Form 10QSB
period 1996-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1996-05-15
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 1996
                                           --------------

                        Commission File Number 0-17859
                                               -------



                             NEW HAMPSHIRE THRIFT
                               BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


       State of Delaware                                    02-0430695
   (State of Incorporation)                          (IRS Employer I.D. Number)


        New London, New Hampshire                             03257
   (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code       603-526-2116


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                                   No___
                   -----


The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of April 18, 1996 was 1,689,503.

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB

PART I.        FINANCIAL INFORMATION                                                      PAGE
Item 1         Financial Statements:

               Consolidated Statements of Financial Condition -                             1
               March 31, 1996 and December 31, 1995

               Consolidated Statements of Income -                                          2
               For the Three Months Ended March 31, 1996 and 1995

               Consolidated Statements of Changes In Shareholders' Equity -                 3
               For the Three Months Ended March 31, 1996 and 1995

               Consolidated Statements of Cash Flows -                                      4
               For the Three Months Ended March 31, 1996 and 1995

               Notes To Consolidated Financial Statements -                                 5

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations -                                       13


PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                                           17

Item 2         Changes in Securities                                                       17

Item 3         Defaults Upon Senior Securities                                             17

Item 4         Submission of Matters to a Vote of Common Shareholders                      17

Item 5         Other Information                                                           17

Item 6         Exhibits and Reports on Form 8-K                                            17

               Signatures                                                                  18

Part I. Item I. NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         March 31, 1996 and December 31, 1995
                                    (Unaudited)

                                                                            March 31,                  December 31,
                                                                              1996                         1995
                                                                        -----------------             ----------------
ASSETS
Cash and due from banks                                               $        5,908,741            $       7,544,297
Federal funds sold                                                                80,000                    3,449,000
Securities held to maturity                                                      393,054                      393,054
Securities available for sale                                                 26,997,635                   25,718,260
Other investments                                                              2,302,557                    2,303,285
Loans held for sale                                                              877,214                    3,095,971
Loans receivable, net                                                        203,434,883                  205,073,080
Accrued interest receivable                                                    1,558,064                    1,433,882
Bank premises and equipment, net                                               5,915,321                    5,955,394
Real estate owned and property acquired in settlement of loans                   840,813                      984,185
Non-earning assets                                                             2,277,515                      297,172
Other assets                                                                   1,895,011                    1,968,497
                                                                        -----------------             ----------------

     Total assets                                                     $      252,480,808            $     258,216,077
                                                                        =================             ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                              $      198,457,143            $     199,970,921
Repurchase agreements                                                          4,173,912                    9,552,825
Federal funds purchased                                                        1,019,000                            -
Advances from Federal Home Loan Bank                                          26,537,394                   26,936,168
Accrued expense and other liabilities                                          2,876,685                    2,212,158
                                                                        -----------------             ----------------

     Total liabilities                                                       233,064,134                  238,672,072
                                                                        -----------------             ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value                                                      -                            -
Common stock, $.01 par value, 1,689,503 shares outstanding as
  of March 31, 1996 and December 31, 1995                                         21,473                       21,473
Paid-in capital                                                               13,160,382                   13,160,382
Retained earnings                                                              8,811,165                    8,673,504
Unrealized gain (loss) on securities available for sale                         (167,398)                      97,594
                                                                        -----------------             ----------------
                                                                              21,825,622                   21,952,953
Treasury stock, at cost, 457,779 shares as of March 31, 1996
  and December 31, 1995                                                       (2,408,948)                  (2,408,948)
                                                                        -----------------             ----------------

     Total shareholders' equity                                               19,416,674                   19,544,005
                                                                        -----------------             ----------------

     Total liabilities and shareholders' equity                       $      252,480,808            $     258,216,077
                                                                        =================             ================

 The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                                            March 31,              March 31,
                                                                              1996                   1995
                                                                         ---------------       ----------------
Interest income
  Interest on loans                                                    $      4,067,593      $       3,687,860
  Interest and dividends on investments                                         489,612                357,238
                                                                         ---------------       ----------------
     Total interest income                                                    4,557,205              4,045,098
                                                                         ---------------       ----------------

Interest expense
  Interest paid to depositors                                                 2,132,960              1,862,527
  Interest on advances and other borrowed money                                 400,746                283,025
                                                                         ---------------       ----------------
     Total interest expense                                                   2,533,706              2,145,552
                                                                         ---------------       ----------------

  Net interest income                                                         2,023,499              1,899,546

Provision for loan losses, net                                                  221,637                300,000
                                                                         ---------------       ----------------

  Net interest income after provision for loan losses                         1,801,862              1,599,546
                                                                         ---------------       ----------------

Non-interest income
  Customer service fees                                                         236,333                261,375
  Loan origination fees                                                          18,439                 16,152
  Net gain (loss) on sale of securities and bank property                        (2,554)                 6,490
  Rental income                                                                  55,999                 55,805
  Brokerage service income                                                       66,714                 26,929
  Other income                                                                    1,295                 15,640
                                                                         ---------------       ----------------
     Total other operating income                                               376,226                382,391
                                                                         ---------------       ----------------

Other operating expenses
  Salaries and employee benefits                                                823,940                829,572
  Occupancy expenses                                                            327,689                309,948
  Advertising and promotion                                                      14,097                 58,397
  Depositors insurance                                                          113,028                109,882
  Outside services                                                               89,622                 81,062
  Other expenses                                                                288,563                309,151
                                                                         ---------------       ----------------
     Total other operating expenses                                           1,656,939              1,698,012
                                                                         ---------------       ----------------

Income before provision for income taxes                                        521,149                283,925

Provision for income taxes                                                      172,300                 94,000
                                                                         ---------------       ----------------

Net income                                                             $        348,849      $         189,925
                                                                         ===============       ================

Earnings per common share                                              $            .21      $             .11
                                                                         ===============       ================

Dividends declared per common share                                    $           .125      $            .125
                                                                         ===============       ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                 March 31,          March 31,
                                                                   1996               1995
                                                               -------------      -------------
COMMON STOCK
 Balance, beginning and end of period                        $       21,473     $       21,473
                                                               =============      =============


PAID-IN CAPITAL
 Balance, beginning and end of period                        $   13,160,382     $   13,103,404
                                                               =============      =============


RETAINED EARNINGS
 Balance, beginning of period                                $    8,673,504     $    8,268,094
 Net income                                                         348,849            189,925
 Cash dividends paid                                               (211,188)          (208,874)
                                                               -------------      -------------

 Balance, end of period                                      $    8,811,165     $    8,249,145
                                                               =============      =============



UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE FOR SALE
 Balance, beginning of period                                $       97,594     $     (728,667)
 Adjustment to fair value                                          (401,992)            67,415
 Effect of change in deferred taxes                                 137,000            224,000
                                                               -------------      -------------

 Balance, end of period                                      $     (167,398)    $     (437,252)
                                                               =============      =============


TREASURY STOCK
 Balance, beginning and end of period                        $   (2,408,948)    $   (2,411,430)
                                                               =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                             March 31,             March 31,
                                                                               1996                  1995
                                                                        -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $          348,849     $         189,925
                                                                        -----------------      ----------------
    Adjustments to reconcile net income to net
      cash provided by operating activities -
      Depreciation and amortization                                              110,828               110,487
      Loans originated for sale                                               (4,475,078)           (1,696,684)
      Proceeds from sale of loans                                              4,480,171             1,694,412
      (Gain) loss from sale of loans                                              (5,093)                2,272
      Loss from sale of debt securities available for sale                         1,538                 7,376
      Gain from sale of equity securities available for sale                           -               (16,138)
      Provision for loan losses                                                  221,637               300,000
      Provision for deferred taxes                                                     -                70,018
      Increase in accrued interest and other assets                              (38,549)             (396,022)
      Decrease in deferred loan fees                                             (23,294)              (37,479)
      Increase in accrued expenses and other liabilities                         835,605               886,826
                                                                        -----------------      ----------------
          Net cash provided by operating activities                            1,456,614             1,114,993
                                                                        -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (70,755)             (158,867)
  Proceeds from sale of debt securities available for sale                       643,194               490,189
  Proceeds from sale of equity securities available for sale                     200,000               342,913
  Purchase of securities available for sale                                   (3,537,519)             (604,613)
  Maturities of securities available for sale                                  1,000,000               100,000
  Net (increase) decrease in loans to customers                                3,658,611            (5,094,031)
  (Increase) decrease in non-earning assets                                   (1,980,343)              695,996
  Decrease in real estate owned                                                  143,372                88,970
                                                                        -----------------      ----------------
          Net cash provided by (used in) investing activities                     56,560            (4,139,443)
                                                                        -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits and repurchase agreements                          (6,892,691)           (5,583,590)
  Increase in advances from Federal Home Loan Bank                               589,054             6,329,447
  Net change in other borrowed money                                              (2,905                (2,835)
  Dividends                                                                     (211,188)             (208,874)
                                                                        -----------------      ----------------
          Net cash provided by (used in) financing activities                 (6,517,730)              534,148
                                                                        -----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (5,004,556)           (2,490,302)
CASH AND CASH EQUIVALENTS, beginning of period                                10,993,297             8,253,588
                                                                        -----------------      ----------------
CASH AND CASH EQUIVALENTS, end of period                              $        5,988,741     $       5,763,286
                                                                        =================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                      $        2,135,847     $       1,836,793
    Interest on advances and other borrowed money                                408,385               230,081
                                                                        -----------------      ----------------
            Total interest paid                                       $        2,544,232     $       2,066,874
                                                                        =================      ================
    Income taxes, net                                                 $            2,499     $           5,951
                                                                        =================      ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1996 and December 31, 1995


1.   Summary of significant accounting policies:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of New Hampshire Thrift Bancshares, Inc. (NHTB or Company, a unitary holding company), Lake Sunapee Bank, fsb (LSB), Lake Sunapee Group, Inc. (LSGI), and Lake Sunapee Financial Services Corp. (LSFSC). LSB is owned by the holding company and the other entities are wholly-owned subsidiaries of LSB. All significant intercompany accounts and transactions have been eliminated. The financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 and 1995.


     EARNINGS PER SHARE - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the period plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options. Common stock equivalents are determined using the treasury method. Common stock equivalents are included in the computation of earnings per share if they have a dilutive effect. As of March 31, 1996 and 1995, there was a dilutive effect from stock options. The number of shares used in computing earnings per share was 1,701,076 and 1,695,740 for the periods ended March 31, 1996 and 1995, respectively.


     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Bank considers federal funds sold and due from banks to be cash equivalents.


     TREASURY STOCK - Treasury Stock is accounted for at cost when purchased. Sales of Treasury Stock are on a first in first out basis at cost. Any gain on the sale of Treasury Stock is recorded to Paid-in Capital.


     MORTGAGE SERVICING RIGHTS - Effective January 1, 1996, Lake Sunapee Bank, fsb recorded as a separate asset the rights to service mortgage loans for others according to FAS No. 122 "Accounting for Mortgage Servicing Rights." The accounting standard is effective for loans sold after December 31, 1995. The mortgage servicing rights (MSR's) are valued at the lower of cost or market on an aggregate basis. The MSR's are amortized on a straight-line basis over the anticipated life of the related loans.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1996 and December 31, 1995


2.   Securities
     The amortized cost and appropriate market value of securities are summarized as follows:

                                                                  March 31, 1996
                                          ---------------------------------------------------------------
                                                                Gross            Gross
                                                Fair         Unrealized        Unrealized     Amortized
                                               Value            Gain              Loss           Cost
                                          ---------------------------------------------------------------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                      $     393,054  $       -           $     -      $       393,054
                                          ---------------------------------------------------------------
Total held to maturity                         393,054          -                 -              393,054
                                          ---------------------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                    13,898,902         45,824            98,716       13,951,794
    U. S. Government, including agencies     2,543,904          5,625            26,099        2,564,378
    Other bonds and debentures               9,189,892         39,626           104,745        9,255,011
                                          ---------------------------------------------------------------
                                            25,632,698         91,075           229,560       25,771,183
  Equity securities                          1,364,937         24,287           139,200        1,479,850
                                          ---------------------------------------------------------------
Total available for sale                    26,997,635        115,362           368,760       27,251,033
                                          ---------------------------------------------------------------
Investments at cost:
  Federal Home Loan Bank Stock               1,861,000          -                 -            1,861,000
  Other securities                             441,557          -                 -              441,557
                                          ---------------------------------------------------------------
Total investments at cost                    2,302,557                                         2,302,557
                                          ---------------------------------------------------------------
  Total securities                       $  29,693,246  $     115,362       $   368,760  $    29,946,644
                                          ===============================================================

                                                                 December 31, 1995
                                          ---------------------------------------------------------------
                                                              Gross               Gross
                                                Fair        Unrealized         Unrealized       Amortized
                                               Value           Gain               Loss             Cost
                                          ---------------------------------------------------------------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                      $     393,054  $       -        $        -       $      393,054
                                          ---------------------------------------------------------------
Total held to maturity                         393,054          -                 -              393,054
                                          ---------------------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                    12,139,529        147,900             3,166       11,994,795
    U. S. Government, including agencies     2,724,130         33,249                40        2,690,921
    Other bonds and debentures               9,352,476        104,119            38,416        9,286,773
                                          ---------------------------------------------------------------
                                            24,216,135        285,268            41,622       23,972,489
  Equity securities                          1,502,125         11,750           106,800        1,597,175
                                          ---------------------------------------------------------------
Total available for sale                    25,718,260        297,018           148,422       25,569,664
                                          ---------------------------------------------------------------
Investments at cost:
    Federal Home Loan Bank Stock             1,861,000          -                -             1,861,000
    Other securities                           442,285          -                -               442,285
                                          ---------------------------------------------------------------
Total investments at cost                    2,303,285                                         2,303,285
                                          ---------------------------------------------------------------
     Total securities                    $  28,414,599  $     297,018    $      148,422   $   28,266,003
                                          ===============================================================

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1996 and December 31, 1995


3.   Loans

     Loans consisted of the following as of:                        March 31,                 December 31,
                                                                      1996                        1995
                                                                 --------------              --------------
     Real estate loans -
      Conventional                                              $  174,347,279              $  175,130,966
      Construction                                                     664,523                   2,456,763
                                                                 --------------              --------------
                                                                   175,011,802                 177,587,729
     Less:  Unadvanced portion                                         561,210                   1,434,258
                                                                 --------------              --------------
     Total real estate loans                                       174,450,592                 176,153,471
     Collateral loans                                               20,483,777                  19,524,706
     Consumer loans                                                  4,796,265                   5,025,818
     Commercial and municipal loans                                  8,354,014                   9,301,028
     Other loans                                                       840,543                     671,302
                                                                 --------------              --------------
     Total loans                                                   208,925,191                 210,676,325
     Less:  Reserve for loan losses                                  1,976,831                   1,828,060
             Deferred loan origination fees                            358,748                     382,042
             Non-earning assets                                      2,277,515                     297,172
                                                                 --------------              --------------
     Net loans                                                  $  204,312,097              $  208,169,051
                                                                 ==============              ==============

A summary of activity in the reserve for loan loss account consisted of the following as of:


                                                                    March 31,                 December 31,
                                                                      1996                        1995
                                                                 --------------              --------------
BALANCE, beginning of  period                                   $    1,828,060              $    2,752,885
                                                                 --------------              --------------
Loans charged-off:
Real estate loans -
      Conventional                                                      24,369                     141,541
      Construction                                                      40,000                   1,014,670
Collateral and consumer loans                                           11,860                      25,568
Commercial and municipal loans                                                                     913,441
                                                                 --------------              --------------
     Total charged-off loans                                            76,229                   2,095,220
                                                                 --------------              --------------
Recoveries:
Real estate loans -
      Conventional                                                       3,363                       3,300
Collateral and consumer loans                                              -                         2,099
Commercial and municipal loans                                             -                         1,286
                                                                 --------------              --------------
     Total recoveries                                                    3,363                       6,685
                                                                 --------------              --------------
      Charged-off loans, net of recoveries                              72,866                   2,088,535
                                                                 --------------              --------------

     Provision for loan losses charged to income                       221,637                   1,163,710
                                                                 --------------              --------------

BALANCE, end of period                                          $    1,976,831              $    1,828,060
                                                                 ==============              ==============
Ratio of net charged-off loans during the period
 to average loans outstanding during the period                           0.03%                       1.02%
                                                                 ==============              ==============

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1996 and December 31, 1995



3.   Loans (continued):

                                                                       March 31,               December 31,
                                                                          1996                    1995
                                                                     --------------          --------------
Non-earning assets consisted of the following                      $    2,277,515           $      297,172
Amount of interest income which would have been earned                     45,760                   55,864
Amount of interest income that was included in net                         11,656                   13,553
Troubled debt restructured                                                198,172                  445,417
In addition to non-earning assets, non-accrual
loans included the following                                              202,594                1,144,293


EFFECT OF FASB NO. 66:
Loans reclassified to real estate owned                            $      368,500           $      370,672
Interest income reduced by                                                  6,736                   23,063


IMPAIRED LOANS:
Average recorded investment in impaired loans                      $    1,126,897           $      934,829
Investment in impaired loans, end of period                               495,586                1,452,049
Portion of valuation allowance allocated to impaired loans                 55,046                  654,663
Net balance of impaired loans                                             440,540                  797,386
Interest income recognized on impaired loans                                8,684                  102,449
Interest income on impaired loans on cash basis                             5,793                   97,401

There are no impaired loans which do not have a valuation allowance assigned to them.

Interest income on impaired loans is recognized using the accrual basis accounting method when the impaired loan is less than 90 days past due and has not been reclassified to non-accrual status. Interest income on impaired loans over 90 days past due and on loans placed on non-accrual status is recognized on the cash basis method. Cash receipts on impaired loans are recorded as both interest income and a reduction in the impaired loan balance consistent with the terms of the underlying contractual agreement. The net balance of impaired loans represents the aggregate fair value or present value of expected cash flows on individual loans identified as impaired. A loan becomes impaired when it is probable all amounts due on the loan will not be received. A loan is placed on non-accrual status when it is likely interest income will not be received. Non-accrual loans are reviewed for possible impairment. Impaired loans are written-down or charged-off when it has been determined the asset has such little value that it no longer warrants remaining on the books. The decision to charge-off is made on a case-by-case basis.

The Bank had no extensions of credit to affiliated parties in excess of 5% of shareholders' equity at any time during the three months ended March 31, 1996.

MORTGAGE SERVICING RIGHTS - As of March 31, 1996, the fair value of MSR's was $36,510. The significant assumptions used to estimate fair value included a prepayment risk based on current market pricing information, a discount rate of 1% above the U. S. Treasury bond rate, 7.35% as of March 31, 1996, and industry averages for other significant assumptions. MSR's capitalized were reduced by $1,825 of amortization during the quarter. For purposes of evaluating and measuring impairment of MSR's, the Company stratifies the underlying loans by maturity and by interest rate. As of March 31, 1996, the Company stratified its loans by maturity into 15 and 30 year loans and stratified loans in each of the maturity categories by every one-half percent change in interest rates. There is no impairment to the value of the MSR's recorded during the quarter ended March 31, 1996.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)
                     March 31, 1996 and December 31, 1995


4.   Deposits:
     Deposit accounts consisted of the following as of March 31, 1996 and December 31, 1995:

                                                                       March 31,               December 31,
                                                                         1996                      1995
                                                                   ---------------           ---------------
     Checking Accounts (non-interest bearing)                       $   8,335,569             $  10,934,512
     NOW Accounts                                                      25,362,117                26,014,007
     Ever-Ready Money Market                                           13,383,210                13,971,617
     Regular Savings                                                   11,171,841                11,363,366
     Accounts
     Treasury Savings                                                  46,518,346                44,388,408
     Accounts
     Club Deposits                                                        250,220                    87,779
     Time Deposits:
     $100,000 and over                                                 12,191,910                11,924,585
     Other Time Deposits                                               81,243,930                81,286,647
                                                                   ---------------           ---------------
                                                                    $ 198,457,143             $ 199,970,921
                                                                   ===============           ===============

REPURCHASE AGREEMENTS - As of March 31, 1996, thirteen repurchase agreements were outstanding. Repurchase agreements are secured by U. S. Treasury Notes held by a third party in safekeeping with a fair value of $13,898,902. The maturities of the repurchase agreements are from April 10, 1996 to March 21, 1997 on the anniversary date of the repurchase agreement.


5.   Advances from Federal Home Loan Bank:

     Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 7.32%, maturing as follows:

                                                        March 31,               December 31,
                                                           1996                     1995
                                                     ---------------          ---------------
     1996 (4.87% - 6.78%)                             $   6,332,197            $   6,762,143
     1997 (4.87% - 7.32%)                                 7,927,707                7,927,707
     1998 (4.87% - 6.78%)                                 7,166,033                7,166,033
     1999 (5.78%)                                            56,084                   56,085
     2000 and after (5.74% - 5.82%)                       5,024,200                5,024,200
                                                     ---------------          ---------------
                                                      $  26,506,221            $  26,936,168
                                                     ===============          ===============

These advances are secured by Federal Home Loan Bank Stock (Note 2) and unspecified first mortgage loans. The Bank is able to borrow up to an additional $49,000,000 of Federal Home Loan Bank advances.

In addition to the above advances, the Bank has credit available up to $4,672,000 under a revolving loan agreement with the Federal Home Loan Bank. As of March 31, 1996, $1,019,000 had been borrowed against this line of credit. Interest is payable monthly as funds are borrowed.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1996 and December 31, 1995


6.   Shareholders' Equity:

     On May 22, 1986, Lake Sunapee Bank fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Net proceeds of the conversion (after deducting applicable costs of conversion) were $11,889,397.

     At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balance of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion.

     The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the Office of Thrift Supervision.

     DIVIDENDS - The Board of Directors, at their January meeting, declared a cash dividend of $0.125 per share payable April 29, 1996.

7.   Stock Options:

     On January 3, 1995, 30,000 options were granted from previously forfeited shares of the 1986 plan at an exercise price of $9.00 per share, the fair market value on that date. As of March 31, 1996, 57,880 of previously forfeited shares remained available for grant and options to purchase 30,000 shares were available for exercise under the 1986 plan. At the Annual Meeting held on April 15, 1987, the shareholders approved the adoption of the "1987 Stock Option Plan." As of March 31, 1996, 27,666 of previously forfeited shares remained available for grant and options to purchase 32,590 shares were available for exercise under the 1987 plan. On January 2, 1996, 49,900 options were granted and made available from previously ungranted and forfeited shares of the 1987 plan at an exercise price of $10.125 per share, the fair market value on that date. As of March 31, 1996, none of these options had been exercised. At the Annual meeting held on April 10, 1996, the shareholders approved the adoption of the "1996 Stock Option Plan." Under this plan, an amount equal to 10% of the issued and outstanding common stock of the Company has been reserved for future issuance.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1996 and December 31, 1995

7.   Stock Options (continued):

A summary of the Company's stock option plans as of March 31, 1996 and 1995 and changes during the quarter is presented below:

                                                         1996                      1995
                                                --------------------       ---------------------
                                                            Weighted                    Weighted
                                                Number       Average       Number        Average
                                                  of        Exercise         of         Exercise
                                                Options      Price         Options       Price
                                                -------   ----------       -------      --------
Outstanding, beginning of year                   62,590   $     8.22        32,590     $    7.50
Granted                                          49,900       10.125        30,000          9.00
Exercised                                             0            0             0             0
Forfeited                                             0            0             0             0
Expired                                               0            0             0             0
                                                -------   ----------       -------      --------
Outstanding, end of quarter                     112,490   $     9.06        62,590     $    8.22
                                                -------   ----------       -------      --------
Exercisable, end of quarter                     112,490                     62,590
                                                -------                    -------

The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. The range of exercise prices is $7.50 to $10.125 and $7.50 to $9.00 as of March 31, 1996 and 1995, respectively.

The weighted-average fair value of the options granted during the quarter ended March 31, 1996 and 1995 was $10.125 and $9.00, respectively.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                              1996            1995
                                                              ----            ----
Net income                             As reported       $ 349,849        $ 189,925
                                       Pro forma         $ 260,526        $ 143,125

Primary earnings per share             As reported       $    0.21        $    0.11
                                       Pro forma         $    0.15        $    0.09

Fully diluted earnings per share       As reported       $    0.21        $    0.11
                                       Pro forma         $    0.15        $    0.08

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                      March 31, 1996                       March 31, 1995
                                      ---------------                      --------------
Weighted risk-free interest rate              6.71%                                6.67%
Weighted expected life                   9.25 years                           8.75 years
Weighted expected volatility                 17.33%                               17.33%
Weighted expected dividend yield      5.0% per year                        5.0% per year

No modifications have been made to the terms of the option agreements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1996 and December 31, 1995


8.   Commitments and Contingencies:

     In the normal course of business, LSB has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

     As of March 31, 1996, LSB has entered into commitments to fund loans totaling approximately $10 million. The majority of these loans will have adjustable rates.

9.   Treasury Stock:

     On April 3, 1990, NHTB announced a Stock Repurchase Program to buy back, on the open market, up to a total of 5% of its outstanding common stock or 107,364 shares. On July 11, 1990, NHTB completed its Stock Repurchase Program whereby 107,364 shares were repurchased at an average price of $4.37 per share. On August 9, 1990, NHTB announced a second buy back program to buy back, on the open market, up to 10%, or 203,992 shares of its total outstanding common stock. On June 11, 1991, a third buy back was announced to cover an additional 10% of the then outstanding stock or 183,592 shares. On July 15, 1993, NHTB announced another buy back program whereby the company intends to repurchase, on the open market, 10%, or 165,233 shares of its outstanding common stock. As of March 31, 1996, NHTB had repurchased a total of 539,148 shares at an average price of $4.98 for all programs while 121,033 shares remained to be purchased from the 1993 buy back program.

10.  Authorized Shares of Stock:

     The authorized, issued and outstanding stock was as follows:

                                        March 31,      December 31,
                                          1996             1995
                                        ---------      ------------
     Preferred stock:
      Authorized shares                 2,500,000        2,500,000
      Issued shares                            -                -
      Outstanding shares                       -                -

     Common stock:
      Authorized shares                 5,000,000        5,000,000
      Issued shares                     2,147,282        2,147,282
      Outstanding shares                1,689,503        1,689,503

Part I. Item II.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb (LSB or the Bank). The Bank's earnings in turn are generated from the difference between the yield on its loan and investment portfolios and the cost of its deposit accounts and borrowings. These core earnings are supplemented by loan origination fees, retail banking services, and rental income from the Bank's various investment properties.

     Net income for the three months ended March 31, 1996, amounted to $348,849, or $.21 per share compared to $189,925, or $.11 per share, for the same period in 1995. Earnings increased during the first quarter of 1996 compared to 1995, due to the absence of several non-recurring items experienced during the first quarter of 1995.

     The United States Congress continues to debate various methods for the recapitalization of the Savings Association Insurance Fund (SAIF), to which the Bank pays deposit insurance assessments. As currently proposed, this legislation will require the Bank to incur a one-time, after-tax expense in the range of $800,000 to $1,100,000 in order to cover its portion of a one-time contribution to the SAIF fund. This will be offset by expected, annual, after-tax expense savings in deposit insurance of approximately $250,000.

     Proposed legislation also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Bank, as a federal savings association, convert to a bank charter. Such a requirement to convert to a bank charter could cause the Bank to lose the favorable tax treatment for its bad debt reserves that it currently enjoys under section 593 of the Internal Revenue Code and to have all or part of its existing bad debt reserves recaptured into income.

     During the second quarter of 1996, the Bank expects to realize an after-tax gain of approximately $200,000 from the sale of a piece of land adjacent to the Bank's New London branch.

FINANCIAL CONDITION

     During the first three months of 1996, total assets decreased by $5,735,269, or 2.22% from $258,216,077 to $252,480,808. Decreases totaling
$5,587,757 in federal funds sold and loans held for sale accounted for the drop in assets. This was offset by a decrease of $5,378,913 in the Bank's deposits
under repurchase agreements   On December 31, 1995, repurchase agreements had
balances of $9,552,825 compared to $4,173,912 at March 31, 1996. Typically, these agreements experience withdrawals during the first quarter as the several governmental agencies who utilize these agreements expend tax revenues received during December.

     Total investments (at fair value) increased by $1,278,647, or 4.50% from $28,414,599 from $29,693,246. Investments in U. S. Treasury Notes increased by $1,759,373 accounting for the increase in investments.

     Total loans decreased during the first quarter by $1,751,134, to $208,925,191 from $210,676,325. The Bank sold $4,480,171 of fixed rate loans, of which $2,218,757 had been available for sale on December 31, 1995. The Bank intends to originate and hold in portfolio fixed rate mortgages in an effort to build the loan portfolio and balance the portfolio. Currently, adjustable rate mortgages comprise 84% of total loans and the Bank intends to lower this mix to approximately 75%.

     Real estate owned and property acquired in settlement of loans decreased by $143,372 to $840,813. Continuing to be included in the real estate owned amount is one real estate development loan, Blye Hill Landing, in Newbury, NH with a book value of $627,036 at March 31, 1996. At March 31, 1996, the Bank had recorded no properties as in-substance foreclosures.

     At March 31, 1996, the Bank's non-performing assets amounted to $3,320,923 compared to $2,425,647 at December 31, 1995. The Bank includes all loans 90 days past due, all real estate owned, and non-earning assets as non-performing assets. The increase in non-performing assets resulted from the reclassification of a real estate development loan in the amount of $934,786 from the impaired loans category. When added together, non-performing assets and impaired loans amounted to $3,761,462 and $3,233,514 on March 31, 1996, and December 31, 1995,
respectively.

     Deposits decreased by $1,513,778, or 0.76% from $199,970,921 to
$198,457,143. The Bank's transaction and money market type accounts typically experience outflows during the first quarter due to customers' needs to pay bills associated with holiday spending, fuel, and property taxes.

     No new advances from the Federal Home Loan Bank (FHLB) were incurred during the first quarter. However, the Bank purchased Federal funds in the amount of $1,019,000 and expects to utilize the FHLB advance programs during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At March 31, 1996, the Bank's ratio of 11.13% exceeded regulatory requirements.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 1996, the Bank had approximately $49 million in
additional borrowing capacity from the FHLB.   The Bank expects to be able to
fund the approximate total of $10 million in loan commitments during the second quarter by utilizing its customary sources of funds.

     As of March 31, 1996, cash flows from operations provided $1,456,614 versus $1,114,993 at March 31, 1995. The majority of this change was due to a decrease in the provision for loan losses and accrued expenses and other liabilities.

     Cash flows from investing activities amounted to $56,560 during the first three months of 1996 versus negative $4,139,443 for the same period last year. Most notably, the Bank's net decrease in total loans in the amount of $3,658,611, due to the sale of $2,218,757 of loans held for sale and a net decrease of $1,439,854 in total loans, created the positive cash flow.

     As of March 31, 1996, cash flows from financing activities were negative $6,517,730, reflecting a need to fund a decrease of $6,892,691 in customer deposits and repurchase agreements.

     At March 31, 1996, the Company's capital totaled $19,416,674, or 7.69% of total assets, compared to $19,544,005, or 7.57% of total assets at year-end 1995. The net change in capital of $127,331 is attributed to retaining income of $137,661, and a decrease in the unrealized loss on securities available for sale in the amount of $264,992. Interest rates increased during the first quarter of 1996 causing a drop in bond values.

     As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core, leverage, and risk-based capital of 3.00%, 3.00%, and 8.00%, respectively. As of March 31, 1996, the Bank's core, leverage and risk-based capital ratios were 6.97%, 6.97%, and 11.77%, respectively, well in excess of the regulators' requirements.

     Book value per share was $11.49 at March 31, 1996, versus $11.57 per share at December 31, 1995. The decrease was attributable to the change in the unrealized loss on securities available for sale.

INTEREST RATE SENSITIVITY

     The Bank's one-year interest sensitive gap at March 31, 1996, was approximately negative seven percent, compared to the December 31, 1995, gap position of approximately negative seven percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of March 31, 1996, adjustable rate mortgages amounted to approximately 84% of total loans.

     The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. The Bank's gap, of approximately negative seven percent at March 31, 1996, means earnings would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of liabilities.

             NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1996
             AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Net income for the first quarter ended March 31, 1996, was $348,849, or $0.21 per share compared to $189,925, or $0.11 per share for the same period last year, an increase of approximately 84%. As mentioned above, the increase was due to the savings resulting from several non-recurring items experienced during last year's first quarter.

     Net interest income increased $123,953, or 6.53% to $2,023,499 from $1,899,546 as the volume of loans outstanding increased over last year's first quarter.

     Total interest income increased by $512,107, or 12.66%. This increase was the result of rising interest rates on the Bank's adjustable rate mortgages as well as the increased amount of outstanding loans as compared to March 31, 1995. Interest on investments increased $132,374, or 37.05%, due to the increase in investments over last year.

     Total interest expense increased $388,154, or 18.09%. Interest on deposits increased $270,433, or 14.52%. The Bank's cost of deposits increased from 4.03% at March 31, 1995, to 4.48% at March 31, 1996.

OTHER INCOME AND EXPENSE

     Total non-interest income remained flat, decreasing slightly by $6,165, to $376,226. Total non-interest expense decreased $41,073, or 2.42%, to $1,656,939. Non-recurring items in the amount of approximately $90,000 incurred during the first quarter of 1995 accounted for decrease in expenses for the first quarter in 1996.

RESERVE FOR LOAN LOSSES

     LSB considers many factors in determining the level of loan loss reserves. These factors include the risk and size characteristics of the loans, the prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing the loans. Additionally, the Bank's commercial loan officers review the financial condition of commercial loan facilities and inventories. The Bank also has an internal audit and compliance program whereby all loans are reviewed and classified to determine appropriate loan loss reserve levels. Results of the audit and compliance programs are reported directly to the Audit Committee of the Bank's Board of Directors.

     The reserve for loan losses at March 31, 1996, was $1,976,831 compared to $1,828,060 at year-end 1995. The reserve as of March 31, 1996, included $741,083 in specific reserves for loans classified as loss and $1,235,748 in general reserves as compared to $628,060 and $1,200,000, respectively, at December 31, 1995. The reserve for loan loss allowance represented 0.95% of total loans at March 31, 1996, compared to 0.87% at December 31, 1995. The allowance for loan losses as a percentage of non-performing assets was 59.53% at March 31, 1995, compared to 75.36% at December 31, 1995.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

     Total classified loans, excluding special mention, as of March 31, 1996, were $7,298,103 compared to $6,049,066 at December 31, 1995. Of these amounts, $3,320,923 and $2,425,647, respectively, are included in non-performing assets.

     The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan". The Statement became effective for LSB as of January 1, 1995. Note 3, pp. 7-8, to the Financial Reports presents a discussion relative to impaired loans.

The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):

                                      3-31-96                 12-31-95
                                  --------------           --------------
90 days delinquent               $   203   0.08%          $ 1,144   0.54%
Non-earning assets                 2,277   0.90%              297   0.14%
Real estate owned                    841   0.33%              984   0.47%
                                  ------  ------           ------  ------
Total non-performing assets      $ 3,321   1.31%          $ 2,425   1.15%
                                  ------  ------           ------  ------

Impaired loans                   $   441   0.17%          $   808   0.38%
                                  ------  ------           ------  ------

(1)All loans 90 days or more delinquent are placed on a non-accruing status

(2)Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:

                                        3-31-96                 12-31-95
                                  ------------------       -----------------
Real estate loans -
  Conventional                   $  1,125,085    83%      $   687,547    83%
  Construction                        557,162                 201,257
Collateral and Consumer                 6,602    12%            8,067    12%
Commercial and Municipal              212,936     4%          276,526     4%
Impaired Loans                         55,046     1%          654,663     1%
                                  -----------  -----       ----------  -----
Valuation allowance              $  1,976,831   100%      $ 1,828,060   100%
                                  -----------  -----       ----------  -----
Valuation allowance as a
  percentage of total loans             0.95%                   0.87%
                                  -----------              ----------

     As of March 31, 1996, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         There is no material litigation pending in which the Company or its subsidiaries is a party or which the property of the Company or its subsidiaries is subject.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------

         At the Annual Meeting of Shareholders held on April 10, 1996, the Shareholders voted to: re-elect Directors Stephen W. Ensign, Dennis A. Morrow, and Kenneth D. Weed for three year terms, ratify the adoption of the 1996 Stock Option Plan, and ratify the appointment of Berry, Dunn, McNeil and Parker as the Company's independent auditors for the fiscal year 1996.


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          A.)  Exhibits:

               None

         B.)  Reports on Forms 8-K:

               None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                        -------------------------------------
                                                    (Registrant)





Date:      May 9, 1996                  /s/ Stephen W. Ensign
     ------------------------           -------------------------------------
                                        Stephen W. Ensign
                                        President and Chief Executive Officer


Date:      May 9, 1996                  /s/ Stephen R. Theroux
     ------------------------           -------------------------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Financial Officer