Form 10QSB
period 1996-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1996-08-14
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 1996
                                            -------------

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

                                         Yes  X            No
                                            -----            -----


The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of July 11, 1996 was 1,691,803.

                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                              INDEX TO FORM 10-Q




PART I.      FINANCIAL INFORMATION                                        Page

Item 1       Financial Statements:

             Consolidated Statements of Financial Condition -              1
             June 30, 1996 and December 31, 1995

             Consolidated Statements of Income -                           2
             For the Three Months Ended June 30, 1996 and 1995
             and the Six Months Ended June 30, 1996 and 1995

             Consolidated Statements of Changes In Shareholders' Equity -  3
             For the Three Months Ended June 30, 1996 and 1995
             and the Six Months Ended June 30, 1996 and 1995

             Consolidated Statements of Cash Flows -                       4
             For the Six Months Ended June 30, 1996 and 1995

             Notes To Consolidated Financial Statements -                  5

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations -                        13


PART II.     OTHER INFORMATION                                            18

Item 1       Legal Proceedings                                            18

Item 2       Changes in Securities                                        18

Item 3       Defaults Upon Senior Securities                              18

Item 4       Submission of Matters to a Vote of Common Shareholders       18

Item 5       Other Information                                            18

Item 6       Exhibits and Reports on Form 8-K                             18

             Signatures                                                   19


Part I. Item I.          NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 June 30, 1996 and December 31, 1995
                                              (Unaudited)

                                                                      June 30,              December 31,
                                                                        1996                    1995
                                                                     -----------             -----------
ASSETS
Cash and due from banks                                            $   7,660,216           $   7,544,297
Federal funds sold                                                            -                3,449,000
Securities held to maturity                                              368,054                 393,054
Securities available for sale                                         25,234,393              25,718,260
Other investments                                                      2,307,557               2,303,285
Loans held for sale                                                    1,000,855               3,095,971
Loans receivable, net                                                211,438,852             205,073,080
Accrued interest receivable                                            1,550,660               1,433,882
Bank premises and equipment, net                                       5,794,351               5,955,394
Real estate owned and property acquired in settlement of loans           819,679                 984,185
Non-earning assets                                                     1,444,239                 297,172
Other assets                                                             907,269               1,968,497
                                                                     -----------             -----------

       Total assets                                                $ 258,526,125           $ 258,216,077
                                                                     ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                           $ 200,303,248           $ 199,970,921
Repurchase agreements                                                  4,201,001               9,552,825
Federal funds purchased                                                1,143,000                      -
Advances from Federal Home Loan Bank                                  31,270,344              26,936,168
Accrued expense and other liabilities                                  2,133,405               2,212,158
                                                                     -----------             -----------

       Total liabilities                                             239,050,998             238,672,072
                                                                     -----------             -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value                                               -                       -
Common stock, $.01 par value, 1,691,803 shares outstanding as
   of June 30, 1996 and 1,689,503 as of December 31, 1995                 21,473                  21,473
Paid-in capital                                                       13,167,570              13,160,382
Retained earnings                                                      9,079,266               8,673,504
Unrealized gain (loss) on securities available for sale                 (394,297)                 97,594
                                                                     -----------             -----------
                                                                      21,874,012              21,952,953
Treasury stock, at cost, 455,479 shares as of June 30, 1996
  and 457,779 as of December 31, 1995                                 (2,398,885)             (2,408,948)
                                                                     -----------             -----------

       Total shareholders' equity                                     19,475,127              19,544,005
                                                                     -----------             -----------

       Total liabilities and shareholders' equity                  $ 258,526,125           $ 258,216,077
                                                                     ===========             ===========


               The accompanying notes to consolidated financial statements are an integral part of these statements.



            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended June 30, 1996 and 1995
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                             1996           1995               1996           1995
                                                         ------------   ------------       ------------   ------------
Interest income
  Interest on loans                                     $  4,176,389   $  3,899,303       $  8,243,982   $  7,587,163
  Interest and dividends on investments                      463,931        405,773            953,543        763,011
                                                         ------------   ------------       ------------   ------------
     Total interest income                                 4,640,320      4,305,076          9,197,525      8,350,174
                                                         ------------   ------------       ------------   ------------

Interest expense
  Interest paid to depositors                              2,066,025      1,990,734          4,198,985      3,853,261
  Interest on advances and other borrowed money              455,074        415,781            855,820        698,806
                                                         ------------   ------------       ------------   ------------
     Total interest expense                                2,521,099      2,406,515          5,054,805      4,552,067
                                                         ------------   ------------       ------------   ------------

  Net interest income                                      2,119,221      1,898,561          4,142,720      3,798,107

Provision for loan losses, net                               522,554        280,000            744,191        580,000
                                                         ------------   ------------       ------------   ------------

  Net interest income after provision for loan losses      1,596,667      1,618,561          3,398,529      3,218,107
                                                         ------------   ------------       ------------   ------------

Non-interest income
  Customer service fees                                      327,429        210,118            563,762        471,493
  Loan origination fees                                       23,623         15,914             42,062         32,066
  Net gain on sale of securities and bank property           262,427         15,087            259,873         21,577
  Rental income                                               55,393         55,049            111,392        110,854
  Brokerage service income                                    40,924         32,548            107,638         59,477
  Other income                                                   671            595              1,966         16,235
                                                         ------------   ------------       ------------   ------------
     Total other operating income                            710,467        329,311          1,086,693        711,702
                                                         ------------   ------------       ------------   ------------

Other operating expenses
  Salaries and employee benefits                             734,965        696,344          1,558,905      1,525,916
  Occupancy expenses                                         327,313        293,518            655,002        603,466
  Advertising and promotion                                   50,648         41,519             64,745         99,916
  Depositors insurance                                       114,747        109,883            227,775        219,765
  Outside services                                            92,759         80,380            182,381        161,442
  Other expenses                                             271,621        343,052            560,184        652,203
                                                         ------------   ------------       ------------   ------------
     Total other operating expenses                        1,592,053      1,564,696          3,248,992      3,262,708
                                                         ------------   ------------       ------------   ------------

Income before provision for income taxes                     715,081        383,176          1,236,230        667,101

Provision for income taxes                                   235,700        126,000            408,000        220,000
                                                         ------------   ------------       ------------   ------------
Net income                                              $    479,381   $    257,176       $    828,230   $    447,101
                                                         ------------   ------------       ------------   ------------
Earnings per common share                               $       .28    $        .15       $        .49   $        .26
                                                         ------------   ------------       ------------   ------------
Dividends declared per common share                     $      .125    $       .125       $        .25   $        .25
                                                         ------------   ------------       ------------   ------------


         The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended June 30, 1996 and 1995
                and the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                           1996                  1995                1996                1995
                                                        ------------         -----------         -----------          ----------
COMMON STOCK
 Balance, beginning and end of period                  $      21,473       $      21,473       $      21,473       $      21,473
                                                       =============       =============       =============       =============

PAID-IN CAPITAL
 Balance, beginning of period                          $  13,160,382       $  13,103,404       $  13,160,382       $  13,103,404
 Change during the period                                      7,188               1,900               7,188               1,900
                                                       -------------       -------------       -------------        ------------
 Balance, end of period                                $  13,167,570       $  13,105,304       $  13,167,570       $  13,105,304
                                                       =============       =============       =============       =============
RETAINED EARNINGS
 Balance, beginning of period                          $   8,811,165       $   8,249,145       $   8,673,504       $   8,268,094
 Net income                                                  479,381             257,176             828,230             447,101
 Cash dividends paid                                        (211,280)           (208,949)           (422,468)           (417,823)
                                                       -------------       -------------       -------------        ------------
 Balance, end of period                                $   9,079,266       $   8,297,372       $   9,079,266       $   8,297,372
                                                       =============       =============       =============       =============

UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE
 Balance, beginning of period                          $    (167,398)      $    (437,252)      $      97,594       $    (728,667)
 Adjustment to fair value                                   (343,899)            144,461            (745,891)            192,876
 Effect of change in deferred taxes                          117,000             151,000             254,000             394,000
                                                       -------------       -------------       -------------        ------------
 Balance, end of period                                $    (394,297)      $    (141,791)      $    (394,297)      $    (141,791)
                                                       =============       =============       =============       =============

TREASURY STOCK
 Balance, beginning of period                          $  (2,408,948)      $  (2,411,430)      $  (2,408,948)      $  (2,411,430)
 Exercise of stock options (2,300 shares at June
  30, 1996 and 608 shares at June 30, 1995)                   10,063               2,660              10,063               2,660
                                                       -------------       -------------       -------------        ------------
 Balance, end of period                                $  (2,398,885)      $  (2,408,770)      $  (2,398,885)      $  (2,408,770)
                                                       =============       =============       =============       =============




  The accompanying note to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                             June 30,                    June 30,
                                                                               1996                        1995
                                                                           -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $     828,230               $     447,101
                                                                           -------------               -------------
    Adjustments to reconcile net income to net
       cash provided by operating activities -
      Depreciation and amortization                                            235,558                     216,418
      Loans originated for sale                                             (6,301,226)                 (4,931,893)
      Proceeds from sale of loans                                            6,309,540                   4,936,030
      Gain from sale of loans                                                   (8,314)                     (4,137)
      Loss from sale of debt securities available for sale                         731                       4,199
      Gain from sale of equity securities available for sale                         -                     (21,639)
      Gain from sale of bank premises and equipment                           (253,497)                          -
      Provision for loan losses                                                744,191                     580,000
      Provision for deferred taxes                                                   -                     (64,200)
      (Increase) decrease in accrued interest and other assets                 970,411                    (395,420)
      Decrease in deferred loan fees                                           (42,005)                    (74,163)
      Increase in accrued expenses and other liabilities                       184,324                   1,668,991
                                                                           -------------               -------------
            Net cash provided by operating activities                        2,667,943                   2,361,287
                                                                           -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (151,018)                   (269,028)
  Proceeds from sale of bank premises and equipment                            330,000                          -
  Proceeds from sale of debt securities available for sale                     951,471                   1,384,091
  Proceeds from sale of equity securities available for sale                   200,000                     448,414
  Principal reductions on securities held to maturity                           25,000                      25,000
  Purchase of securities available for sale                                 (3,842,459)                 (3,934,770)
  Purchase of Federal Home Loan Bank Stock                                          -                     (247,000)
  Maturities of securities available for sale                                2,398,000                     100,000
  Net increase in loans to customers                                        (4,972,842)                (10,242,845)
  (Increase) decrease in non-earning assets                                 (1,147,067)                    520,154
  Decrease in real estate owned                                                164,506                     223,331
                                                                           -------------               -------------
            Net cash used in investing activities                           (6,044,409)                (11,992,653)
                                                                           -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits and repurchase agreements             (5,019,497)                  3,188,726
  Increase in advances from Federal Home Loan Bank                           5,477,176                   7,763,778
  Net change in other borrowed money                                            (9,077)                     (5,658)
  Dividends paid                                                              (422,468)                   (417,822)
  Exercise of stock options                                                     17,251                       4,560
                                                                           -------------               -------------
            Net cash provided by financing activities                           43,385                  10,533,584
                                                                           -------------               -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,333,081)                    902,218
CASH AND CASH EQUIVALENTS, beginning of period                              10,993,297                   8,253,588
                                                                           -------------               -------------
CASH AND CASH EQUIVALENTS, end of period                                 $   7,660,216               $   9,155,806
                                                                           =============               =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposit accounts                                         $   4,215,158               $   3,818,906
    Interest on advances and other borrowed money                              853,362                     631,555
                                                                           =============               =============
            Total interest paid                                          $   5,068,520               $   4,450,461
                                                                           =============               =============
    Income taxes, net                                                    $     190,619               $     139,252
                                                                           =============               =============
Supplemental disclosure of noncash investing and financing activities:
   Transfers from loans to real estate acquired through foreclosure      $          -                $      40,000
                                                                           =============               =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1996 and December 31, 1995



1.    Summary of significant accounting policies:

      Principles of consolidation - The consolidated financial statements include the accounts of New Hampshire Thrift Bancshares, Inc. (NHTB or Company, a unitary holding company), Lake Sunapee Bank, fsb (LSB), Lake Sunapee Group, Inc. (LSGI), and Lake Sunapee Financial Services Corp. (LSFSC). LSB is owned by the holding company and the other entities are wholly-owned subsidiaries of LSB. All significant intercompany accounts and transactions have been eliminated. The financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and the six months ended June 30, 1996 and 1995.


      Earnings per share - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the period plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options. Common stock equivalents are determined using the treasury method. Common stock equivalents are included in the computation of earnings per share if they have a dilutive effect. As of June 30, 1996 and 1995, there was a dilutive effect from stock options. The number of shares used in computing earnings per share was 1,695,931 and 1,694,095 for the periods ended June 30, 1996 and 1995, respectively.


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

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1996 and December 31, 1995

2.  Securities
    The amortized cost and appropriate market value of securities are summarized as follows:

                                                                                      June 30, 1996
                                                                 ------------------------------------------------------
                                                                                  Gross         Gross
                                                                     Fair       Unrealized   Unrealized     Amortized
                                                                    Value          Gain         Loss           Cost
                                                                 ------------------------------------------------------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                                             $     368,054   $   -     $       -       $    368,054
                                                                 ------------------------------------------------------
Total held to maturity                                                368,054       -             -            368,054
                                                                 ------------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                                           12,746,404       3,990       209,440     12,951,854
    U. S. Government, including agencies                            2,484,811       7,040        82,824      2,560,595
    Other bonds and debentures                                      8,658,928      18,617       199,080      8,839,392
                                                                 ------------------------------------------------------
                                                                   23,890,143      29,648       491,344     24,351,840
  Equity securities                                                 1,344,250      18,575       154,175      1,479,850
                                                                 ------------------------------------------------------
Total available for sale                                           25,234,393      48,223       645,519     25,831,690
                                                                 ------------------------------------------------------
Investments at cost:
    Federal Home Loan Bank Stock                                    1,861,000       -             -          1,861,000
    Other securities                                                  446,557       -             -            446,557
                                                                 ------------------------------------------------------
Total investments at cost                                           2,307,557                                2,307,557
                                                                 ------------------------------------------------------
     Total securities                                           $  27,910,004   $  48,223 $     645,519   $ 28,507,301
                                                                 ======================================================
                                                                                  December 31, 1995
                                                                 ------------------------------------------------------
                                                                                  Gross         Gross
                                                                     Fair       Unrealized   Unrealized     Amortized
                                                                    Value          Gain         Loss           Cost
                                                                 ------------------------------------------------------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                                             $     393,054   $   -     $       -       $    393,054
                                                                 ------------------------------------------------------
Total held to maturity                                                393,054       -             -            393,054
                                                                 ------------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                                           12,139,529     147,900         3,166     11,994,795
    U. S. Government, including agencies                            2,724,130      33,249            40      2,690,921
    Other bonds and debentures                                      9,352,476     104,119        38,416      9,286,773
                                                                 ------------------------------------------------------
                                                                   24,216,135     285,268        41,622     23,972,489
  Equity securities                                                 1,502,125      11,750       106,800      1,597,175
                                                                 ------------------------------------------------------
Total available for sale                                           25,718,260     297,018       148,422     25,569,664
                                                                 ------------------------------------------------------
Investments at cost:
    Federal Home Loan Bank Stock                                    1,861,000       -             -          1,861,000
    Other securities                                                  442,285       -             -            442,285
                                                                 ------------------------------------------------------
Total investments at cost                                           2,303,285                                2,303,285
                                                                 ------------------------------------------------------
     Total securities                                           $  28,414,599   $ 297,018 $     148,422   $ 28,266,003
                                                                 ======================================================

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995


3. Loans

    Loans consisted of the following as of:                          June 30,                    December 31,
                                                                       1996                          1995
                                                                  --------------                --------------
    Real estate loans -
      Conventional                                              $   180,898,716               $   175,130,966
      Construction                                                      693,630                     2,456,763
                                                                  --------------                --------------
                                                                    181,592,346                   177,587,729
    Less:  Unadvanced portion                                           321,596                     1,434,258
                                                                  --------------                --------------
    Total real estate loans                                         181,270,750                   176,153,471
    Collateral loans                                                 21,620,233                    19,524,706
    Consumer loans                                                    4,753,166                     5,025,818
    Commercial and municipal loans                                    7,998,711                     9,301,028
    Other loans                                                          88,536                       671,302
                                                                  --------------                --------------
    Total loans                                                     215,731,396                   210,676,325
    Less:  Reserve for loan losses                                    1,507,413                     1,828,060
           Deferred loan origination fees                               340,037                       382,042
           Non-earning assets                                         1,444,239                       297,172
                                                                  --------------                --------------
    Net loans                                                   $   212,439,707               $   208,169,051
                                                                  ==============                ==============

A summary of activity in the reserve for loan loss account consisted of the following as of:

                                                                     June 30,                    December 31,
                                                                       1996                          1995
                                                                  --------------                --------------
BALANCE, beginning of period                                    $     1,828,060               $     2,752,885
                                                                  --------------                --------------
Loans charged-off:
Real estate loans -
      Conventional                                                      329,300                       141,541
      Construction                                                      649,274                     1,014,670
Collateral and consumer loans                                            15,199                        25,568
Commercial and municipal loans                                           75,424                       913,441
                                                                  --------------                --------------
     Total charged-off loans                                          1,069,197                     2,095,220
                                                                  --------------                --------------
Recoveries:
Real estate loans -
      Conventional                                                        3,963                         3,300
Collateral and consumer loans                                               396                         2,099
Commercial and municipal loans                                              -                           1,286
                                                                  --------------                --------------
     Total recoveries                                                     4,359                         6,685
                                                                  --------------                --------------
       Charged-off loans, net of recoveries                           1,064,838                     2,088,535
                                                                  --------------                --------------

     Provision for loan losses charged to income                        744,191                     1,163,710
                                                                  --------------                --------------
BALANCE, end of period                                          $     1,507,413               $     1,828,060
                                                                  ==============                ==============
Ratio of net charged-off loans during the period
  to average loans outstanding during the period                           0.50%                         1.02%
                                                                  ==============                ==============

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995


3. Loans (continued):

                                                                     June 30,          December 31,
                                                                       1996                1995
                                                                  -------------       -------------
Non-earning assets                                               $   1,444,239        $    297,172
Amount of interest income which would have been earned                  61,426              55,864
Amount of interest income that was included in net income               23,001              13,553
Troubled debt restructured                                             524,338             445,417
In addition to non-earning assets, non-accrual
loans included the following amount of delinquent loans                856,135           1,144,293

EFFECT OF FASB NO. 66:
Loans reclassified to real estate owned                          $     366,316        $    370,672
Interest income reduced by                                              12,734              23,063

IMPAIRED LOANS:
Average recorded investment in impaired loans                    $     810,596        $    934,829
Investment in impaired loans, end of period                            493,645           1,452,049
Portion of valuation allowance allocated to impaired loans              52,412             654,663
Net balance of impaired loans                                          441,232             797,386
Interest income recognized on impaired loans                            17,345             102,449
Interest income on impaired loans on cash basis                         14,454              97,401

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

The Bank had no extensions of credit to affiliated parties in excess of 5% of shareholders' equity at any time during the six months ended June 30, 1996.

MORTGAGE SERVICING RIGHTS - As of June 30, 1996, the fair value of MSR's was $48,963. The significant assumptions used to estimate fair value included a prepayment risk based on current market pricing information, a discount rate of 1% above the U. S. Treasury bond rate, and industry averages for other significant assumptions. MSR's capitalized were reduced by $2,448 of amortization during the quarter. For purposes of evaluating and measuring impairment of MSR's, the Company stratifies the underlying loans by maturity and by interest rate. As of June 30, 1996, the Company stratified its loans by maturity into 15 and 30 year loans and stratified loans in each of the maturity categories by every one-half percent change in interest rates. There is no impairment to the value of the MSR's recorded during the quarter ended June 30, 1996.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995

4.  Deposits:
    Deposit accounts consisted of the following as of :

                                                         June 30,             December 31,
                                                           1996                   1995
                                                     ----------------       ----------------
    Checking Accounts (non-interest bearing)           $   9,403,790          $  10,934,512
    NOW Accounts                                          25,951,723             26,014,007
    Ever-Ready Money Market                               12,241,216             13,971,617
    Regular Savings Accounts                              10,252,895             11,363,366
    Treasury Savings Accounts                             45,878,940             44,388,408
    Club Deposits                                            327,829                 87,779
    Time Deposits:
     $100,000 and over                                    12,302,412             11,924,585
     Other Time Deposits                                  83,944,443             81,286,647
                                                     ----------------       ----------------
                                                       $ 200,303,248          $ 199,970,921
                                                     ----------------       ----------------

REPURCHASE AGREEMENTS - As of June 30, 1996, fifteen repurchase agreements were outstanding. Repurchase agreements are secured by U. S. Treasury Notes held by a third party in safekeeping with a fair value of $12,746,404. The maturities of the repurchase agreements are from July 13, 1996 to June 30, 1997 on the anniversary date of the repurchase agreement.



5.  Advances from Federal Home Loan Bank:

    Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 7.32%, maturing as follows:

                                                         June 30,             December 31,
                                                           1996                   1995
                                                     ----------------       ----------------
    1996 (4.87% - 6.78%)                               $  11,096,320          $   6,762,143
    1997 (4.87% - 7.32%)                                   7,927,707              7,927,707
    1998 (4.87% - 5.82%)                                   7,166,033              7,166,033
    1999 (5.78%)                                              56,084                 56,085
    2000 and after (5.74% - 5.82%)                         5,024,200              5,024,200
                                                     ----------------       ----------------
                                                       $  31,270,344          $  26,936,168
                                                     ----------------       ----------------

These advances are secured by Federal Home Loan Bank Stock (Note 2) and unspecified first mortgage loans. The Bank is able to borrow up to an additional $46,000,000 of Federal Home Loan Bank advances.

In addition to the above advances, the Bank has credit available up to $5,167,000 under a revolving loan agreement with the Federal Home Loan Bank. As of June 30, 1996, $1,143,000 had been borrowed against this line of credit. Interest is payable monthly as funds are borrowed.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995



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

     DIVIDENDS - The Board of Directors, at their July meeting, declared a cash dividend of $0.125 per share payable July 29, 1996.

7.   Stock Options:

     On January 3, 1995, 30,000 options were granted from previously forfeited shares of the 1986 plan at an exercise price of $9.00 per share, the fair market value on that date. As of June 30, 1996, 57,880 of previously forfeited shares remained available for grant and options to purchase 30,000 shares were available for exercise under the 1986 plan. At the Annual Meeting held on April 15, 1987, the shareholders approved the adoption of the "1987 Stock Option Plan." As of June 30, 1996, 27,666 of previously forfeited shares remained available for grant and options to purchase 30,290 shares were available for exercise under the 1987 plan. On January 2, 1996, 49,900 options were granted and made available from previously ungranted and forfeited shares of the 1987 plan at an exercise price of $10.125 per share, the fair market value on that date. As of June 30, 1996, none of these options had been exercised. At the Annual meeting held on April 10, 1996, the shareholders approved the adoption of the "1996 Stock Option Plan." Under this plan, an amount equal to 10% of the issued and outstanding common stock of the Company has been reserved for future issuance. No options were granted in the three month period ended June 30, 1996 and 1995.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995


7. Stock Options (continued): A summary of the Company's stock option plans as of June 30, 1996 and 1995 and changes during the six months ended is presented below:

                                          1996                     1995
                                  ----------------------   --------------------
                                               Weighted                Weighted
                                  Number        Average     Number      Average
                                    of         Exercise       of       Exercise
                                  Options        Price      Options      Price
                                  --------   -----------   --------   ---------
Outstanding, beginning of          62,590    $      8.22    32,590    $     7.50
 year
Granted                            49,900         10.125    30,000          9.00
Exercised                               0              0         0             0
Forfeited                               0              0         0             0
Expired                                 0              0         0             0
                               ----------    -----------  --------    ----------
Outstanding, end of period        112,490    $      9.06    62,590    $     8.22
                               ==========    ===========  ========    ==========
Exercisable, end of period        112,490                   62,590
                               ==========                 ========

The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. The range of exercise prices is $7.50 to $10.125 and $7.50 to $9.00 as of June 30, 1996 and 1995, respectively.

The weighted-average fair value of the options granted during the six months ended June 30, 1996 and 1995 was $2.93 and $2.56, respectively.

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

                                                       Three Months Ended        Six Months Ended
                                                        1996        1995         1996        1995
                                                      ----------------------------------------------
Net income:                          As reported      $  479,381   $ 257,176   $ 828,230   $ 447,101
                                     Pro forma        $  479,381   $ 257,176   $ 738,907   $ 400,301

Primary earnings per share:          As reported      $     0.28   $    0.15   $    0.49   $    0.27
                                     Pro forma        $     0.28   $    0.15   $    0.44   $    0.24

Fully diluted earnings per share:    As reported      $     0.28   $    0.15   $    0.49   $    0.26
                                     Pro forma        $     0.28   $    0.15   $    0.44   $    0.24

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:


                                     June 30, 1996          June 30, 1995
                                     -------------          --------------

Weighted risk-free interest rate             6.71%                  6.67%
Weighted expected life                 9.25 years             8.75 years
Weighted expected volatility                17.33%                 17.33%
Weighted expected dividend yield    5.0% per year          5.0% per year

No modifications have been made to the terms of the option agreements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      June 30, 1996 and December 31, 1995


8.   Commitments and Contingencies:

     In the normal course of business, LSB has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

     As of June 30, 1996, LSB has entered into commitments to fund loans totaling approximately $5 million. The majority of these loans will have adjustable rates.

9.   Treasury Stock:

     On April 3, 1990, NHTB announced a Stock Repurchase Program to buy back, on the open market, up to a total of 5% of its outstanding common stock or 107,364 shares. On July 11, 1990, NHTB completed its Stock Repurchase Program whereby 107,364 shares were repurchased at an average price of $4.37 per share. On August 9, 1990, NHTB announced a second buy back program to buy back, on the open market, up to 10%, or 203,992 shares of its total outstanding common stock. On June 11, 1991, a third buy back was announced to cover an additional 10% of the then outstanding stock or 183,592 shares. On July 15, 1993, NHTB announced another buy back program whereby the company intends to repurchase, on the open market, 10%, or 165,233 shares of its outstanding common stock. As of June 30, 1996, NHTB had repurchased a total of 539,148 shares at an average price of $4.98 for all programs while 121,033 shares remained to be purchased from the 1993 buy back program.

10.  Authorized Shares of Stock:

     The authorized, issued and outstanding stock was as follows:


                                     June 30,           December 31,
                                       1996                 1995
                                     ---------          ------------

          Preferred stock:
            Authorized shares        2,500,000             2,500,000
            Issued shares                    -                     -
            Outstanding shares               -                     -

          Common stock:
            Authorized shares        5,000,000             5,000,000
            Issued shares            2,147,282             2,147,282
            Outstanding shares       1,691,803             1,689,503


Part I. Item II.       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

General

          New Hampshire Thrift Bancshares, Inc. (The Company), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (The Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. On December 1, 1980, the Bank became the first bank in the United States to convert from a state chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to Lake Sunapee Savings Bank, fsb, and in 1994, changed its name to Lake Sunapee Bank, fsb. The Bank is a member of the Federal Deposit Insurance Corporation
(FDIC) and its deposits are insured through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS).

          The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of June 30, 1996, the Company had capital of $1,674,446 which the Company plans to use to continue its annual dividend payout of $0.50 per share. The Bank's core capital position of $17,800,681 results in core capital of 6.89%.

          The United States Congress continues to debate various methods for the recapitalization of the Savings Association Insurance Fund (SAIF), to which the Bank pays deposit insurance assessments. As currently proposed, this legislation will require the Bank to incur a one-time, after-tax expense in the range of $800,000 to $1,100,000 in order to cover its portion of a one-time contribution to the SAIF fund. This will be offset by expected, annual, after-tax expense savings in deposit insurance of approximately $200,000.

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

          On July 29, 1996, the Company announced that the Bank had entered into a definitive agreement to acquire Landmark Bank, located in Lebanon, NH. This agreement provides that Landmark Bank shareholders may elect to receive $12.00 in cash per share, or to exchange their shares for New Hampshire Thrift Bancshares, Inc. shares, with a total consideration of sixty per cent in stock and forty per cent in cash. The total transaction value is $5,676,000.

          The combined banking operation as of June 30, 1996, reflected total assets of $316 million, deposits of $254 million, capital of $22.5 million, and a total of 12 branches located in Sullivan, Merrimack, Grafton, and Hillsborough counties. This transaction is expected to be accretive to earnings in 1997.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (continued)

          This acquisition is subject to shareholder approval by both New Hampshire Thrift Bancshares and Landmark Bank. Approval of applicable regulatory authorities and the satisfaction of certain other customary conditions will be required.

Financial Condition

          During the first six months of 1996, total assets increased slightly by $310,048 or .12% to $258.5 million. The decrease in federal funds sold and loans held for sale was offset by an increase in loans held in portfolio. In addition, the decrease in the Bank's deposits held under repurchase agreements was offset by an increase in advances from the Federal Home Loan Bank.

          Total investments (at fair value) increased by $241,297, or .85% as sales and maturities of approximately $3.6 million were offset by purchases of approximately $3.8 million.

          Real estate loans held in portfolio increased 2.90% from year-end. Proceeds from the sales of loans increased $1,829,369 from March 31, 1996 to approximately $46 million at June 30, 1996. The Bank from time-to-time sells fixed-rate loans into the secondary market and retains the servicing on these loans in order to build fee income. The selling of fixed-rate loans reduces interest rate risk and creates liquidity.

          Real estate owned totaled $819,679 and accounted for 26.28% of non-performing assets at June 30, 1996 compared to $984,185, or 40.58% at year-end 1995. Continuing to be included in the real estate owned amount is a real estate development loan, Blye Hill Landing in Newbury, NH, with a book value of $615,902 at June 30, 1996. At June 30, 1996, the Bank had recorded no properties as in-substance foreclosures.

          Non-performing assets amounted to $3,120,133, or 1.21% of assets at June 30, 1996, compared to $2,425,647, or .94% at year-end 1995. The Bank includes all loans 90 days past due, all real estate owned, and non-earning assets as non-performing assets. The increase in non-performing assets resulted from the transfer of a loan from classified or impaired to a non-performing status. Impaired loans totaled $440,539 and $807,867 at June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, the Bank charged-off $1,069,197 of loans which had been previously reserved for.

          Deposits increased $332,327 for the first six months of 1996, after a decline of $1.5 million in the first quarter, as customers shifted deposits into longer-term instruments. Certificates of deposits increased as the Bank priced its one-year certificates comparable to the one-year Treasury. In addition to deposits, the Bank funded the growth in loans with advances from the Federal Home Loan Bank of Boston (FHLBB). As stated above, advances increased $4,334,176 million to $31,270,344 during the six months ended June 30, 1996

Liquidity and Capital Resources

          The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At June 30, 1996, the Bank's percentage of 10.49% exceeded regulatory requirements.

          The Bank's sources of funds come from net deposit inflows, loan amortizations, and advances from the FHLBB. At June 30, 1996, the Bank had approximately $46 million in additional borrowing capacity available from the FHLBB. The Bank expects to be able to fund loan commitments of approximately $5 million by utilizing the FHLBB advance program, in the event deposit inflows are not sufficient to cover funding needs.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (continued)

          As of June 30, 1996, net cash inflows from operating activities amounted to $2,667,943 compared to $2,361,287 for the same period in 1995. Net cash inflows from financing activities were $43,385 compared to $10,533,584 for 1995. This change was primarily due to the $8,208,223 decrease in deposits and repurchase agreements. The net cash inflows from operating activities, when added to the net cash inflows from financing activities were not sufficient, by $3,333,081, to cover the investing cash outflow needs of $6,044,409. The Bank utilized its beginning cash position to cover the balance of its investing activity needs. Cash and cash equivalents, therefore, declined to $7,660,216 as of June 30, 1996. Investing activity needs included the purchase of $3,842,459 of securities available for sale and a net increase in loans to customers of $4,972,842.

          At June 30, 1996, the Company's capital amounted to $19,475,127, or 7.53% of total assets, compared to $19,544,005, or 7.57% of total assets at year-end 1995. The change of $68,878 is attributed to retaining income of $405,762, a change in the unrealized loss on securities available for sale of $491,891, and a change of $17,251 in paid-in capital and treasury stock due to the exercise of stock options. An increase in interest rates during the first six months of 1996 resulted in a drop in bond values. This increased the unrealized loss on securities available for sale.

          As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core, leverage, and risk-based capital of 3.00%, 3.00%, and 8.00%, respectively. As of June 30, 1996, the Bank's core, leverage and risk-based capital ratios were 6.98%, 6.98%, and 12.57%, respectively, well in excess of the regulators' requirements.

          The Company's book value per share was $11.51 at June 30, 1996, versus $11.57 at December 31, 1995. The decrease was attributable to the change in the unrealized loss on securities available for sale.

Interest Rate Sensitivity

          The Bank's one-year interest sensitive gap at June 30, 1996, was approximately negative eight percent, compared to the December 31, 1995, gap position of approximately negative seven percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time-to-time, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of June 30, 1996, adjustable rate mortgages amounted to approximately 83% of total loans.

          The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. The Bank's gap, of approximately negative eight percent at June 30, 1996, means earnings would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of liabilities.

              NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1996
              As compared to the three months ended June 30, 1995

          Net income for the second quarter in 1996 was $479,381, or $0.28 per share as compared to $257,176, or $0.15 per share for the same period in 1995, an increase of $222,205, or 86%. Net interest income increased by $220,660, or 32.79% due to an increase in loan volume and upward adjustments to the Bank's variable rate loans.

          Total non-interest income increased $381,156, or 115.74%. Two factors accounted for this increase. As mentioned in the March 31, 1996, 10-QSB, the Bank expected to realize an after-tax gain of

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (continued)

approximately $200,000 from the sale of a piece of land adjacent to the Bank's New London branch. The sale occurred in June. Fees from customer and brokerage services increased $125,687 during the three months ended June 30, 1996.

          Operating expenses remained flat, increasing slightly by $27,357, or 1.75%. The Bank expects future operating expenses to increase at approximately the rate of inflation.

               NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1996
               As compared to the six months ended June 30, 1995

          Net income for the six months ended June 30, 1996 increased $381,129 to $828,230, or $0.49 per share compared to $447,101, or $0.26 per share at June 30, 1995. The reasons for the increase are explained above.

Reserve for Loan Losses

          The Bank considers many factors in determining the level of loan loss reserves. These factors include the risk and size characteristics of loans, prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing loans. Additionally, the Bank's commercial loan officers review the financial condition of commercial loan facilities and inventories. The Bank also has an internal audit and compliance program whereby all loans are reviewed and classified to determine appropriate loan loss reserve levels. Results of the audit and compliance programs are reported directly to the Audit Committee of the Company's Board of Directors.

          The reserve for loan losses at June 30, 1996, was $1,507,413 including $7,411 in specific reserves for loans classified as loss, compared to $1,828,060, including $628,060 in specific reserves, at year-end 1995. The reserve for loan loss allowance represented 0.70% of total loans at June 30, 1996, compared to 0.87% at December 31, 1995. The allowance for loan losses as a percentage of non-performing assets was 48.31% at June 30, 1996, compared to 75.36% at December 31, 1995.

          Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank expects will materially impact future operating results, liquidity, or capital resources.

          Total classified loans, excluding special mention, as of June 30, 1996, were $6,739,969 compared to $6,049,066 at December 31, 1995.
Of these amounts, $3,120,133 and $2,425,647, respectively, are included in non-performing assets.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations (continued)

          The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement became effective for the Bank as of January 1, 1995. Note 3, pp. 8, to the Financial Reports presents a discussion relative to impaired loans.

The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):


                                      6-30-96               12-31-95
                                  --------------         --------------
90 days delinquent/(1)/           $   856  0.33%         $ 1,144  0.54%
Non-earning assets/(2)/             1,444  0.56%             297  0.14%
Real estate owned                     820  0.32%             984  0.47%
                                   ------  -----          ------  ----
Total non-performing assets       $ 3,120  1.21%         $ 2,425  1.15%
                                   ------  -----          ------  ----

Impaired loans                    $   441  0.17%         $   808  0.38%
                                   ------  -----          ------  -----

/(1)/All loans 90 days or more delinquent are placed on a non-accruing status

/(2)/Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:

                                    6-30-96                12-31-95
                               -----------------      -----------------

Real estate loans -
 Conventional                 $ 1,166,925    83%     $   687,547    83%
 Construction                     111,909    .5%         201,257    n/m
Collateral and Consumer             3,550    12%           8,067    12%
Commercial and Municipal          172,617     4%         276,526     4%
Impaired Loans                     52,412    .5%         654,663     1%
                               ----------   ----       ---------   ----
Valuation allowance           $ 1,507,413   100%     $ 1,828,060   100%
                               ----------   ----       ---------   ----
Valuation allowance as a
 percentage of total loans          0.70%                  0.87%
                               ----------             ----------

          As of June 30, 1996, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.)  Exhibits:

              None

         B.)  Reports on Form 8-K:

              (i) Form 8-K regarding change of independent auditors dated July 10, 1996

              (ii) Form 8-K reporting announcement of agreement to acquire
                   Landmark Bank dated July 26, 1996

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               -------------------------------------
                                            (Registrant)





Date:    August 14, 1996       /s/ Stephen W. Ensign
     ----------------------    ---------------------------------------
                               Stephen W. Ensign
                               President and Chief Executive Officer


Date:    August 14, 1996       /s/ Stephen R. Theroux
     ----------------------    ---------------------------------------
                               Stephen R. Theroux
                               Executive Vice President and
                               Chief Financial Officer