Form 10QSB
period 1996-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1996-11-13
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 1996
                                         ------------------

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

                                         Yes  X            No
                                            -----            ---


The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of October 29, 1996 was 1,704,982.

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                          PAGE
Item 1     Financial Statements:

           Consolidated Statements of Financial Condition -                 1
           September 30, 1996 and December 31, 1995

           Consolidated Statements of Operations -                          2
           For the Three Months Ended September 30, 1996 and 1995
           and the Nine Months Ended September 30, 1996 and 1995

           Consolidated Statements of Changes In Shareholders' Equity -     3
           For the Three Months Ended September 30, 1996 and 1995
           and the Nine Months Ended September 30, 1996 and 1995

           Consolidated Statements of Cash Flows -                          4
           For the Nine Months Ended September 30, 1996 and 1995

           Notes To Consolidated Financial Statements -                     5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations -                           13


PART II.   OTHER INFORMATION                                               18

Item 1     Legal Proceedings                                               18

Item 2     Changes in Securities                                           18

Item 3     Defaults Upon Senior Securities                                 18

Item 4     Submission of Matters to a Vote of Common                       18
           Shareholders

Item 5     Other Information                                               18

Item 6     Exhibits and Reports on Form 8-K                                18

           Signatures                                                      19


Part I. Item I. NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1996 and December 31, 1995
                                     (Unaudited)

                                                              September 30,     December 31,
                                                                  1996              1995
                                                              -------------     ------------
ASSETS
Cash and due from banks                                        $  7,400,783      $  7,544,297
Federal funds sold                                                   65,000         3,449,000
Federal Home Loan Bank term deposit                               4,000,000               -
Securities held to maturity                                         368,054           393,054
Securities available for sale                                    24,901,876        25,718,260
Other investments                                                 2,307,557         2,303,285
Loans held for sale                                                 467,163         3,095,971
Loans receivable, net                                           214,288,694       205,073,080
Accrued interest receivable                                       1,367,442         1,433,882
Bank premises and equipment, net                                  5,741,409         5,955,394
Real estate owned and property acquired in
 settlement of loans                                                936,605           984,185
Non-earning assets                                                1,067,319           297,172
Other assets                                                      1,104,582         1,968,497
                                                               ------------      ------------

       Total assets                                            $264,016,484      $258,216,077
                                                               ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                       $206,606,176      $199,970,921
Repurchase agreements                                             4,802,328         9,552,825
Federal funds purchased                                             166,000               -
Advances from Federal Home Loan Bank                             29,626,169        26,936,168
Accrued expense and other liabilities                             3,615,210         2,212,158
                                                              -------------      ------------

       Total liabilities                                        244,815,883       238,672,072
                                                              -------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value                                         -                 -
Common stock, $.01 par value, 1,698,136 shares
 outstanding as of September 30, 1996 and 1,689,503
 as of December 31, 1995                                             21,473            21,473
Paid-in capital                                                  13,187,360        13,160,382
Retained earnings                                                 8,624,982         8,673,504
Unrealized gain (loss) on securities available for sale            (262,036)           97,594
                                                                ------------      -------------
                                                                 21,571,779        21,952,953
Treasury stock, at cost, 449,146 shares as of
 September 30, 1996 and 457,779 as of December 31, 1995          (2,371,178)       (2,408,948)
                                                                ------------      ------------

       Total shareholders' equity                                19,200,601        19,544,005
                                                                ------------      ------------

       Total liabilities and shareholders' equity              $264,016,484      $258,216,077
                                                               ============      ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1996 and 1995
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                           1996                 1995            1996                    1995
                                                      -----------            -----------    ------------            ------------
Interest income
  Interest on loans                                   $ 4,247,487            $ 4,121,559    $ 12,491,469            $ 11,708,722
  Interest and dividends on investments                   483,977                371,444       1,437,520               1,134,455
                                                      -----------            -----------    ------------            ------------
     Total interest income                              4,731,464              4,493,003      13,928,989              12,843,177
                                                      -----------            -----------    ------------            ------------

Interest expense
  Interest paid to depositors                           2,178,739              2,083,963       6,377,724               5,937,224
  Interest on advances and other borrowed money           444,645                369,774       1,300,465               1,068,580
                                                      -----------            -----------    ------------            ------------
     Total interest expense                             2,623,384              2,453,737       7,678,189               7,005,804
                                                      -----------            -----------    ------------            ------------

  Net interest income                                   2,108,080              2,039,266       6,250,800               5,837,373

Provision for loan losses, net                            276,541                247,924       1,020,732                 827,924
                                                      -----------            -----------    ------------            ------------

  Net interest income after provision for
   loan losses                                          1,831,539              1,791,342       5,230,068               5,009,449
                                                      -----------            -----------    ------------            ------------
Non-interest income
  Customer service fees                                   275,217                232,697         838,979                 704,190
  Loan origination fees                                    23,845                 12,726          65,907                  44,792
  Net gain (loss) on sale of securities and
   bank property                                           19,378                (53,070)        279,251                 (31,493)
  Rental income                                            56,281                 53,250         167,673                 164,104
  Brokerage service income                                 29,480                 21,473         137,117                  80,950
  Other income                                                539                 18,139           2,505                  34,374
                                                      -----------            -----------    ------------            ------------
     Total other operating income                         404,740                285,215       1,491,432                 996,917
                                                      -----------            -----------    ------------            ------------
Other operating expenses
  Salaries and employee benefits                          823,212                740,903       2,382,117               2,266,819
  Occupancy expenses                                      279,155                277,342         934,157                 880,808
  Advertising and promotion                                53,063                 32,930         117,808                 132,846
  Depositors insurance                                    113,306                108,745         341,081                 328,510
  Special FDIC assessment                                 995,000                     -          995,000                      -
  Outside services                                         90,844                 87,793         273,225                 249,235
  Other expenses                                          243,507                274,725         803,691                 926,928
                                                      -----------            -----------    ------------            ------------
     Total other operating expenses                     2,598,087              1,522,438       5,847,079               4,785,146
                                                      -----------            -----------    ------------            ------------
Income (loss) before provision for income taxes          (361,808)               554,119         874,421               1,221,220

Provision for (benefit from) income taxes                (119,000)               183,000         289,000                 403,000
                                                      -----------            -----------    ------------            ------------
Net income (loss)                                     $  (242,808)           $   371,119    $    585,421            $    818,220
                                                      ===========            ===========    ============            ============

Earnings (loss) per common share                      $      (.14)           $       .22    $        .34            $        .48
                                                      ===========            ===========    ============            ============

Dividends declared per common share                   $      .125            $      .125    $       .375            $       .375
                                                      ===========            ===========    ============            ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Months Ended September 30, 1996 and 1995
             and the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                        1996             1995                       1996              1995
                                                    ------------     ------------               -------------     ------------
COMMON STOCK
 Balance, beginning and end of period               $    21,473      $    21,473                $    21,473       $    21,473
                                                    ============     ============               ============      ============

PAID-IN CAPITAL
 Balance, beginning of period                       $13,167,570      $13,105,304                $13,160,382       $13,103,404
 Change during the period                                19,790          (96,168)                    26,978           (94,268)
                                                    ------------     ------------               ------------      ------------
 Balance, end of period                             $13,187,360      $13,009,136                $13,187,360       $13,009,136
                                                    ============     ============               ============      ============

RETAINED EARNINGS
 Balance, beginning of period                       $ 9,079,266      $ 8,297,372                $ 8,673,504       $ 8,268,094
 Net income                                            (242,808)         371,119                    585,421           818,220
 Cash dividends paid                                   (211,476)        (210,402)                  (633,943)         (628,225)
                                                    ------------     ------------               ------------      ------------
 Balance, end of period                             $ 8,624,982      $ 8,458,089                $ 8,624,982       $ 8,458,089
                                                    ============     ============               ============      ============

UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE
 Balance, beginning of period                       $  (394,297)     $  (141,791)               $    97,594       $  (728,667)
 Adjustment to fair value                               199,261           21,526                   (546,630)          306,002
 Effect of change in deferred taxes                     (67,000)          21,000                    187,000           323,400
                                                    ------------     ------------               ------------      ------------
 Balance, end of period                             $  (262,036)     $   (99,265)               $  (262,036)      $   (99,265)
                                                    ============     ============               ============      ============

TREASURY STOCK
 Balance, beginning of period                       $(2,398,885)     $(2,408,770)               $(2,408,948)      $(2,411,430)
 Exercise of stock options (6,333
  shares at September 30, 1996 and
  28,226 shares at September 30, 1995)                   27,707          120,829                     37,770           123,489
                                                    ------------     ------------               ------------      ------------
 Balance, end of period                             $ (2,371,178)    $ (2,287,941)              $ (2,371,178)     $ (2,287,941)
                                                    =============    =============              =============     =============

          The accompanying note to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                                             September 30,     September 30,
                                                                                                 1996              1995
                                                                                            --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $    585,421      $    818,220
                                                                                             ------------      ------------
    Adjustments to reconcile net income to net
       cash provided by operating activities -
      Depreciation and amortization                                                               338,969           323,134
      Loans originated for sale                                                               (10,891,780)      (10,120,144)
      Proceeds from sale of loans                                                              10,847,663        10,115,225
      Loss from sale of loans                                                                      44,117             4,919
      Loss from sale of debt securities available for sale                                            667             4,199
      Loss from sale of equity securities available for sale                                       10,000             7,772
      (Gain) loss from sale of bank premises and equipment                                       (253,497)           14,603
      Provision for loan losses                                                                 1,020,732           827,924
      Provision for deferred taxes                                                                   -              (64,200)
      (Increase) decrease in accrued interest and other assets                                    967,492          (739,385)
      Decrease in deferred loan fees                                                              (62,841)          (91,174)
      Increase in accrued expenses and other liabilities                                        1,614,130         1,559,536
                                                                                             ------------      -------------
            Net cash provided by operating activities                                           4,221,073         2,660,629
                                                                                             ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (201,487)         (484,867)
  Proceeds from sale of bank premises and equipment                                               330,000            84,050
  Proceeds from sale of debt securities available for sale                                      2,459,886         2,889,616
  Proceeds from sale of equity securities available for sale                                      300,000           448,414
  Principal reductions on securities held to maturity                                              25,000            25,000
  Purchase of securities available for sale                                                    (5,040,209)       (4,530,270)
  Purchase of Federal Home Loan Bank term deposit                                              (4,000,000)             -
  Purchase of Federal Home Loan Bank Stock                                                           -             (247,000)
  Maturities of securities available for sale                                                   2,498,000         1,300,000
  Net increase in loans to customers                                                           (7,544,697)      (15,963,068)
  (Increase) decrease in non-earning assets                                                      (770,147)        1,191,970
  Decrease in real estate owned                                                                    47,580           120,466
                                                                                             ------------      ------------
            Net cash used in investing activities                                             (11,896,074)      (15,165,689)
                                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits and repurchase agreements                                            1,884,758         4,603,900
  Increase in advances from Federal Home Loan Bank                                              2,861,001         7,348,361
  Net change in other borrowed money                                                              (29,077)          (28,496)
  Dividends paid                                                                                 (633,943)         (628,225)
  Exercise of stock options                                                                        64,748            29,221
                                                                                             ------------      ------------
            Net cash provided by financing activities                                           4,147,487        11,324,761
                                                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (3,527,514)       (1,180,299)
CASH AND CASH EQUIVALENTS, beginning of period                                                 10,993,297         8,253,588
                                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                                     $  7,465,783      $  7,073,289
                                                                                             ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposit accounts                                                             $  6,385,103      $  5,884,438
    Interest on advances and other borrowed money                                               1,300,756         1,006,568
                                                                                             ------------      ------------
            Total interest paid                                                              $  7,685,859      $  6,891,006
                                                                                             ============      ============
    Income taxes, net                                                                        $    264,332      $    297,162
                                                                                             ============      ============

Supplemental disclosure of noncash investing and financing activities:
   Transfers from loans to real estate acquired through foreclosure                          $    200,000      $    280,000
                                                                                             ============      ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1996 and December 31, 1995



1.  Summary of significant accounting policies:

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of New Hampshire Thrift Bancshares, Inc. (NHTB or Company, a unitary holding company), Lake Sunapee Bank, fsb (LSB), Lake Sunapee Group, Inc. (LSGI), and Lake Sunapee Financial Services Corp. (LSFSC). LSB is owned by the holding company and the other entities are wholly-owned subsidiaries of LSB. All significant intercompany accounts and transactions have been eliminated. The financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and the nine months ended September 30, 1996 and 1995.


    EARNINGS PER SHARE - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the period plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options. Common stock equivalents are determined using the treasury method. Common stock equivalents are included in the computation of earnings per share if they have a dilutive effect. As of September 30, 1996 and 1995, there was a dilutive effect from stock options. The number of shares used in computing earnings per share was 1,708,097 and 1,694,091 for the periods ended September 30, 1996 and 1995, respectively.


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

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1996 and December 31, 1995

2.  Securities
    The amortized cost and appropriate market value of securities are summarized as follows:

                                                        September 30, 1996
                                           -------------------------------------------------
                                                           Gross       Gross
                                              Fair      Unrealized  Unrealized   Amortized
                                              Value        Gain       Loss         Cost
                                           -----------   ----------  ---------   -----------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                        $   368,054   $    -      $    -      $   368,054
                                           -------------------------------------------------
Total held to maturity                         368,054        -           -          368,054
                                           -------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                    12,817,028     19,002     151,861     12,949,887
    U. S. Government, including agencies     3,211,059     16,042      54,713      3,249,731
    Other bonds and debentures               7,618,261     14,770     126,954      7,730,445
                                           -------------------------------------------------
                                            23,646,348     49,815     333,529     23,930,062
  Equity securities                          1,255,528     26,200     140,522      1,369,850
                                           -------------------------------------------------
Total available for sale                    24,901,876     76,015     474,051     25,299,912
                                           -------------------------------------------------
Investments at cost:
    Federal Home Loan Bank Stock             1,861,000        -           -        1,861,000
    Other securities                           446,557        -           -          446,557
                                           -------------------------------------------------
Total investments at cost                    2,307,557        -           -        2,307,557
                                           -------------------------------------------------
     Total securities                      $27,577,487    $76,015    $474,051    $27,975,523
                                           =================================================


                                                        December 31, 1995
                                           -------------------------------------------------
                                                           Gross       Gross
                                              Fair      Unrealized  Unrealized   Amortized
                                              Value        Gain       Loss         Cost
                                           -------------------------------------------------
Held to Maturity:
  Bonds and notes -
    Municipal bonds                        $   393,054   $    -      $    -      $   393,054
                                           -------------------------------------------------
Total held to maturity                         393,054        -           -          393,054
                                           -------------------------------------------------

Available for Sale:
  Bonds and notes -
    U. S. Treasury Notes                    12,139,529    147,900       3,166     11,994,795
    U. S. Government, including agencies     2,724,130     33,249          40      2,690,921
    Other bonds and debentures               9,352,476    104,119      38,416      9,286,773
                                           -------------------------------------------------
                                            24,216,135    285,268      41,622     23,972,489
  Equity securities                          1,502,125     11,750     106,800      1,597,175
                                           -------------------------------------------------
Total available for sale                    25,718,260    297,018     148,422     25,569,664
                                           -------------------------------------------------
Investments at cost:
    Federal Home Loan Bank Stock             1,861,000        -           -        1,861,000
    Other securities                           442,285        -           -          442,285
                                           -------------------------------------------------
Total investments at cost                    2,303,285        -           -        2,303,285
                                           -------------------------------------------------
     Total securities                      $28,414,599   $297,018    $148,422    $28,266,003
                                           =================================================

                                       8

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   September 30, 1996 and December 31, 1995


3. Loans

   Loans consisted of the following as of:

                                                                      September 30,            December 31,
                                                                          1996                    1995
                                                                     --------------          --------------
    Real estate loans -
      Conventional                                                    $ 183,010,796           $ 175,130,966
      Construction                                                        1,739,060               2,456,763
                                                                      --------------          --------------
                                                                        184,749,856             177,587,729
    Less:  Unadvanced portion                                             1,409,864               1,434,258
                                                                      --------------          --------------
    Total real estate loans                                             183,339,992             176,153,471
    Collateral loans                                                     21,823,329              19,524,706
    Consumer loans                                                        4,557,459               5,025,818
    Commercial and municipal loans                                        7,821,466               9,301,028
    Other loans                                                             305,943                 671,302
                                                                      --------------          --------------
    Total loans                                                         217,848,188             210,676,325
    Less:  Reserve for loan losses                                        1,705,811               1,828,060
               Deferred loan origination fees                               319,201                 382,042
               Non-earning assets                                         1,067,319                 297,172
                                                                      --------------          --------------
    Net loans                                                         $ 214,755,857           $ 208,169,051
                                                                      ==============          ==============

   A summary of activity in the reserve for loan loss account consisted of the following as of:

                                                                      September 30,            December 31,
                                                                           1996                    1995
                                                                      --------------          --------------
BALANCE, beginning of period                                          $   1,828,060           $   2,752,885
                                                                      --------------          --------------
Loans charged-off:
Real estate loans -
      Conventional                                                          412,773                 141,541
      Construction                                                          649,274               1,014,670
Collateral and consumer loans                                                19,328                  25,568
Commercial and municipal loans                                               75,424                 913,441
                                                                      --------------          --------------
     Total charged-off loans                                              1,156,799               2,095,220
                                                                      --------------          --------------
Recoveries:
Real estate loans -
      Conventional                                                            5,163                   3,300
Collateral and consumer loans                                                 7,845                   2,099
Commercial and municipal loans                                                  810                   1,286
                                                                      --------------          --------------
     Total recoveries                                                        13,818                   6,685
                                                                      --------------          --------------
       Charged-off loans, net of recoveries                               1,142,981               2,088,535
                                                                      --------------          --------------

     Provision for loan losses charged to income                          1,020,732               1,163,710
                                                                      --------------          --------------

BALANCE, end of period                                                $   1,705,811           $   1,828,060
                                                                      ==============          ==============

Ratio of net charged-off loans during the period
  to average loans outstanding during the period                               0.53%                   1.02%
                                                                      ==============          ==============

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   September 30, 1996 and December 31, 1995

3. Loans (continued):

                                                                     September 30,           December 31,
                                                                         1996                   1995
                                                                    --------------         --------------
Non-earning assets                                                  $ 1,069,400            $    297,172
Amount of interest income which would have been earned                   65,295                  55,864
Amount of interest income that was included in net income                12,876                  13,553
Troubled debt restructured                                              477,258                 445,417
In addition to non-earning assets, non-accrual
loans included the following amount of delinquent loans                 427,941               1,144,293

Effect of FASB No. 66:
Loans reclassified to real estate owned                             $   364,354             $   370,672
Interest income reduced by                                               19,604                  23,063

Impaired loans:
Average recorded investment in impaired loans                       $   704,508             $   934,829
Investment in impaired loans, end of period                             491,670               1,452,049
Portion of valuation allowance allocated to impaired loans               49,727                 654,663
Net balance of impaired loans                                           441,943                 797,386
Interest income recognized on impaired loans                             25,972                 102,449
Interest income on impaired loans on cash basis                          23,081                  97,401

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

The Bank had no extensions of credit to affiliated parties in excess of 5% of shareholders' equity at any time during the nine months ended September 30, 1996.

Mortgage servicing rights - As of September 30, 1996, the fair value of MSR's was $97,551. The significant assumptions used to estimate fair value included a prepayment risk based on current market pricing information, a discount rate of 1% above the U. S. Treasury bond rate, and industry averages for other significant assumptions. MSR's capitalized were reduced by $4,878 of amortization during the quarter. For purposes of evaluating and measuring impairment of MSR's, the Company stratifies the underlying loans by maturity and by interest rate. As of September 30, 1996, the Company stratified its loans by maturity into 15 and 30 year loans and stratified loans in each of the maturity categories by every one-half percent change in interest rates. There is no impairment to the value of the MSR's recorded during the quarter ended September 30, 1996.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   September 30, 1996 and December 31, 1995

4.  Deposits:
    Deposit accounts consisted of the following as of :


                                                  September 30,        December 31,
                                                     1996                1995
                                               ---------------      ---------------
    Checking Accounts (non-interest bearing)    $  9,696,433         $ 10,934,512
    NOW Accounts                                  25,901,496           26,014,007
    Ever-Ready Money Market                       11,358,743           13,971,617
    Regular Savings Accounts                       9,585,042           11,363,366
    Treasury Savings Accounts                     47,471,109           44,388,408
    Club Deposits                                    426,455               87,779
    Time Deposits:
     $100,000 and over                            13,163,594           11,924,585
     Other Time Deposits                          89,003,304           81,286,647
                                               ---------------      ---------------
                                                $206,606,176         $199,970,921
                                               ---------------      ---------------

REPURCHASE AGREEMENTS - As of September 30, 1996, sixteen repurchase agreements were outstanding. Repurchase agreements are secured by U. S. Treasury Notes held by a third party in safekeeping with a fair value of $12,746,404. The maturities of the repurchase agreements are from October 1, 1996 to September 26, 1997 on the anniversary date of the repurchase agreement.


5.  Advances from Federal Home Loan Bank:

    Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 7.32%, maturing as follows:

                                                 September 30,        December 31,
                                                     1996                1995
                                                ---------------      --------------
    1996 (4.87% - 6.78%)                          $ 9,452,146          $ 6,762,143
    1997 (4.87% - 7.32%)                            7,927,707            7,927,707
    1998 (4.87% - 5.82%)                            7,166,033            7,166,033
    1999 (5.78%)                                       56,084               56,085
    2000 and after (5.42% - 5.78%)                  5,024,200            5,024,200
                                                ---------------      --------------
                                                  $29,626,169          $26,936,168
                                                ===============      ==============

These advances are secured by Federal Home Loan Bank Stock (Note 2) and unspecified first mortgage loans. The Bank is able to borrow up to an additional $50,000,000 of Federal Home Loan Bank advances.

In addition to the above advances, the Bank has credit available up to $5,167,000 under a revolving loan agreement with the Federal Home Loan Bank. As of September 30, 1996, $166,000 had been borrowed against this line of credit. Interest is payable monthly as funds are borrowed.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   September 30, 1996 and December 31, 1995



6.  Shareholders' Equity:

    On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Net proceeds of the conversion (after deducting applicable costs of conversion) were $11,889,397.

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

    DIVIDENDS - The Board of Directors, at their October meeting, declared a cash dividend of $0.125 per share payable October 28, 1996.

7.  Stock Options:

    On January 3, 1995, 30,000 options were granted from previously forfeited shares of the 1986 plan at an exercise price of $9.00 per share, the fair market value on that date. As of September 30, 1996, 57,880 of previously forfeited shares remained available for grant and options to purchase 30,000 shares were available for exercise under the 1986 plan. At the Annual Meeting held on April 15, 1987, the shareholders approved the adoption of the "1987 Stock Option Plan." As of September 30, 1996, 27,666 of previously forfeited shares remained available for grant and options to purchase 23,957 shares were available for exercise under the 1987 plan. On January 2, 1996, 49,900 options were granted and made available from previously ungranted and forfeited shares of the 1987 plan at an exercise price of $10.125 per share, the fair market value on that date. As of September 30, 1996, none of these options had been exercised. At the Annual meeting held on April 10, 1996, the shareholders approved the adoption of the "1996 Stock Option Plan." Under this plan, an amount equal to 10% of the issued and outstanding common stock of the Company has been reserved for future issuance. No options were granted in the three month period ended September 30, 1996 and 1995.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   September 30, 1996 and December 31, 1995


7. Stock Options (continued): A summary of the Company's stock option plans as of September 30, 1996 and 1995 and changes during the nine months ended is presented below:


                                         1996                     1995
                                 ----------------------   ----------------------
                                               Weighted                Weighted
                                  Number        Average    Number       Average
                                    of         Exercise     of         Exercise
                                 Options        Price      Options       Price
                                ---------    -----------  --------    ----------
Outstanding, beginning of          62,590    $      8.22    32,590    $     7.50
 year
Granted                            49,900         10.125    30,000          9.00
Exercised                               -              -         -             -
Forfeited                               -              -         -             -
Expired                                 -              -         -             -
                               ----------    -----------  --------    ----------
Outstanding, end of period        112,490    $      9.06    62,590    $     8.22
                               ----------    -----------  --------    ----------
Exercisable, end of period        112,490                   62,590
                               ----------                 --------

The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. The range of exercise prices is $7.50 to $10.125 and $7.50 to $9.00 as of September 30, 1996 and 1995, respectively.

The weighted-average fair value of the options granted during the nine months ended September 30, 1996 and 1995 was $1.77 and $1.56, respectively.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation costs for the Company plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                              1996         1995             1996        1995
                                                         ------------------------       -----------------------

Net income (loss):                        As reported    $  (242,808)   $ 371,119       $   585,421   $ 818,220
                                          Pro forma      $  (242,808)   $ 371,119       $   531,544   $ 789,672

Primary earnings (loss) per share:        As reported    $     (0.14)   $    0.22       $      0.34   $    0.49
                                          Pro forma      $     (0.14)   $    0.22       $      0.31   $    0.47

Fully diluted earnings (loss) per share:  As reported    $     (0.14)   $    0.22       $      0.34   $    0.48
                                          Pro forma      $     (0.14)   $    0.22       $      0.31   $    0.47

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                        September 30, 1996       September 30, 1995
                                        ------------------       ------------------

Weighted risk-free interest rate                     6.71%                     6.67%
Weighted expected life                         9.25 years                8.75 years
Weighted expected volatility                        17.33%                    17.33%
Weighted expected dividend yield            5.0% per year             5.0% per year

No modifications have been made to the terms of the option agreements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    September 30, 1996 and December 31, 1995


8.  Commitments and Contingencies:

    In the normal course of business, LSB has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

    As of September 30, 1996, LSB has entered into commitments to fund loans totaling approximately $6.5 million. The majority of these loans will have adjustable rates.

9.  Treasury Stock:

    On April 3, 1990, NHTB announced a Stock Repurchase Program to buy back, on the open market, up to a total of 5% of its outstanding common stock or 107,364 shares. On July 11, 1990, NHTB completed its Stock Repurchase Program whereby 107,364 shares were repurchased at an average price of $4.37 per share. On August 9, 1990, NHTB announced a second buy back program to buy back, on the open market, up to 10%, or 203,992 shares of its total outstanding common stock. On June 11, 1991, a third buy back was announced to cover an additional 10% of the then outstanding stock or 183,592 shares. On July 15, 1993, NHTB announced another buy back program whereby the company intends to repurchase, on the open market, 10%, or 165,233 shares of its outstanding common stock. As of September 30, 1996, NHTB had repurchased a total of 539,148 shares at an average price of $4.98 for all programs while 121,033 shares remained to be purchased from the 1993 buy back program.

10. Authorized Shares of Stock:

    The authorized, issued and outstanding stock was as follows:

                                  September 30,  December 31,
                                      1996           1995
                                  -------------  ------------

          Preferred stock:
            Authorized shares         2,500,000     2,500,000
            Issued shares                     -             -
            Outstanding shares                -             -

          Common stock:
            Authorized shares         5,000,000     5,000,000
            Issued shares             2,147,282     2,147,282
            Outstanding shares        1,698,136     1,689,503


PART I.  ITEM II.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          New Hampshire Thrift Bancshares, Inc. (The Company ), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (The Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. On December 1, 1980, the Bank became the first bank in the United States to convert from a state chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to Lake Sunapee Savings Bank, fsb, and in 1994, changed its name to Lake Sunapee Bank, fsb. The Bank is a member of the Federal Deposit Insurance Corporation
(FDIC) and its deposits are insured through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS).

          The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of September 30, 1996, the Company had capital of $1,507,748 which the Company plans to use to continue its annual dividend payout of $0.50 per share. The Bank's regulatory c ore capital position of $17,840,565 results in core capital of 6.75%.

          On September 30, 1996, the President signed the omnibus appropriations bill into law. Included in this legislation was the recapitalization of the Savings Association Insurance Fund (SAIF). SAIF is the fund to which the Bank pays deposit insurance assessments. The passage of this legislation required the Bank to incur a one-time, after-tax expense of approximately $660,000 in order to cover its portion of the one-time contribution to the SAIF fund. This one-time payment will be offset by expected, annual, after-tax expense savings in deposit insurance premiums of approximately $200,000.

          Further proposed legislation provides for the merger of the BIF and SAIF in 1999. Such merger will be conditioned upon the prior elimination of the thrift charter. Congressional leaders have also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as 1997. If adopted, such legislation would require that the Bank, as a federal savings association, convert to a bank charter. Such a requirement to convert to a bank charter could render the Bank ineligible to use Section 593 of the Internal Revenue Code thereby losing the favorable tax treatment for its bad debt reserves and have all or part of its existing bad debt reserves recaptured into income. However, passage of the Small Business Job Protection Act of 1996 (the Jobs Bill), exempts all thrifts from recapture of their pre-1988 bad debt reserves while at the same time repeals Section 593 as a bad debt reserve method for thrifts. Any thrift, whether it changes to a bank charter or not, will be exempt from recapture of its pre-1988 bad debt reserves commencing with its first taxable year beginning after December 31, 1995. This means even the portion of the pre-1988 reserves that reflect the experience method of accounting will not be recaptured.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          On a proforma basis, the combined banking operation as of September 30, 1996, reflected total assets of $316 million, deposits of $254 million, capital of $22.5 million, and a total of 12 branches located in Sullivan, Merrimack, Grafton, and Hillsborough counties. This transaction is expected to be accretive to earnings in 1997.

          This acquisition is subject to shareholder approval by both New Hampshire Thrift Bancshares and Landmark Bank. Approval of applicable regulatory authorities and the satisfaction of certain other customary conditions will be required.


FINANCIAL CONDITION

          During the first nine months of 1996, total assets increased by $5,800,407, or 2.25% to $264,016,484. The decrease in federal funds sold and loans held for sale was offset by an increase in investment securities and loans held in portfolio. In addition, the decrease in the Bank's deposits held under repurchase agreements was offset by an increase in deposits and advances from the Federal Home Loan Bank.

          Total investments (at fair value) including term deposits increased by $3,162,888, or 11.13%. Sales and maturities of securities were approximately $5.3 million while purchases amounted to approximately $9 million. The purchase of a Federal Home Loan Bank term deposit accounted for $4,000,000 of the purchases. On October 1, 1996, the Federal Home Loan Bank of Boston term deposit matured.

          Real estate loans held in portfolio increased $9,215,614, or 4.50% from year-end. During the nine months ended September 30, 1996, proceeds from the sale of loans amounted to $10,847,663. Total sold loans were approximately $49 million as of September 30, 1996. The Bank from time-to-time sells fixed-rate loans into the secondary market and retains the servicing on these loans in order to build fee income. The selling of fixed-rate loans reduces interest rate risk and creates liquidity.

          Real estate owned totaled $936,605 and accounted for 38.50% of non-performing assets at September 30, 1996, compared to $984,185, or 40.58% at year-end 1995. Continuing to be included in the real estate owned amount is a real estate development loan, Blye Hill Landing in Newbury, NH, with a book value of $572,828 at September 30, 1996. At September 30, 1996, the Bank had recorded no properties as in-substance foreclosures.

          Non-performing assets amounted to $2,433,949, or .92% of assets at September 30, 1996, compared to $2,425,647, or .94% at year-end 1995. The
Bank includes all loans 90 days past due, all real estate owned, and non-interest-earning assets as non-performing assets. Impaired loans totaled $441,943 and $807,867 at September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the Bank charged-off $1,156,799 of loans which had been previously reserved for.

          Deposits increased $6,635,255 for the first nine months of 1996, after a decline of $1.5 million in the first quarter, as customers shifted deposits into longer-term instruments. Certificates of deposits increased $8,955,666 as the Bank priced its one-year certificates comparable to the one-year Treasury. In addition to deposits, the Bank funded the growth in loans with advances from the Federal Home Loan Bank of Boston (FHLBB). Advances increased $2,690,001 million to $29,626,169 during the nine months ended September 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

          The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At September 30, 1996, the Bank's percentage of 10.87% exceeded regulatory requirements.

          The Bank's sources of funds come from net deposit inflows, loan amortizations, and advances from the FHLBB. At September 30, 1996, the Bank had approximately $50 million in additional borrowing capacity available from the FHLBB. The Bank expects to be able to fund loan commitments of approximately $6.5 million by utilizing the FHLBB advance program, in the event deposit inflows are not sufficient to cover funding needs.

          As of September 30, 1996, net cash inflows from operating activities amounted to $4,221,073 compared to $2,660,629 for the same period in 1995. Net cash inflows from financing activities were $4,147,487 compared to $11 ,324,761 for 1995. This change was due to a $4,745,759 increase in deposits, repurchase agreements, and Federal Home Loan Bank advances as compared to an increase of $11,952,261 for the same period in 1995. The net cash inflows from operating activities, when added to the net cash inflows from financing activities were not sufficient, by $3,527,514, to cover the investing cash outflow needs of $11,896,074. The Bank utilized its beginning cash position to cover the balance of its investing activity needs. Cash and cash equivalents, therefore, declined to $7,465,783 as of September 30, 1996. Investing activity needs included the purchase of $9,040,209 of investment securities and a net increase in loans to customers of $7,544,697.

          At September 30, 1996, the Company's capital amounted to $19,200,601, or 7.27% of total assets, compared to $19,544,005, or 7.57% of total assets at year-end 1995. The change of $343,404 is attributed to net income of $585,421, dividends paid of $633,943, a change in the unrealized loss on securities available for sale of $359,630, and a change of $64,748 in paid-in capital and treasury stock due to the exercise of stock options. An increase in interest rates during the first nine months of 1996 resulted in a drop in bond values. This increased the unrealized loss on securities available for sale.

          As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core, leverage, and total risk-based capital of 3.00%, 3.00%, and 8.00%, respectively. As of September 30, 1996, the Bank's core, leverage and total risk-based capital ratios were 6.75%, 6.75%, and 12.46%, respectively, well in excess of the regulators' requirements.

          The Company's book value per share was $11.31 at September 30, 1996, versus $11.57 at December 31, 1995. The decrease was primarily attributable to the change in the unrealized loss on securities available for sale.

INTEREST RATE SENSITIVITY

          The Bank's one-year interest sensitive gap at September 30, 1996, was approximately negative seven percent, compared to the December 31, 1995, gap position of approximately negative seven percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time-to-time, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of September 30, 1996, adjustable rate mortgages amounted to approximately 83% of total loans.

          The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. The Bank's gap, of approximately negative seven percent at September 30, 1996, means earnings would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of liabilities.

        OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
           AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995


          Operating results for the third quarter in 1996 were $(242,808), or $(0.14) per share as compared to $371,119, or $0.22 per share for the same period in 1995, a decrease of $613,927, or 165.43%. Included in these results is the non-recurring after-tax item of $660,000, as discussed on page 13. Excluding the effects of this one-time special assessment, net income for the quarter would have been $423,842, or $0.25 per share, an increase of 14.21% over the same period in 1995.

          Net interest income increased by $68,814, or 3.37% due to an increase in loan volume and upward adjustments to the Bank's variable rate loans.

          Total non-interest income increased $ 119,525 , or 41.91%. The change was due primarily to the change in the net gain (loss) on sale of securities and bank properties of $72,448.

          Due to the special one-time FDIC assessment of $995,000 (before taxes), operating expenses increased $1,075,649. Excluding this one-time charge, operating expenses increased by $80,649, or 5.30%. This one-time payment will be offset by expected annual savings in deposit insurance premiums of approximately $325,000. The Bank expects future operating expenses to increase at approximately the rate of inflation.

            NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

          Net income for the nine months end ed September 30, 1996, was $585,421, or $0.34 per share compared to $818,220, or $0.48 per share at September 30, 1995. The reason for the decrease is explained above. Excluding the special assessment, net income for the nine months ended September 30, 1996, would have been $1,232,071, or $0.74 per share, an increase of 50.58%. The increase is attributable to an increase in net interest income and other operating income while operating expense (excluding the special assessment) increased slightly by 1.40% for the first nine months of 1996.

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

          The reserve for loan losses at September 30, 1996, was $1,705,811 including $80,517 in specific reserves for loans classified as loss, compared to $1,828,060, including $628,060 in specific reserves, at year-end 1995. The reserve for loan loss allowance represented 0.78% of total loans at September 30,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1996, compared to 0.87% at December 31, 1995. The allowance for loan losses as a percentage of non-performing assets was 70.08% at September 30, 1996, compared to 75.36% at December 31, 1995.

          Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank expects will materially impact future operating results, liquidity, or capital resources.

          Total classified loans, excluding special mention, as of September 30, 1996, were $6,311,501 compared to $6,049,066 at December 31, 1995.
Of these amounts, $2,433,949 and $2,425,647, respectively, are included in non-performing assets.

          The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement became effective for the Bank as of January 1, 1995. Note 3 to the Financial Reports presents a discussion relative to impaired loans.

The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):

                                        9-30-96            12-31-95
                                  -----------------    ----------------
90 days delinquent /(1)/          $    428    0.16%     $ 1,144    0.44%
Non-earning assets/ (2)/             1,069    0.41%         297    0.12%
Real estate owned                      937    0.35%         984    0.38%
                                  --------   -----      -------   -----
Total non-performing assets       $  2,434    0.92%     $ 2,425    0.94%
                                  ========   =====      =======   =====
Impaired loans                    $    442    0.17%     $   808    0.31%
                                  ========   =====      =======   =====

(1) All loans 90 days or more delinquent are placed on a non-accruing status

(2) Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:

                                         9-30-96             12-31-95
                                  -------------------    -----------------
Real estate loans -
 Conventional                     $  1,410,990     83%   $   687,547    83%
 Construction                                -      1%       201,257   n/m
Collateral and Consumer                 17,781     12%         8,067    12%
Commercial and Municipal               227,313      4%       276,526     4%
Impaired Loans                          49,727     -         654,663     1%
                                  ------------   ----    ------------ ----
Valuation allowance               $  1,705,811    100%   $ 1,828,060   100%
                                  ============   ====    ===========  ====
Valuation allowance as a
 percentage of total loans                0.78%                 0.87%
                                  ============           ===========

          As of September 30, 1996, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         A.)  Exhibits:

              None

         B.)  Reports on Form 8-K:

              None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                    -------------------------------------
                                               (Registrant)





Date:      November 13, 1996        /s/ Stephen W. Ensign
     -----------------------------  -------------------------------------
                                    Stephen W. Ensign
                                    President and Chief Executive Officer


Date:      November 13, 1996        /s/ Stephen R. Theroux
     -----------------------------  --------------------------------------
                                    Stephen R. Theroux
                                    Executive Vice President and
                                    Chief Financial Officer