Form 10KSB40
period 1996-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1997-03-07
CIK 846931

                                         New Hampshire Thrift Bancshares, Inc.
                                    is the parent company for Lake Sunapee Bank, fsb, a federal stock savings bank providing financial services throughout central and western New Hampshire.

                                         The Bank encourages and supports the
                                    personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

                              ___________________
                               TABLE OF CONTENTS



Selected Financial Highlights............................3
Report to Shareholders...................................4
Management's Discussion and Analysis.....................7
Report of Independent Auditors..........................17
Financial Statements....................................18
Notes to Financial Statements...........................23
Form 10-K...............................................42
Officers and Managers...................................55
Board of Directors......................................55
Information on Common Stock.............................56
Shareholder Information.................................56

                        _______________________________
                         SELECTED FINANCIAL HIGHLIGHTS

FOR THE PERIODS ENDED DECEMBER 31,          1996           1995           1994
------------------------------------------------------------------------------
                                  ($ in thousands, except per share data)
Net Income                        $          611    $     1,245    $     1,582
Earnings Per Share/(1)/           $          .35    $       .73    $       .93
Dividends Declared                $          .50    $       .50    $       .50
Dividend Payout Ratio                     142.86%         68.49%         53.76%
Return on Average Assets                     .24%           .54%           .71%
Return on Average Equity                    3.15%          6.95%          8.76%

AS OF DECEMBER 31,                          1996           1995           1994
------------------------------------------------------------------------------
                                 ($ in thousands, except book value data)
Total Assets                      $      264,385    $   258,216    $   233,363
Total Deposits                    $      213,959    $   199,971    $   194,533
Total Securities                  $       27,599    $    28,415    $    20,363
Net Loans                         $      215,899    $   208,169    $   193,810
Federal Home Loan Bank            $       20,174    $    26,936    $    15,211
 Advances
Shareholders' Equity/ (2)/        $       19,194    $    19,544    $    18,253
Book Value of Shares              $        11.26    $     11.57    $     10.92
 Outstanding
Average Equity to Average                   7.51%          7.72%          8.15%
 Assets
Shares Outstanding                     1,704,982      1,689,503      1,670,986
Number of Branch Locations                    10             10             10


/(1)/ See Note 1 to Consolidated Financial Statements regarding earnings per share.

/ (2//)/ See Note 13 to Consolidated Financial Statements regarding the issuance of common stock.

                            REPORT TO SHAREHOLDERS


     We believe that 1996 will turn out to be one of the most pivotal years in the history of the Bank and the Company. Never before have so many issues of strategic importance occurred within such a narrow window of time as they did during this past year. There is considerable excitement about the future prospects as more and more opportunities begin to present themselves to us in the years ahead.

     From the perspective of our financial performance, consolidated net income at year-end 1996 was $610,711, or $0.35 per share. This compares to the 1995 year-end results of $1,244,823, or $0.73 per share. Earnings for the year were impacted by a non-recurring $995,000 FDIC deposit insurance recapitalization assessment, a fourth-quarter charge of $869,979 to the provision for loan losses, and certain interim expenses directly associated with the acquisition of Landmark Bank. Net interest income continues to be a source of strength, rising by more than $500,000 over the previous twelve-month period. While the fundamental improvements in our operating results are more fully detailed in the Management Discussion and Analysis section immediately following, the financial stability of the Company is clearly evident when one simply adds back to earnings the various one-time expenses reflected in the 1996 figures.

     The long-awaited deposit insurance fund resolution was finally approved by Congress and signed into law on September 30, 1996. The financial impact of this action meant that our proportionate share of the one-time multi-billion dollar assessment, paid out in November, was just under $1,000,000. A considerable amount to be sure, but also an investment in our future because for 1997 and beyond, the premiums paid for deposit insurance will drop by more than $300,000 on an annual basis. Similar to an annuity, this means that for the single payment, the Company will effectively receive the benefit of a 30% return every year from this point forward. In addition, once the deposits from Landmark Bank have been merged into the Bank, we will see a further benefit from the treatment of their deposits under a combined premium structure.

     Earlier in the year, confidential discussions took place between your Company and representatives of Landmark Bank located in Lebanon, New Hampshire. Following a period of analysis and review, agreement was reached and a plan for acquisition and merger was entered into on July 26, 1996. Consistent with our previously stated goals of seeking out and identifying opportunities for growth and expansion, the decision to acquire Landmark Bank clearly fulfilled not only one of our longer-term goals to surpass the $300 million asset mark, but also brought far greater diversity to our balance sheet in the form of their commercially-oriented transaction deposit base and their prime-based loan portfolio. On December 19, 1996, the shareholders of both New Hampshire Thrift Bancshares, Inc. and Landmark Bank overwhelmingly voted in favor of the affiliation. Final regulatory approval was received shortly thereafter and the transaction was officially consummated on January 22, 1997. The immediate result was a banking franchise with an increased asset base of $315 million, total loans of $260 million, deposits of $254 million, and combined capital of $23 million.


 ...1996 will turn out to be one of the most pivotal years in the history of the
-------------------------------------------------------------------------------
Bank and the Company.
---------------------

     Like most smaller banking institutions located in the Northeast, your Company continues to face the ever-present challenge of growing the asset base in an economic environment that currently provides only a minimal level of opportunity. Thus, while another relatively active year is predicted for residential mortgage finance, it is clear that a comprehensive strategy must be developed and implemented to ensure that a consistent level of growth can be achieved, maintained and sustained over time. To this end, your Company has embarked upon a strategic planning process that is designed to address the fundamental issues of who we are, what is our purpose, and where should we be headed. All pertinent issues have been part of our internal debate and have helped to crystallize a vision for the future of the organization over the next few years. In short, your Company envisions itself as the leading independent provider of financial services throughout the Kearsarge-Lake Sunapee-Upper Valley Region by delivering exceptional service to an expanding customer base in a tradition of integrity and personalized style. The underlying premise is that how we choose to conduct our business is just as important as what we do.

     With the support of the Board, we are embarking upon a strategic plan that will, by the turn of the century, very systematically address the underlying issues of sustained profitability, capital adequacy, portfolio diversification and ever-increasing shareholder value. Through a concerted effort to develop a marketing-based culture, we will be promoting an expanded array of both traditional and non-traditional banking products and services.

     When coupled with our existing relationships with Preferred Investments, for full-service securities brokerage, and Charter Trust Company, for trusts and financial planning, the long-term value of the Company can only be further enhanced.

     One of the associated issues arising from the deposit insurance resolution is the fact that much more effort is now being paid to the creation and development of a unified charter for banks and thrifts. This is of considerable importance and concern to the Company and one which will receive our special attention. Our existing charter currently provides for our involvement in a number of business activities which may be very strategically valuable in the years ahead.

     Coincident with our expansion planning and deeper penetration into the Upper Valley markets of Lebanon, Hanover, White River Junction and Norwich, you should know that we have just recently agreed to establish a new branch bank within a retail/commercial project, known as Centerra Resource Park & Market, that is now under development by Dartmouth College and that is located directly across from the main access road to the newly built Dartmouth Hitchcock Medical Center complex. This is viewed as a strategic position for us, not only for the near-term, but as an important element in establishing the Bank on the threshold of its new marketing effort.

     While personalized service within a traditional branch bank setting continues to be the cornerstone of our delivery system, technological advances must be embraced as


 ...opportunities that will have a positive impact upon our employees, the
--------------------------------------------------------------------------------
communities we serve, and our shareholders.
--------------------------------------------
the continued proliferation of personal computers find their way into more and more homes. As a direct result of the Technology Committee, we were able to introduce "telephone-banking" to our customers during mid-1996 and now find that, on average, more than 500 transactions per day are efficiently handled without impacting our personnel, leaving them more available to address the individual needs of those customers whose issue cannot be handled otherwise. This has proven to be an effective tool that better serves our banking constituencies. While we recognize that institutions like ours cannot afford to financially support the "first-wave" of new technology, future enhancements to our products and services will include check imaging, relationship statements, and full-service debit cards. Additionally, we are very much aware of the "Year-2000 Compliant" concerns as they relate to date processing and information systems world-wide and have been assured by all of our providers that the solutions are well in hand.

     Looking forward, we see numerous potential opportunities that will have a positive impact upon our employees, the communities we serve, and our shareholders. While early 1997 will be somewhat affected by the assimilation of Landmark Bank into Lake Sunapee Bank and the capital deployed to make the acquisition will need to be rebuilt in a timely fashion, it is evident to all involved that we should be able to witness the initial financial and operating benefits of this acquisition by year-end 1997.

     As we continue to build upon our strengths, we must also acknowledge the valuable role you hold as shareholders of the Company and recognize our responsibility to maintain a policy of current income through the payment of consistent dividends and growth in per share value over time. It is interesting to note as we complete our first decade as a public company, that the original investors have realized a total annualized return of 11.41%. Assuming the reinvestment of dividends, a $1,000 investment made in 1986 would be valued at $2,141 as of December 31, 1996.

     In conclusion, we must also recognize the effort and dedication of our employees and Board of Directors and to once again express our sincere appreciation for the continued support and confidence that is evidenced by both our customers and shareholders alike.



John J. Kiernan
Chairman of the Board



Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer



Stephen R. Theroux
Executive Vice President and
Chief Financial Officer


 ...original investors have realized a total annualized return of 11.41%.
-------------------------------------------------------------------------

                ===============================================
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

     The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb (the "Bank"). The Bank's earnings in turn are generated from the difference between the yield on its loan and investment portfolios and the cost of its deposit accounts and borrowings. These core earnings are supplemented by loan origination fees, retail banking service fees, and gains on security transactions.

     In 1996, the Company earned $610,711, or $.35 per share, compared to $1,244,823, or $.73 per share in 1995. The decline in earnings can be traced to two events. First, the Bank paid a one-time premium assessment of $995,000 to the Federal Deposit Insurance Corporation (FDIC) as part of the recapitalization of the Savings Insurance Fund (SAIF). If the Bank had not made this payment, net earnings would have been approximately $1,276,711, or $.74 per share. The Bank also expensed $1,660,741 to the Provision for Loan Losses in 1996, compared to $1,163,710 in 1995. This increase occurred because of the write-down of the Bank's remaining real estate development loans and the taking of a more aggressive posture in the methodology used in determining the Bank's General Allowance for Loan Losses. This is discussed in greater detail under the section entitled, "Provision for Loan Losses."

     On July 26, 1996, the Bank announced its intention to acquire Landmark Bank, located in Lebanon , NH. The combination of the two banks was completed on January 22, 1997. This transaction increased the Bank's assets by approximately $51,000,000. The Bank expects the acquisition to be accretive to earnings in 1997.

FINANCIAL CONDITION

     Total assets increased by $6,169,267, or 2.39% from $258,216,077 to $264,385,344. Total loans increased from $210,676,325 to $219,206,929 or 4.05%.
The table on page 15 illustrates the maturities of the loan portfolio at December 31, 1996. Real estate loans increased by $8,828,880, or 5.01% from $176,153,471 to $184,982,351. The Bank also increased the net level of loans sold into the secondary market by approximately $8,000,000. At December 31, 1996, the Bank had $52,165,252 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Adjustable rate mortgages comprise 83% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     Investments decreased by $475,266, or 1.68% from $28,266,003 to $27,790,737
(at amortized cost). The Bank's net unrealized loss of $192,179 at December 31, 1996 compares to last year's net unrealized gain of $148,596. This change of $340,775 in market value reflects the increase in interest rates during 1996 and the resultant drop in bond values.

     Real estate owned and property acquired in settlement of loans decreased by $260,707, or 26.49% to $723,478. This total reflects $473,219 , or 65.41% , in market value for the remaining seven lots at Blye Hill Landing in Newbury, NH. During 1996, six real estate owned properties totaling $413,330, were sold.

     Deposits increased by $13,987,974, or 7.00% to $213,958,895 from
$199,970,921. Customers continued to place funds in Certificates of Deposit
(CDs) with CDs comprising 49.89% of total deposits versus 46.61% last year. Total CDs increased by $13,529,233 or 14.51% to $106,740,465.

     Advances from the Federal Home Loan Bank (FHLB) decreased by $6,762,143, or 25.10% to $20,174,025 from $26,936,168. The Bank was able to fund its loan growth through deposit growth and utilize excess funds to pay-down FHLB advances.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain a 5% ratio of liquid assets to net withdrawable funds. At year-end 1996, the Bank's ratio of 12.16% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 1996 the Bank had approximately $50,000,000 in additional borrowing capacity from the FHLB.

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


     At December 31, 1996, the Company's shareholders' equity totaled $19,193,690 or 7.26% of total assets, compared to $19,544,005 or 7.57% of total assets at year-end 1995. The decrease of $350,315 reflects net income of $610,711, the payment of $847,066 in common stock dividends, the repurchase of 3,251 shares of stock at a cost of $43,482, the exercise of 18,730 of stock options in the amount of $72,903, a gain of $81,392 on the sale of treasury stock, and the recording of $127,179 in net unrealized losses on securities classified as available for sale. As interest rates moved upward throughout 1996, the Bank's bond portfolio decreased in value. Although the Bank normally intends to hold these bonds to maturity, past practice has been to sell bonds under certain circumstances. Accordingly, the bonds are classified as available for sale. These bonds are "marked-to-market" causing the unrealized loss to be recorded, net of the effect of income taxes, in shareholders' equity.

     On December 23, 1996, the Bank received authorization from the Office of Thrift Supervision to dividend $1,800,000 to the Company. The purpose of this upstream was to fund the cash portion of the Landmark acquisition. On February 16, 1996, the Bank paid a dividend of $1,000,000 to the Company. Approximately $17.9 million in capital remains at the Bank level, and $1.3 million at the Company at December 31, 1996.

     Net cash provided by operating activities was $3,841,010 in 1996 versus $1,243,025 in 1995. This change is mostly attributable to a receivable of approximately $1.2 million from the disposition of available for sale securities as of December 31, 1995. Proceeds were received January 2, 1996.

     Net cash flows from investing activities amounted to negative $9,401,970 in 1996 compared to negative $20,810,142 in 1995. Funds used in lending activities were $9,539,579 in 1996 compared to $15,384,264 in 1995. Net funds used in securities activities amounted to ($ 401,271) in 1996 compared to $5,976,005 in 1995. These two areas accounted for the bulk of the change in investing activities.

     In 1996, net cash provided by financing activities was $5,570,412 compared to $22,306,826 in 1995. As mentioned above, the Bank utilized the increase of $13,987,974 in deposits to fund the pay-off of FHLB advances and investing activities.

     The Bank expects to be able to fund loan demand and other investing activities, including the cash portion of Landmark Bank purchase, during 1997 by continuing to use the FHLB's advance program, as well as funds provided from customer deposits. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core capital, leverage ratio, and total risk based capital of 4.00%, 4.00%, and 8.00%, respectively. As of December 31, 1996, the Bank's ratios were 6.76%, 6.76%, and 12.00%, respectively, well in excess of the regulators' requirements.

     Book value per share was $11.26 at December 31, 1996 versus $11.57 per share at December 31, 1995. The change in the market value of the Bank's investment security portfolio and the decrease in retained earnings, when coupled with an increase of 15,479 shares outstanding, caused the drop in book value per share.

IMPACT OF INFLATION

     The financial statements and related data are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike other companies, virtually all of the assets and liabilities of a bank are monetary in nature. As a result, interest rates have a far more significant impact on a bank's performance than the effects of the

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


general level of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are important to the maintenance of acceptable performance levels.

INTEREST RATE SENSITIVITY

     Management has continued to utilize asset/liability management as a strategy in monitoring the interest rate risk. The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

     The Bank's one-year Gap at December 31, 1996 was -9.58%, compared to the December 31, 1995 Gap position of-6.69%. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time to time, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's Gap, of approximately negative nine percent at December 31, 1996, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the Gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the Gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

     At December 31, 1996, the Bank's interest earning assets scheduled to reprice within one year or less totaled $121.9 million, or 48.56% of earning assets compared to $128.8 million, or 53.55% of earning assets at December 31, 1995. At December 31, 1996, interest bearing liabilities, which were scheduled to reprice within one year, amounted to $146.0 million, or 62.86% of interest bearing liabilities as compared to $144.9 million, or 64.25% of interest bearing liabilities as of December 31, 1995.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 1996 increased by $511,721, or 6.50%, to $8,379,707. The increase can be attributed to the increased volume of the Bank's loan portfolio. Total interest income increased by $1,237,914, or 7.09%, with 62.12% attributed to the increase in volume, and 37.88% related to the change in interest rates.

     Total interest expense increased $726,193, or 7.57%, with 13.09% attributed to the increased volume of both deposits and FHLB advances, and 86.91% related to the rise in interest rates. Despite the rise in interest rates, the Bank's cost of funds increased slightly to 4.54% during 1996 from 4.50% in 1995, as the Bank's deposits as a percentage of total interest bearing liabilities increased from 88.13% in 1995 to 91.38% in 1996. Advances typically are higher costing funding instruments. In 1996, the cost of advances was 5.86% compared to 6.42% in 1995. Deposits' cost in 1996 was 4.36% versus 4.27% in 1995. As a result, the Bank's spread increased to 3.13% at December 31, 1996 compared to 3.08% at December 31, 1995.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the net interest rate margin, and the net yield on interest earning assets for the periods indicated:

                                           1996    1995     1994    1993    1992
                                        ----------------------------------------
Yield on loans                            7.86%   7.71%    7.10%   7.49%   8.68%

Yield on investment securities            6.35%   6.53%    6.14%   5.68%   6.65%

Combined yield on loans and investments   7.67%   7.58%    7.00%   7.28%   8.42%

Cost of deposits                          4.36%   4.27%    3.63%   3.81%   4.76%

Cost of borrowings                        5.86%   6.42%    4.29%   4.55%   8.00%

Combined cost of deposits and borrowings  4.54%   4.50%    3.67%   3.83%   4.88%

Interest rate spread                      3.13%   3.08%    3.33%   3.45%   3.54%

Net interest yield                        3.44%   3.42%    3.61%   3.75%   3.79%

               ===============================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The following table shows the Bank's interest rate sensitivity table at December 31, 1996:

                                     0-3          3-6         6 MONTHS-        1-3        BEYOND
                                    MONTHS       MONTHS        1 YEAR         YEARS       3 YEARS       TOTAL
                               -------------------------------------------------------------------------------
                                                               ($ in thousands)
Interest earning assets:

  Loans                           $  30,220    $  22,968    $    53,804    $  60,743    $  50,623    $ 218,358

  Investments                        10,428          652          3,852       10,342        7,460       32,734
                               -------------------------------------------------------------------------------
Total                             $  40,648    $  23,620    $    57,656    $  71,085    $  58,083    $ 251,092
                               -------------------------------------------------------------------------------

Interest bearing liabilities:

 Deposits                         $  70,320    $  23,193    $    31,339    $  59,805    $  18,713    $ 203,370

 Repurchase agreements                8,663            -              -            -            -        8,663

 Borrowings                           4,400        3,060          5,000        7,331          388       20,179

                               -------------------------------------------------------------------------------
Total                             $  83,383    $  26,253    $    36,339    $  67,136    $  19,101    $ 232,212
                               -------------------------------------------------------------------------------
Period sensitivity gap            $ (42,735)   $  (2,633)   $    21,317    $   3,949    $  38,982    $  18,880

Cumulative sensitivity            $ (42,735)   $ (45,368)   $   (24,051)   $ (20,102)   $  18,880    $  18,880

Cumulative sensitivity

  gap as a percent of

  earning assets                     -17.02%      -18.07%         -9.58%       -8.01%        7.52%        7.52%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The following table presents, for the periods indicated, the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

YEAR ENDED DECEMBER 31,                  1996                            1995                                   1994
                             -----------------------------    --------------------------------   ---------------------------------
                                AVERAGE/(1)/       YIELD/      AVERAGE/(1)/            YIELD/       AVERAGE/(1)/           YIELD/
                                BALANCE  INTEREST   COST        BALANCE     INTEREST    COST         BALANCE     INTEREST  COST
                             ------------------------------   --------------------------------   ---------------------------------
                                                                 ($ in thousands)
Assets:
Interest earning assets:
  Loans /(2)/                $  213,473  $  16,776   7.86%    $  205,548    $  15,846   7.71%    $   186,651  $  13,251   7.10%
  Investment securities and
     other/ (3)/                 30,348      1,928   6.35%        24,790        1,620   6.53%         21,033      1,292   6.14%
                             ---------------------            -----------------------            ----------------------
  Total interest earning
     assets                     243,821     18,704   7.67%       230,338       17,466   7.58%        207,684     14,543   7.00%
                             ---------------------            -----------------------            ----------------------


Non-interest earning assets:
 Cash                             5,964                            5,976                               5,782

  Other non-interest earning
     assets/ (4)/                 8,425                            8,285                               7,512
                             ----------                       ----------                         -----------
  Total non-interest earning
     assets                      14,389                           14,261                              13,294
                             ----------                       ----------                         -----------
Total                        $  258,210                       $  244,599                         $   220,978
                             ==========                       ==========                         ===========

Liabilities and Shareholders'
     Equity:
Interest bearing liabilities:
  Savings deposits           $   96,062      2,607   2.71%    $   96,698    $   2,855   2.95%    $   107,592  $   2,996   2.78%
  Time deposits                  98,248      5,877   5.98%        88,310        5,065   5.74%         68,250      3,344   4.90%
  Repurchase agreements           4,922        203   4.12%         4,702          177   3.76%          2,218        115   5.18%
  Other borrowed funds           27,960      1,638   5.86%        23,388        1,501   6.42%         13,815        592   4.29%
                             ---------------------            -----------------------            ----------------------
  Total interest bearing
     liabilities                227,192     10,325   4.54%       213,098        9,598   4.50%        191,875      7,047   3.67%
                             ---------------------            -----------------------            ----------------------
Non-interest bearing
     liabilities:
  Demand deposits                 6,983                            7,050                               7,005
  Other                           4,656                            5,570                               4,028
                             ----------                       ----------                         -----------
                                 11,639                           12,620                              11,033
Shareholders' Equity             19,379                           18,881                              18,070
                             ----------                       ----------                         -----------
Total                        $  258,210                       $  244,599                         $   220,978
                             ==========                       ==========                         ===========
Net interest income/interest
     rate spread                         $   8,379   3.13%                  $   7,868   3.08%                 $   7,496   3.33%
                                         =================                  =================                 =================
Net earning balance/net yield
     on earning assets       $   16,629              3.44%    $   17,240                3.42%    $    15,809              3.61%
                             ============================     ===============================    ==============================

/(1)/ Monthly average balances have been used for all periods. Management does not believe that the use of month-end balances instead of daily average balances caused any material difference in the information presented.

/(2)/ Loans include 90 day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90 day delinquent loans in loans caused any material difference in the information presented.

/(3)/ Investment securities and other includes tax -exempt investment securities. Management does not believe that including tax exempt investment securities in investments securities and other caused any material difference in the information presented.

/(4)/ Other non-interest earning assets includes non-earning assets and real estate owned.

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to the rate.


                                          YEAR ENDED DECEMBER 31, 1996 VS. 1995
                                                     INCREASE (DECREASE)
                                                           DUE TO
                                                 VOLUME        RATE      TOTAL
                                              --------------------------------
                                                       ($ in thousands)
Interest income on loans                     $   448         $   482    $   930
Interest income on investments                   321             (13)       308
                                             ----------------------------------
     Total interest income                       769             469      1,238
                                             ----------------------------------

Interest expense on savings deposits             (23)           (226)      (249)
Interest expense on time deposits                398             414        812
Interest expense on repurchase                     3              23         26
 agreements
Interest expense on borrowings                  (284)            421        137
                                             ----------------------------------
     Total interest expense                       94             632        726
                                             ----------------------------------
     Net interest income                     $   675         $  (163)   $   512
                                             ==================================

                                          YEAR ENDED DECEMBER 31, 1995 VS. 1994
                                                   INCREASE (DECREASE)
                                                         DUE TO
                                                 VOLUME        RATE      TOTAL
                                              --------------------------------
                                                      ($ in thousands)
Interest income on loans                     $ 1,404         $ 1,192    $ 2,596
Interest income on investments                   242              86        328
     Total interest income                     1,646           1,278      2,924
                                             ----------------------------------

Interest expense on savings deposits            (356)            215       (141)
Interest expense on time deposits              1,087             634      1,721
Interest expense on repurchase                    83             (20)        63
 agreements
Interest expense on borrowings                   530             379        909
     Total interest expense                    1,344           1,208      2,552
                                             ----------------------------------
     Net interest income                     $   302         $    70    $   372
                                             ==================================

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


PROVISION FOR LOAN LOSSES

     The Bank considers many factors in determining the allowance for loan losses. These include the risk and size characteristics of loans, the prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing the loans. No changes were made to the Bank's procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations. However, the Bank increased the risk factor on its general allowance from 0.25% to 0.50% . This change required an additional provision of approximately $550,000 to General Allowance for Loan Loss Reserves.

     Additionally, the Bank's commercial loan officers review the financial condition of commercial loan customers on a monthly basis and perform visual inspections of facilities and inventories. The Bank also has an internal audit and compliance program. Results of the audit and compliance programs are reported directly to the Audit Committee of the Bank's Board of Directors.

     The allowance for loan losses at December 31, 1996 was $2,158,026, compared to $1,828,060 at year-end 1995. The allowance in 1996 includes $1,801,589 in general reserves as compared to $1,200,000 in 1995. As a result of charge-offs in 1996, the Bank expensed to the provision for loan losses $1,660,741, in 1996, as compared to $1,163,710, in 1995. Net charged-off loans during 1996 amounted to 0.63% of average loans, as compared to 1.02% in 1995. The allowance represented 0.98% of total loans at year-end 1996 versus 0.87% at year-end 1995. The allowance for loan losses as a percentage of non-performing assets was 91.43% at December 31, 1996 compared to 75.36% at December 31, 1995. The allowance for loan losses as a percentage of non-performing assets (less real estate owned) and troubled debt restructured was 131.53% at December 31, 1996 compared to 126.82% at December 31, 1995. Please refer to Note 4 "Loans receivable", in the Consolidated Financial Statements for information regarding SFAS 114 and 118.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

     As of December 31, 1996, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of December 31, 1996 and 1995 were $5,254,069 and $6,049,066, respectively. Total nonperforming assets amounted to $2,343,898 and $2,425,650 for the respective years. Loans classified as 90 day delinquent increased to $787,930, which includes $723,595 of conventional real estate loans, at December 31, 1996 compared to $1,144,293 and $1,132,475 at December 31, 1995, respectively.

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The following table sets forth the breakdown of non-performing assets:

                                                    1996            1995           1994          1993          1992
                                          -------------------------------------------------------------------------
90 Day delinquent loans/(1)/              $      787,930  $    1,144,293  $      23,825  $    288,663  $    152,692
Non-earning assets/(2)/                          848,942         297,172      1,692,608       501,408     1,388,864
Real estate owned                                707,026         984,185      1,504,880     1,854,047     2,736,845
                                          -------------------------------------------------------------------------
Total non-performing assets               $    2,343,898  $    2,425,650  $   3,221,313  $  2,644,118  $  4,278,401
                                          =========================================================================
Troubled debt restructured                $       N/A     $      445,417  $   2,337,058  $  3,466,820  $  4,391,549
                                          =========================================================================
Impaired Loans                            $    1,188,183           N/A           N/A           N/A           N/A
                                          =========================================================================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth 90 day delinquent loans by category:

                                        1996       1995         1994       1993          1992
                                  --------------------------------------------------------------
Real estate loans -
     Conventional                 $  723,595  $  1,132,475  $       -  $  288,663   $    152,692
     Construction                          -             -     23,825           -              -
Consumer loans                        64,335         3,983          -           -              -
Commercial and municipal loans             -         7,835          -           -              -
Other loans                                -             -          -           -              -
                                  --------------------------------------------------------------
     Total                        $  787,930  $  1,144,293  $  23,825  $  288,663   $    152,692
                                  ==============================================================

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans as of December 31:

                                 1996                 1995                 1994                  1993                  1992
                         --------------------------------------------------------------------------------------------------------
Real estate loans -
     Conventional        $ 1,603,860    84%   $   687,547    83%   $   726,959    81%   $   853,710      79%   $ 1,258,635    79%
     Construction             83,750              201,257            1,598,266     2%     1,245,382       2%       670,378     1%
Collateral and
  consumer loans              36,873    12%         8,067    12%         5,464    12%        22,907      14%        10,684    15%
Commercial and
  municipal loans            294,034     4%       276,526     4%       422,196     4%       252,002       5%       155,234     4%
Impaired loans               139,509              654,663     1%           N/A                  N/A                    N/A
Other                              -                    -                    -     1%             -                      -     1%
                         --------------------------------------------------------------------------------------------------------
Valuation allowance      $ 2,158,026   100%   $ 1,828,060   100%   $ 2,752,885   100%   $ 2,374,001     100%   $ 2,094,931   100%
                         ========================================================================================================
Valuation allowance
  as a percentage of
  total loans                    .98%                 .87%                1.38%                1.35%                  1.22%
                         =======================================================================================================

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The following sets forth the maturities of the loan portfolio at December 31, 1996:

                                        ONE YEAR          ONE THRU            OVER
MATURITIES:                             OR LESS          FIVE YEARS        FIVE YEARS            TOTAL
Real Estate Loans -                 $   8,412,470     $  28,282,491     $  148,287,390     $  184,982,351
                                  -----------------------------------------------------------------------
Real Estate Loans with:
  Predetermined interest rates          1,714,755         7,082,348         21,786,595         30,583,698
  Adjustable interest rates             6,697,715        21,200,143        126,500,795        154,398,653
                                  -----------------------------------------------------------------------
                                        8,412,470        28,282,491        148,287,390        184,982,351
                                  -----------------------------------------------------------------------

Collateral Loans -                     11,213,109         5,877,395          3,484,206         20,574,710
                                  -----------------------------------------------------------------------
Collateral Loans with:
  Predetermined interest rates         10,147,381         3,900,095            611,832         14,659,308
  Adjustable interest rates             1,065,728         1,977,300          2,872,374          5,915,402
                                  -----------------------------------------------------------------------
                                       11,213,109         5,877,395          3,484,206         20,574,710
                                  -----------------------------------------------------------------------

Consumer Loans -                        4,832,099            28,226                  -          4,860,325
                                  -----------------------------------------------------------------------
Consumer Loans with:
  Predetermined interest rates            114,076            28,226                  -            142,302
  Adjustable interest rates             4,718,023                 -                  -          4,718,023
                                  -----------------------------------------------------------------------
                                        4,832,099            28,226                  -          4,860,325
                                  -----------------------------------------------------------------------

Commercial/Municipal Loans-             3,357,574         2,866,600          2,128,615          8,352,789
                                  -----------------------------------------------------------------------
Commercial/Municipal Loans with:
  Predetermined interest rates          1,427,783           893,134            109,837          2,430,754
  Adjustable interest rates             1,929,791         1,973,466          2,018,778          5,922,035
                                  -----------------------------------------------------------------------
                                        3,357,574         2,866,600          2,128,615          8,352,789
                                  -----------------------------------------------------------------------

Other Loans -                             116,295           311,402              9,057            436,754
                                  -----------------------------------------------------------------------
Other Loans with:
  Predetermined interest rates             90,228           223,157              4,947            318,332
  Adjustable interest rates                26,067            88,245              4,110            118,422
                                  -----------------------------------------------------------------------
                                          116,295           311,402              9,057            436,754
                                  -----------------------------------------------------------------------

TOTALS                              $  27,931,547     $  37,366,114     $  153,909,268     $  219,206,929
                                  =======================================================================

The preceding schedule includes $848,942 of non-earning assets categorized within the respective loan types.

               ================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


OTHER INCOME AND EXPENSE

     Total non-interest income decreased by $487,683, or 33.97% to $1,923,239. Net gains on the sale of securities and bank property increased $365,813 due to the sale of a piece of property located adjacent to the Bank's New London branch office.

     Total non-interest expense increased $1,454,322, or 23.12% to $7,745,331. This increase was due to the one-time payment of $995,000 to the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Insurance Fund (SAIF) and the expensing of $229,970 to Other expense to cover write-downs on real estate owned. Without these two events, the Bank's non-interest expense would have increased 3.60%.

FAS 109-ACCOUNTING FOR INCOME TAXES

     Effective December 31, 1993, the Bank adopted FAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be measured based on the enacted tax rates. Statement No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of adopting FAS 109, there is no effect on the consolidated financial statements as of December 31, 1993, and no allowance is required against the deferred tax debit. The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 includes net deferred income tax expense of ($120,481), $324,909, and $75,000, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

     The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

NET INTEREST INCOME

     Net interest income for the year ended December 31, 1995 was $7,867,986, compared to $7,496,030 for 1994, an increase of $371,956 or 4.96%. The increase was the result of increased volume of the Bank's loan and investment portfolio.

     Total interest income increased $2,923,897 or 20.11%, with 56.29% of the increase attributed to the change in volume.

     Interest expense increased $2,551,941, or 36.22%, with 52.66% attributed to increased balances on customer deposits and FHLB advances.

PROVISION FOR LOAN LOSSES

     The allowance for loan losses was $1,828,060 for the year ended December 31, 1995, compared to $2,752,885 at year-end 1994. Charge-offs were $2,095,220 for 1995, and $396,116 for 1994. The allowance as a percentage of total loans was 0.87% at year-end 1995 versus 1.38% from 1994. Non-performing assets amounted to $2,425,649, or 0.94% of total assets for 1995 compared to $3,221,313, or 1.38% of total assets for year-end 1994.

OTHER INCOME AND EXPENSE

Total non-interest income decreased by $121,676, or 7.81% to $1,435,556.

Total other expenses increased $304,552 to $6,291,009, or 5.08%.

              [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]


The Board of Directors,
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

We have audited the accompanying consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, were audited by other auditors whose reports dated January 19, 1996 and January 24, 1995, expressed unqualified opinions of those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.

                                         /s/ Shatswell, MacLeod & Company, P.C.
                                             SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 22, 1997

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31,                                                                               1996                      1995
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                               $   5,868,749             $   7,544,297
  Federal funds sold                                                                        5,134,000                 3,449,000
                                                                                   -----------------------------------------------
     Cash and cash equivalents                                                             11,002,749                10,993,297
  Securities available for sale                                                            24,950,725                25,718,260
  Securities held to maturity                                                                 340,276                   393,054
  Other investments                                                                         2,307,557                 2,303,285
  Loans held for sale                                                                         745,650                 3,095,971
  Loans receivable, net                                                                   215,153,819               205,073,080
  Nonaccrual loans                                                                            848,942                   297,172
  Accrued interest receivable                                                               1,354,042                 1,433,882
  Bank premises and equipment, net                                                          5,104,366                 5,316,837
  Investments in real estate                                                                  619,487                   638,557
  Real estate owned and property acquired in settlement of loans                              723,478                   984,185
  Other assets                                                                              1,234,253                 1,968,497
                                                                                   -----------------------------------------------
       Total assets                                                                     $ 264,385,344             $ 258,216,077
                                                                                   ===============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                                                       $  10,587,757             $  10,934,512
  Savings and NOW accounts                                                                 96,630,673                95,825,177
  Time deposits                                                                           106,740,465                93,211,232
                                                                                   -----------------------------------------------
       Total deposits                                                                     213,958,895               199,970,921

  Securities sold under agreement to repurchase                                             8,662,736                 9,552,825
  Advances from Federal Home Loan Bank                                                     20,174,025                26,936,168
  Accrued expenses and other liabilities                                                    2,395,998                 2,212,158
                                                                                   -----------------------------------------------
       Total liabilities                                                                  245,191,654               238,672,072
                                                                                   -----------------------------------------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value per share: 2,500,000 shares authorized,                           -                         -
     no shares issued or outstanding
  Common stock, $.01 par value,  per share:  5,000,000 shares authorized,
     2,147,282 shares issued and 1,704,982 shares outstanding at
     December 31, 1996, 2,147,282 shares issued and 1,689,503 shares
     outstanding at December 31, 1995                                                          21,473                    21,473
  Paid-in capital                                                                          13,241,774                13,160,382
  Retained earnings                                                                         8,437,149                 8,673,504
  Net unrealized holding gain (loss) on securities available for sale net of $65,000 of deferred tax benefit in 1996, and $51,000 of
     deferred taxes in 1995                                                                  (127,179)                   97,594

                                                                                           21,573,217                21,952,953
  Treasury stock, at cost, 442,300 shares as of December 31, 1996
    and 457,779 shares as of December 31, 1995                                             (2,379,527)               (2,408,948)
                                                                                   -----------------------------------------------

       Total shareholders' equity                                                          19,193,690                19,544,005
                                                                                   -----------------------------------------------

       Total liabilities and shareholders' equity                                       $ 264,385,344             $ 258,216,077
                                                                                   ===============================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
           =========================================================
                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                              1996             1995              1994
----------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
   Interest on loans                                                 $  16,775,792    $  15,846,308     $  13,250,592
   Interest and dividends on investments                                 1,928,455        1,620,025         1,291,844
                                                                     -------------------------------------------------
          Total interest income                                         18,704,247       17,466,333        14,542,436
                                                                     -------------------------------------------------

 INTEREST EXPENSE
   Interest on deposits                                                  8,686,678        8,096,851         6,454,599
   Interest on advances and other borrowed money                         1,637,862        1,501,496           591,807
                                                                     -------------------------------------------------
          Total interest expense                                        10,324,540        9,598,347         7,046,406
                                                                     -------------------------------------------------

          Net interest income                                            8,379,707        7,867,986         7,496,030

 PROVISION FOR LOAN LOSSES                                               1,660,741        1,163,710           761,555
                                                                     -------------------------------------------------

          Net interest income after provision for loan losses            6,718,966        6,704,276         6,734,475
                                                                     -------------------------------------------------

 OTHER INCOME
   Loan origination fees                                                    75,564           89,632           295,173
   Customer service fees                                                 1,190,726        1,058,868           856,327
   Net gain (loss) on sale of securities and bank property                 276,986          (88,827)           35,706
   Rental income                                                           223,673          227,885           220,460
   Brokerage service income                                                153,261          110,705           149,566
   Other income                                                              3,029           37,293                 -
                                                                     -------------------------------------------------
          Total other income                                             1,923,239        1,435,556         1,557,232
                                                                     -------------------------------------------------

 OTHER EXPENSES
   Salaries and employee benefits                                        3,039,929        2,917,180         2,861,435
   Occupancy expenses                                                    1,242,216        1,195,834         1,101,198
   Advertising and promotion                                               188,512          162,745           154,382
   Depositors' insurance                                                 1,448,801          440,439           406,630
   Outside services                                                        364,101          333,361           350,812
   Provision for other real estate owned losses                            229,970                -                 -
   Other expenses                                                        1,231,802        1,241,450         1,112,000
                                                                     -------------------------------------------------
          Total other expenses                                           7,745,331        6,291,009         5,986,457
                                                                     -------------------------------------------------

 INCOME BEFORE PROVISION FOR INCOME TAXES                                  896,874        1,848,823         2,305,250

 PROVISION FOR INCOME TAXES                                                286,163          604,000           723,000
                                                                     -------------------------------------------------

 NET INCOME                                                          $     610,711    $   1,244,823     $   1,582,250
                                                                     =================================================

 Earnings per common share                                           $         .35    $         .73     $         .93
                                                                     =================================================

 Dividends declared per common share                                 $         .50    $         .50     $         .50
                                                                     =================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
     ===================================================================
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31,                                                1996               1995                1994
-----------------------------------------------------------------------------------------------------------------------------
 COMMON STOCK
     Balance, beginning and end of year                                $      21,473      $      21,473       $      21,473
                                                                       ------------------------------------------------------

 PAID-IN CAPITAL
     Balance, beginning of year                                        $  13,160,382      $   13,103,404      $  13,069,785
     Gain on sale of treasury stock, at cost                                  81,392              56,978             33,619
                                                                       ------------------------------------------------------

     Balance, end of year                                              $  13,241,774      $   13,160,382      $  13,103,404
                                                                       ------------------------------------------------------

 RETAINED EARNINGS
     Balance, beginning of year                                        $   8,673,504      $    8,268,094      $   7,516,147
     Net income                                                              610,711           1,244,823          1,582,250
     Cash dividends paid                                                    (847,066)           (839,413)          (830,303)
                                                                       ------------------------------------------------------

     Balance, end of year                                              $   8,437,149      $    8,673,504      $   8,268,094
                                                                       ------------------------------------------------------

 NET UNREALIZED HOLDING GAIN (LOSS) ON
  SECURITIES AVAILABLE FOR SALE
     Balance, beginning of year                                        $      97,594      $     (728,667)     $      95,857
     Adjustment to fair value                                               (340,773)          1,252,661         (1,199,924)
     Effect of change in deferred taxes                                      116,000            (426,400)           375,400
                                                                       ------------------------------------------------------

     Balance, end of year                                              $    (127,179)     $       97,594      $    (728,667)
                                                                       ------------------------------------------------------

 TREASURY STOCK
     Balance, beginning of year                                        $  (2,408,948)     $   (2,411,430)     $  (2,316,293)
     Shares repurchased, (3,251 shares in 1996,
        14,968 shares in 1995, and 20,900 shares in 1994)                    (43,482)           (144,015)          (193,938)
     Exercise of stock options, (18,730 shares in 1996,
        33,485 shares in 1995, and  22,583 shares in 1994)                    72,903             146,497             98,801
                                                                       ------------------------------------------------------

     Balance, end of year                                              $  (2,379,527)     $   (2,408,948)     $  (2,411,430)
                                                                       ------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                                  1996                       1995             1994
----------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $          610,711         $        1,244,823    $   1,582,250
     Adjustments to reconcile net income to net cash
      provided by operating activities -
     Depreciation and amortization                                             455,910                    435,467          435,124
     Loans originated for sale                                             (14,233,140)               (18,911,177)      (7,431,617)
     Proceeds from sale of loans                                            14,166,770                 18,874,886        7,355,527
     (Gain) loss from sale of loans                                             66,370                     36,291           76,090
     (Gain) loss from sale of premises and equipment                          (251,770)                    14,603           (2,955)
     (Gain) loss from sale of debt securities available                            667                      3,957           (1,760)
       for sale and writedowns
     (Gain) loss from sale of equity securities available                       25,833                     33,975          (65,499)
      for sale
     Gain from sale of other real estate owned                                       -                          -          (41,581)
     Provision for other real estate owned losses                              229,970                          -                -
     Provision for loan losses                                               1,660,741                  1,163,710          761,555
     Deferred tax expense (benefit)                                           (120,481)                   324,909           75,000
     (Increase) decrease in accrued interest and other assets                  861,580                 (1,718,404)          96,149
     Decrease in deferred loan fees                                            (81,550)                  (138,396)        (198,762)
     Increase (decrease) in accrued expenses and other                         449,399                   (121,619)          11,183
      liabilities
                                                                    ----------------------------------------------------------------
          Net cash provided by operating activities                          3,841,010                  1,243,025        2,650,704
                                                                    ----------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of premises and equipment                              344,387                     84,400           31,119
     Capital expenditures                                                     (316,986)                  (545,515)        (952,379)
     Proceeds from sale of debt securities available for sale                2,468,275                  3,723,564          999,609
     Proceeds from sale of equity securities available for sale                450,642                    794,170          713,223
     Principal reduction on securities held to maturity                         52,778                     52,778           51,389
     Purchase of securities available for sale                              (9,063,424)               (13,211,517)      (9,006,732)
     Maturities of securities available for sale                             6,498,000                  2,665,000        3,725,000
     Purchase of other investments                                              (5,000)                  (385,289)               -
     Purchase of Federal Home Loan Bank stock                                        -                   (519,600)        (124,900)
     Net increase in loans to customers                                     (9,539,579)               (15,384,264)     (21,539,263)
     (Increase) decrease in nonaccrual loans                                  (551,770)                 1,395,436       (1,191,200)
     Decrease in real estate owned                                             260,707                    520,695          390,748
                                                                    ----------------------------------------------------------------
          Net cash used in investing activities                             (9,401,970)               (20,810,142)     (26,903,386)
                                                                    ----------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                               13,987,974                  5,437,855       17,816,769
     Net increase (decrease) in repurchase agreements                         (890,089)                 5,954,918         (987,213)
     Increase (decrease) in advances from Federal Home                      (6,762,143)                11,725,374        9,770,015
      Loan Bank
     Net change in other borrowed money                                        (29,077)                   (31,368)         (31,034)
     Payments to acquire treasury stock                                        (43,482)                  (144,015)        (193,938)
     Dividends paid                                                           (847,066)                  (839,413)        (830,303)
     Proceeds from exercise of stock options                                   154,295                    203,475          132,420
                                                                    ----------------------------------------------------------------
          Net cash provided by financing activities                          5,570,412                 22,306,826       25,676,716
                                                                    ----------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                       9,452                  2,739,709        1,424,034
 CASH AND CASH EQUIVALENTS, beginning of year                               10,993,297                  8,253,588        6,829,554
                                                                    ----------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, end of year                             $       11,002,749         $       10,993,297    $   8,253,588
                                                                    ================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                1996                   1995             1994
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest on deposit accounts                                           $     8,701,566         $    8,677,030   $    6,343,205
   Interest on advances and other borrowed money                                1,678,133              1,418,043          553,577
                                                                        ------------------------------------------------------------

    Total interest paid                                                   $    10,379,699         $   10,095,073   $    6,896,782
                                                                        ============================================================
   Income taxes                                                           $       331,763         $      363,879   $      701,986
                                                                        ============================================================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans originated to facilitate sales of other real estate owned           $       207,500         $            -   $            -
                                                                        ============================================================
Transfers from loans to real estate acquired through foreclosure          $       462,302         $      320,000   $      305,717
                                                                        ============================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in New London, New Hampshire. The Company's subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates ten branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and middle-income individuals.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (LSGI), and Lake Sunapee Financial Services Corp. (LSFSC). LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers federal funds sold and due from banks to be cash equivalents.

     SECURITIES AVAILABLE FOR SALE - Available for sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available for sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $728 and $76,590 have been included in earnings as realized losses for the years ended 1996 and 1995, respectively. There was no related write-down for the year 1994.

     SECURITIES HELD TO MATURITY - Bonds, notes, and debentures which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts recognized in interest income using the interest method over the period to maturity. Declines that are other than temporary in the fair value of individual held to maturity securities below their cost result in write-downs of the individual securities to their fair value. No write-downs have occurred for securities held to maturity.

     OTHER INVESTMENTS - Other investments are investments which do not have readily determinable fair values. These types of investments are reported at cost and are evaluated for other than a temporary decline in value. Other than temporary declines in value result in write-downs of the individual security. No write-downs have occurred for securities which are classified as other investments.

     LOANS HELD FOR SALE - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

     LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. When the interest accrual is discontinued, all unpaid accrued interest is reversed. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is an estimate based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This material estimate and the estimate of real estate acquired in connection with foreclosures are particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties to arrive at its evaluation.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The FAS as amended SFAS No. 118 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The adoption of the new accounting standard did not have a material effect on the Company's financial position or results of operation. Interest income on impaired loans is recognized on an accrual basis when the impaired loan is less than 90 days past due and has not been reclassified to non-accrual status. Interest income on impaired loans over 90 days past due, and on loans placed on non-accrual status, is recognized using a cash basis accounting method. Cash receipts on impaired loans are recorded as both interest income and a reduction in the impaired loan balance consistent with the terms of the underlying contractual agreements.

     The balance of impaired loans is determined by aggregating the fair vaLue or present value of expected cash flows on individual loans identified as impaired. Homogeneous groups of loans such as consumer installment loans and residential mortgage loans are not considered impaired.

     A loan becomes impaired when it appears probable the Company will be unable to collect all amounts due, including principal and interest, under the contractual terms of the loan agreement. A loan is placed on non-accrual status when it appears likely interest income will not be received. Non-accrual loans are reviewed for possible impairment.

     Impaired loans are written-down or charged-off when it has been determined the asset has such little value that it no longer warrants remaining on the books. The decision to charge-off is made on a case-by-case basis.

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company applies SFAS No. 114 on a loan-by-loan basis. The Company does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

     BANK PREMISES AND EQUIPMENT - Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of bank premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

     INVESTMENT IN REAL ESTATE - Investment in real estate is carried at the lower of cost or estimated fair value. The buildings are being depreciated over their useful lives. The properties consist of a condominium that the Company rents to the public and three buildings that the Company rents for commercial purposes. Rental income is recorded in income when received and expenses for maintaining these assets are charged to expense as incurred.

     REAL ESTATE OWNED AND PROPERTY ACQUIRED IN SETTLEMENT OF LOANS - The Bank classifies loans as in-substance, repossessed or foreclosed if the Bank receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at the lower of fair value minus estimated costs to sell or the outstanding balance of the loan. All properties are periodically reviewed and declines in the value of the property are charged against income.

     EARNINGS PER SHARE - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the year plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options (Notes 10 and 14). Common stock equivalents are determined using the treasury stock method. Common stock equivalents are not included in the computation of earnings per share if they have an antidilutive effect. The number of shares used in computing earnings per share was 1,722,983, 1,699,536, and 1,693,259, for the years ended December 31, 1996, 1995 and 1994, respectively.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)


     INCOME TAXES - Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting for deferred loan origination fees, unrealized loss on securities available for sale, provision for loan losses and depreciation.

     APPLE COMPUTER PROGRAM - During 1988, the Company offered depositors an Apple computer as an inducement to open a certificate of deposit. The cost of acquiring these computers has been treated as a prepayment of interest and is being amortized over the period to maturity of the deposit accounts. In the event of early withdrawal, the prorated value of the prepayment will be deducted from unpaid interest and principal at the time of withdrawal. As of December 31, 1996 and 1995, other assets include $67,019 and $115,431, respectively, of unamortized computer costs.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:


     Cash and short-term instruments  -  The carrying amounts of cash and short-
       term instruments approximate their fair value.
     Available for sale and held to maturity securities - Fair values for available for sale securities, are based on quoted market prices. The carrying values of held to maturity and other investments approximate fair values.
     Loans receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
     Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money-market accounts and certificates of deposits (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
     Borrowings - The carrying amounts of federal funds purchased, and other borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.
     Accrued interest  -  The carrying amounts of accrued interest approximate their fair values.
     Off-balance sheet instruments - Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year's presentation.

     DEFERRED LOAN ORIGINATION FEES - Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is being amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

     STOCK BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and introduces a fair value method of accounting for employee stock options, restricted stock grants, stock appreciation rights or similar equity instruments. In accordance with SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value approach set forth in APB

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
            =======================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Opinion No. 25 or (ii) the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB Opinion No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. Management will continue to measure stock-based compensation costs in accordance with APB Opinion No. 25 and has made the pro forma disclosure requirements of SFAS No. 123 for 1996 and 1995.

     LOAN SERVICING - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires that a mortgage banking enterprise recognize as separate assets from its related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculated the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

     The cost of mortgage servicing rights is amortized on a straight-line basis which has substantially the same effect as amortizing the rights in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     CONCENTRATION OF CREDIT RISK - Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of New Hampshire.

                ==============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   SECURITIES:

The amortized cost and approximate market value of securities are summarized as follows:

                                                                                            DECEMBER 31, 1996
                                                              ----------------------------------------------------------------------
                                                                                      GROSS                  GROSS
                                                                                    UNREALIZED             UNREALIZED
                                                                        FAIR         HOLDING                HOLDING        AMORTIZED
                                                                       VALUE           GAIN                   LOSS            COST
                                                              ----------------------------------------------------------------------
Held to maturity:
    Bonds and notes -
      Municipal bonds                                              $    340,276   $          -             $        -    $   340,276
                                                              ----------------------------------------------------------------------
Total held to maturity                                                  340,276              -                      -        340,276
                                                              ----------------------------------------------------------------------

Available for sale:
    Bonds and notes -
      U. S. Treasury Notes                                           12,884,840         31,066                 94,145     12,947,919
      U. S. Government, including agencies                            3,269,758         17,393                 18,099      3,270,464
      Other bonds and debentures                                      7,641,502         17,692                 97,336      7,721,146
                                                              ----------------------------------------------------------------------
                                                                     23,796,100         66,151                209,580     23,939,529
    Equity securities                                                 1,154,625         45,575                 94,325      1,203,375
                                                              ----------------------------------------------------------------------
Total available for sale                                             24,950,725        111,726                303,905     25,142,904
                                                              ----------------------------------------------------------------------
Other investments:
     Federal Home Loan Bank stock                                     1,861,000              -                      -      1,861,000
     Other securities                                                   446,557              -                      -        446,557
                                                              ----------------------------------------------------------------------
Total other investments                                               2,307,557                                            2,307,557
                                                              ----------------------------------------------------------------------
Total securities                                                   $ 27,598,558   $    111,726             $  303,905     27,790,737
                                                              ======================================================================

                                                                                           DECEMBER 31, 1995
                                                              ----------------------------------------------------------------------
                                                                                      GROSS                  GROSS
                                                                                    UNREALIZED             UNREALIZED
                                                                        FAIR         HOLDING                HOLDING       AMORTIZED
                                                                       VALUE           GAIN                   LOSS           COST
                                                              ----------------------------------------------------------------------
Held to maturity:
    Bonds and notes -
      Municipal bonds                                              $    393,054   $          -             $        -   $    393,054
                                                              ----------------------------------------------------------------------
Total held to maturity                                                  393,054              -                      -        393,054
                                                              ----------------------------------------------------------------------
Available for sale:
    Bonds and notes -
      U. S. Treasury Notes                                           12,139,529        147,900                  3,166     11,994,795
      U. S. Government, including agencies                            2,724,130         33,249                     40      2,690,921
      Other bonds and debentures                                      9,352,476        104,119                 38,416      9,286,773
                                                              ----------------------------------------------------------------------
                                                                     24,216,135        285,268                 41,622     23,972,489
    Equity securities                                                 1,502,125         11,750                106,800      1,597,175
                                                              ----------------------------------------------------------------------
Total available for sale                                             25,718,260        297,018                148,422     25,569,664
                                                              ----------------------------------------------------------------------
Other investments:
     Federal Home Loan Bank stock                                     1,861,000              -                      -      1,861,000
     Other securities                                                   442,285              -                      -        442,285
                                                              ----------------------------------------------------------------------
Total other investments                                               2,303,285              -                      -      2,303,285
                                                              ----------------------------------------------------------------------
Total securities                                                   $ 28,414,599   $    297,018             $  148,422   $ 28,266,003
                                                              ======================================================================

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Gross gains of $810, $3,425, and $3,536, and gross losses of $807, $7,382, and $1,776, were realized during 1996, 1995, and 1994, respectively, on sales of available-for-sale debt securities. Gross losses of $25,833 were realized during 1996 on sales of available-for-sale equity securities.

Maturities of debt securities are as follows as of December 31, 1996:

                                                                                                      WEIGHTED
                                                                 AMORTIZED         FAIR                AVERAGE
AVAILABLE FOR SALE: bonds and notes -                               COST          VALUE                 YIELD
                                                            ------------------------------------------------------
      U. S. Treasury Notes                                  $     2,024,190    $   2,024,374              5.78%
      U. S. Government, including agencies                        1,739,566        1,741,076              7.83%
      Other bonds and debentures                                  2,601,685        2,569,554              6.62%
                                                            ---------------------------------
Total due in one year or less                                     6,365,441        6,335,004              6.68%
                                                            ---------------------------------

      U. S. Treasury Notes                                       10,923,729       10,860,467              5.80%
      U. S. Government, including agencies                          502,683          497,343              6.51%
      Other bonds and debentures                                  4,845,590        4,799,216              6.29%
                                                            ---------------------------------
Total due after one year through five years                      16,272,002       16,157,026              5.97%
                                                            ---------------------------------

      U. S. Government, including agencies                        1,000,000        1,003,124              6.50%
      Other bonds and debentures                                    202,702          201,562              5.33%
                                                            ---------------------------------
Total due after five years through ten years                      1,202,702        1,204,686              6.30%
                                                            ---------------------------------

      Other bonds and debentures                                     99,384           99,384              6.04%
                                                            ---------------------------------
Total due after ten years                                            99,384           99,384              6.04%
                                                            ---------------------------------
                                                               $ 23,939,529    $  23,796,100              6.17%
                                                            =================================

A security which has a call date earlier than the maturity date is considered to mature at the call date.

     HELD TO MATURITY: Included in the caption bonds and notes are two municipal bonds classified as held to maturity. The securities are New Hampshire Higher Educational and Health Facilities bonds purchased by the Bank with coupon rates and maturity dates of 7.35%, 12/16/2003 at an amount of $240,276 and 6.48%, 6/1/2000 at an amount of $100,000. There is no established trading market for these securities and accordingly, the carrying amount of these securities has also been reflected as their fair value. The Bank anticipates no losses on these securities and expects to hold them until their maturity.

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 1996.

     A total par value of $1,000,000 was pledged to secure the treasury, tax, and loan account as of December 31, 1996.

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.        LOANS RECEIVABLE:

Loans receivable consisted of the following as of December 31:

                                                             1996            1995            1994            1993            1992
                                                 -----------------------------------------------------------------------------------
Real estate loans -
     Conventional                                $    183,550,150  $  175,130,966  $  161,091,563  $  139,580,597  $  135,252,277
     Construction                                       2,702,613       2,456,763       7,793,601       4,301,243       3,478,459
                                                 -----------------------------------------------------------------------------------
                                                      186,252,763     177,587,729     168,885,164     143,881,840     138,730,736
     Less - Unadvanced portion                          1,270,412       1,434,258       2,841,500       1,222,932         955,860
                                                 -----------------------------------------------------------------------------------
                                                      184,982,351     176,153,471     166,043,664     142,658,908     137,774,876
Collateral loans                                       20,574,710      19,524,706      18,776,523      19,584,411      19,768,631
Consumer loans                                          4,860,325       5,025,818       5,264,449       5,158,271       5,796,200
Commercial and municipal loans                          8,352,789       9,301,028       8,066,390       8,049,016       7,132,313
Other loans                                               436,754         671,302         625,006         977,633         673,793
                                                 -----------------------------------------------------------------------------------
     Total loans                                      219,206,929     210,676,325     198,776,032     176,428,239     171,145,813
Less    - Allowance for loan losses                     2,158,026       1,828,060       2,752,885       2,374,001       2,094,931
        - Deferred loan origination fees                  300,492         382,042         520,438         719,200         694,983
        - Nonaccrual loans                                848,942         297,172       1,692,608         501,408       1,388,864
                                                 -----------------------------------------------------------------------------------
Net loans                                        $    215,899,469  $  208,169,051  $  193,810,101  $  172,833,630  $  166,967,035
                                                 ===================================================================================

     When, in the opinion of management, a loan becomes delinquent and/or uncollectible, it is reclassified as a non-earning loan on which interest is not accrued. These loans are categorized as possible foreclosures. In addition to non-earning assets, $787,930 and $1,144,293 of delinquent loans were classified as non-accrual loans as of December 31, 1996 and 1995, respectively.

     The following is a summary of activity in the allowance for loan loss account for the years ended December 31:

                                                             1996            1995            1994            1993            1992
                                                 -----------------------------------------------------------------------------------
BALANCE, beginning of year                       $      1,828,060  $    2,752,885  $    2,374,001  $    2,094,931  $    2,289,523
                                                 -----------------------------------------------------------------------------------
Loans charged-off:
Real estate loans -
     Conventional                                         628,107         141,541         252,258         723,131         475,096
     Construction                                         614,355       1,014,670           2,871         333,581       1,666,932
Collateral and consumer loans                              36,721          25,568             612           5,289           5,869
Commercial and municipal loans                            101,431         913,441         140,375          57,719         291,695
                                                 ----------------------------------------------------------------------------------
     Total charged-off loans                            1,380,614       2,095,220         396,116       1,119,720       2,439,592
                                                 ----------------------------------------------------------------------------------
Recoveries on loans:
Real estate loans -
     Conventional                                           9,063           3,300          11,666          24,532          63,045
Collateral and consumer loans                              22,105           2,099           1,779           1,584             969
Commercial and municipal loans                              8,671           1,286               -               -          15,551
                                                 ---------------------------------------------------------------------------------
     Total recoveries                                      49,839           6,685          13,445          26,116          79,565
                                                 ---------------------------------------------------------------------------------
     Net charged-off loans:                             1,330,775       2,088,535         382,671       1,093,604       2,360,027
                                                 ---------------------------------------------------------------------------------
Provision for loan losses charged
   to income:                                           1,660,741       1,163,710         761,555       1,372,674       2,165,435
                                                 -----------------------------------------------------------------------------------
BALANCE, end of year                                 $  2,158,026  $    1,828,060  $    2,752,885  $    2,374,001  $    2,094,931
                                                 ==================================================================================
Ratios of net charged-off loans during
  the period to average loans
  outstanding during the period                              .63%           1.02%            .20%            .64%           1.41%
                                                 ==================================================================================

                 =============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   LOANS RECEIVABLE: (continued)


     The Company had no extensions of credit to related parties in excess of 5% of shareholders' equity at any time during the year ended December 31, 1996 and 1995. Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during 1996. Total loans to such persons and their companies amounted to $1,066,552 as of December 31, 1996. During 1996 advances of $319,847 were made and repayments totaled $255,150.

     As of December 31, 1996, all loans restructured in a troubled debt restructuring were considered to be "Impaired loans" and are included in the amount shown as the recorded investment in impaired loans. The Company had no loans restructured in a troubled debt restructuring that are not impaired based on the terms specified by the restructuring agreement.

     During 1996 and 1995, LSB sold properties out of real estate owned. According to FAS No. 66, "Accounting for Sales of Real Estate," a minimum down payment must be made by the buyer in order for a sale and a new loan to be recorded. Until the down payment requirement is met, the loan remains classified as real estate owned and interest income is not recorded. The effect of FAS No. 66 would be to reclassify $362,436 and $370,672 from loans to real estate owned and reduce interest income by $22,602 and $23,063 for the years ended December 31, 1996 and 1995, respectively.

IMPAIRED LOANS AS OF DECEMBER 31,                                                             1996            1995
------------------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                         $     837,357   $     934,829
Recorded investment in impaired loans at December 31                                  $   1,188,183   $   1,452,049
Portion of valuation allowance allocated to impaired loans                            $     139,509   $     654,663
Net balance of impaired loans                                                         $   1,048,674   $     797,386
Interest income recognized on impaired loans                                          $      40,006   $     102,449
Interest income on impaired loans on cash basis                                       $      37,592   $      97,401
Recorded investment in impaired loans with related allowance for credit losses        $     814,182   $   1,452,049
Recorded investment in impaired loans with no related allowance for credit losses     $     374,001   $           0

     In addition to total loans previously shown, the Company services loans for other financial institutions. Participation loans are loans originated by the Company for a group of banks. Sold loans are loans originated by the Company and sold to the secondary market. The Company services these loans and remits the payments received to the buyer. The Company specifically originates long-term, fixed-rate loans to sell. The amount of loans sold and participated out which are serviced by the Company are as follows as of December 31:

                                  1996           1995
                            -----------------------------
     Sold loans              $ 52,165,252   $ 43,433,158
                            =============================
     Participation loans     $  2,664,278   $  2,763,715
                            =============================

     Mortgage servicing rights of $118,086 were capitalized in 1996. Amortization of mortgage servicing rights was $15,056 in 1996. No valuation allowance for capitalized servicing rights was required in 1996.

     The Company has issued letters of credit and has approved lines of credit loans to specific individuals and companies. The unused portions as of December 31, are as follows:

                                  1996           1995
                            ----------------------------
     Letters of credit       $    468,750   $    448,150
                            ============================
     Lines of credit         $ 10,420,574   $ 11,139,725
                            ============================

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:


                                                 1996         1995
                                        -------------------------------
     Land                                $     823,218  $    679,980
     Buildings and premises                  4,891,724     4,982,713
     Furniture, fixtures and equipment       3,610,607     3,464,598
                                        -------------------------------
                                             9,325,549     9,127,291
     Less - Accumulated depreciation         4,221,183     3,810,454
                                        -------------------------------
                                         $   5,104,366  $  5,316,837
                                        ===============================


NOTE 5.   REAL ESTATE OWNED AND PROPERTY ACQUIRED:

     As of December 31, 1996 and 1995, the Company owned property acquired by foreclosure and chattel property. The balances consisted of the following:


                                                 1996         1995
                                        -------------------------------
     Residential real estate             $      75,000  $     34,970
     Commercial real estate                    632,026       949,215
     Chattel property                           16,452             -
                                        -------------------------------
                                             $ 723,478  $    984,185
                                        ===============================


     As of December 31, 1996 and 1995, real estate owned includes $539,026 and $831,215, respectively, for two real estate development projects. The properties have been developed and are ready for individual lots to be sold. One lot was sold during 1996.

     It is the policy of the Company, upon the acquisition of real estate by foreclosure, to evaluate the condition of the property, make any appropriate or necessary structural and/or cosmetic improvements and place the property as an open listing with all area real estate agents. Company employees are also encouraged to participate in the selling of these properties.

     For 1996, 1995 and 1994, $179,443, $112,544 and $17,629, respectively, of net operating cost of other real estate is included in net income.

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.        DEPOSITS:

      Deposits consisted of the following as of December 31:

                                                                          1996                          1995
                                                              -----------------------------------------------------------
Checking accounts (non-interest-bearing)                      $     10,587,756        4.9%  $     10,934,512       5.5%
NOW accounts                                                        26,030,170       12.2%        26,014,007      13.0%
Ever-Ready Money Market                                             11,207,455        5.2%        13,971,617       7.0%
Regular savings accounts                                             9,167,458        4.3%        11,363,366       5.7%
Treasury savings accounts                                           50,154,503       23.5%        44,388,408      22.2%
Club deposits                                                           71,088         .0%            87,779        .0%
                                                              -----------------------------------------------------------
                                                                   107,218,430       50.1%       106,759,689      53.4%
                                                              -----------------------------------------------------------

Time deposits -
 2.00% - 2.99%                                                         448,874         .2%           251,318        .1%
 3.00% - 3.99%                                                               -           -                 -          -
 4.00% - 4.99%                                                       2,738,534        1.3%         6,140,501       3.1%
 5.00% - 5.99%                                                      77,115,922       36.0%        41,959,447      21.0%
 6.00% - 6.99%                                                      11,667,942        5.5%        31,152,885      15.6%
 7.00% - 7.99%                                                      12,503,732        5.8%        10,889,340       5.4%
 8.00% - 8.99%                                                       2,265,461        1.1%         2,817,741       1.4%
                                                              -----------------------------------------------------------
                                                                   106,740,465       49.9%        93,211,232      46.6%
                                                              ===========================================================
                                                              $    213,958,895      100.0%  $    199,970,921     100.0%
                                                              ===========================================================

     The following is a summary of maturities of time deposits as of December 31, 1996:

 1997                                                                                       $     71,668,007
 1998                                                                                             21,762,683
 1999                                                                                             10,970,261
 2000                                                                                              2,100,953
 2001                                                                                                236,179
 Thereafter                                                                                            2,382
                                                                                            -----------------------
                                                                                            $    106,740,465
                                                                                            =======================

     As of December 31, 1996, time deposits include $12,884,426 of certificates of deposit with a minimum balance of $100,000. Maturities of these certificates are as follows:

Less than 3 months                                                                          $      3,730,043
Over 3 months and less than 6 months                                                               4,150,174
Over 6 months and less than 12 months                                                              2,872,478
Over 12 months                                                                                     2,131,731
                                                                                            -----------------------
                                                                                                $ 12,884,426
                                                                                            =======================

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

     The purchasers of the agreements have agreed to resell to the Company substantially identical securities at the maturities of the agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                1996            1995
                                                                         ----------------------------------
Average balance during the year                                           $     5,060,481    $   4,272,752
Average interest rate during the year                                                  4%               4%
Maximum month-end balance during the year                                       8,662,736        9,552,825
Securities underlying the agreements at year-end:
    Carrying amount                                                            12,947,919       11,994,795
    Estimated fair value                                                       12,884,841       12,139,529

     As of December 31, 1996, sixteen repurchase agreements were outstanding. The maturity dates of the repurchase agreements are from January 27, 1997 to October 25, 1997 on the anniversary date of the repurchase agreement. Securities are under control of the Bank.


NOTE 8.   ADVANCES FROM FEDERAL HOME LOAN BANK:


     Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 7.32%, maturing as follows at December 31, 1996.

1997 (4.87% - 7.32%)                                                      $     7,927,707
1998 (4.87% - 5.82%)                                                            7,166,033
1999 (5.78%)                                                                       56,085
2000 and thereafter (5.41% - 5.82%)                                             5,024,200
                                                                          ----------------
                                                                          $    20,174,025
                                                                          ================

     These advances are secured by Federal Home Loan Bank stock (Note 2) and unspecified first mortgage loans. The Company is able to borrow up to an additional $50,000,000 of Federal Home Loan Bank advances.

     In addition to the above advances, the Company has credit available up to $5,167,000 under a revolving loan agreement with the Federal Home Loan Bank. No amounts were borrowed against the line of credit as of December 31, 1996 and 1995. Interest is payable monthly as funds are borrowed.

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   INCOME TAXES:

     The Company, the Bank and its wholly-owned subsidiaries file a consolidated federal income tax return. Applicable income taxes amounted to $286,163 in 1996 $604,000 in 1995 and $723,000 in 1994. These amounts differ from the amounts computed by applying the statutory tax rates to income before provision for income taxes.

      The reasons for these differences are as follows:

                                                                                 1996              1995                1994
                                                                   --------------------------------------------------------------
Tax on income at statutory tax rates                                $         304,907   $       628,600      $      783,785
Tax effect of dividends received deduction                                    (27,023)          (35,714)            (39,270)
Tax effect of tax exempt interest, net                                        (14,630)          (19,289)            (22,246)
Tax effect of unallowable amortization                                              -                 -               3,292
Other, net                                                                     22,909            30,403              (2,561)
                                                                   --------------------------------------------------------------
     Tax at effective rate                                          $         286,163   $       604,000      $      723,000
                                                                   ==============================================================

       Income tax expense is made up of the following components:

                                                                                 1996              1995                1994
                                                                   --------------------------------------------------------------
Current tax expense                                                 $         406,644   $       279,091      $      648,000
Deferred tax  expense (benefit)                                              (120,481)          324,909              75,000
                                                                   --------------------------------------------------------------
                                                                    $         286,163   $       604,000      $      723,000
                                                                   ==============================================================

     Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences were as follows:

                                                                                                   1996                1995
                                                                                       ------------------------------------------
Difference between book and tax depreciation                                            $         8,587      $       11,533
Deferred loan origination fees included in taxable income                                        31,495              47,055
Bad debts deducted for taxable income not for book income                                      (232,334)            174,852
Unrealized gain (loss) on securities available for sale                                        (116,000)            426,400
Other, net                                                                                       71,771              91,469
                                                                                       ------------------------------------------
                                                                                        $      (236,481)     $      751,309
                                                                                       ==========================================


     The components of the net deferred tax asset or liability on the consolidated statements of financial condition are as follows as of December 31:

                                                                                                    1996                1995
                                                                                       ------------------------------------------
Deferred tax liability                                                                  $    478,541         $      728,422
Deferred tax asset                                                                          (118,022)              (131,422)
                                                                                       ------------------------------------------
                                                                                        $    360,519         $      597,000
                                                                                       ==========================================

     Deferred tax assets as of December 31, 1996 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

     As of December 31, 1996, the Company had no operating loss and tax credit carryovers for tax purposes.

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  STOCK COMPENSATION PLANS:

     As of December 31, 1996, the Company had three fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1996          1995
                                               -----------------------
Net income            As reported            $  610,711  $  1,244,823
                      Pro forma              $  500,828  $  1,216,275

Earnings per share    As reported            $      .35  $        .73
                      Pro forma              $      .29  $        .72

     Under the 1986 plan, the Company may grant options to its employees for up to 57,880 additional shares of common stock. Under the 1987 plan, the Company may grant options to its employees for up to 27,666 additional shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are exercisable immediately.

     On April 10, 1996, the shareholders approved the adoption of the "1996 Stock Option Plan." Under this plan, an amount equal to 10% of the issued and outstanding common stock of the Company has been reserved for future issuance. On December 2, 1996 48,000 options were granted from the 1996 stock option plan at an exercise price of $12.50 per share, the fair market value on that date.

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   1996            1995
                                        -------------------------------
Weighted risk-free interest rate                 6.37%           6.67%
Weighted expected life                      9.25 years      9.25 years
Weighted expected volatility                    17.33%          17.33%
Weighted expected dividend yield         5.0% per year   5.0% per year

     No modifications have been made to the terms of the option agreements.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                                                    1996                          1995
                                                   ---------------------------------------------------------------------------------
                                                                             Weighted Average                      Weighted Average
Fixed Options                                                 Shares           Exercise Price         Shares         Exercise Price
-------------                                                 ------           --------------         ------         --------------
Outstanding at beginning of year                              62,590             $       8.22         66,075           $       6.78
Granted                                                       97,900                    11.29         30,000                   9.00
Exercised                                                    (18,730)                    8.24        (33,485)                  6.08
Forfeited
                                                  -------------------                          --------------
Outstanding at end of year                                   141,760             $      10.34         62,590           $       8.22
                                                  ===================                          ==============

Options exercisable at year-end                              141,760                                  62,590
Weighted-average fair value of                            $     1.84                                $   1.56
   options granted during the year

                  ==========================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK COMPENSATION PLANS: (continued):

     The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                      Options Outstanding and Exercisable
         ------------------------------------------------------------
                                        Number
                                     Outstanding        Remaining
             Exercise Prices       as of 12/31/96    Contractual Life
             ---------------       --------------    ----------------
            $     7.500               21,190            1.2 year
                  9.000               25,170            8.0 years
                 10.125               47,400            9.0 years
                 12.500               48,000            9.9 years
                                ----------------
            $    10.340              141,760            8.0 years
            =========================================================

NOTE 11.  EMPLOYEE BENEFIT PLANS:

     DEFINED BENEFIT PENSION PLAN - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

     Net pension cost for the Company's defined benefit pension plan consisted of the following components as of December 31:

                                                            1996              1995               1994
                                                     ----------------------------------------------------
    Service cost                                     $     84,057      $     88,168      $      77,370
    Interest cost on projected benefit obligation         109,326           104,325            100,515
    Actual return on plan assets                         (143,470)         (143,671)            55,611
    Net amortization and deferral                          72,337            85,790           (125,230)
                                                     ----------------------------------------------------
                                                     $    122,250      $    134,612      $     108,266
                                                     ====================================================

     The following table sets forth the plan's funded status and amounts recognized in the accompanying consolidated statements of financial position as of December 31:

                                                                                                1996                  1995
                                                                                      ---------------------------------------
Actuarial present value of benefit obligations:
         Vested benefit obligation                                                    $     1,297,443         $    1,250,767
                                                                                      =======================================
         Accumulated benefit obligation                                               $     1,350,262         $    1,273,735
                                                                                      =======================================
         Projected benefit obligation                                                 $     1,516,431         $    1,477,750
         Plan assets at fair value, primarily invested in debt and equity securities        1,636,405              1,395,207
                                                                                      ---------------------------------------
         Projected benefit obligation (in excess of) less than plan assets                    119,974                (82,543)
         Unrecognized net loss                                                                286,143                374,051
         Unrecognized prior service cost                                                      (32,658)               (35,351)
                                                                                      ---------------------------------------
         Prepaid expense, included in other assets                                    $       373,459        $       256,157
                                                                                      =======================================

                  ==========================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  EMPLOYEE BENEFIT PLANS: (continued)

     Assumptions used by the Company in the determination of pension plan information consisted of the following as of December 31:

                                                                1996      1995
                                                         ----------------------

    Discount rate                                              7.00%     7.00%
    Rate of increase in compensation levels                    3.00%     3.00%
    Expected long-term rate of return on plan assets           7.00%     7.00%

     PROFIT SHARING - STOCK OWNERSHIP PLAN - Lake Sunapee Bank, fsb, adopted a Profit Sharing - Stock Ownership Plan which became effective January 1, 1987. The purpose of the Plan is to reward eligible employees for long and loyal service by providing them with retirement benefits. The Plan is a qualified defined contribution plan designed to meet the requirements of ERISA and to conform to Section 401(k) of the Internal Revenue Code. All employees of Lake Sunapee Bank, fsb, and its subsidiaries who have attained age 21 and have completed one year of service are eligible to participate in the Plan. Participation is not required. Eligible employees electing to participate may contribute between 2% and 15% of their salary to the Plan up to $9,500 for 1996. Participants will not be subject to federal income taxation on such contributions which constitute salary reductions at the time such contributions are made. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

     Discretionary and matching contributions to the Plan will be invested primarily in company stock. Benefits under the Profit Sharing - Stock Ownership Plan will be payable upon retirement, death or other separation from service.

     The assets of the Profit Sharing - Stock Ownership Plan are held pursuant to an Investment Management Agreement with Charter Trust Company as Agent. The assets are invested as directed by participating employees and the Bank.

     For 1996, 1995 and 1994, participating employees' contributions totaled $118,346, $96,452, and $88,682 respectively. The Bank made a matching contribution of $10,000 for 1996 and $9,500 for 1995. No matching contribution was made for 1994. A participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.


NOTE 12.  COMMITMENTS AND CONTINGENCIES:


     In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions. As of December 31, 1996, the Company had entered into commitments to fund loans totaling $4,195,156. The majority of these loans will have adjustable rates.

     The following is a schedule, by interest rate, of loan commitments outstanding as of December 31:

                                               1996               1995
                                     ----------------------------------

 6.00%  -  6.99%                      $   2,439,825      $     594,250
 7.00%  -  7.99%                          1,500,194          3,070,875
 8.00%  -  8.99%                            210,137            445,118
 9.00%  -  9.99%                             20,000            264,750
 10.00% - 10.99%                             25,000             35,000
                                     ----------------------------------
                                      $   4,195,156      $   4,409,993
                                     ==================================

                 ============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  SHAREHOLDERS' EQUITY:

     LIQUIDATION ACCOUNT - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 1996.

     DIVIDENDS - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

     TREASURY STOCK - On July 15, 1993, the Company announced a buy back program whereby the Company intends to repurchase, on the open market, 10% of its currently outstanding common stock. As of December 31, 1996, 117,782 shares remained to be purchased from the 1993 buy back program.

     Treasury stock is recorded at cost, as purchased. Treasury stock sold is accounted for on a first-in, first-out basis.

     SPECIAL BAD DEBTS DEDUCTION - In prior years, Lake Sunapee Savings Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 1996 includes approximately $1,896,000 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

     The following is a reconciliation of shareholders' equity and net income as reported in the accompanying consolidated financial statements and as reflected in reports filed with the Office of Thrift Supervision (OTS):

                                            SHAREHOLDERS' EQUITY                      NET INCOME
                                            1996            1995           1996          1995           1994
                                      --------------------------------------------------------------------------
Balance reported to OTS               $ 17,856,000   $ 18,456,000    $ 625,000    $ 1,258,000    $ 1,605,000

Parent company -
     Loss before equity in earnings
         of subsidiary                     (13,874)       (12,830)     (13,874)       (12,830)       (20,960)

     Dividends from LSB to NHTB          1,000,000      1,000,000            -              -              -
     Stock options exercised               725,120        570,825            -              -              -
     Cash dividends paid to                                                  -              -              -
         shareholders of NHTB             (847,066)      (839,413)
     Retained earnings                   3,347,321      3,199,564            -              -              -
     Treasury stock purchased           (2,873,530)    (2,830,048)           -              -              -
     Other, net                               (281)           (93)        (415)          (347)        (1,790)
                                     ---------------------------------------------------------------------------
Balance per consolidated
      financial statements            $ 19,193,690   $ 19,544,005    $ 610,711    $ 1,244,823    $ 1,582,250
                                     ===========================================================================

                 =============================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  REGULATORY MATTERS:

     The Company and the Bank are subject to various capital requirements administered by their primary federal regulators, the Office of Thrift Supervision (OTS) . Failure to meet minimum regulatory requirements can initiate mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).

     Management believes, as of December 31, 1996, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The table below presents the Bank's regulatory capital as compared to OTS and FDIC requirements as of December 31, 1996. There was no deduction from capital for interest-rate risk.

                                   Bank                 OTS                FDIC
                           -------------------  ------------------  ------------------
                             Amount   Percent    Amount   Percent    Amount   Percent
                             ------   -------    ------   -------    ------   -------
Tangible capital             $17,862     6.76%   $ 3,966     1.50%     N/A       N/A
Core leverage capital        $17,862     6.76%   $ 7,932     3.00%   $13,220     5.00%
Tier I risk-based capital    $17,862    11.81%      N/A       N/A    $ 9,072     6.00%
Total risk-based capital     $18,146    12.00%   $12,097     8.00%   $15,121    10.00%

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments , all of which are held or issued for purposes other than trading, were as follows as of December 31:

                                                        1996                                 1995
                                           -----------------------------        -----------------------------
                                                 CARRYING       FAIR               CARRYING          FAIR
                                                  AMOUNT        VALUE               AMOUNT           VALUE
                                           -----------------------------        -----------------------------
Financial assets:
     Cash and cash equivalents               $   11,002,749   11,002,749       $   10,993,297  $   10,993,297
     Securities available for sale               24,950,725   24,950,725           25,569,664      25,718,260
     Securities held to maturity                    340,276      340,276              393,054         393,054
     Other investments                            2,307,557    2,307,557            2,303,285       2,303,285
     Loans                                      216,002,761  216,136,350          209,032,402     209,043,415
     Loans held for sale                            745,650      745,650            3,095,971       3,095,971
     Accrued interest receivable                  1,354,042    1,354,032            1,433,882       1,433,882

Financial liabilities:
     Regular savings, NOW, demand and
       money market deposits                    107,218,430  107,218,430          106,759,689     106,759,689
     Time deposits                              106,740,465  107,416,000           93,211,231      93,677,261
     Repurchase agreements                        8,662,736    8,662,736            9,552,825       9,552,825
     Advances from Federal Home Loan Bank        20,174,025   20,162,000           26,936,168      27,016,696

                  ==========================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued):

     The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions.

     The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". Accounting policies related to financial instruments are described in Note 1.


NOTE 16.  HOLDING COMPANY OPERATIONS:

     The following are condensed statements of financial condition, income, retained earnings and cash flows for NHTB for the years ended December 31:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                       1996           1995
                                             ------------------------------
ASSETS
     Investment in subsidiary                   $ 17,855,719   $ 18,455,908
     Advances to affiliates (LSB)                  1,337,971      1,088,097
                                             ------------------------------
       Total assets                             $ 19,193,690   $ 19,544,005
                                             ==============================


                                             ------------------------------
SHAREHOLDERS' EQUITY                            $ 19,193,690   $ 19,544,005
                                             ==============================


                        CONDENSED STATEMENTS OF INCOME

                                                     1996          1995           1994
                                              ------------------------------------------
Operating expenses                               $  13,874    $    12,830    $    20,960
                                              ------------------------------------------
Loss before equity in earnings of subsidiary       (13,874)       (12,830)       (20,960)
Equity in earnings of subsidiary                   624,585      1,257,653      1,603,210
                                              ------------------------------------------

Net income                                       $ 610,711    $ 1,244,823    $ 1,582,250
                                              ==========================================

                  ==========================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  HOLDING COMPANY OPERATIONS: (continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       1996                   1995            1994
                                                                           -------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                $    610,711        $     1,244,823    $  1,582,250
     Adjustments to reconcile net income to net
      cash
      used in operating activities -
     Equity in earnings of subsidiary (LSB)                                        (624,585)            (1,257,653)     (1,603,210)
     Amortization                                                                         -                      -          13,752
                                                                           -------------------------------------------------------
         Net cash used in operating activities                                      (13,874)               (12,830)         (7,208)
                                                                           -------------------------------------------------------

Cash flows from investing activities:
     Dividends received from subsidiary (LSB)                                     1,000,000              1,000,000         500,000
     Advances from subsidiary, net                                                 (249,873)              (207,217)        399,029
                                                                           -------------------------------------------------------
         Net cash provided by investing activities                                  750,127                792,783         899,029
                                                                           -------------------------------------------------------

Cash flows from financing activities:
     Proceeds from stock options exercised                                          154,295                203,475         132,420
     Dividends paid                                                                (847,066)              (839,413)       (830,303)
     Acquisition of treasury stock                                                  (43,482)              (144,015)       (193,938)
                                                                           -------------------------------------------------------
         Net cash used in financing activities                                     (736,253)              (779,953)       (891,821)
                                                                           -------------------------------------------------------
Net increase in cash                                                                      -                      -               -

Cash, beginning of year                                                                   -                      -               -
                                                                           -------------------------------------------------------

Cash, end of year                                                              $          -        $             -    $          -
                                                                           -------------------------------------------------------


     The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994, and therefore are not reprinted here.

NOTE 17.  MERGER WITH LANDMARK BANK:

     On July 26, 1996, the Company entered into an agreement and plan of reorganization (the "Merger Agreement") with Landmark Bank. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding shares of Landmark Bank for total consideration of approximately $6 million. The Merger Agreement was subject to the approval of the shareholders of the Company, shareholders of Landmark Bank, and various regulatory agencies. On January 22, 1997, the Company completed the acquisition of Landmark Bank.

     Under the terms of the merger agreement, holders of Landmark Bank's stock may elect to receive $12.00 in cash per share, or exchange their stock for stock in the Company at a ratio of 1.1707 shares of the common stock of the Company per Landmark share, subject to 60% of Landmark's stock being converted to stock and 40% to cash. Allocation of the merger consideration is expected to take place in February, 1997.

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                          SEC Commission Number 17859
                          For the fiscal year ended:
                               DECEMBER 31, 1996


                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


     DELAWARE                                02-0430695
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                                  THE CARRIAGE HOUSE
                            NEW LONDON, NEW HAMPSHIRE  03257
                                      (ADDRESS)

      Registrant's telephone number, including area code:  (603) 526-2116

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE
                               Title of Class



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  X   No _____
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                 ----

The aggregate market value of the voting stock held by non-affiliates of the registrant is between $19,666,303 and $19,082,156 based on a $12.625 average bid and a $12.25 average asked price, respectively, as of December 31, 1996.

Number of shares of Common Stock Outstanding as of January 21, 1997:  1,704,982

                   ========================================
                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.



                                     INDEX

PART I
Item 1.    Business.............................................................................  44
Item 2.    Properties...........................................................................  50
Item 3.    Legal Proceedings....................................................................  50
Item 4.    Submission of Matters to a Vote of Security Holders..................................  50

PART II
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.............  51
Item 6.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations........................................................................  51
Item 7.    Financial Statements and Supplementary Information
           Report of Independent Auditors.......................................................  51
           Consolidated Statements of Financial Condition.......................................  51
           Consolidated Statements of Income....................................................  51
           Consolidated Statements of Changes in Shareholders' Equity...........................  51
           Consolidated Statements of Cash Flows................................................  51
           Notes to Consolidated Financial Statements...........................................  51
Item 8.    Disagreements on Accounting and Financial Disclosure.................................  51

PART III
Item  9.   Directors and Executive Officers of the Registrant...................................  52
Item 10.   Executive Compensation...............................................................  52
Item 11.   Security Ownership of Certain Beneficial Owners and Management.......................  52
Item 12.   Certain Relationships and Related Transactions.......................................  52
Item 13.   Exhibits and Reports on Form 8-K
           Exhibits.............................................................................  52
           Reports on Form 8-K..................................................................  53

           Signatures...........................................................................  54

PART I.

ITEM 1. BUSINESS

                                    GENERAL

ORGANIZATION

          New Hampshire Thrift Bancshares, Inc. (NHTB), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (LSB), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank.
The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank and its deposits became insured by the Federal Savings and Loan Insurance Corporation (FSLIC). In 1981, the Bank changed its name to "Lake Sunapee Savings Bank, fsb" and in 1994, refined its name to "Lake Sunapee Bank, fsb."
In 1989, as a result of the Financial Institution Reform, Recovery, and Enforcement Act (FIRREA), the Bank's deposits were insured by the Savings Association Insurance Fund (SAIF).

          Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $264 million as of December 31, 1996.

          On January 22, 1997 the Company acquired all of the outstanding common stock of Landmark Bank. The cost of the acquisition was approximately $6.7 million and will be accounted for as a purchase. Landmark Bank has total assets of approximately $53 million.

          Through its subsidiary, Lake Sunapee Financial Services Corporation (LSFSC), the Bank offers brokerage services to its customers.

          The Bank offers trust and investment management services to its customers through its affiliate, Charter Trust Company, of which the Bank is a one-sixth owner. Charter Trust Company was formed in 1984 and services thirteen community banks. As of December 31, 1996, Charter Trust Company had approximately $700 million under investment and custodial management. The Bank accounts for its investment in Charter Trust Company at cost which is approximately $400,000.

MARKET AREA

          The Bank's market area consists of west-central New Hampshire in the counties of Merrimack, Sullivan, Hillsboro, and Grafton. This area is best known for its recreational facilities and its resort/retirement environment. Within the market area are two major ski areas, several lakes, retirement communities, a four-season recreational development center designed to support 3,500 families, Colby Sawyer, New England, and Dartmouth Colleges and several industrial manufacturing employers.

          In addition to the year-round regional population, the Upper Valley-Kearsarge-Lake Sunapee area has a sizable number of seasonal residents. In 1990, a total of over 3,600 seasonal dwellings were listed by the Census Bureau. Based on an occupancy rate of five persons per seasonal unit, the regional seasonal population can be estimated to be over 18,000 persons.

                              LENDING ACTIVITIES

          The Bank's loan portfolio totaled $219,206,929, including $745,650 of loans held for sale at December 31, 1996, representing approximately 83% of total assets. As of December 31, 1996, approximately 83% of the mortgage loan portfolio had adjustable rates. As of December 31, 1996, the Bank had sold $52,165,252 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

          RESIDENTIAL LOANS. The Bank's loan origination team solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank's management believes that due to prepayments in connection with refinancing and sales of property, the average length of the Bank's long-term residential loans is approximately nine years.

          Since the middle of the 1960's, the terms of conventional residential mortgage loans granted by the Bank have contained a "due-on-sale" clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank's portfolio.

          CONSUMER LOANS. The Bank makes various types of secured and unsecured consumer loans, including home improvement loans. The Bank offers loans secured by automobiles, boats and other recreational vehicles. The Bank believes that the shorter terms and the normally higher interest rates available on various types of consumer loans is helpful in maintaining a more profitable spread between the Bank's average loan yield and its cost of funds.

          COMMERCIAL LOANS.  The Bank offers commercial loans in accordance with
regulatory requirements.   Under current regulation the bank is limited to 20%
of total assets.  The Bank currently has approximately 10% commercial loans.

          MUNICIPAL LOANS. The Bank's activity in the municipal lending market is limited to those towns and school districts located within our primary lending area and such loans are extended for the purposes of either tax anticipation, building improvements or other capital spending requirements. Municipal lending is considered to be an area of accommodation and part of the Bank's continuing involvement with the communities it serves.

          HOME EQUITY LOANS. The Bank provides Home Equity Loans secured by liens on residential real estate located within the Bank's market area. These include loans with regularly scheduled principal and interest payments as well as revolving credit agreements. The interest rate on these loans is adjusted quarterly and tied to the movement of the Prime Rate.

ORIGINATION, PURCHASE AND SALE OF LOANS

          The primary lending activity of the Bank is the origination of conventional loans (i.e., loans that are neither insured nor guaranteed in whole or in part by governmental agencies) secured by first mortgage liens on residential properties, principally single-family residences, substantially all of which are located in the west-central area of New Hampshire.

          The Bank appraises the security for each new loan made. Appraisals are made for the Bank by qualified sub-contracted appraisers. The appraisal of the real property upon which the Bank makes a mortgage loan is of particular significance to the Bank in the event that the loan is foreclosed, since an improper appraisal may contribute to a loss by or other financial detriment to the Bank in the disposition of the loan.

          Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers of the Bank must approve the application before the loan can be granted. At times, the Executive Committee of the Bank is called together to review particularly large loans.

          The Bank requires title certification on all first mortgage loans and the borrower is required to maintain hazard insurance on the security property.

                             SERVICE CORPORATIONS

          The Bank has an expanded service corporation authority because of its conversion from a state-chartered mutual savings bank to a federal institution in 1980. This authority, grandfathered in that conversion, permits the Bank to invest 15% of its deposits, plus an amount of approximately $825,000, in service corporation activities permitted by New Hampshire law. However, the first 3% of these activities is subject to federal regulation and the remainder is subject to state law. This permits a 3% investment in activities not permitted by state law.

          As of December 31, 1996, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

                                  COMPETITION

          The Bank faces strong competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks located in its primary market area. The Bank faces additional significant competition for investors' funds from mutual funds and other corporate and government securities.

          The Bank competes for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

          The Bank's competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank's competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. During 1994, the Bank increased its outside origination staff to four loan officers. These officers call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

                                  REGULATION

INSURANCE OF DEPOSIT ACCOUNTS

          The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

          Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Beginning in 1993, the assessment rates for both the BIF and the SAIF had ranged from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).

          The FDI Act requires that the BIF and the SAIF funds each be recapitalized until reserves are at least 1.25% of the deposits insured by that fund. After a fund reached the 1.25% reserve ratio, the assessment rates for that fund could be reduced. During 1995, the BIF reached the required reserve ratio, and the FDIC reduced the BIF assessment rates. Effective January 1, 1996, the BIF assessment rate for "well capitalized" institutions without any significant supervisory concerns was set at the statutory minimum of $2,000 annually, and the rates for other BIF-insured institutions ranged from 0.03% to 0.27% of deposits. The SAIF remained undercapitalized, and it was not expected to be recapitalized until 2001. SAIF reserves had not grown as quickly as the BIF reserves due to a number of factors, including the fact that a significant portion of SAIF assessments had been used to make payments of bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Accordingly, SAIF-insured institutions continued to pay assessments at rates that ranged from 0.23% of deposits to 0.31% of deposits. The Bank's assessment rate for the first three quarters of 1996 was 0.23% of deposits.

          On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "1996 Act") was enacted into law, and it amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. The special SAIF assessment was paid by the Bank on November 27, 1996 in the amount of $994,025.

          In view of the recapitalization of the SAIF by the special assessment, on October 8, 1996, the FDIC proposed a reduction in the assessment rate for SAIF-assessable deposits for periods beginning of October 1, 1996. As would be effective for the SAIF-assessable deposits of savings associations, such as the Bank, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for the following assessment periods.

          In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rate of assessments for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits beginning on January 1, 1997.

          The 1996 Act also provides, that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weakness. The Bank has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the BIF and by the SAIF after the collection of the special SAIF assessment and the Bank maintains its regulatory status, the Bank will have to pay substantially lower regular assessments on its deposits compared to those paid in recent years.

          The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate chargers for banks and thrift and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

          Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

REGULATIONS OF SAVINGS ASSOCIATION HOLDING COMPANIES

          NHTB is a non-diversified unitary savings association holding company within the meaning of the HOLA. As such, NHTB is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority of NHTB and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

          The HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

          As a unitary savings association holding company, NHTB is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "--Regulation of Federal Savings Associations--QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by NHTB of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, NHTB would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

          The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction or
(b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired to out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

FEDERAL HOME LOAN BANK SYSTEM

          The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at June 30, 1996, of $1.9 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $119,109, $150,058 and $101,600 during the years ended December 31, 1996, 1995, and 1994, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

LIQUIDITY

          The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 1996 was 12.16% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

TAXATION

          A thrift institution organized in stock form which utilizes the bad debt reserve method for bad debt will be subject to certain recapture taxes on such reserves in the event it makes certain types of distributions to its stockholders. Dividends may be paid out of appropriated retained income without the imposition of any tax on an institution to the extent that the amounts paid as dividends do not exceed such current and accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends paid in excess of an institution's current and accumulated earnings and profits as calculated for tax purposes, and partial or complete liquidation distributions made with respect to an institution's stock, however, are deemed under applicable provisions of the Code to be made from the institution's bad debt reserve, to the extent that such reserve exceeds the amount that could have been accumulated under the actual experience method. In the event a thrift institution makes a distribution that is treated as having been made from the tax bad debt reserve, the distribution is treated as an after tax distribution and the institution will be liable for tax on the gross amount before tax at the then current tax rate. Amounts added to the bad debt reserves for federal income tax purposes are also used by the Bank to meet the OTS reserve requirements described under "Regulation-Insurance of Accounts."

          The Bank's tax returns have been audited and accepted through December 31, 1995 by the Internal Revenue Service.

STATE INCOME TAX

          The Bank is subject to an annual Business Profits Tax (BPT) imposed by the State of New Hampshire at the rate of 7.00% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. During 1993, the State of New Hampshire instituted a Business Enterprise Tax (BET), which places a tax on certain expense items. Interest, dividends, wages, benefits and pensions are taxed at a rate of 0.25%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

          Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 1996, the tax amounted to $13,874.

          At December 31, 1996, LSB had a total of 79 full-time employees and 19 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 1996:

                            YEAR         NET BOOK VALUE       EXPIRATION    LEASE RENEWAL
LOCATION                   OPENED     LEASED        OWNED    DATE OF LEASE     OPTION
-----------------------------------------------------------------------------------------
Corporate Office
9 Main Street
  Newport, NH                1868            $  1,490,221

Guild Office
 300 Sunapee Street
 Newport, NH                 1978            $    105,750

Bradford Office
 115 East Main Street
 Bradford, NH                1975            $     81,034

Grantham Office
 165 Route 10 South
 Grantham, NH                1980            $    308,686

Lebanon Office
 200 Heater Road
 Lebanon, NH                 1986            $    585,159

New London Office
 24 Newport Road
 New London, NH              1981            $    343,558

Sunapee Office
 565 Route 11
 Sunapee, NH                 1965            $     90,354

Andover Office/(1)/
 720 Main Street
 Andover, NH                 1987            $     34,818        1997            -

Hillsboro Office/(1)/
 15 Antrim Road
 Hillsboro, NH               1994            $     18,083        1997         7 Years

West Lebanon Office/(1)/
 83 Main Street
 West Lebanon, NH            1994              $  158,175        1999        15 Years

/(1)/ Operating lease, value of improvements.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending in which the Company is a party or which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders of the Company held on December 19, 1996, the Company presented the following matters to shareholders of the Company for their votes of approval.

1. Adopt and approve the Agreement and Plan of Reoganization dated July 26, 1996 by and among the Company, the Bank and Landmark Bank, and the Agreement and Plan of a Merger, dated July 26, 1996 by and between the Bank and Landmark Bank, and joined in by the Company, and the transactions comtemplated thereby.
     FOR:    1,083,344        AGAINST:    8,319            ABSTAIN:   10,096

2.   Adopt a proposal to adjourn the special meeting for any reason.
     FOR:    1,055,07 1       AGAINST:   46,368           ABSTAIN:    42,228

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table shows the market range for the Company's Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

        PERIOD                                           HIGH        LOW
       --------------------------------------------------------------------
1996    First Quarter                              $   10 1/2   $   9 1/4
        Second Quarter                                 10 7/16      9 1/2
        Third Quarter                                  12 1/2       9 3/4
        Fourth Quarter                                 13 1/2      11 3/8

1995    First Quarter                              $   10       $   8 7/8
        Second Quarter                                 10 1/4       8 3/4
        Third Quarter                                  11           9 1/2
        Fourth Quarter                                 11           9 3/4

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 1996, New Hampshire Thrift Bancshares, Inc. had approximately 756 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                              1996        1995
                                                           --------------------
First Quarter                                              $  .125     $  .125
Second Quarter                                                .125        .125
Third Quarter                                                 .125        .125
Fourth Quarter                                                .125        .125

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 13 of the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

The information called for by this item is contained on pages 7 through 16 of this document.

ITEM 7. FINANCIAL STATEMENTS

The report of independent accountants and the financial information called for by this item are contained on pages 17 through 41 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 9, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 9, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 9, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 9, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         The exhibits filed as a part of this Registration Statement are as follows:

         (A). LIST OF EXHIBITS.  (Filed herewith unless otherwise noted.)

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

     2.1 Agreement as Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. ("NHTB"), Lake Sunapee Bank, fsb (the "Bank") and Landmark Bank ("Landmark"), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company's Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the "Commission") on November 5, 1996 (the "November 5, 1996 S-4"))

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

     3.1 Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

     3.2            Amended and Restated Bylaws of NHTB.

     4.1            Stock Certificate of New Hampshire Thrift Bancshares, Inc.
                    (previously filed as an exhibit to the Company's Form S-4 (file No. 33-27192) filed with the Commission on March 1,
                    1989).

    10.1 Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

    10.2 New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-4.

    10.3 Lake Sunapee Bank, fsb 1987 Incentive Stock filed as an exhibit to the Option Plan (previously Commission on March 1, 1989). Company's Form S-4 (file No. 33-27192), filed with the filed with the Commission on March 1, 1989).

    10.4 New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company's Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

    10.5 Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-
                    4).

    10.6 Employment Agreement between the Bank and Stephen (previously filed as an R. Theroux exhibit to the November 5, 1996 S-4).

    10.7 Stock Option Agreement, dated as of July 26, 1996, Landmark, (previously between NHTB and filed as an exhibit to the November 5, 1996 S-4).

    11.1 Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

    16.1 Letter on Change in Certifying Accountant to the Company's (previously filed as an exhibit Current Report on Form 8-K dated July 10, 1996).

    21.1 Subsidiaries of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

    27.1 Financial Data Schedule (submitted only with filing in electronic format).

    99.1 Proxy Statement for the 1997 Annual Meeting of Company (to be filed Rule pursuant to 14a-6 under the Securities and Exchange Act of Shareholders of the 1934, as amended).

     (B)  REPORTS OF FORM 8-K.

     None

------------
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:  /s/ John J. Kiernan      Chairman of the Board            March 7, 1997
     -------------------
     (John J. Kiernan)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                        Title                                    Date
     /s/ John J. Kiernan         Chairman of the Board                    March 7, 1997
     -------------------
     (John J. Kiernan)

     /s/ Stephen W. Ensign       Vice Chairman of the Board,              March 7, 1997
     ---------------------
     (Stephen W. Ensign)         President and Chief Executive Officer

     /s/ Stephen R. Theroux      Director, Executive Vice President and   March 7, 1997
     ----------------------
     (Stephen R. Theroux)        Chief Financial Officer

     /s/ Leonard R. Cashman      Director                                 March 7, 1997
     ----------------------
     (Leonard R. Cashman)

     /s/ Ralph B. Fifield, Jr.   Director                                 March 7, 1997
     -------------------------
     (Ralph B. Fifield, Jr.)

     /s/ John A. Kelley, Jr.     Director                                 March 7, 1997
     -----------------------
     (John A. Kelley, Jr.)

     /s/ Dennis A. Morrow        Director                                 March 7, 1997
     --------------------
     (Dennis A. Morrow)

     /s/ Jack H. Nelson          Director                                 March 7, 1997
     ------------------
     (Jack H. Nelson)

     /s/ Priscilla W. Ohler      Director                                 March 7, 1997
     ----------------------
     (Priscilla W. Ohler)

     /s/ Perry R. Smith, Jr.     Director                                 March 7, 1997
     -----------------------
     (Perry R. Smith, Jr.)

     /s/ Kenneth D. Weed         Director                                 March 7, 1997
     -------------------
     (Kenneth D. Weed)

=========================================================================
 DIRECTORS AND OFFICERS OF NEW HAMPSHIRE THRIFT BANCSHARES, INC.

DIRECTORS
---------

John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the
Board, President and
Chief Executive Officer

Stephen R. Theroux
Executive Vice President and
Chief Financial Officer

Leonard R. Cashman
Owner and Partner C.O.H.
Properties, Owner,
President, and Director
C.O.H. Enterprises, Inc.,
Partner Etna Real Estate
Associates

Ralph B. Fifield, Jr. Retired
Executive Vice President
Lending and Commercial
Finance

John A. Kelley, Jr.
Real Estate Developer

Dennis A. Morrow
Sales Manager
Cote & Reney Lumber Company

Jack H. Nelson
Chairman North East
Environmental Products,
Inc., President Hanover
Water Company

Priscilla W. Ohler
Community Representative

Perry R. Smith, Jr., Retired
Co-owner Lake Sunapee
Realty Company, Inc.

Kenneth D. Weed, Partner
L.E. Weed and Son

John E. Johannessen
(Emeritus)
Retired Executive
Mobil Corporation

OFFICERS
--------
John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the
Board, President and
Chief Executive Officer

Stephen R. Theroux
Executive Vice President and
Chief Financial Officer

Linda L. Oldham
Senior Vice President
and Secretary

Sandra M. Blackington
Assistant Secretary

=========================================================================
 DIRECTORS AND OFFICERS OF LAKE SUNAPEE BANK, FSB

DIRECTORS
---------
John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief
Executive Officer

Stephen R. Theroux
Executive Vice President
and Chief Financial Officer

Peter R. Lovely
Senior Vice President
Investment Services

Leonard R. Cashman
Owner and Partner C.O.H.
Properties, Owner, President
and Director C.O.H.
Enterprises, Inc.
Partner Etna Real Estate
Associates

Ralph B. Fifield, Jr. Retired
Executive Vice President
Lending and Commercial
Finance

John E. Johannessen
Retired Executive
Mobil Corporation

John A. Kelley, Jr.
Real Estate Developer

Dennis A. Morrow
Sales Manager
Cote & Reney Lumber
Company

Jack H. Nelson
Chairman North East
Environmental Products,
Inc., President Hanover
Water Company

Priscilla W. Ohler
Community Representative

Perry R. Smith, Jr., Retired
Co-owner Lake Sunapee
Realty Company, Inc.

Kenneth D. Weed, Partner
L.E. Weed and Son

Joseph B. Willey
Principal Owner, President
and Director Pro-Cut
International

OFFICERS
--------
John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief
Executive Officer

Stephen R. Theroux
Executive Vice President and
Chief Financial Officer

ACCOUNTING
Daryl J. Cady
Vice President and
Controller

BUSINESS DEVELOPMENT
Peter R. Lovely
Senior Vice President

COMPLIANCE AND INTERNAL
AUDIT
H. Bliss Dayton
Vice President

Linda M. Basher
Assistant Vice President

Arthur W. Phillips
Assistant Vice President
and Certified Real Estate
Appraiser

EDUCATION AND HUMAN
RESOURCES
Betty H. Ramspott
Vice President

Sandra M. Blackington
Assistant Secretary

LENDING
W. Grant MacEwan
Senior Vice President
Commercial Lending

Sharon L. Whitaker
Vice President
Retail Lending

LOAN ORIGINATION
Robert C. O'Brien
Senior Vice President

Colin S. Campbell
Vice President

Stephen B. Ellis
Assistant Vice President

Peter N. Jennings
Loan Officer

MARKETING
Douglas S. Baxter
Vice President

OPERATIONS
Sandra J. Luckury
Assistant Vice President

Gail A. Fraser
Assistant Vice President

Francetta Raymond
Assistant Vice President

SHAREHOLDER RELATIONS
AND SECRETARY
Linda L. Oldham
Senior Vice President

RETAIL OFFICES
9 Main Street
Newport, NH 03773
(603) 863-5772
(800) 281-5772
Terri G. Spanos
Assistant Vice President

720 Main Street
Andover, NH 03216
(603) 735-5772
Sue-Anne C. Bourbeau
Supervisor

115 East  Main Street
Bradford, NH 03221
(603) 938-2277
Nancy E. Desmarais
Supervisor

165 Route 10 South
Grantham, NH 03753
(603) 863-5600
Anita G. Sanborn
Manager

15 Antrim Road
Hillsboro, NH 03244
(603) 464-4820
Virginia S. Landers
Supervisor

200 Heater Road
Lebanon, NH 03766
(603) 448-2566
Erik C. Cinquemani
Assistant Vice President

24 Newport Road
New London, NH 03257
(603) 526-6933
Heather K. Melson
Assistant Vice President

Maxine B. Wiggins
Customer Service Officer

300 Sunapee Street
Newport, NH 03773
(603) 863-1428
Sherri A. Cummings
Supervisor

565 Route 11
Sunapee, NH 03782
(603) 763-2511
Heide Hubert Menard
Supervisor

83 Main Street
West Lebanon, NH 03784
(603) 298-7500
Erik C. Cinquemani
Assistant Vice President

AFFILIATED COMPANY
Charter Trust Company
90 North Main Street
Concord, NH 03302
(603) 224-1350
(800) 639-5903

-----------------                                     -----------------------
BOARD OF ADVISORS                                     SHAREHOLDER INFORMATION
Philip D. Allen /(1)/        Jeffrey A. Lantz         CORPORATE HEADQUARTERS
Prunella O. Anastos          Victor W. Laro
Benjamin K. Barton           Paul J. Linehan          New Hampshire Thrift Bancshares, Inc.
Kenneth O. Barton            Robert  MacNeil          The Carriage House
George O. Binzel             Elizabeth W. Maiola      PO Box 37
William A. Bittinger         Raymond A. Manning       New London, New Hampshire 03257-0037
Paul R. Boucher              John J. Marcotte
James F. Briggs              Jerry N. Mathis          TRANSFER AGENT
Robert S. Burgess            David W. McClintic
Walton W. Chadwick           Denise A. McClintic      ChaseMellon Shareholder Services, L.L.C.
Earle W. Chandler            Thomas F. McCormick      Overpeck Centre
F. Read Clarke               J. David McCrillis       85 Challenger Road
Jacqueline C. Cote           John C. McCrillis        Ridgefield Park, NJ  07660
Robert J. Cricenti           Paul  Olsen              Tel: 1-800-851-9677
Richard F. Curtis            Daniel P. O'Neill        Website: http://www.cmssonline.com
Ernest G. Dennis, Jr.        David N. Reney
Terri C. Dudley              Genelle M. Richards      INDEPENDENT ACCOUNTANTS
William J. Faccone, Sr.      J. Barrie Sellers
Gordon B. Flint, Sr.         Edwin G. Sielewicz       Shatswell, MacLeod & Company, P.C.
John W. Flynn, Jr.           Fredric M. Smith         83 Pine Street
John W. Flynn, Sr.           Herbert N. Smith         West Peabody, Massachusetts 01960-3635
Charles E. Goyette, Jr.      Fred F. Stockwell
Sam N. Hale                  Earl F. Strout
Sheffield J. Halsey          James R. Therrien        ---------------------------
Louise K. Hastings           Janis H. Wallace         INFORMATION ON COMMON STOCK
Howard T. Heintz             James P. Wheeler
Douglas J. Homan             Bradford C. White        The common stock is traded over-the-counter and quoted
Rita M. Hurd                 John W. Wiggins, Sr.     on the NASDAQ National  Market System under the symbol NHTB.
Lisa S. Hustis               Peter Wittman            There were approximately 756 shareholders of record on
Alf E. Jacobson              Thomas B. Woodger        December 31, 1996.
Robert B. Jennings           Michael J. Work
Michael D. Johnson           /(1)/ Honorary           The following table sets forth the Company's high and low
John J. Kiernan, Jr.                                  prices for the common stock as reported by NASDAQ for the
                                                      periods indicated:

                                                      1996                  HIGH        LOW
                                                      --------------------------------------
                                                      First Quarter     $   10 1/2  $   9 1/4
                                                      Second Quarter        10 7/16     9 1/2
                                                      Third Quarter         12 1/2      9 3/4
                                                      Fourth Quarter        13 1/2     11 3/8

            This Annual Report has been written by the Bank's staff.