Form 10QSB
period 1997-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1997-05-15
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 1997
                                           --------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of April 21, 1997 was 2,041,274.

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION                                        PAGE

Item 1      Financial Statements:

            Consolidated Statements of Financial Condition -               1
            March 31, 1997 and December 31, 1996

            Consolidated Statements of Income -                            2
            For the Three Months Ended March 31, 1997 and 1996

            Consolidated Statements of Changes In Shareholders' Equity     3
            For the Three Months Ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows -                        4
            For the Three Months Ended March 31, 1997 and 1996

            Notes To Consolidated Financial Statements -                   5

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations -                         13


PART II.    OTHER INFORMATION

Item 1      Legal Proceedings                                             17

Item 2      Changes in Securities                                         17

Item 3      Defaults Upon Senior Securities                               17

Item 4      Submission of Matters to a Vote of Common                     17
            Shareholders

Item 5      Other Information                                             17

Item 6      Exhibits and Reports on Form 8-K                              17

            Signatures                                                    18

Part I. Item I.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                                                          March 31,        December 31,
                                                                            1997              1996
                                                                       -------------      ------------
ASSETS
Cash and due from banks                                                $   6,948,675      $  5,868,749
Federal funds sold                                                         2,896,000         5,134,000
                                                                       -------------      ------------
  Cash and cash equivalents                                                9,844,675        11,002,749
Securities available for sale                                             29,153,965        24,950,725
Securities held to maturity                                                  340,276           340,276
Other investments                                                          2,307,557         2,307,557
Loans held for sale                                                             -              745,650
Loans receivable, net                                                    253,439,890       215,153,819
Nonaccrual loans                                                           1,596,652           848,942
Accrued interest receivable                                                1,629,359         1,354,042
Bank premises and equipment, net                                           7,739,033         5,104,366
Investments in real estate                                                   615,002           619,487
Real estate owned and property acquired in settlement of loans               732,641           723,478
Goodwill                                                                   3,570,809              -
Other assets                                                               2,068,360         1,234,253
                                                                       -------------      ------------

       Total assets                                                    $ 313,038,219      $264,385,344
                                                                       -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                        $  11,907,547      $ 10,587,757
Savings and NOW accounts                                                 114,356,342        96,630,673
Time deposits                                                            138,133,091       106,740,465
                                                                       -------------      ------------
  Total deposits                                                         264,396,980       213,958,895
Securities sold under agreements to repurchase                             5,093,682         8,662,736
Advances from Federal Home Loan Bank                                      17,719,837        20,174,025
Accrued expense and other liabilities                                      2,427,010         2,395,998
                                                                       -------------      ------------

       Total liabilities                                                 289,637,509       245,191,654
                                                                       -------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,         -                 -
  no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,041,274 shares outstanding at
  March 31, 1997,  2,147,282 shares issued and 1,704,982 shares
  outstanding at December 31, 1996                                            24,798            21,473
Paid-in capital                                                           17,186,045        13,241,774
Retained earnings                                                          8,858,130         8,437,149
Unrealized loss on securities available for sale                            (300,813)         (127,179)
                                                                       -------------      ------------
                                                                          25,768,160        21,573,217
Treasury stock, at cost, 438,584 shares as of March 31, 1997
  and 442,300 as of December 31, 1996                                     (2,367,450)       (2,379,527)
                                                                       -------------      ------------

       Total shareholders' equity                                         23,400,710        19,193,690
                                                                       -------------      ------------

       Total liabilities and shareholders' equity                      $ 313,038,219      $264,385,344
                                                                       -------------      ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                        March 31,     March 31,
                                                          1997          1996
                                                       ----------    ----------
Interest income
  Interest on loans                                    $5,245,831    $4,087,858
  Interest and dividends on investments                   546,364       489,612
                                                       ----------    ----------
     Total interest income                              5,792,195     4,577,470
                                                       ----------    ----------

Interest expense
  Interest paid to depositors                           2,859,572     2,132,960
  Interest on advances and other borrowed money           281,225       400,746
                                                       ----------    ----------
     Total interest expense                             3,140,797     2,533,706
                                                       ----------    ----------

  Net interest income                                   2,651,398     2,043,764

Provision for loan losses                                 212,501       176,637
                                                       ----------    ----------

  Net interest income after provision for loan losses   2,438,897     1,867,127
                                                       ----------    ----------

Other income
  Customer service fees                                   309,360       234,508
  Net gain (loss) on sale of securities and bank proper    49,089        (2,554)
  Rental income                                            70,802        55,999
  Brokerage service income                                 25,422        66,714
  Other income                                                 -          1,295
                                                       ----------    ----------
     Total other income                                   454,673       355,962
                                                       ----------    ----------

Other expenses
  Salaries and employee benefits                          961,442       823,940
  Occupancy expenses                                      414,023       327,689
  Advertising and promotion                                77,463        14,097
  Depositors' insurance                                    13,833       113,028
  Outside services                                        130,739        89,622
  Provision for other real estate owned losses                 -         45,000
  Goodwill amortization                                    57,770            -
  Other expenses                                          348,924       288,564
                                                       ----------    ----------
     Total other expenses                               2,004,194     1,701,940
                                                       ----------    ----------

Income before provision for income taxes                  889,376       521,149

Provision for income taxes                                255,272       172,300

Net income                                             $  634,104    $  348,849
                                                       ----------    ----------

Earnings per common share                              $      .31    $      .21
                                                       ----------    ----------

Dividends declared per common share                    $      .25    $      .25
                                                       ----------    ----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                   ------------   ------------

COMMON STOCK
 Balance, beginning of period                                     $      21,473   $     21,473
 Issuance of common stock pursuant to acquisition
  of Landmark Bank, 332,576 shares                                        3,325            -
                                                                   ------------   ------------

 Balance, end of period                                           $      24,798   $     21,473
                                                                   ------------   ------------


PAID-IN CAPITAL
 Balance, beginning of period                                     $  13,241,774   $ 13,160,382
 Gain on sale of treasury stock, at cost                                 15,793             -
 Increase in paid-in capital pursuant to acquisition of
   Landmark Bank                                                      3,928,478             -
                                                                   ------------   ------------

 Balance, end of period                                           $  17,186,045   $ 13,160,382
                                                                   ------------   ------------


RETAINED EARNINGS
 Balance, beginning of period                                     $   8,437,149   $  8,673,504
 Net income                                                             634,104        348,849
 Cash dividends paid                                                   (213,123)      (211,188)
                                                                   ------------   ------------

 Balance, end of period                                           $   8,858,130   $  8,811,165
                                                                   ------------   ------------


UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE FOR SALE
 Balance, beginning of period                                     $    (127,179)  $     97,594
 Adjustment to fair value                                              (259,634)      (401,992)
 Effect of change in deferred taxes                                      86,000        137,000
                                                                   ------------   ------------

 Balance, end of period                                           $    (300,813)  $   (167,398)
                                                                   ------------   ------------


TREASURY STOCK
 Balance, beginning of period                                     $  (2,379,527)  $ (2,408,948)
 Exercise of stock options, 3,716 shares in 1997                         12,077             -
                                                                   ------------   ------------

 Balance, end of period                                           $  (2,367,450)  $ (2,408,948)
                                                                   ------------   ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                     March 31,            March 31,
                                                                                       1997                 1996
                                                                                   -------------        --------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $     634,104        $      348,849
       Adjustments to reconcile net income to net cash
          provided by operating activities -
         Amortization of goodwill                                                         57,770                    -
         Depreciation and amortization                                                   158,890               110,828
         Loans originated for sale                                                    (2,137,368)           (4,475,078)
         Proceeds from sale of loans                                                   2,114,621             4,480,171
         (Gain) loss from sale of loans                                                   22,747                (5,093)
         (Gain) loss from sale of debt securities available for sale                     (44,670)                1,538
         Loss from sale of equity securities available for sale and writedowns            20,124                    -
         Provision for loan losses and other real estate owned losses                    212,501               221,637
         Increase in accrued interest and other assets                                   (21,771)              (38,549)
         Increase (decrease) in deferred loan fees                                         5,128               (23,294)
         (Decrease) increase in accrued expenses and other liabilities                  (479,981)              835,605
                                                                                   -------------        --------------
               Net cash provided by operating activities                                 542,095             1,456,614
                                                                                   -------------        --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (109,151)              (70,755)
     Proceeds from sale of debt securities available for sale                          2,172,412               643,194
     Proceeds from sale of equity securities available for sale                          223,618               200,000
     Purchase of securities available for sale                                        (6,052,432)           (3,537,519)
     Maturities of securities available for sale                                              -              1,000,000
     Net decrease in loans to customers                                                1,929,524             3,658,611
     Increase in nonaccrual loans                                                       (747,710)           (1,980,343)
     (Increase) decrease in real estate owned                                             (9,163)              143,372
                                                                                   -------------        --------------
               Net cash provided by (used in) investing activities                    (2,592,902)               56,560
                                                                                   -------------        --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                               2,246,722            (1,513,778)
     Net decrease in repurchase agreements                                            (3,752,854)           (5,378,913)
     Increase (decrease) in advances from Federal Home Loan Bank                      (2,454,188)              589,054
     Net change in other borrowed money                                                       -                  (2,905)
     Cash and cash equivalents of $7,559,731 acquired in the
        purchase of Landmark Bank, less cash of $2,275,000 paid
        for the common stock of Landmark Bank and less $246,425
        for acquisition costs                                                          5,038,306                    -
     Dividends paid                                                                     (213,123)             (211,188)
     Proceeds from exercise of stock options                                              27,870                    -
                                                                                   -------------        --------------
               Net cash provided by (used in) financing activities                       892,733            (6,517,730)
                                                                                   -------------        --------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,158,074)           (5,004,556)
   CASH AND CASH EQUIVALENTS, beginning of period                                     11,002,749            10,993,297
                                                                                   -------------        --------------
   CASH AND CASH EQUIVALENTS, end of period                                        $   9,844,675        $    5,988,741
                                                                                   =============        ==============


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest on deposit accounts                                                $   3,796,345        $    2,135,847
       Interest on advances and other borrowed money                                     380,321               408,385
                                                                                   -------------        --------------
               Total interest paid                                                 $   4,176,666        $    2,544,232
                                                                                   =============        ==============
       Income taxes, net                                                           $      33,222        $        2,499
                                                                                   =============        ==============

   Supplemental disclosure of noncash investing and financing activities:
      Loans originated to facilitate sales of other real estate owned              $          -         $           -
                                                                                   =============        ==============

      Transfers from loans to real estate acquired through foreclosure             $      50,000        $           -
                                                                                   =============        ==============




In 1997 the Company purchased all of the Common Stock of Landmark Bank for $6,206,803. In conjunction with the acquisition, liabilities were assumed as follows:


                Fair value of assets acquired           $55,716,724
                Value of Common Stock issued             (3,931,803)
                Cash paid for the Common Stock           (2,275,000)
                Deferred acquisition costs                 (704,921)
                                                        -----------
                        Liabilities assumed             $48,805,000
                                                        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1997 and December 31, 1996



1.    Summary of significant accounting policies:

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of New Hampshire Thrift Bancshares, Inc. (NHTB or Company, a unitary holding company), Lake Sunapee Bank, fsb (LSB), Lake Sunapee Group, Inc. (LSGi), and Lake Sunapee Financial Services Corp. (LSFSC). LSB is owned by the holding company and the other entities are wholly-owned subsidiaries of LSB. All significant intercompany accounts and transactions have been eliminated. The financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996.


      EARNINGS PER SHARE - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the period plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options. Common stock equivalents are determined using the treasury method. common stock equivalents are included in the computation of earnings per share if they have a dilutive effect. As of March 31, 1997 and 1996, there was a dilutive effect from stock options. The number of shares used in computing earnings per share was 2,058,595 and 1,701,076 for the periods ended March 31, 1997 and 1996, respectively.


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

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1997 and December 31, 1996

2.  Securities
    The amortized cost and appropriate market value of securities are summarized as follows:

                                                       March 31, 1997
                                       -----------------------------------------------
                                                       Gross       Gross
                                           Fair     Unrealized  Unrealized   Amortized
                                           Value       Gain        Loss        Cost
                                       -----------------------------------------------
Held to maturity:
  Bonds and notes -
    Municipal bonds                    $   340,276   $   -      $   -      $   340,276
                                       -----------   --------   --------   -----------
Total held to maturity                     340,276       -          -          340,276
                                       -----------   --------   --------   -----------

Available for sale:
  Bonds and notes -
    U.S. Treasury Notes                 16,187,809      4,445    241,396    16,424,760
    U.S. Government, including agencies  3,973,988      2,713     71,007     4,042,282
    Other bonds and debentures           8,043,293      9,461    132,641     8,166,473
                                       -----------   --------   --------   -----------
                                        28,205,090     16,619    445,044    28,633,515
  Equity securities                        948,875      3,375     20,375       965,875
                                       -----------   --------   --------   -----------
Total available for sale                29,153,965     19,994    465,419    29,599,390
                                       -----------   --------   --------   -----------

Other investments:
    Federal Home Loan Bank stock         1,861,000       -          -        1,861,000
    Other securities                       446,557       -          -          446,557
                                       -----------   --------   --------   -----------
Total other investments                  2,307,557       -          -        2,307,557
                                       -----------   --------   --------   -----------
Total securities                       $31,801,798   $ 19,994   $465,419   $32,247,223
                                       -----------   --------   --------   -----------


                                                     December 31, 1996
                                       ----------------------------------------------
                                                      Gross       Gross
                                           Fair     Unrealized  Unrealized  Amortized
                                           Value      Gain         Loss       Cost
                                       ----------------------------------------------
Held to maturity:
  Bonds and notes -
    Municipal bonds                    $   340,276   $   -      $    -    $   340,276
                                       -----------   --------   --------  -----------
Total held to maturity                     340,276       -           -        340,276
                                       -----------   --------   --------  -----------

Available for sale:
  Bonds and notes -
    U.S. Treasury Notes                 12,884,840     31,066     94,145   12,947,919
    U.S. Government, including agencies  3,269,758     17,393     18,099    3,270,464
    Other bonds and debentures           7,641,502     17,692     97,336    7,721,146
                                       -----------   --------   --------  -----------
                                        23,796,100     66,151    209,580   23,939,529
  Equity securities                      1,154,625     45,575     94,325    1,203,375
                                       -----------   --------   --------  -----------
Total available for sale                24,950,725    111,726    303,905   25,142,904
                                       -----------   --------   --------  -----------

Other investments:
    Federal Home Loan Bank stock         1,861,000       -          -       1,861,000
    Other securities                       446,557       -          -         446,557
                                       -----------   --------   --------  -----------
Total other investments                  2,307,557       -          -       2,307,557
                                       -----------   --------   --------  -----------
Total securities                       $27,598,558   $111,726   $303,905  $27,790,737
                                       -----------   --------   --------  -----------

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996

3. Loans

    Loans consisted of the following as of:                               March 31,              December 31,
                                                                            1997                    1996
                                                                        -------------           -------------
    Real estate loans -
      Conventional                                                      $ 202,007,391           $ 183,550,150
      Construction                                                          3,043,977               2,702,613
                                                                        -------------           -------------
                                                                          205,051,368             186,252,763
    Less:  Unadvanced portion                                               1,170,069               1,270,412
                                                                        -------------           -------------
    Total real estate loans                                               203,881,299             184,982,351
    Collateral loans                                                       21,299,792              20,574,710
    Consumer loans                                                          6,770,348               4,860,325
    Commercial and municipal loans                                         25,608,146               8,352,789
    Other loans                                                               633,850                 436,754
                                                                        -------------           -------------
    Total loans                                                           258,193,435             219,206,929
    Less:  Reserve for loan losses                                          2,938,590               2,158,026
           Deferred loan origination fees                                     218,303                 300,492
           Non-earning assets                                               1,596,652                 848,942
                                                                        -------------           -------------
    Net loans                                                           $ 253,439,890           $ 215,899,469
                                                                        -------------           -------------


A summary of activity in the reserve for loan loss account consisted of the following as of:

                                                                          March 31,              December 31,
                                                                             1997                    1996
                                                                        -------------           -------------
BALANCE, beginning of period                                            $   2,158,026           $   1,828,060
                                                                        -------------           -------------
Loans charged-off:
Real estate loans -
      Conventional                                                            126,558                 628,107
      Construction                                                               -                    614,355
Collateral and consumer loans                                                 155,422                  36,721
Commercial and municipal loans                                                 16,751                 101,431
                                                                        -------------           -------------
     Total charged-off loans                                                  298,731               1,380,614
                                                                        -------------           -------------
Recoveries:
Real estate loans -
      Conventional                                                              5,686                  19,063
Collateral and consumer loans                                                   1,981                  22,105
Commercial and municipal loans                                                  8,832                   8,671
                                                                        -------------           -------------
     Total recoveries                                                          16,499                  49,839
                                                                        -------------           -------------
       Charged-off loans, net of recoveries                                   282,232               1,330,775
                                                                        -------------           -------------

Reserves acquired pursuant to acquisition of Landmark Bank                    850,295                   -

     Provision for loan losses charged to income                              212,501               1,660,741
                                                                        -------------           -------------

BALANCE, end of period                                                  $   2,938,590           $   2,158,026
                                                                        -------------           -------------

Ratio of net charged-off loans during the period
  to average loans outstanding during the period                                0.12%                   0.63%
                                                                        -------------           -------------

                                      7

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996

3. Loans (continued):                                                    March 31,            December 31,
                                                                           1997                   1996
                                                                       -----------            -----------
Non-earning assets                                                     $ 1,596,652            $   848,942
In addition to non-earning assets, non-accrual
loans included the following amount of delinquent loans                    898,867                787,930

Effect of FASB No. 66:
Loans reclassified to real estate owned                                $   282,529            $   362,436
Interest income reduced by                                                   5,659                 22,602

Impaired loans:
Average recorded investment in impaired loans                          $   950,822            $   837,357
Investment in impaired loans, end of period                              1,012,358              1,188,183
Portion of valuation allowance allocated to impaired loans                  58,959                139,509
Net balance of impaired loans                                              953,400              1,048,674
Interest income recognized on impaired loans                                24,315                 40,006
Interest income on impaired loans on cash basis                             24,315                 37,592

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

The Bank had no extensions of credit to affiliated parties in excess of 5% of shareholders' equity at any time during the three months ended March 31, 1997.

Mortgage servicing rights - As of March 31, 1997, the fair value of MSR's was $136,121. The significant assumptions used to estimate fair value included a prepayment risk based on current market pricing information, a discount rate of 1% above the U. S. Treasury bond rate, and industry averages for other significant assumptions. MSR's capitalized were reduced by $7,957 of amortization during the quarter. For purposes of evaluating and measuring impairment of MSR's, the Company stratifies the underlying loans by maturity and by interest rate. As of March 31, 1997, the Company stratified its loans by maturity into 15 and 30 year loans and stratified loans in each of the maturity categories by every one-half percent change in interest rates. There is no impairment to the value of the MSR's recorded during the quarter ended March 31, 1997.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996

4.  Deposits:

    Deposit accounts consisted of the following as of :

                                                   March 31, 1997                          December 31, 1996
                                               ----------------------                   ----------------------
    Checking Accounts (non-interest bearing)     $  11,907,547    4.5%                    $  10,587,756    4.9%
    NOW Accounts                                    30,449,253   11.5%                       26,030,170   12.2%
    Ever-Ready Money Market                         11,995,982    4.5%                       11,207,455    5.2%
    Regular Savings Accounts                         8,972,034    3.4%                        9,167,458    4.3%
    Treasury Savings Accounts                       62,758,320   23.7%                       50,154,503   23.4%
    Club Deposits                                      180,753    0.1%                           71,088    0.0%
    Time Deposits:
    $100,000 and over                               17,739,878    6.7%                       12,884,426    6.0%
    Other Time Deposits                            120,393,213   45.5%                       93,856,039   43.9%
                                                ---------------------                    ---------------------
                                                 $ 264,396,980  100.0%                    $ 213,958,895  100.0%
                                                ---------------------                    ---------------------

REPURCHASE AGREEMENTS - As of March 31, 1997, sixteen repurchase agreements were outstanding. Repurchase agreements are secured by U. S. Treasury Notes held by a third party in safekeeping with a fair value of $16,187,809.


5.   Advances from Federal Home Loan Bank:

     Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 6.78%, maturing as follows:

                                                March 31, 1997
                                                --------------
    1997 (4.87% - 6.78%)                         $   5,468,520
    1998 (4.87% - 5.97%)                             7,166,033
    1999 (5.78%)                                        56,084
    2000 and after (5.44% - 5.78%)                   5,024,200
                                                --------------
                                                 $  17,714,837
                                                ==============

These advances are secured by Federal Home Loan Bank stock (Note 2) and unspecified first mortgage loans. The Bank is able to borrow up to an additional $75,000,000 of Federal Home Loan Bank advances.

In addition to the above advances, the Bank has credit available up to $5,167,000 under a revolving loan agreement with the Federal Home Loan Bank. As of March 31, 1997, no amount had been borrowed against this line of credit. Interest is payable monthly when funds are borrowed.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996


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

     DIVIDENDS - The Board of Directors, at their April meeting, declared a cash dividend of $0.125 per share payable April 28, 1997.

7.   Stock Compensation Plans:

     As of March 31, 1997, the Company had four fixed option, stock-based compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-based Compensation" but applies APB Opinion #25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement #123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                     Three Months Ended
                                                           March 31,
                                                       1997       1996
                                                   ----------------------

Net income:                          As reported   $ 634,104   $ 348,849
                                     Pro forma     $ 634,104   $ 298,625

Primary earnings per share:          As reported   $    0.31   $    0.21
                                     Pro forma     $    0.31   $    0.18

Fully diluted earnings per share:    As reported   $    0.31   $    0.21
                                     Pro forma     $    0.31   $    0.18


            NEW HAMPSHIRE THRIFT BANCSHARES, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996



7.   Stock Compensation Plans: (continued)

     Under the 1986 plan, the Company may grant options to its employees for up to 57,880 additional shares of common stock. Under the 1987 plan, the Company may grant options to its employees for up to 27,666 additional shares of common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are exerciseable immediately.

     On April 10, 1996, the shareholders approved the adoption of the 1996 Stock Option Plan. Under this plan, an amount equal to 10% of the issued and outstanding common stock of the Company has been reserved for future issuance. On December 2, 1996, 48,000 options were granted from the 1996 stock option plan at an exercise price of $12.50 per share, the fair market value on that date.

     The weighted average fair value of the options granted during the three months ended March 31, 1997 was $1.65.

     The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



               Weighted risk-free interest rate              6.37%
               Weighted expected life                   9.25 years
               Weighted expected volatility                 17.33%
               Weighted expected dividend yield      5.0% per year

  No modifications have been made to the terms of the option agreements.

A summary of the status of the Company's fixed stock option plans as of March 31, 1997 and 1996 and changes during the three months ended is presented below:


                                                                  1997                              1996
                                                        --------------------------        ------------------------
                                                                          Weighted                        Weighted
                                                                          Average                         Average
                                                                          Exercise                        Exercise
                                                         Shares            Price           Shares          Price
                                                        --------       -----------        --------      ----------
Outstanding, beginning of year                           141,760       $    10.340           62,590     $    8.220
Granted                                                       -                 -            49,900         10.125
Exercised                                                 (3,716)            7.500               -              -
Forfeited                                                     -                 -                -              -
Expired                                                       -                 -                -              -
Outstanding, end of period                               138,044       $    10.420          112,490     $    9.070
                                                        --------       -----------        ---------     ----------
Exerciseable, end of period                              138,044                            112,490
                                                        --------                          ---------


            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                     March 31, 1997 and December 31, 1996


8.  Commitments and Contingencies:

    In the normal course of business, LSB has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

    As of March 31, 1997, LSB has entered into commitments to fund loans totaling approximately $6.3 million. The majority of these loans will have adjustable rates.

9.  Treasury Stock:

    On July 15, 1993, the Company announced a buy back program whereby the Company intends to repurchase, on the open market, 10%, or 165,233 shares of its outstanding common stock. As of March 31, 1997, 121,033 shares remained to be purchased from the 1993 buy back program.

10. Authorized Shares of Stock:

    The authorized, issued and outstanding stock was as follows:

                             March 31,  December 31,
                               1997         1996
                             ---------  ------------

 Preferred stock:
   Authorized shares         2,500,000     2,500,000
   Issued shares                    -             -
   Outstanding shares               -             -

 Common stock:
   Authorized shares         5,000,000     5,000,000
   Issued shares             2,479,858     2,147,282
   Outstanding shares        2,041,274     1,704,982


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

          The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 1997, the Company had capital of $1,379,694 which the Company plans to use to continue its annual dividend payout of $0.50 per share.

          On July 29, 1996, the Company announced that the Bank had entered into a definitive agreement to acquire Landmark Bank, a small commercial bank located in Lebanon, NH. The agreement provided Landmark Bank shareholders the right to elect to receive $12.00 in cash per share, or to exchange their shares for New Hampshire Thrift Bancshares, Inc. shares, with a total consideration of sixty per cent in stock and forty per cent in cash. On January 22, 1997, the Company announced that the acquisition of Landmark Bank was complete. The total transaction value was approximately $ 6 million. The combined banking operation as of March 31, 1997, reflected total assets of $313 million, deposits of $264 million, capital of $23.4 million, and a total of 11 offices located in Sullivan, Merrimack, Grafton, and Hillsborough counties.


FINANCIAL CONDITION

          During the first three months of 1997, total assets increased by $48,652,875, or 18.40% to $313,038,219. Net loans increased $38,286,071, or
17.79%, investment securities increased $4,203,240, or 15.23%, and investment in real estate and premises and equipment increased $2,630,182, or 45.95%. The majority of these increases were due to the acquisition of Landmark Bank.

          Real estate loans held in portfolio increased $18,898,947, or 10.22% from year-end. During the three months ended March 31, 1997, proceeds from the sale of loans amounted to $2,114,621. Total sold loans were approximately $54 million a s of March 31, 1997. The Bank from time-to-time sells fixed-rate mortgage loans into the secondary market and retains the servicing on these loans in order to build fee income. The selling of fixed-rate loans reduces interest rate risk and creates liquidity. Commercial and municipal loans increased $17,255,357, or 207% during the first three month of the 1997 due to the acquisition of Landmark Bank.

          Real estate and chattel property owned totaled $ 732,641 and accounted for 22.70% of non-performing assets at March 31, 1997, compared to $723,478, or 30.65% at year-end 1996. Continuing to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

be included in the real estate owned amount is a real estate development loan, Blye Hill Landing in Newbury, NH, with a book value of $473,912 at March 31, 1997. At March 31, 1997, the Bank had recorded no properties as in-substance foreclosures.

          Total investments (at fair value) increased by $4,203,240, or 15.23%. Sales and maturities of securities were approximately $2.4 million while purchases amounted to approximately $6.8 million. The purchases of U.S. Treasuries accounted for approximately $5.5 million of this increase as the Company, in an attempt to limit price volatility, developed a two-year laddered Treasury portfolio.


          Non-performing assets amounted to $3,228,160, or 1.03% of assets at March 31, 1997, compared to $3,320,923, or 1.32% for the same period in 1996. The Bank includes all loans 90 days past due, all real estate owned, and non-interest-earning assets as non-performing assets. Investment in impaired loans totaled $1,012,358 and $1,188,183 at March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997, the Bank charged-off $298,731 of loans which had been previously reserved for.

          Deposits increased $50,438,085 for the first three months of 1997, due primarily to the acquisition of Landmark Bank. Federal Home Loan Bank of Boston (FHLBB) advances decreased $2,454,188 million to $17,719,837 during the three months ended March 31, 1997.


 LIQUIDITY AND CAPITAL RESOURCES

          The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At March 31, 1997, the Bank's percentage of 12.73% exceeded regulatory requirements.

          The Bank's sources of funds come from net deposit inflows, loan amortizations, and advances from the FHLBB. At March 31, 1997, the Bank had approximately $75 million in additional borrowing capacity available from the FHLBB. The Bank expects to be able to fund loan commitments of approximately $6.3 million by utilizing the FHLBB advance program, in the event future deposit inflows are not sufficient to cover funding needs.

          At March 31, 1997, the Company's capital amounted to $23,400,710, or 7.48% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The change of $4,207,020 is attributed to net income of $634,104, dividends paid of $213,123, a change in the unrealized loss on securities available for sale of $173,634, a change of $27,870 in paid-in capital and treasury stock due to the exercise of stock options and the increase of $3,931,803 due to the purchase of Landmark Bank. An increase in interest rates during the first three months of 1997 resulted in a drop in bond values. This in turn increased the unrealized loss on securities held as available for sale.

          Pursuant to Office of Thrift Supervision regulation, banks are required to maintain core, leverage, and total risk-based capital of 3.00%, 3.00%, and 8.00%, respectively. As of March 31, 1997, the Bank's core, leverage and total risk-based capital ratios were 6.04%, 6.04%, and 10.04%, respectively, well in excess of the regulators' requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          The Company's book value per share was $11.46 at March 31, 1997, versus $11.26 at December 31, 1996. The increase was primarily attributable to the purchase of Landmark Bank.

INTEREST RATE SENSITIVITY

          The Bank's one-year interest sensitive gap at March 31, 1997, was approximately negative nine percent, compared to the December 31, 1996, gap position of approximately negative ten percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time-to-time, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of March 31, 1997, adjustable rate mortgages accounted for approximately 83% of total loans.

          The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. The Bank's gap, of approximately negative nine percent at March 31, 1997, means earnings would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of liabilities.

         OPERATING RESULTS  FOR THE THREE MONTHS ENDED MARCH 31, 1997
             AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996


          Operating Results for the first quarter in 1997 were $634,103, or $0.31 per share as compared to $348,849,or $0.21 per share for the same period in 1996, an increase of $285,254, or 81.77%. The increase was due to the reduction in FDIC insurance premiums, increased customer service fees, and increased income associated with the purchase of Landmark Bank.

          Net interest income increased by $607,634, or 29.73% due to upward adjustments to the Bank's variable rate loans and an increase in higher yielding loans pursuant to the Landmark Bank acquisition.


          Total non-interest income increased $98,711, or 27.73%. The increase was due primarily to the change in customer service fees of $74,852.

          Operating expenses increased $302,256, or 17.76% as certain expenses related to the acquisition were recorded.


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


          The reserve for loan losses at March 31, 1997, was $2,938,590 including $486,501 in specific reserves for loans classified as loss, compared to $2,158,026, including $356,437 in specific reserves, at year-end 1996. The total reserve for loan loss allowance represented 1.14% of total loans at March 31,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1997, compared to 0.98% at December 31, 1996. The allowance for loan losses as a percentage of non-performing assets was 91.03% at March 31, 1997, compared to 91.43% at December 31, 1996.


          Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank expects will materially impact future operating results, liquidity, or capital resources.

          Total classified loans, excluding special mention, as of March 31, 1997, were $8,589,388 compared to $5,254,069 at December 31, 1996. Of these amounts, $3,228,160 and $2,343,898, respectively, are included in non-performing assets.

          The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement became effective for the Bank as of January 1, 1995. Note 3 to the Financial Reports presents a discussion relative to impaired loans.

The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):

                                                       3-31-97                 12-31-96
                                                  -----------------         ----------------
90 days delinquent/(1)/                           $    899    0.29%         $   788    0.30%
Non-earning assets/(2)/                              1,597    0.51%             849    0.32%
Real estate and chattel property owned                 732    0.23%             723    0.27%
                                                  --------    -----         -------    -----
Total non-performing assets                       $  3,228    1.03%         $ 2,360    0.89%
                                                  --------    -----         -------    -----

Impaired loans                                    $  1,012    0.32%         $ 1,188    0.45%
                                                  --------    -----         -------    -----

/(1)/All loans 90 days or more delinquent are placed on a non-accruing status

/(2)/Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status


The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:

                                                      3-31-97                  12-31-96
                                                ------------------         -------------------
Real estate loans -
 Conventional                                   $1,695,142     78%          $1,603,860      84%
 Construction                                       73,861      1%              83,750       -
Collateral and Consumer                             48,952     11%              36,873      12%
Commercial and Municipal                         1,061,676     10%             294,034       4%
Impaired Loans                                      58,959      -              139,509       -
                                                ----------    -----         ----------    -----
Valuation allowance                             $2,938,590    100%          $2,158,026     100%
                                                ----------    -----         ----------    -----
Valuation allowance as a
 percentage of total loans                           1.14%                       0.98%
                                                ----------                  ----------

          As of March 31, 1997, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------

         At the Annual Meeting of Shareholders' held on April 9, 1997, Ralph B. Fifield, Jr., John A. Kelley, Jr., Jack H. Nelson, and Priscilla W. Ohler were re-elected as Directors of New Hampshire Thrift Bancshares, Inc. for three-year terms. Also, the appointment of Shatswell, Macleod & Company, P.C. as independent auditors for the year 1997 was ratified.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.)  Exhibits:

              None

         B.)  Reports on Form 8-K:

         A report on Form 8-K regarding the merger of Landmark Bank with and into Lake Sunapee Bank was filed on February 6, 1997. A Form 8-K/A was filed April 7, 1997 which incorporated proforma financial statements related to the acquisition into the February 6, 1997 filing.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                         -------------------------------------
                                                     (Registrant)





Date:      May 12, 1997                   /s/ Stephen W. Ensign
     -------------------------------      ------------------------------------
                                          Stephen W. Ensign
                                          Vice Chairman of the Board, President
                                          and Chief Executive Officer


Date:      May 12, 1997                   /s/ Stephen R. Theroux
     -------------------------------      ------------------------------------
                                          Stephen R. Theroux
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)