Form 10QSB
period 1997-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1997-08-13
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 1997
                                            -------------

                        Commission File Number 0-17859
                                               -------


                             NEW HAMPSHIRE THRIFT
                               BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


       State of Delaware                                02-0430695
   (State of Incorporation)                      (IRS Employer I.D. Number)


  PO Box 37, New London, New Hampshire                     03257
(Address of principal executive offices)                (Zip Code)


                                 603-526-2116
             (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X          No
                ---            ---

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of August 5, 1997 was 2,064,445.

Transitional small business disclosure format:

            Yes             No  X
                ---            ---

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION                                        PAGE

Item 1    Financial Statements:

          Consolidated Statements of Financial Condition                 1
          June 30, 1997 and December 31, 1996

          Consolidated Statements of Operations                          2
          For the Three Months Ended June 30, 1997 and 1996
          and the Six Months Ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flows                          3
          For the Six Months Ended June 30, 1997 and 1996

          Notes To Consolidated Financial Statements                     5

Item 2    Management's Discussion and Analysis of Financial              6
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                             12

Item 2    Changes in Securities                                         12

Item 3    Defaults Upon Senior Securities                               12

Item 4    Submission of Matters to a Vote of Common                     12
          Shareholders

Item 5    Other Information                                             12

Item 6    Exhibits and Reports on Form 8-K                              12

          Signatures                                                    13

Part I. Item I.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                        ------------      ------------
ASSETS
Cash and due from banks                                                 $  9,470,429      $  5,868,749
Federal funds sold                                                            60,000         5,134,000
                                                                        ------------      ------------
  Cash and cash equivalents                                                9,530,429        11,002,749
Securities available for sale                                             28,452,934        24,950,725
Securities held to maturity                                                  315,276           340,276
Other investments                                                          2,307,557         2,307,557
Loans held for sale                                                           -                745,650
Loans receivable, net                                                    257,130,908       215,153,819
Nonaccrual loans                                                           1,046,770           848,942
Accrued interest receivable                                                1,749,392         1,354,042
Bank premises and equipment, net                                           7,595,950         5,104,366
Investments in real estate                                                   723,799           619,487
Real estate owned and property acquired in settlement of loans               632,023           723,478
Goodwill                                                                   3,576,946              -
Other assets                                                               2,218,302         1,234,253
                                                                        ------------      ------------
       Total assets                                                     $315,280,286      $264,385,344
                                                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                         $ 13,859,131      $ 10,587,757
Savings and NOW accounts                                                 116,923,426        96,630,673
Time deposits                                                            133,064,232       106,740,465
                                                                        ------------      ------------
  Total deposits                                                         263,846,789       213,958,895
Securities sold under agreements to repurchase                             5,538,420         8,662,736
Federal funds purchased                                                    2,090,500              -
Advances from Federal Home Loan Bank                                      17,387,042        20,174,025
Accrued expense and other liabilities                                      2,297,303         2,395,998
                                                                        ------------      ------------
       Total liabilities                                                 291,160,054       245,191,654
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                               -                 -
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,047,857 shares outstanding at
  June 30, 1997, 2,147,282 shares issued and 1,704,982 shares
  outstanding at December 31, 1996                                            24,798            21,473
Paid-in capital                                                           17,226,736        13,241,774
Retained earnings                                                          9,301,123         8,437,149
Unrealized loss on securities available for sale                             (86,370)         (127,179)
                                                                        ------------      ------------
                                                                          26,466,287        21,573,217
Treasury stock, at cost, 432,001 shares as of June 30, 1997
  and 442,300 as of December 31, 1996                                     (2,346,055)       (2,379,527)
                                                                        ------------      ------------
       Total shareholders' equity                                         24,120,232        19,193,690
                                                                        ------------      ------------
       Total liabilities and shareholders' equity                       $315,280,286      $264,385,344
                                                                        ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1997 and 1996
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                           1997            1996              1997            1996
                                                        ----------     -----------       -----------      ----------
Interest income
  Interest on loans                                     $5,303,173      $4,200,012       $10,549,004      $8,286,044
  Interest and dividends on investments                    513,198         463,931         1,059,562         953,543
                                                        ----------     -----------       -----------      ----------
     Total interest income                               5,816,371       4,663,943        11,608,566       9,239,587
                                                        ----------     -----------       -----------      ----------

Interest expense
  Interest paid to depositors                            2,852,159       2,066,025         5,711,731       4,198,985
  Interest on advances and other borrowed money            262,734         455,074           543,959         855,820
                                                        ----------     -----------       -----------      ----------
     Total interest expense                              3,114,893       2,521,099         6,255,690       5,054,805
                                                        ----------     -----------       -----------      ----------

  Net interest income                                    2,701,478       2,142,844         5,352,876       4,184,782

Provision for loan losses                                  164,109         497,554           376,610         674,191
                                                        ----------     -----------       -----------      ----------

  Net interest income after provision for loan losses    2,537,369       1,645,290         4,976,266       3,510,591
                                                        ----------     -----------       -----------      ----------

Non-interest income
  Customer service fees                                    354,914         327,429           664,274         563,762
  Net gain on sale of securities and bank property         124,064         262,427           173,153         259,873
  Rental income                                             70,982          55,393           141,784         111,392
  Brokerage service income                                  36,136          40,924            61,558         107,638
  Other income                                                 675             671               675           1,966
                                                        ----------     -----------       -----------      ----------
     Total other income                                    586,771         686,844         1,041,444       1,044,631
                                                        ----------     -----------       -----------      ----------

Other expenses
  Salaries and employee benefits                           947,547         734,965         1,908,989       1,558,905
  Occupancy expenses                                       353,854         327,313           767,877         655,002
  Advertising and promotion                                 50,709          50,648           128,172          64,745
  Depositors' insurance                                     39,721         114,747            53,554         227,775
  Outside services                                         122,588          92,759           253,327         182,381
  Provision for other real estate owned losses                -             25,000              -             70,000
  Goodwill amortization                                     60,958            -              118,728            -
  Other expenses                                           476,648         271,621           825,572         560,184
                                                        ----------     -----------       -----------      ----------
     Total other expenses                                2,052,025       1,617,053         4,056,219       3,318,992
                                                        ----------     -----------       -----------      ----------

Income before provision for income taxes                 1,072,115         715,081         1,961,491       1,236,230

Provision for income taxes                                 373,500         235,700           628,772         408,000
                                                        ----------     -----------       -----------      ----------

Net income                                              $  698,615     $   479,381       $ 1,332,719      $  828,230
                                                        ==========     ===========       ===========      ==========

Earnings per common share                               $     0.34     $      0.28       $      0.64      $     0.49
                                                        ==========     ===========       ===========      ==========

Dividends declared per common share                     $    0.125     $      0.13       $      0.25      $     0.25
                                                        ==========     ===========       ===========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                                  June 30,        June 30,
                                                                                   1997            1996
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 1,332,719     $   828,230
    Adjustments to reconcile net income to net cash
       provided by operating activities -
      Amortization of goodwill                                                      118,728            -
      Depreciation and amortization                                                 305,459         235,558
      Loans originated for sale                                                  (5,494,388)     (6,301,226)
      Proceeds from sale of loans                                                 5,477,927       6,309,540
      (Gain) loss from sale of loans                                                 16,461          (8,314)
      (Gain) loss from sale of debt securities available for sale                   (56,200)            731
      Gain from sale of bank premises and equipment                                    -           (253,497)
      Loss from sale of equity securities available for sale and writedowns          13,882            -
      Provision for loan losses and other real estate owned losses                  376,610         744,191
      (Increase) decrease in accrued interest and other assets                     (466,572)        970,411
      Decrease in deferred loan fees                                                (53,254)        (42,005)
      Increase (decrease) in accrued expenses and other liabilities                (509,570)        184,324
                                                                                -----------     -----------
            Net cash provided by operating activities                             1,061,802       2,667,943
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (221,434)       (151,018)
  Proceeds from sale of bank premises and equipment                                    -            330,000
  Proceeds from sale of debt securities available for sale                        5,815,622         951,471
  Proceeds from sale of equity securities available for sale                        223,618         200,000
  Purchase of securities available for sale                                      (8,656,036)     (3,842,459)
  Maturities of securities available for sale                                          -          2,398,000
  Principal reduction on held to maturity security                                   25,000          25,000
  Net decrease in loans to customers                                             (1,877,477)     (4,972,842)
  Increase in nonaccrual loans                                                     (197,828)     (1,147,067)
  Decrease in real estate owned                                                      91,455         164,506
                                                                                -----------     -----------
            Net cash used in investing activities                                (4,797,080)     (6,044,409)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        1,696,531         332,327
  Net decrease in repurchase agreements                                          (3,308,116)     (5,351,824)
  Increase (decrease) in advances from Federal Home Loan Bank                      (696,483)      5,477,176
  Net change in other borrowed money                                                   -             (9,077)
  Cash and cash equivalents of $7,559,731 acquired in
    the purchase of Landmark Bank, less cash of
    $2,275,000 paid for the common stock of Landmark Bank
    and less $313,520 for acquisition costs                                       4,971,211            -
  Dividends paid                                                                   (468,745)       (422,468)
  Proceeds from exercise of stock options                                            68,560          17,251
                                                                                -----------     -----------
            Net cash provided by financing activities                             2,262,958          43,385
                                                                                -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,472,320)     (3,333,081)
CASH AND CASH EQUIVALENTS, beginning of period                                   11,002,749      10,993,297
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 9,530,429     $ 7,660,216
                                                                                ===========     ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                               June 30,           June 30,
                                                                                1997               1996
                                                                             -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                             $ 6,686,379        $ 4,215,158
    Interest on advances and other borrowed money                                640,868            853,362
                                                                             -----------        -----------
            Total interest paid                                              $ 7,327,247        $ 5,068,520
                                                                             ===========        ===========
    Income taxes, net                                                        $   604,531        $   190,619
                                                                             ===========        ===========

Supplemental disclosure of noncash investing and financing activities:
   Transfers from loans to real estate acquired through foreclosure          $    78,000        $      -
                                                                             ===========        ===========


In 1997 the Company purchased all of the common stock of Landmark Bank for $6,206,803. In Conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                                $55,783,819
Value of common stock issued                                                  (3,931,803)
Cash paid for the common stock                                                (2,275,000)
Deferred acquisition costs                                                      (772,016)
                                                                             -----------
Liabilities assumed                                                          $48,805,000
                                                                             ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1997 and December 31, 1996


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B - Accounting Policies
----------------------------

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1996.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly-owned subsidiary, Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All Significant intercompany balances have been eliminated.

Note C - Merger with Landmark Bank
----------------------------------

On July 26, 1996, the Company entered into an agreement and plan of reorganization (the "Merger Agreement") with Landmark Bank. Pursuant to the Merger Agreement, the Company acquired all of the outstanding shares of Landmark Bank for total consideration of approximately $6 Million. On January 22, 1997, the Company completed the acquisition of Landmark Bank.

Under the terms of the merger agreement, holders of Landmark Bank's stock could elect to receive $12.00 in cash per share, or exchange their stock for stock in the Company at a ratio of 1.1707 shares of the common stock of the Company per Landmark share, subject to 60% of Landmark's stock being converted to stock and 40% to cash. Allocation of the merger consideration took place in February, 1997.

PART I.  ITEM II.    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of June 30, 1997, the Company had capital of $1,186,157, which it plans to use to continue its annual dividend payout of $0.50 per share.

          On July 29, 1996, the Company announced that the Bank had entered into a definitive agreement to acquire Landmark Bank, a small commercial bank located in Lebanon, NH. The agreement provided Landmark Bank shareholders the right to elect to receive $12.00 in cash per share, or to exchange their shares for New Hampshire Thrift Bancshares, Inc. shares, with a total consideration of sixty per cent in stock and forty per cent in cash. On January 22, 1997, the Company announced that the acquisition of Landmark Bank was complete. The total transaction value was approximately $6 million.

          The combined banking operation as of June 30, 1997, reflected total assets of approximately $315 million, deposits of $264 million, capital of $24 million, and a total of 11 offices located in Sullivan, Merrimack, Grafton, and Hillsborough counties.

          On July 9, 1997, Phoenix Home Life Mutual Insurance Company and Charter Holding Corporation announced their intentions to form a partnership. Lake Sunapee Bank is currently a one-sixth owner of Charter Holding Corporation. Upon completion of the definitive agreement and regulatory approval, Phoenix will acquire a majority ownership on Charter Trust Corporation. This arrangement will complement the Phoenix's strategy to distribute life insurance products and services through the member banks. The definitive agreement is expected to be signed within the next 30 days. The Bank expects to realize a one-time, after-tax gain of approximately $500,000.


FINANCIAL CONDITION

          During the first six months of 1997, total assets increased by $50,894,942, or 19.25% to $315,280,286. Net loans increased $41,977,089, or
19.51%, investment securities increased $3,477,209, or 12.60%, and investment in real estate and premises and equipment increased $2,595,896, or 45.35%. These increases were due primarily to the acquisition of Landmark Bank.

          During the six months ended June 30, 1997, proceeds from the sale of loans amounted to $5,477,927. Total sold loans were approximately $55 million as of June 30, 1997. The Bank from time-to-time sells fixed-rate mortgage loans into the secondary market and retains the servicing on these loans in order to build fee income. The selling of fixed-rate loans reduces interest rate risk and creates liquidity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Real estate and chattel property owned totaled $632,023 and accounted for 28.75% of non-performing assets at June 30, 1997, compared to $723,478, or 30.65% at year-end 1996. The decrease was due to the sale of three real estate owned properties. Continuing to be included in the real estate owned amount is a real estate development loan, Blye Hill Landing in Newbury, NH, with a book value of $478,216 at June 30, 1997. At June 30, 1997, the Bank had recorded no properties as in-substance foreclosures.

          As mentioned above, total investments (at fair value) increased by $3,477,209, or 12.60%. Sales and maturities of securities were approximately $6.0 million while purchases amounted to approximately $9.0 million. The purchase of U.S. Treasuries accounted for approximately $7.0 million of this increase as the Company, in an attempt to limit market volatility, bought Treasuries maturing within two years.

          Non-performing assets decreased 41.96% to $2,197,862, or 0.70% of assets at June 30, 1997, from $3,120,133, or 1.21% for the same period in 1996. The Bank includes all loans 90 days past due, all real estate owned, and non-interest-earning assets as non-performing assets. Investment in impaired loans totaled $1,116,499 and $1,188,183 at June 30, 1997, and December 31, 1996, respectively. As of June 30, 1997, the Bank charged -off $660,478 of loans which had been previously reserved for.

The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):

                                           6-30-97         12-31-96
                                        -------------    -------------

90 days delinquent/(1)/                 $  519  0.16%    $  788  0.30%
Non-earning assets/(2)/                  1,047  0.33%       849  0.32%
Real estate  owned                         632  0.20%       707  0.27%
                                        ------  ----     ------  ----
Total non-performing assets             $2,198  0.69%    $2,344  0.89%
                                        ======  ====     ======  ====
Impaired loans                          $1,116  0.35%    $1,188  0.45%
                                        ======  ====     ======  ====

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:


                                             6-30-97             12-31-96
                                        ----------------    ----------------
Real estate loans -
 Conventional                           $1,712,378   78%    $1,603,860   84%
 Construction                               74,575    1%        83,750    -
Collateral and Consumer                     96,149   11%        36,873   12%
Commercial and Municipal                   782,624   10%       294,034    4%
Impaired Loans                              86,116    -        139,509    -
                                        ----------  ---     ----------  ---
Valuation allowance                     $2,751,842  100%    $2,158,026  100%
                                        ==========  ===     ==========  ===
Valuation allowance as a
 percentage of total loans                    1.06%               0.98%
                                        ==========          ==========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          As of June 30, 1997, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

          Deposits increased $49,887,894 for the first six months of 1997, due primarily to the acquisition of Landmark Bank. Repurchase agreements decreased $3,124,316 due to the outflow of municipal funds that were held at year-end. Federal Home Loan Bank of Boston (FHLBB) advances decreased $2,786,983 million to $17,387,042 during the first six months as the Bank utilized its available cash and cash equivalents and its increase in deposits to fund loans.

          At June 30, 1997, consolidated capital amounted to $24,120,232, or 7.65% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The Company's book value per share was $11.78 at June 30, 1997, versus $11.26 at December 31, 1996. The increase was primarily attributable to the purchase of Landmark Bank.

Liquidity and Capital Resources
-------------------------------

          The Bank's sources of funds come from net deposit inflows, loan amortizations and payoffs, and maturities of investment securities. The primary source of funds comes from depositors with the largest segment being time deposits. Time deposits account for approximately 50% of all deposits. Approximately $11 million of time deposits will mature during July. The majority of these deposits are expected to be reinvested. Deposits are obtained from customers primarily within the Bank's community reinvestment area.

          The Bank also has the ability to borrow from the Federal Home Loan Bank (FHLB). At June 30, 1997, the Bank had approximately $75 million in additional borrowing capacity available from the FHLB. The Bank expects to be able to fund loan commitments of approximately $9.8 million by utilizing the FHLB advance program, in the event future deposit inflows are not sufficient to cover funding needs.

          Liquidity represents the Bank's ability to meet its funding requirements. In assessing appropriate levels, the Bank considers deposit levels, lending requirements, and investment maturities. Through this assessment, the Bank manages its liquidity level in order to maximize earnings and also respond to customer needs. The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At June 30, 1997, the Bank's percentage of 10.61% exceeded regulatory requirements. Management believes that the Bank's liquidity is adequate to meet current and future needs.

          As mentioned above, at June 30, 1997, consolidated capital amounted to $24,120,232, or 7.65% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The change of $4,926,542 is attributed to net income of $1,332,719, dividends paid of $468,745, a change in the unrealized loss on securities classified as available for sale of $40,809, a change of $89,956 in paid-in capital and treasury stock due to the exercise of stock options and the increase of $3,931,803 due to the purchase of Landmark Bank.

          As a result of the improvement in the market values on the available for sale portfolio, the unrealized loss, net of deferred taxes, improved $214,443 to $86,370 as compared to $300,813 at the end of the first quarter in 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Pursuant to Office of Thrift Supervision regulation, banks are required to maintain tangible, core, and total risk-based capital of 1.50%, 3.00%, and 8.00%, respectively. As of June 30, 1997, the Bank's tangible, core, and total risk-based capital ratios were 6.23%, 6.23%, and 10.64%, respectively, well in excess of the regulators' requirements.

          Net cash provided by operating activities was $1,061,802 in 1997 compared to $2,667,943 in 1996. This change was due primarily to the decrease in accrued expenses and other liabilities.

          Net cash outflows from investing activities totaled $4,797,080 compared to $6,044,409. The net change was primarily the result of a decrease in loan to customers and a decrease in nonaccrual loans totaling approximately $4 million combined with an increase in investment security purchases of approximately $2.3 million.

          As of June 30, 1997, net cash provided by financing activities was $2,262,958 compared to $43,385 for the same period in 1996. The change was attributable to a decrease in FHLB advances and federal funds purchased of $696,483 compared to an increase of $5,477,176 in 1996, an increase of $4,971,211 attributable to the purchase of Landmark Bank, and a net change in deposits and repurchase agreements, compared to 1996, of approximately $1.6 million.

Interest Rate Sensitivity
-------------------------

          The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. A negative gap means earnings would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of liabilities.

          The Bank's one-year interest sensitive gap at June 30, 1997, was approximately negative nine percent, compared to the December 31, 1996, gap position of approximately negative ten percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time-to-time, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of June 30, 1997, adjustable rate mortgages accounted for approximately 83% of total loans.

Allowance for Loan Losses and Asset Quality
-------------------------------------------

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

          The allowance for loan loss at June 30, 1997, was $2,751,842 including $220,172 in specific reserves for loans classified as loss, compared to $2,158,026, including $356,437 in specific reserves, at year-end 1996. The total reserve for loan loss allowance represented 1.06% of total loans at June 30,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1997, compared to 0.98% at December 31, 1996. The allowance for loan loss as a percentage of non-performing assets was 125.21% at June 30, 1997, compared to 91.43% at December 31, 1996.

          Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank expects will materially impact future operating results, liquidity, or capital resources.

          Total classified loans, excluding special mention, as of June 30, 1997, were $8,115,622 compared to $5,254,069 at December 31, 1996. Of these amounts, $2,197,862 and $2,343,898, respectively, are included in non-performing assets.

RESULTS OF OPERATIONS

          Net income for the six months ended June 30, 1997, was $1,332,719, or $0.64 per share compared to $828,230, or $0.49 in 1996. Net income for the second quarter in 1997 was $698,615, or $0.34 per share as compared to $479,381, or $0.28 per share for the same period in 1996, an increase of $504,489, or 60.91% and $219,234, or 45.73%, respectively. These increases were due primarily to an overall increase in the yield on loans, the reduction in FDIC insurance premiums, increased customer service fees, and increased income associated with the purchase of Landmark Bank.

          Interest income increased $2,368,979 and $1,152,428, for the six months and the three months ended June 30, 1997, respectively. These increases were attributable to both an increase in market interest rates and the volume and mix of interest earning assets. The acquisition of Landmark Bank in January, increased the Bank's commercial loan portfolio and, accordingly, the overall yield on loans.

          Interest expense increased $1,200,885 and $593,794, for the six months and the three months ended June 30, 1997, respectively. This increase is attributable to a higher average balance of deposits outstanding during the periods. The Bank acquired approximately $48 million in deposits as a result of the Landmark merger.

          Net interest income increased by $1,168,094, or 27.91% and $558,634, or 26.07% for the six months and the three months ended June 30, 1997. The increase is a result of increased average outstanding balances in interest earning assets and an improved interest rate spread for the periods. The
Bank's interest rate spread increased primarily because of lower interest expense on decreased average balances of FHLB advances and other borrowed money, while overall market interest rates were higher .

          Provision for loan losses totaled $376,610 and $164,109 for the six months and three months ended June 30, 1997. Provisions and the resulting allowance for loan loss are amounts management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged against the allowance when management believes collectibility is unlikely. The decision to increase or decrease the provision is based on several factors, which include but are not limited to, prior loan loss experience, risk and size characteristics of existing loans, the current level of delinquencies, and the prevailing economic conditions. Based upon an analysis of the adequacy of its reserves, the Bank did not provide as significant an addition to the allowance for loan loss during the first six months of 1997 as it did in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          The change in total non-interest income was flat for the first six months ended June 30, 1997, and decreased $100,073, or 14.57% for the three month period 1997 compared to 1996. The second quarter decrease was due primarily to the change in net gains on the sale of securities and bank properties of $138,363. In 1996, the Bank had recorded a gain of $253,497 on the sale of a piece of property located adjacent to the Bank's New London office.

          Operating expenses increased $737,277, or 22.21% and $434,972, or 26.90% for the six months and the three months ended June 30, 1997, respectively, as the operating expenses of Landmark Bank were realized. Salaries and benefits were higher due to increased personnel and occupancy expenses increased due to the additional facilities acquired. Advertising and promotion increased as a greater emphasis was placed on the recently acquired market.

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------

         At the Annual Meeting of Sharholders' held on April 9, 1997, the following Directors of New Hampshire Thrift Bancshares, Inc. were re-elected for three year terms:

                                           For                 Withheld
                                        ---------              --------
         Ralph B. Fifield, Jr.          1,620,218               47,229
         John A. Kelley, Jr.            1,651,050               16,397
         Jack H. Nelson                 1,637,294               30,153
         Priscilla W. Ohler             1,617,332               50,115

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors was also ratified as follows:

                                   For          Against          Abstain
                                ---------       -------          -------
                                1,641,993        6,051           19,403

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.)  Exhibits:

              Exhibit 11 - Earnings per share are calculated using the weighted average number of shares outstanding at the end of the period plus common stock equivalents, as appropriate, resulting from the granting of incentive stock options. Common stock equivalents are determined using the treasury method. Common stock equivalents are included in the computation of earnings per share if they have a dilutive effect.

              Exhibit 27 - Financial Data Schedules (EDGAR filing only)

         B.)  Reports on Form 8-K:

              None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                    -------------------------------------
                                                (Registrant)



Date:   August 13, 1997                    /s/ Stephen W. Ensign
     ---------------------                 ----------------------------------
                                           Stephen W. Ensign
                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer


Date:   August 13, 1997                    /s/ Stephen R. Theroux
     ---------------------                 ---------------------------------
                                           Stephen R. Theroux
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)