Form 10QSB
period 1997-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1997-11-13
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 1997
                              ------------------

                        Commission File Number 0-17859
                                    -------


                             NEW HAMPSHIRE THRIFT
                               BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


        State of Delaware                               02-0430695
    (State of Incorporation)                     (IRS Employer I.D. Number)



        PO Box 9, Newport, New Hampshire              03773
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

                                         Yes  X          No
                                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of October 31, 1997, was 2,081,343.

Transitional small business disclosure format:

                                         Yes           No   X
                                            -----         -----

              NEW HAMPSHIRE THRIFT BANCSHARES, INC.NEW HAMPSHIRE
                            THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1   Financial Statements:

         Consolidated Statements of Financial Condition
         September 30, 1997 and December 31, 1996                        1

         Consolidated Statements of Operations
         For the Three Months Ended September 30, 1997 and 1996
         and the Nine Months Ended September 30, 1997 and 1996           2

         Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 1997 and 1996           3

         Notes To Consolidated Financial Statements                      5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                              12

Item 2   Changes in Securities                                          12

Item 3   Defaults Upon Senior Securities                                12

Item 4   Submission of Matters to a Vote of Common
         Shareholders                                                   12

Item 5   Other Information                                              12

Item 6   Exhibits and Reports on Form 8-K                               12

         Signatures                                                     13

Part I. Item I. NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       September 30, 1997 and December 31, 1996
                                      (Unaudited)


                                                                               September 30,              December 31,
                                                                                   1997                       1996
                                                                              ---------------            --------------
ASSETS
Cash and due from banks                                                       $     8,050,521            $    5,868,749
Federal funds sold                                                                  7,412,000                 5,134,000
                                                                              ---------------            --------------
  Cash and cash equivalents                                                        15,462,521                11,002,749
Securities available for sale                                                      29,723,796                24,950,725
Securities held to maturity                                                            75,000                   340,276
Other investments                                                                   1,987,560                 2,307,557
Loans held for sale                                                                         -                   745,650
Loans receivable, net                                                             254,478,601               215,153,819
Nonaccrual loans                                                                    1,342,995                   848,942
Accrued interest receivable                                                         1,683,579                 1,354,042
Bank premises and equipment, net                                                    7,671,772                 5,104,366
Investments in real estate                                                            606,034                   619,487
Real estate owned and property acquired in settlement of loans                        725,851                   723,478
Goodwill                                                                            3,521,931                         -
Other assets                                                                        2,058,396                 1,234,253
                                                                              ---------------            --------------

       Total assets                                                           $   319,338,036            $  264,385,344
                                                                              ---------------            --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                               $    11,892,489            $   10,587,757
Savings and NOW accounts                                                          124,554,400                96,630,673
Time deposits                                                                     132,682,055               106,740,465
                                                                              ---------------            --------------
  Total deposits                                                                  269,128,944               213,958,895
Securities sold under agreements to repurchase                                      5,236,780                 8,662,736
Federal funds purchased                                                                     -                         -
Advances from Federal Home Loan Bank                                               17,314,689                20,174,025
Accrued expense and other liabilities                                               2,681,276                 2,395,998
                                                                              ---------------            --------------

       Total liabilities                                                          294,361,689               245,191,654
                                                                              ---------------            --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,                     -                         -
  no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,479,858 shares issued and 2,074,683 shares outstanding at September 30, 1997,
  2,147,282 shares issued and 1,704,982 shares
  outstanding at December 31, 1996                                                     24,798                    21,473
Paid-in capital                                                                    17,446,066                13,241,774
Retained earnings                                                                   9,744,284                 8,437,149
Unrealized gain (loss) on securities available for sale                               166,464                  (127,179)
                                                                              ---------------            --------------
                                                                                   27,381,612                21,573,217
Treasury stock, at cost, 405,175 shares as of September 30, 1997
  and 442,300 as of December 31, 1996                                              (2,405,265)               (2,379,527)
                                                                              ---------------            --------------

       Total shareholders' equity                                                  24,976,347                19,193,690
                                                                              ---------------            --------------

       Total liabilities and shareholders' equity                             $   319,338,036            $  264,385,344
                                                                              ---------------            --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 1997 and 1996 For the Nine
                   Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                  1997                  1996
                                                                            -----------------     ----------------
Interest income
  Interest on loans                                                         $       5,324,092     $      4,247,487
  Interest and dividends on investments                                               546,491              483,977
                                                                            -----------------     ----------------
     Total interest income                                                          5,870,583            4,731,464
                                                                            -----------------     ----------------

Interest expense
  Interest paid to depositors                                                       2,934,551            2,178,739
  Interest on advances and other borrowed money                                       256,754              444,645
                                                                            -----------------     ----------------
     Total interest expense                                                         3,191,305            2,623,384
                                                                            -----------------     ----------------

  Net interest income                                                               2,679,278            2,108,080

Provision for loan losses                                                             253,054              206,541
                                                                            -----------------     ----------------

  Net interest income after provision for loan losses                               2,426,224            1,901,539
                                                                            -----------------     ----------------

Non-interest income
  Customer service fees                                                               356,187              299,062
  Net gain on sale of securities and bank property                                    489,907               19,378
  Rental income                                                                        72,370               56,281
  Brokerage service income                                                             32,689               29,480
  Other income                                                                              -                  539
                                                                            -----------------     ----------------
     Total other income                                                               951,153              404,740
                                                                            -----------------     ----------------

Other expenses
  Salaries and employee benefits                                                      991,006              823,212
  Occupancy expenses                                                                  383,616              279,155
  Advertising and promotion                                                            83,684               53,063
  Depositors' insurance                                                                34,979              113,306
  Special FDIC Assessment                                                                   -              995,000
  Outside services                                                                    170,097               90,844
  Provision for other real estate owned losses                                              -               70,000
  Goodwill amortization                                                                61,754                    -
  Other expenses                                                                      574,399              243,507
                                                                            -----------------     ----------------
     Total other expenses                                                           2,299,535            2,668,087
                                                                            -----------------     ----------------
                                                                                                  .
Income (loss) before provision for income taxes                                     1,077,842             (361,808)

Provision for (benefit from) income taxes                                             376,500             (119,000)
                                                                            -----------------     ----------------

Net income (loss)                                                           $         701,342     $       (242,808)
                                                                            -----------------     ----------------

Earnings (loss) per common share                                            $            0.33     $          (0.14)
                                                                            -----------------     ----------------

Dividends declared per common share                                         $            0.12     $          0.125
                                                                            -----------------     ----------------


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  1997                   1996
                                                                            -----------------     ----------------
Interest income
  Interest on loans                                                         $      15,873,096     $     12,491,469
  Interest and dividends on investments                                             1,606,053            1,437,520
                                                                            -----------------     ----------------

     Total interest income                                                         17,479,149           13,928,989
                                                                            -----------------     ----------------

Interest expense
  Interest paid to depositors                                                       8,646,282            6,377,724
  Interest on advances and other borrowed money                                       800,713            1,300,465
                                                                            -----------------     ----------------

     Total interest expense                                                         9,446,995            7,678,189
                                                                            -----------------     ----------------

  Net interest income                                                               8,032,154            6,250,800

Provision for loan losses                                                             629,664              880,732
                                                                            -----------------     ----------------

  Net interest income after provision for loan losses                               7,402,490            5,370,068
                                                                            -----------------     ----------------

Non-interest income
  Customer service fees                                                             1,020,461              904,886
  Net gain on sale of securities and bank property                                    663,060              279,251
  Rental income                                                                       214,154              167,673
  Brokerage service income                                                             94,247              137,117
  Other income                                                                            675                2,505
                                                                            -----------------     ----------------

     Total other income                                                             1,992,597            1,491,432
                                                                            -----------------     ----------------

Other expenses
  Salaries and employee benefits                                                    2,899,995            2,382,117
  Occupancy expenses                                                                1,151,493              934,157
  Advertising and promotion                                                           211,856              117,808
  Depositors' insurance                                                                88,533              341,081
  Special FDIC Assessment                                                                   -              995,000
  Outside services                                                                    423,424              273,225
  Provision for other real estate owned losses                                              -              140,000
  Goodwill amortization                                                               180,482                    -
  Other expenses                                                                    1,399,971              803,691
                                                                            -----------------     ----------------

     Total other expenses                                                           6,355,754            5,987,079
                                                                            -----------------     ----------------

Income (loss) before provision for income taxes                                     3,039,333              874,421

Provision for (benefit from) income taxes                                           1,005,272              289,000
                                                                            -----------------     ----------------

Net income (loss)                                                           $       2,034,061     $        585,421
                                                                            -----------------     ----------------

Earnings (loss) per common share                                            $            0.97     $           0.34
                                                                            -----------------     ----------------

Dividends declared per common share                                         $            0.37     $          0.375
                                                                            -----------------     ----------------




The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                   September 30,           September 30,
                                                                                        1997                    1996
                                                                                  -----------------       -----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                $       2,034,061       $         585,421
          Adjustments to reconcile net income to net cash
             provided by operating activities -
            Amortization of goodwill                                                        180,482                       -
            Depreciation and amortization                                                   441,740                 338,969
            Loans originated for sale                                                   (13,548,007)            (10,891,780)
            Proceeds from sale of loans                                                  13,476,454              10,847,663
            Loss from sale of loans                                                          71,553                  44,117
            (Gain) loss from sale of debt securities available for sale                     (59,776)                    667
            Loss from sale of equity securities available for sale                                -                  10,000
            (Gain) loss from sale of bank premises and equipment                             31,705                (253,497)
            Net gain from sale of equity securities available for sale
              and writedowns                                                               (489,348)                      -
            Provision for loan losses and other real estate owned losses                    629,664               1,020,732
            (Increase) decrease in accrued interest and other assets                       (351,235)                967,492
            Decrease in deferred loan fees                                                  (75,128)                (62,841)
            Increase (decrease) in accrued expenses and other liabilities                   (77,412)              1,614,130
                                                                                  -----------------       -----------------
                  Net cash provided by operating activities                               2,264,753               4,221,073
                                                                                  -----------------       -----------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                               (428,251)               (201,487)
        Proceeds from sale of bank premises and equipment                                    80,774                 330,000
        Proceeds from sale of debt securities available for sale                         14,081,796               2,459,886
        Proceeds from sale of equity securities available for sale                        2,012,719                 300,000
        Purchase of securities available for sale                                       (18,716,457)             (9,040,209)
        Maturities of securities available for sale                                         100,000               2,498,000
        Principal reduction on held to maturity security                                     25,000                  25,000
        Net increase (decrease) in loans to customers                                       543,650              (7,544,697)
        Increase in nonaccrual loans                                                       (494,053)               (770,147)
        (Increase) decrease in real estate owned                                             (2,373)                 47,580
                                                                                  -----------------       -----------------
                  Net cash used in investing activities                                  (2,797,195)            (11,896,074)
                                                                                  -----------------       -----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                                          6,978,686               6,635,255
        Net decrease in repurchase agreements                                            (3,609,756)             (4,750,497)
        Increase (decrease) in advances from Federal Home Loan Bank                      (2,859,336)              2,861,001
        Net change in other borrowed money                                                   (5,000)                (29,077)
        Cash and cash equivalents of $7,559,731 acquired in the purchase of
          Landmark Bank, less cash of $2,275,000 paid for the common stock of
          Landmark Bank
          and less $320,261 for acquisition costs                                         4,964,470                       -
        Dividends paid                                                                     (726,926)               (633,943)
        Proceeds from exercise of stock options                                             250,076                  64,748
                                                                                  -----------------       -----------------
                  Net cash provided by financing activities                               4,992,214               4,147,487
                                                                                  -----------------       -----------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,459,772              (3,527,514)
      CASH AND CASH EQUIVALENTS, beginning of period                                     11,002,749              10,993,297
                                                                                  -----------------       -----------------
      CASH AND CASH EQUIVALENTS, end of period                                     $     15,462,521       $       7,465,783


The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)


                                                                                    September 30,           September 30,
                                                                                       1997                    1996
                                                                                  -----------------       -----------------

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest on deposit accounts                                            $       8,644,430       $       6,385,103
          Interest on advances and other borrowed money                                     818,931               1,300,756
                                                                                  -----------------       -----------------
                  Total interest paid                                             $       9,463,361       $       7,685,859
                                                                                  =================       =================
          Income taxes, net                                                       $       1,003,733       $         190,619
                                                                                  =================       =================
      Supplemental disclosure of noncash investing and financing activities:
         Transfers from loans to real estate acquired through foreclosure         $          84,021       $         200,000
                                                                                  =================       =================

In 1997 the Company purchased all of the common stock of Landmark Bank for $6,206,803. In Conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired                                             $      55,790,558
        Value of common stock issued                                                     (3,931,803)
        Cash paid for the common stock                                                   (2,275,000)
        Deferred acquisition costs                                                         (778,755)
                                                                                  -----------------
        Liabilities assumed                                                       $      48,805,000
                                                                                  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1997 and December 31, 1996


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

          The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of September 30, 1997, the Company had capital of $1,079,774, which it plans to use to continue its annual dividend payout of $0.50 per share.

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

  The combined banking operation as of September 30, 1997, reflected total assets of approximately $319 million, deposits of $269 million, capital of $25 million, and a total of 11 offices located in Sullivan, Merrimack, Grafton, and Hillsborough counties.

          On July 9, 1997, Phoenix Home Life Mutual Insurance Company and Charter Holding Corporation announced their intentions to form a partnership. Lake Sunapee Bank is currently a one-sixth owner of Charter Holding Corporation. Upon completion of the definitive agreement and regulatory approval, Phoenix will acquire a majority ownership on Charter Trust Corporation. This arrangement will complement the Phoenix's strategy to distribute life insurance products and services through the member banks. The arrangement became effective on September 30, 1997. The Bank realized a one-time, after-tax gain of approximately $335,000.


FINANCIAL CONDITION

          During the first nine months of 1997, total assets increased by $54,952,692, or 20.79% to $319,338,036. Net loans increased $39,324,782, or
18.28%, investment securities increased $4,187,798, or 15.17%, and investment in real estate and premises and equipment increased $2,553,983, or 44.62%. These increases were due primarily to the acquisition of Landmark Bank.

          During the nine months ended September 30, 1997, proceeds from the sale of loans amounted to $13,476,454. Total sold loans were approximately $60 million as of September 30, 1997. The Bank from time-to-time sells fixed-rate mortgage loans into the secondary market and retains the servicing on these loans in order to build fee income. The selling of fixed-rate loans reduces interest rate risk and creates liquidity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Real estate and chattel property owned totaled $725,851 and accounted for 26.12% of non-performing assets at September 30, 1997, compared to $723,478, or 30.65% at year-end 1996. Continuing to be included in the real estate owned amount is a real estate development loan, Blye Hill Landing in Newbury, NH, with a book value of $491,023 at September 30, 1997. At September 30, 1997, the Bank had recorded no properties as in-substance foreclosures.

          As mentioned above, total investments (at fair value) increased by $4,187,798, or 15.17%. Sales and maturities of securities were approximately $16 million while purchases amounted to approximately $19 million. The purchase of U. S. Treasuries accounted for approximately $7.2 million of this increase as the Company, in an attempt to limit market volatility, bought Treasuries maturing within two years.


          Non-performing assets decreased 10.95% to $341,534, or 0.88% of assets at September 30, 1997, from $3,120,133, or 1.21% for the same period in 1996. The Bank includes all loans 90 days past due, all real estate owned, and non-interest-earning assets as non-performing assets. Investment in impaired loans totaled $940,201 and $1,188,183 at September 30, 1997, and December 31, 1996, respectively. As of September 30, 1997, the Bank charged-off $743,279 of loans which had been previously reserved for.


The following table shows the Bank's breakdown of non-performing loans (dollars in thousands):

                                            9-30-97         12-31-96
                                        ---------------    --------------
90 days delinquent /(1)/                $   710   0.27%   $   788   0.30%
Non-earning assets/ (2)/                  1,343   0.43%       849   0.32%
Real estate  owned                          726   0.23%       707   0.27%
                                        -------   ----    -------   ----
Total non-performing assets             $ 2,779   0.88%   $ 2,344   0.89%
                                        =======   ====    =======   ====
Impaired loans                          $   940   0.30%   $ 1,188   0.45%
                                        =======   ====    =======   ====

/(1)/All loans 90 days or more delinquent are placed on a non-accruing status

/(2)/Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding are placed on a non-earning status

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans:

                                        9-30-97             12-31-96
                                  -----------------    -----------------
Real estate loans -
 Conventional                     $ 1,924,507    78%   $ 1,603,860    84%
 Construction                         146,488     1%        83,750     -
Collateral and Consumer                58,889    11%        36,873    12%
Commercial and Municipal              753,088    10%       294,034     4%
Impaired Loans                         62,070     -        139,509     -
                                  -----------  ----    -----------  ----
Valuation allowance               $ 2,945,042   100%   $ 2,158,026   100%
                                  ===========  ====    ===========  ====
Total valuation allowance as a
 percentage of total loans               1.14%                0.98%
                                  ===========          ===========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          As of September 30, 1997, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.



          Deposits increased $55,170,049 for the first nine months of 1997, due primarily to the acquisition of Landmark Bank. Repurchase agreements decreased $3,425,956 due to the outflow of municipal funds that were held at year-end. Federal Home Loan Bank of Boston (FHLBB) a dvances decreased $2,859,336 million to $17,314,689 during the first nine months as the Bank utilized its available cash and cash equivalents and its increase in deposits to fund loans.


          At September 30, 1997, consolidated capital amounted to $24,976,347, or 7.82% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The Company's book value per share was $12.04 at September 30, 1997, versus $11.26 at December 31, 1996. The increase was primarily attributable to the purchase of Landmark Bank.

Liquidity and Capital Resources
-------------------------------


          The Bank's sources of funds come from net deposit inflows, loan amortizations and payoffs, and maturities of investment securities. The primary source of funds comes from depositors with the largest segment being time deposits. Time deposits account for approximately 50% of all deposits. Approximately $11.2 million of time deposits will mature during October. The majority of these deposits are expected to be reinvested. Deposits are obtained from customers primarily within the Bank's community reinvestment area.

          The Bank also has the ability to borrow from the Federal Home Loan Bank (FHLB). At September 30, 1997, the Bank had approximately $80 million in additional borrowing capacity available from the FHLB. The Bank expects to be able to fund loan commitments of approximately $9.5 million by utilizing the FHLB advance program, in the event future deposit inflows are not sufficient to cover funding needs.


          Liquidity represents the Bank's ability to meet its funding requirements. In assessing appropriate levels, the Bank considers deposit levels, lending requirements, and investment maturities. Through this assessment, the Bank manages its liquidity level in order to maximize earnings and also respond to customer needs. The Bank is required to maintain a 5.00% ratio of long-term liquid assets to net withdrawable funds. At September 30, 1997, the Bank's percentage of 13.53% exceeded regulatory requirements. Management believes that the Bank's liquidity is adequate to meet current and future needs.


          As mentioned above, at September 30, 1997, consolidated capital amounted to $24,976,347, or 7.82% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The change of $5,782,657 is attributed to net income of $2,034,061, dividends paid of $726,926, a change in the unrealized loss on securities classified as available for sale of $293,643, a change of $250,076 in paid-in capital and treasury stock due to the exercise of stock options and the increase of $3,931,803 due to the purchase of Landmark Bank.

          As a result of the improvement in the market values on the available for sale portfolio, the unrealized gain (loss), net of deferred taxes, improved $293,643 to $166,464 compared to $(127,179) at the end of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Pursuant to Office of Thrift Supervision regulation, banks are required to maintain tangible, core, and total risk-based capital of 1.50%, 3.00%, and 8.00%, respectively. As of September 30, 1997, the Bank's tangible, core, and total risk-based capital ratios were 6.43%, 6.43%, and 11.92%, respectively, well in excess of the regulators' requirements.

          Net cash provided by operating activities was $2,264,753 in 1997 compared to $4,221,073 in 1996. This change was due primarily to the decrease in accrued expenses and other liabilities.

          Net cash used in investing activities decreased from $11,896,074 in 1996 to $2,797,195 in 1997. The net change was primarily the result of an $8 million increase in loan to customers over 1986 combined with a change in investment activities of approximately $1.3 million.

          As of September 30, 1997, net cash provided by financing activities was $4,992,214 compared to $4,147,487 for the same period in 1996. The change was attributable to a decrease in FHLB advances and federal funds purchased of $2,859,336 compared to an increase of $2,861,001 in 1996, an increase of $4,964,470 attributable to the purchase of Landmark Bank, and a net change in deposits and repurchase agreements, compared to 1996, of approximately $1.5 million.

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


          The Bank's one-year interest sensitive gap at September 30, 1997, was approximately negative nine percent, compared to the December 31, 1996, gap position of approximately negative ten percent. The Bank continues to offer adjustable rate mortgages which reprice at one, three, and five year intervals. In addition, from time-to-time, the Bank sells fixed rate mortgages into the secondary market in order to minimize interest rate risk. As of September 30, 1997, adjustable rate mortgages accounted for approximately 80% of total loans.

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


          The allowance for loan loss at September 30, 1997, was $2,945,041 including $171,828 in specific reserves for loans classified as loss, compared to $2,158,026, including $356,437 in specific reserves, at year-end 1996. The total reserve for loan loss allowance represented 1.14% of total loans at September 30,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1997, compared to 0.98% at December 31, 1996. The allowance for loan loss as a percentage of non-performing assets was 105.99% at September 30, 1997, compared to 91.43% at December 31, 1996.

          Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank expects will materially impact future operating results, liquidity, or capital resources.

          Total classified loans, excluding special mention, as of September 30, 1997, were $8,481,778 compared to $5,254,069 at December 31, 1996. Of these amounts, $2,778,599 and $2,343,898, respectively, are included in non-performing assets .


RESULTS OF OPERATIONS

          Net income for the nine months ended September 30, 1997, was $2,034,061, or $0.97 per share compared to $585,421, or $0.34 in 1996. Net income for the second quarter in 1997 was $701,342, or $0.33 per share as compared to $(242,808), or $(0.14) per share for the same period in 1996, an increase of $1,448,640, or 247.45% and $944,150, or 388.85%, respectively.
These increases were due primarily to an overall increase in the yield on loans, the reduction in FDIC insurance premiums, increased customer service fees, and increased income associated with the purchase of Landmark Bank. During the third quarter of 1996, the Company was charged the one-time special FDIC assessment of approximately $667,000 after taxes.

          Interest income increased $3,550,160 and $1,139,119, for the nine months and the three months ended September 30, 1997, respectively. These increases were attributable to both an increase in market interest rates and the volume and mix of interest earning assets. The acquisition of Landmark Bank in January, increased the Bank's commercial loan portfolio and the overall yield on loans.

          Interest expense increased $1,768,806 and $567,921, for the nine months and the three months ended September 30, 1997, respectively. This increase is attributable to a higher average balance of deposits outstanding during the periods. The Bank acquired approximately $48 million in deposits as a result of the Landmark merger.

          Net interest income increased by $1,781,354, or 28.50% and $571,198, or 27.10% for the nine months and the three months ended September 30, 1997.
The increase is a result of increased average outstanding balances in interest earning assets and an improved interest rate spread for the periods. The
Bank's interest rate spread increased primarily because of lower interest expense on decreased average balances of FHLB advances and other borrowed money, while overall market interest rates were higher.

          Provision for loan losses totaled $629,664 and $253,054 for the nine months and three months ended September 30, 1997. Provisions and the resulting allowance for loan loss are amounts management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged against the allowance when management believes collectibility is unlikely. The decision to increase or decrease the provision is based on several factors, which include but are not limited to, prior loan loss experience, risk and size characteristics of existing loans, the current level of delinquencies, and the prevailing economic conditions. Based upon an analysis of the adequacy of its reserves, the Bank did not provide as significant an addition to the allowance for loan loss during the first nine months of 1997 as it did in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Non-interest income increased $501,165, or 33.60% and $546,413, or 135% for the nine months and the three months ended September 30, 1997. The increases were due primarily to the capital gain of approximately $500,000 recorded on the sale of the Company's share of Charter Trust Company.

          Operating expenses increased $368,675, or 6.16% for the nine months ended September 30, 1997, and decreased $368,552, or 13.81% for the three months ended September 30, 1997. Included in September 30, 1996, was the one-time special FDIC assessment of approximately $995,000. During the first nine months of 1997, salaries and benefits were higher due to increased personnel. Occupancy expenses increased due to the additional facilities acquired. Advertising and promotion increased as a greater emphasis was placed on the recently acquired market. Other expenses increased during the third quarter due to a theft in one of the Bank's branches that resulted in a recorded loss of approximately $190,000. Subsequent to September 30, 1997, approximately $150,000 of the loss was located and will be booked as a recovery during the fourth quarter of 1997.

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

         None

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



                                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                    -------------------------------------
                                               (Registrant)




Date:      November 13, 1997        /s/ Stephen W. Ensign
      ---------------------------   -------------------------------------
                                    Stephen W. Ensign
                                    Vice Chairman of the Board, President
                                    and Chief Executive Officer


Date:      November 13, 1997        /s/ Stephen R. Theroux
     ----------------------------   -------------------------------------
                                    Stephen R. Theroux
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)