Form 10KSB40
period 1997-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1998-03-05
CIK 846931

A COMMITMENT TO TRADITIONAL VALUES
================================================================================
                                              WITH A VISION FOR CONTINUED GROWTH







                                                     While we have the
                                                technological resources and
                                                banking expertise to effectively
                                                serve our customers into the
                                                next millennia, we recognize the
                                                importance of maintaining the
                                                traditional values established
                                                by our forefathers. Since 1868,
                                                we've been committed to serving
                                                our customers by offering sound
                                                financial advice and investment
                                                strategies to help stimulate
                                                personal and regional growth.

                                                     Our success and long-term
                                                stability are the result of a
                                                commitment to local residents
                                                and businesses. Our underlying
                                                philosophy remains as set by our
                                                forefathers...hard work,
                                                initiative, perseverance, and
                                                one-on-one personal
                                                associations.

                              ===================
                               TABLE OF CONTENTS


Selected Financial Highlights...........................................   3

President's Letter......................................................   4

Management's Discussion and Analysis....................................   7

Report of Independent Auditors..........................................  18

Financial Statements....................................................  19

Notes to Financial Statements...........................................  24

Form 10-KSB.............................................................  44

Officers and Managers...................................................  62

Board of Directors......................................................  62

Information on Common Stock.............................................  63

Shareholder Information.................................................  63


                         =============================
                         SELECTED FINANCIAL HIGHLIGHTS

FOR THE PERIODS ENDED DECEMBER 31,                                                        1997           1996          1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                    ($ in thousands, except per share data)

Net Income                                                                            $   2,771      $      611     $  1,245
Earnings Per Common Share(1)                                                          $    1.36      $      .36     $    .74
Dividends Declared                                                                    $     .50      $      .50     $    .50
Dividend Payout Ratio                                                                     37.76%         138.89%       67.57%
Return on Average Assets                                                                    .88%            .24%         .54%
Return on Average Equity                                                                  11.44%           3.15%        6.59%

AS OF DECEMBER 31,                                                                       1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    ($ in thousands, except book value data)

Total Assets                                                                        $   317,989    $   264,385    $   258,216
Total Deposits                                                                      $   271,227    $   213,959    $   199,971
Total Securities (2)                                                                $    32,167    $    27,599    $    28,415
Net Loans                                                                           $   255,224    $   216,003    $   205,370
Federal Home Loan Bank Advances                                                     $    10,246    $    20,174    $    26,936
Shareholders' Equity (3)                                                            $    25,563    $    19,194    $    19,544
Book Value of Shares Outstanding                                                    $     12.24    $     11.26    $     11.57
Average Equity to Average Assets                                                           7.67%          7.51%          7.72%
Shares Outstanding                                                                    2,088,097      1,704,982      1,689,503
Number of Branch Locations                                                                   12             10             10


(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)  Shown at carrying amount.
(3) See Note 14 to Consolidated Financial Statements regarding the issuance of common stock.

                             ====================
                              PRESIDENT'S LETTER



_____________________________
Trading for the year resulted
_____________________________
in a share of stock rising
_____________________________
from a $12.00 to $20.00
_____________________________
range.



     1997 was a remarkable year for both the Bank and the Company. Assets, earnings, activities and strategic planning all played vital roles in our continuing effort to prepare for the challenges of a rapidly changing business environment, while at the same time enhancing the value of our community banking franchise.


RECORD EARNINGS

     Our financial performance during 1997 saw record earnings at the end of each successive quarter, with consolidated net income at year-end being reported at $2,770,932, or $1.36 per common share. While this compares quite favorably to the 1996 year-end results of $610,711, or $.36 per common share, it must be remembered that earnings for 1996 were negatively impacted by the one-time, after tax charge of $667,000 in payment of the FDIC deposit insurance recapitalization assessment. With the acquisition of Landmark Bank, the effects of balance sheet consolidation and operational integration, when coupled with a strong local economy, resulted in a significant rise in net interest income. The positive results of the acquisition are reflected in our year-end total assets of $317,988,962, a net increase of $53,604,000. It should also be noted that this growth is net of a significant reduction in Federal Home Loan Bank borrowings and the shedding of over $7,000,000 of acquired higher-costing, brokered-deposits. Financial details of the year ended December 31, 1997 are more fully covered in the Management Discussion and Analysis section immediately following this report.


SHAREHOLDER VALUE INCREASES

     Coupled with this healthy financial picture, record activity in the stock market brought new attention to the Bank and the Company. Trading for the year resulted in a share of stock rising from a $12.00 to $20.00 range. And, at the January 1998 board meeting, the regular quarterly dividend was increased from $.125 per share to $.15 per share. This reflects a 20% increase over the most recent prior periods.


NEW PRODUCTS

     Consistent with our expressed goal of being the leading independent provider of financial services throughout the Kearsarge-Lake Sunapee-Upper Valley Region, our strategic planning focuses on the need to continually monitor our own products and services, be adaptive to changes and modifications, and to seek out opportunities for bringing expanded services to both our existing and future customers. One such opportunity presenting itself during the year was the initiation of discussions between Charter Trust Company, the Concord (NH) based trust company jointly owned by Lake Sunapee Bank and five other New Hampshire financial institutions, and Phoenix Home Life Insurance Company of Hartford, Connecticut. The primary thrust of the dialogue centered on accessing a broad range of insurance products for distribution throughout our combined banking franchises. Recognizing that this type of affiliation made the best possible link between the businesses of banking and insurance, agreement was reached and a controlling interest in Charter Trust was sold to Phoenix Home Life at the end of September. For us, this association means greater integration and coordination of our current trust and securities brokerage activities, as well as the soon to be introduced insurance product lines and the attendant financial planning services.

EXPANDING MARKETS

     In last year's report it was noted that, as part of our geographic expansion in the Upper Valley markets of Lebanon, Hanover, White River Junction and Norwich, we had just agreed to establish a new branch at Centerra Marketplace in Dartmouth College's Centerra Resource Park. Viewed as a strategic location for the advancement of our business in that area, we are pleased to report that this office, our twelfth and newest location, opened for business in November of 1997. The most technologically advanced of all our locations, the branch design centers on the use of modular unitization, including direct-access personal banking stations. We fully expect this office to become one of our most active branch sites and look forward to building long-term relationships not only in the community, but also with the companies locating within the Resource Park and their employees.


TECHNOLOGY

     The most significant event of the year was the consummation of our bank acquisition during the first quarter of 1997. While extensive planning and testing was involved in the preparation for integrating their customer account information with our data processing system, until the day actually comes to make the shift, plans are just plans and tests are just tests. We are, therefore, pleased to report that the transition of account data was nearly seamless, with a special note of thanks going to the dedicated efforts of the individuals on our conversion team.

     Continuing on the issue and usage of technology, it is important for you to know something about how the Year 2000 concerns are being addressed. In mid-1996, a formal committee on technology, which continues to meet weekly, was formed in order to identify all areas of concern to the Bank and the Company. While no data processing programming is performed on an in-house basis, this is clearly an area of considerable importance that is receiving much attention and monitoring. In fact, banking regulators have made this issue one of their highest priorities in an all-out effort to ensure the preservation and integrity of internal data processing and information systems.

     The progressive introduction of technological enhancements continues to be a primary focus, as the environment within which we operate becomes more and more globally accessible. To this end, we have just upgraded our data processing platform (mainframe hardware) and operating systems (application software) to accommodate the broadest possible range of emerging technologies given the inherent limitations of our size and marketplace. By mid-1998 we anticipate having introduced debit cards, check imaging, internal website management, an upgraded telephone system for inter- and intra-office communications and increased personal computer station-to-station data transmission capabilities. Accepting the premises that new technology becomes old technology almost before it is out of the box, the underlying architecture of our associated systems should provide us with a window of time during which we can meet the current needs of our customers while at the same time planning for the next wave of changes.


COMMUNITY BANKING

     The core business of the Bank remains the day-to-day servicing of customer needs. The gathering of local



______________________
 ...growth in our basic
______________________
business of lending...
______________________
mortgage loans,
______________________
consumer finance and
______________________
commercial credits...

______________________
This has been an
______________________
exceptional year for
______________________
the Bank and the
______________________
Company...



deposits and their reinvestment into the communities served is the fundamental premise of a community banking franchise. While more attention is being given to commercial lending for the diversification of our overall asset mix, it has been traditional residential mortgage lending that propelled us to the highest level of production ever during a single calendar year. By the close of the year, the Bank had originated nearly 650 mortgage loans for almost $70 million. The strength of the economy and the record level of interest rates that continue today, resulted in an unanticipated volume of activity and an off-balance sheet servicing portfolio that is now expected to reach the $100 million level far sooner than originally planned. It is this sort of growth in our basic business of lending...mortgage loans, consumer finance, and commercial credits...that will help to deepen the penetration of our banking franchise into both existing and new markets.

     Looking ahead, we remain committed to seeking out those opportunities for growth and expansion that will best serve the long-term goals of customers and shareholders alike. The, as yet, unabated pace of consolidations continues to provide us with new opportunities and new markets that were not there just a few months ago. Strategic investments, while sometimes costly in the near-term, are an essential part of our longer-term vision of a financial services company well-positioned, well-managed and well-prepared to meet the challenges and demands of a complex and ever-changing marketplace.


IN CLOSING

     It is appropriate that mention be made of the passing of one of our former directors. Perry R. Smith, Jr. served as a board member of the Bank since 1980 and, having been a banker in up-state New York before moving to this area, brought supportive guidance and management insight that will be missed.

     Recognition must also be given at this time to the tremendous effort putforth during the year by a highly dedicated, knowledgeable, and motivated group of employees. This has been an exceptional year for the Bank and the Company that could not have been as easily achieved without their ongoing commitment. In addition, on behalf of the Board of Directors and the management team, we again express our appreciation for the continuing confidence shown by both our customers and shareholders as we strive to fulfill our mission of providing high quality service to the local marketplace and increased value to the shareholder.

/s/ Stephen W. Ensign

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer

         ============================================================
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

  New Hampshire Thrift Bancshares, Inc.'s (the "Company") profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb (the "Bank"). The Bank's earnings in turn are primarily generated from the difference between the yield on its loan and investment portfolios and the cost of its deposit accounts and borrowings. Loan origination fees, retail banking service fees, and gains on security transactions supplement these core earnings.

  In 1997, the Company earned $2,770,932, or $1.36 per common share, compared to $610,711, or $.36 per common share in 1996. In accordance with a new accounting rule, earnings per common share assuming dilution, are also presented. In 1997 and 1996, earnings per common share, assuming dilution were $1.33 and $.35, respectively. The increase in earnings can be attributed to three factors. In February, Lake Sunapee Bank, fsb completed its acquisition of Landmark Bank in Lebanon, NH. This transaction increased the Bank's assets by approximately $52,000,000 and provided Lake Sunapee Bank with increased yields on its loan portfolio. As a result, the Bank's net interest income increased. This corresponded with an increase in overall net income. Second, the Bank's deposit insurance premium was approximately $850,000 less than in 1996. This was due to the Bank paying a one-time premium assessment in 1996 of $995,000 to the Federal Deposit Insurance Corporation (FDIC). The payment was part of the recapitalization of the Savings Insurance Fund (SAIF). Third, during the third quarter of 1997, Lake Sunapee Bank, fsb sold a majority of its one-sixth ownership in Charter Trust Company to Phoenix Life. This transaction produced an after-tax gain of approximately $300,000 and will enable the Bank to offer insurance products.

YEAR 2000

  Many companies must undertake projects to address the Year 2000 issue. Each company must determine potential costs and uncertainties based on a number of factors, including its software and hardware and the nature of its business. Companies must also coordinate with other entities with which they do business. Lake Sunapee Bank, through its technology committee, has hired a consultant to review and make recommendations regarding its 2000-compliance status. Based on a review of internal practices and communications with third party processors, the Bank does not expect to encounter significant difficulties in connection with the transition to the year 2000. The status of the Bank's `Year 2000 Action Plan' is reported to its Board of Directors monthly. A $50,000 provision has been established to cover expenses that may be associated with this issue. The Bank is also subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS).

FINANCIAL CONDITION

  Total assets increased by $53,603,618, or 20.27% from $264,385,344 to $317,988,962. Total loans increased from $218,461,279 to $258,386,923, or
18.27%. These increases are primarily attributed to the acquisition of Landmark Bank. The table on page 15 illustrates the maturities of the loan portfolio at December 31, 1997. Real estate loans increased by $24,968,975, or 13.50% from $184,982,351 to $209,951,326. The Bank also increased the net level of loans sold into the secondary market by approximately $20 million. At December 31, 1997, the Bank had $71,551,925 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Adjustable rate mortgages comprise 85% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  As a result of the Landmark acquisition, commercial loans increased 139.76% to $20,026,574. This corresponds with the Bank's strategic plan of expanding its commercial banking presence in the Upper Valley.

  Total investment securities increased by $4,568,676, or 16.55% from $27,790,737 to $32,033,122 (at amortized cost). The Bank's net unrealized gain of $134,112 at December 31, 1997 compares to last year's net unrealized loss of

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


$192,179. This change of $326,291 in market value reflects the decrease in interest rates during 1997 and the resultant rise in bond values.

  Real estate owned and property acquired in settlement of loans decreased by $207,325, or 28.66% to $516,153. This total reflects $309,153, or 59.89% in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During 1997, twelve real estate owned properties totaling $537,389, in carrying value were sold.

  Deposits increased by $57,268,065, or 26.77% to $271,226,960 from
$213,958,895. The acquisition of Landmark Bank accounted for the majority of the increase. Also, customers took advantage of the Bank's Money Market Deposit Account's favorable interest rate. As a result, this account increased 111% to approximately $24 million. Customers continued to place funds in Certificates of Deposit (CDs) with CDs comprising 49.10% of total deposits versus 49.89% last year. Total CDs increased by $26,357,185, or 24.69% to $133,097,650.

  Advances from the Federal Home Loan Bank (FHLB) decreased by $9,927,707, or 49.21% to $10,246,318 from $20,174,025. The Bank was able to fund its loan growth through deposit growth and utilize excess funds to pay down FHLB advances.

LIQUIDITY AND CAPITAL RESOURCES

  The Bank is required to maintain a 5% ratio of liquid assets to net withdrawable funds. At year-end 1997, the Bank's ratio of 12.81% exceeded regulatory requirements for long-term liquidity.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 1997, the Bank had approximately $85,000,000 in additional borrowing capacity from the FHLB.

  At December 31, 1997, the Company's shareholders' equity totaled $25,563,125, or 8.04% of total assets, compared to $19,193,690, or 7.26% of total assets at year-end 1996. The increase of $6,369,435 reflects net income of $2,770,932, $3,931,801 as a result of the Landmark Bank acquisition, the payment of $987,032 in common stock dividends, the cashless exchange of 13,928 shares of stock at an amount of $255,316, the exercise of 64,525 stock options in the amount of $209,706, a gain of $489,847 on the sale of treasury stock, and the change of $209,497 in net unrealized holding gains on securities classified as available-for-sale. As interest rates moved downward throughout 1997, the Bank's bond portfolio increased in value.

  During 1997, the Bank upstreamed $3,000,000 to its parent company New Hampshire Thrift Bancshares, Inc. The purposes of the upstreams were to fund the cash portion of the Landmark acquisition and to pay dividends to NHTB shareholders.

  Net cash provided by operating activities was $2,847,283 in 1997 versus $3,985,360 in 1996. The decrease in accrued expenses and other liabilities accounted for the majority of the change.

  Net cash flows from investing activities amounted to negative $3,955,691 in 1997 compared to negative $9,546,320 in 1996. The $3,315,519 net change in security activity and the $9,862,090 change in loans, accounted for the change.

  In 1997, net cash provided by financing activities was $3,412,285 compared to $5,570,412 in 1996. The decrease in advances from the Federal Home Loan Bank accounted for the majority of the change.

  The Bank expects to be able to fund loan demand and other investing during 1998 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


  As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core capital, leverage ratio, and total risk based capital of 4.00%, 4.00%, and 8.00%, respectively. As of December 31, 1997,the Bank's ratios were 6.47%, 6.47%, and 11.86%, respectively, well in excess of the regulators' requirements.

  Book value per share was $12.24 at December 31, 1997 versus $11.26 per share at December 31, 1996. The change in the market value of the Bank's investment security portfolio and the increase in paid-in capital and retained earnings provided the increase in book value per share.

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

  Unlike other companies, virtually all of the assets and liabilities of a bank are monetary in nature. As a result, interest rates have a far more significant impact on a bank's performance than the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are important to the maintenance of acceptable performance levels.

INTEREST RATE SENSITIVITY

  Management has continued to utilize asset/liability management as a strategy in monitoring interest rate risk. The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

  The Bank's one-year Gap at December 31, 1997 was -7.28%, compared to the December 31, 1996 Gap position of -9.58%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, from time to time, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

  The Bank's Gap, of approximately negative seven percent at December 31, 1997, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the Gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the Gap within ten points of parity, the Bank utilizes the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

NET INTEREST INCOME

  Net interest income for the year ended December 31, 1997 increased by $2,401,573, or 28.66%, to $10,781,280. The increase can be attributed to the increased volume in the Bank's loan portfolio that resulted primarily from the acquisition of Landmark Bank.

  Total interest income increased by $4,681,733, or 25.03%, with 93.49% attributed to the increase in volume, and 6.51% related to the change in interest rates. During 1997, the Bank's yield on interest earning assets increased to 7.97% from 7.67% in 1996.

  Total interest expense increased $2,280,160, or 22.08%, with 145.88% attributed to the increased volume in deposits. The Bank's overall cost of funds remained the same at 4.54%. The Bank's deposits as a percentage of total interest bearing liabilities increased from 91.38% in 1996 to 93.15% in 1997. Deposits' cost in 1997 was 4.46% versus 4.36% in 1996. This increase was a result of an increase in higher costing deposits such as brokered CD's acquired from Landmark Bank. These brokered CD's matured in January of 1998 and were not renewed. Federal Home Loan Bank advances typically are higher costing funding instruments. In an effort to reduce the Bank's overall cost of funds, the Bank reduced its average balance in Federal Home Loan Bank advances during 1997 to $16.5 from $27.9 in 1996 by paying off higher costing advances as they came due. As a result, the Bank's spread increased to 3.43% at December 31, 1997 compared to 3.13% at December 31, 1996.

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the net interest rate margin, and the net yield on interest earning assets for the periods indicated:

                                                        1997   1996   1995   1994   1993
                                                      ----------------------------------
Yield on loans                                          8.20%  7.86%  7.71%  7.10%  7.49%
Yield on investment securities                          6.23%  6.35%  6.53%  6.14%  5.68%
Combined yield on loans and investments                 7.97%  7.67%  7.58%  7.00%  7.28%
Cost of deposits                                        4.46%  4.36%  4.27%  3.63%  3.81%
Cost of other borrowed funds                            5.90%  5.86%  6.42%  4.29%  4.55%
Combined cost of deposits and borrowings                4.54%  4.54%  4.50%  3.67%  3.83%
Interest rate spread                                    3.43%  3.13%  3.08%  3.33%  3.45%
Net interest margin                                     3.67%  3.44%  3.42%  3.61%  3.75%



The following table shows the Bank's interest rate sensitivity table at December 31, 1997:

                                      0-3          3-6      6 MONTHS-          1-3        BEYOND
                                    MONTHS       MONTHS        1 YEAR         YEARS       3 YEARS       TOTAL
                                 -----------------------------------------------------------------------------
                                                               ($ in thousands)
Interest earning assets:
  Loans (1)                       $  32,726    $  23,962    $    53,847    $  83,059    $  64,888    $ 258,482
  Investments and federal
   funds sold
    funds sold                       10,662        2,011              -       23,450          155       36,278
                                 -----------------------------------------------------------------------------
Total                             $  43,388    $  25,973    $    53,847    $ 106,509    $  65,043    $ 294,760
                                 -----------------------------------------------------------------------------

Interest bearing liabilities:
 Deposits                         $  43,157    $  39,664    $    43,258    $  83,490    $  46,553    $ 256,122
 Repurchase agreements                8,393            -              -            -            -        8,393
 Borrowings                           2,700        2,513          5,000            -          333       10,546
                                 -----------------------------------------------------------------------------
Total                             $  54,250    $  42,177    $    48,258    $  83,490    $  46,886    $ 275,061
                                 -----------------------------------------------------------------------------
Period sensitivity gap            $ (10,862)   $ (16,204)   $     5,589    $  23,019    $  18,157    $  19,699

Cumulative sensitivity            $ (10,862)   $ (27,066)   $   (21,477)   $   1,542    $  19,699

Cumulative sensitivity
  gap as a percent of interest
  earning assets                      -3.68%       -9.18%         -7.28%        0.52%        6.68%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.
(1)   Excludes non accrual loans

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

YEAR ENDED DECEMBER 31,                            1997                                      1996
                                     --------------------------------          --------------------------------
                                        Average(1)             Yield/             Average(1)             Yield/
                                        Balance    Interest    Cost               Balance    Interest    Cost
                                     --------------------------------          --------------------------------
                                                                  ($ in thousands)
Assets:
Interest earning assets:
  Loans (2)                        $   258,704    $  21,214     8.20%          $   213,473  $  16,776     7.86%
  Investment securities and
     other (3)                          34,841        2,172     6.23%               30,348      1,928     6.35%
                                   ------------------------                    ----------------------
  Total interest earning
     assets                            293,545       23,386     7.97%              243,821     18,704     7.67%
                                   ------------------------                    ----------------------
Non-interest earning assets
  Cash                                   7,766                                       5,964
  Other non-interest earning
     assets (4)                         14,537                                       8,425
                                   -----------                                  ----------
  Total non-interest earning
     assets                             22,303                                      14,389
                                   -----------                                  ----------
Total                               $  315,848                                 $   258,210
                                   ===========                                  ==========

Liabilities and Shareholders'
     Equity:
Interest bearing liabilities:
  Savings deposits                 $   119,911    $   3,159     2.63%          $    96,062  $   2,607     2.71%
  Time deposits                        135,224        8,214     6.07%               98,248      5,877     5.98%
  Repurchase agreements                  5,989          257     4.29%                4,922        203     4.12%
  Other borrowed funds                  16,535          975     5.90%               27,960      1,638     5.86%
                                   ------------------------                    ----------------------
  Total interest bearing
     liabilities                       277,659       12,605     4.54%              227,192     10,325     4.54%
                                   ------------------------                    ----------------------
Non-interest bearing
     liabilities:
  Demand deposits                       10,406                                       6,983
  Other                                  3,555                                       4,656
                                   -----------                                  ----------
Total non-interest bearing
     liabilities                        13,961                                      11,639
                                   -----------                                  ----------
Shareholders' equity                    24,228                                      19,379
                                   -----------                                  ----------
Total                              $   315,848                                  $  258,210
                                   ===========                                  ==========
Net interest income/interest
     rate spread                                  $  10,781     3.43%                       $   8,379     3.13%
                                                  ===================                       ===================
Net earning balance/net yield
     on earning assets             $    15,886                  3.67%           $    16,629               3.44%
                                   ==================================           ===============================

YEAR ENDED DECEMBER 31,                            1995
                                     --------------------------------
                                        Average(1)             Yield/
                                        Balance    Interest    Cost
                                     --------------------------------
                                            ($ in thousands)
Assets:
Interest earning assets:
  Loans (2)                          $   205,548  $ 15,846    7.71%
  Investment securities and
     other (3)                            24,790     1,620    6.53%
                                     ---------------------
  Total interest earning
     assets                              230,338    17,466    7.58%
                                     ---------------------
Non-interest earning assets
  Cash                                     5,976
  Other non-interest earning
     assets (4)                            8,285
                                     -----------
  Total non-interest earning
     assets                               14,261
                                     -----------
Total                                $   244,599
                                     ===========

Liabilities and Shareholders'
     Equity:
Interest bearing liabilities:
  Savings deposits                   $    96,698  $  2,855    2.95%
  Time deposits                           88,310     5,065    5.74%
  Repurchase agreements                    4,702       177    3.76%
  Other borrowed funds                    23,388     1,501    6.42%
                                     ---------------------
  Total interest bearing
     liabilities                         213,098     9,598    4.50%
                                     ---------------------
Non-interest bearing
     liabilities:
  Demand deposits                          7,050
  Other                                    5,570
                                     -----------
Total non-interest bearing
     liabilities                          12,620
                                     -----------
Shareholders' equity                      18,881
                                     -----------
Total                                $   244,599
                                     ===========
Net interest income/interest
     rate spread                                   $ 7,868    3.08%
                                                   ================
Net earning balance/net yield
     on earning assets               $    17,240              3.42%
                                     ==============================

(1) Monthly average balances have been used for all periods. Management does not believe that the use of month-end balances instead of daily average balances caused any material difference in the information presented.

(2) Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

(3) Investment securities and other includes tax -exempt investment securities. Management does not believe that including tax-exempt investment securities in investment securities and other caused any material difference in the information presented.

(4) Other non-interest earning assets includes non-earning assets and real estate owned.

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to the rate.

                                                                             YEAR ENDED DECEMBER 31, 1997 VS. 1996
                                                                                      INCREASE (DECREASE)
                                                                                            DUE TO
                                                                            VOLUME           RATE              TOTAL
                                                                        --------------  --------------     --------------
                                                                                        ($ in thousands)
Interest income on loans                                                $        4,140  $          298     $        4,438
Interest income on investments                                                     237               7                244
                                                                        --------------  --------------     --------------
     Total interest income                                                       4,377             305              4,682
                                                                        --------------  ---------------    --------------

Interest expense on savings deposits                                               542               9                551
Interest expense on time deposits                                                2,784            (446)             2,338
Interest expense on repurchase agreements                                          297            (243)                54
Interest expense on borrowings                                                    (591)            (72)              (663)
                                                                        --------------  --------------     --------------
     Total interest expense                                                      3,032            (752)             2,280
                                                                        --------------  --------------     --------------
     Net interest income                                                $        1,345  $        1,057     $        2,402
                                                                        ==============  ==============     ==============


                                                                             YEAR ENDED DECEMBER 31, 1996 VS. 1995
                                                                                      INCREASE (DECREASE)
                                                                                            DUE TO
                                                                            VOLUME           RATE              TOTAL
                                                                        --------------  --------------     --------------
                                                                                        ($ in thousands)
Interest income on loans                                                $          448      $      482     $          930
Interest income on investments                                                     321             (13)               308
                                                                        --------------  --------------     --------------
     Total interest income                                                         769             469              1,238
                                                                        --------------  --------------     --------------

Interest expense on savings deposits                                               (23)           (226)              (249)
Interest expense on time deposits                                                  398             414                812
Interest expense on repurchase agreements                                            3              23                 26
Interest expense on borrowings                                                    (284)            421                137
                                                                        --------------  --------------     --------------
     Total interest expense                                                         94             632                726
                                                                        --------------  --------------     --------------
     Net interest income                                                $          675  $         (163)    $          512
                                                                        ==============  ==============     ==============

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


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

    The allowance for loan losses at December 31, 1997 was $3,061,451, compared to $2,158,026 at year-end 1996. The allowance in 1997 includes $2,783,484 in general reserves as compared to $1,801,589 in 1996. During 1997, the Bank had net charge-offs of $879,340 compared to $1,330,775 in 1996. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced by $728,870 from $1,660,741 in 1996 to $932,491 in 1997. Net charged-off loans during 1997 amounted to 0.35% of average loans, as compared to 0.63% in 1996. The allowance represented 1.18% of total loans at year-end 1997 versus 0.98% at year-end 1996.

     The allowance for loan losses as a percentage of non-performing assets was 171.40% at December 31, 1997 compared to 92.07% at December 31, 1996. Please refer to Note 4 "Loans receivable", in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

    Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

    As of December 31, 1997, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

    Total classified loans, excluding special mention, as of December 31, 1997 and 1996 were $4,859,402 and $5,254,069, respectively. Total nonperforming assets amounted to $1,786,107 and $2,343,898 for the respective years. At December 31, 1997, loans classified as 90-day delinquent were $691,567 compared to $787,930 at December 31, 1996.

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


The following table sets forth the breakdown of non-performing assets:

                                                          1997          1996          1995          1994          1993
                                                     ------------  ------------  ------------  ------------  ------------
90 Day delinquent loans (1)                          $    691,567  $    787,930  $  1,144,293  $     23,825  $    288,663
Non-earning assets (2)                                    578,387       848,942       297,172     1,692,608       501,408
Real estate owned                                         516,153       707,026       984,185     1,504,880     1,854,047
                                                     ------------  ------------  ------------  ------------  ------------
Total non-performing assets                          $  1,786,107  $  2,343,898  $  2,425,650  $  3,221,313  $  2,644,118
                                                     ============  ============  ============  ============  ============
Troubled debt restructured (3)                       $    297,926  $  N/A        $    445,417  $  2,337,058  $  3,466,820
                                                     ============  ============  ============  ============  ============
Impaired Loans                                       $  1,942,320  $  1,188,183     N/A           N/A           N/A
                                                     ============  ============  ============  ============  ============

(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

(3) Troubled debt restructured loans are included in impaired loans as of December 31, 1997.

The following table sets forth 90 day delinquent loans by category:

                                                          1997          1996          1995          1994          1993
                                                     ------------  ------------  ------------  ------------  ------------
Real estate loans -
     Conventional                                    $    679,356  $    723,595  $  1,132,475  $             $    288,663
     Construction                                                                                   23,825
Consumer loans                                             11,347        64,335         3,983
Commercial and municipal loans                                636                       7,835
Other loans                                                   228
                                                     ------------  ------------  ------------  ------------  ------------
     Total                                           $    691,567  $    787,930  $  1,144,293  $     23,825  $    288,663
                                                     ============  ============  ============  ============  ============


The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans as of December 31:

                                  1997                  1996                 1995                 1994                  1993
                           ------------------   -------------------   ------------------   ------------------   --------------------
Real estate loans -
     Conventional          $ 1,561,632    80%   $ 1,603,860     84%   $   687,547    83%   $   726,959    81%   $   853,710      79%
     Construction              111,604     1%        83,750               201,257            1,598,266     2%     1,245,382       2%
Collateral and
  consumer loans                59,225    11%        36,873     12%         8,067    12%         5,464    12%        22,907      14%
Commercial and
  municipal loans            1,006,335     8%       294,034      4%       276,526     4%       422,196     4%       252,002       5%
Impaired loans                 322,655              139,509               654,663     1%        N/A                  N/A
Other                                                                                                      1%
                           ------------------   -------------------   ------------------   ------------------   --------------------
Valuation allowance        $ 3,061,451   100%   $ 2,158,026    100%   $ 1,828,060   100%   $ 2,752,885   100%   $ 2,374,001     100%
                           ==================   ===================   ==================   ==================   ====================
Valuation allowance
  as a percentage of
  Total loans                     1.18%                 .98%                  .87%                1.38%                1.35%
                           ==================   ===================   ==================   ==================   ====================

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


The following sets forth the maturities of the loan portfolio at December 31, 1997:

                                            ONE YEAR       ONE THRU         OVER
MATURITIES:                                 OR LESS       FIVE YEARS     FIVE YEARS         TOTAL

Real Estate Loans -                      $  9,531,622   $ 29,049,605   $ 171,370,099   $ 209,951,326
                                         ------------   ------------   -------------   -------------
Real Estate Loans with:
  Predetermined interest rates              1,760,780      7,123,021      22,613,557      31,497,358
  Adjustable interest rates                 7,770,842     21,926,584     148,756,542     178,453,968
                                         ------------   ------------   -------------   -------------
                                            9,531,622     29,049,605     171,370,099     209,951,326
                                         ------------   ------------   -------------   -------------

Collateral Loans -                         11,430,315      5,721,457       3,483,685      20,635,457
                                         ------------   ------------   -------------   -------------
Collateral Loans with:
  Predetermined interest rates             10,250,888      3,816,115         725,531      14,792,534
  Adjustable interest rates                 1,179,427      1,905,342       2,758,154       5,842,923
                                         ------------   ------------   -------------   -------------
                                           11,430,315      5,721,457       3,483,685      20,635,457
                                         ------------   ------------   -------------   -------------

Consumer Loans -                            7,754,725         38,149                       7,792,874
                                         ------------   ------------   -------------   -------------
Consumer Loans with:
  Predetermined interest rates                119,264         37,103                         156,367
  Adjustable interest rates                 7,635,461          1,046                       7,636,507
                                         ------------   ------------   -------------   -------------
                                            7,754,725         38,149                       7,792,874
                                         ------------   ------------   -------------   -------------

Commercial/Municipal Loans-                 5,219,838      8,900,746       5,905,990      20,026,574
                                         ------------   ------------   -------------   -------------
Commercial/Municipal Loans with:
  Predetermined interest rates              1,325,676      1,289,958         456,073       3,071,707
  Adjustable interest rates                 3,894,162      7,610,788       5,449,917      16,954,867
                                         ------------   ------------   -------------   -------------
                                            5,219,838      8,900,746       5,905,990      20,026,574
                                         ------------   ------------   -------------   -------------

Other Loans -                                 272,307        319,641          62,694         654,642
                                         ------------   ------------   -------------   -------------
Other Loans with:
  Predetermined interest rates                182,591        186,232           1,750         370,573
  Adjustable interest rates                    89,716        133,409          60,944         284,069
                                         ------------   ------------   -------------   -------------
                                              272,307        319,641          62,694         654,642
                                         ------------   ------------   -------------   -------------

TOTALS                                   $ 34,208,807   $ 44,029,598   $ 180,822,468   $ 259,060,873
                                         ============   ============   =============   =============

The preceding schedule includes $578,387 of non-earning assets and $673,950 of loans held for sale, categorized within the respective loan types.

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


OTHER INCOME AND EXPENSE

  Total non-interest income increased by $672,667, or 33.81% to $2,662,276. Net gains on the sale of securities and loans totaled $441,955. The majority is attributable to the gain realized on the Charter Trust transaction. Net losses on the sales of premises and equipment totaled $68,765 as the Bank sold two investment properties.

  Total operating expense increased $695,712, or 8.91% to $8,507,413. The increase was primarily associated with the integration of Landmark Bank and start-up costs associated with the Bank's newest office located in the Centerra Marketplace. Additional staffing, occupancy and marketing expenses were realized as the Bank expanded into these new locations.

FAS 109-ACCOUNTING FOR INCOME TAXES

  The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 includes net deferred income tax expense (benefit) of $(575,835), $(120,481), and $324,909, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

  The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

  In 1996, the Company earned $610,711, or $.36 per common share, compared to $1,244,823, or $.74 per common share in 1995. The decline in earnings can be traced to two events. First, the Bank paid a one-time premium assessment of $995,000 to the Federal Deposit Insurance Corporation (FDIC) as part of the recapitalization of the Savings Insurance Fund (SAIF). If the Bank had not made this payment, net earnings would have been approximately $1,276,711, or $.74 per share. The Bank also expensed $1,660,741 to the Provision for Loan Losses in 1996, compared to $1,163,710 in 1995. This increase occurred because of the write-down of the Bank's remaining real estate development loans and the taking of a more aggressive posture in the methodology used in determining the Bank's General Allowance for Loan Losses. This is discussed in greater detail under the section entitled, "Provision for Loan Losses."

FINANCIAL CONDITION

  Total assets increased by $6,169,267, or 2.39% from $258,216,077 to $264,385,344. Total loans increased from $210,676,325 to $219,206,929, or 4.05%.
Real estate loans increased by $8,828,880, or 5.01% from $176,153,471 to $184,982,351. The Bank also increased the net level of loans sold into the secondary market by approximately $8,000,000. At December 31, 1996, the Bank had $52,165,252 in its servicing portfolio.

  Investments decreased by $475,266, or 1.68% from $28,266,003 to $27,790,737
(at amortized cost). The Bank's net unrealized loss of $192,179 at December 31, 1996 compares to 1995's net unrealized gain of $148,596. This change of $340,775 in market value reflects the increase in interest rates during 1996 and the resultant drop in bond values.

  Real estate owned and property acquired in settlement of loans decreased by $260,707, or 26.49% to $723,478. This total reflected $473,219, or 65.41%, in market value for the then remaining seven lots at Blye Hill Landing in Newbury, NH. During 1996, six real estate owned properties totaling $413,330, in carrying value were sold.

  Deposits increased by $13,987,974, or 7.00% to $213,958,895 from $199,970,921.
Customers continued to place funds in Certificates of Deposit (CDs) with CDs comprising 49.89% of total deposits versus 46.61% last year. Total CDs increased by $13,529,233 or 14.51% to $106,740,465.

     Advances from the Federal Home Loan Bank (FHLB) decreased by $6,762,143, or 25.10% to

         ============================================================
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


$20,174,025 from $26,936,168. The Bank was able to fund its loan growth through deposit growth and utilize excess funds to pay-down FHLB advances.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company's shareholders' equity totaled $19,193,690 or 7.26% of total assets, compared to $19,544,005 or 7.57% of total assets at year-end 1995. The decrease of $350,315 reflected net income of $610,711, the payment of $847,066 in common stock dividends, the repurchase of 3,251 shares of stock at a cost of $43,482, the exercise of 18,730 of stock options in the amount of $72,903, a gain of $81,392 on the sale of treasury stock, and the recording of $127,179 in net unrealized holding losses on securities classified as available-for-sale. As interest rates moved upward throughout 1996, the Bank's bond portfolio decreased in value.

  On December 23, 1996, the Bank received authorization from the Office of Thrift Supervision to dividend $1,800,000 to the Company. The purpose of this upstream was to fund the cash portion of the Landmark acquisition. On February 16, 1996, the Bank paid a dividend of $1,000,000 to the Company.

  Net cash provided by operating activities was $3,985,360 in 1996 versus $1,243,025 in 1995. This change is mostly attributable to a receivable of approximately $1.2 million from the disposition of available-for-sale securities as of December 31, 1995. Proceeds were received January 2, 1996. Net cash flows from investing activities amounted to negative $9,546,320 in 1996 compared to negative $20,810,142 in 1995. Funds used in lending activities were $10,182,473 in 1996 compared to $13,995,513 in 1995. Net funds used in securities activities amounted to ($ 401,271) in 1996 compared to $6,880,894 in 1995. These two areas accounted for the bulk of the change in investing activities. In 1996, net cash provided by financing activities was $5,570,412 compared to $22,306,826 in 1995. The Bank utilized the increase of $13,987,974 in deposits to fund the pay-off of FHLB advances and investing activities.

  Book value per share was $11.26 at December 31, 1996 versus $11.57 per share at December 31, 1995. The change in the market value of the Bank's investment security portfolio and the decrease in retained earnings, when coupled with an increase of 15,479 shares outstanding, caused the drop in book value per share.

NET INTEREST INCOME

  Net interest income for the year ended December 31, 1996 was $8,379,707, compared to $7,867,986 for 1995, an increase of $511,721, or 6.50%. The increase was the result of increased volume of the Bank's loan portfolio.

  Total interest income increased $1,237,914, or 7.09%, with 62.12% of the increase attributed to the change in volume and 37.88% related to the change in interest rates. Interest expense increased $726,193, or 7.57%, with 13.09% attributed to the increased volume of both deposits and FHLB advances, and 86.91% related to the rise in interest rates.

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

PROVISION FOR LOAN LOSSES

  The allowance for loan losses was $2,158,026 for the year ended December 31, 1996, compared to $1,828,060 at year-end 1995. Charge-offs were $1,380,614 for 1996, and $2,095,220 for 1995. The allowance as a percentage of total loans was 0.98% at year-end 1996 versus 0.87% from 1995. Non-performing assets amounted to $2,343,898, or 0.89% of total assets for 1996 compared to $2,425,650, or 0.94%
of total assets for year-end 1995.

OTHER INCOME AND EXPENSE

  Total non-interest income decreased by $517,762, or 35.18% to $1,989,609. Net gains in the sale of securities and bank property increased $277,806 due to the sale of a piece of property located adjacent to the Bank's New London branch office.

  Total non-interest expense increased $1,484,401, or 23.46% to $7,811,701. This increase was due to the one-time payment of $995,000 to the Federal Deposit Insurance Corporation to recapitalize the savings Association Insurance Fund and the expensing of $229,970 to other expense to cover write-downs on real estate owned.

               [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY,P.C.]



The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of December 31, 1995, were audited by other auditors whose report dated January 19, 1996, expressed unqualified opinions on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.


                                 /s/ Shatswell, MacLeod & Company, P.C.
                                 --------------------------------------
                                 SHATSWELL, MacLEOD & COMPANY, P.C.


West Peabody, Massachusetts
January 26, 1998

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
              ---------------------------------------------------
                Consolidated Statements of Financial Condition

As of December 31,                                                               1997           1996
---------------------------------------------------------------------------  -------------  -------------
ASSETS
 Cash and due from banks                                                     $  9,196,626   $  5,868,749
 Federal funds sold                                                             4,110,000      5,134,000
                                                                             ------------   ------------
   Cash and cash equivalents                                                   13,306,626     11,002,749
 Securities available-for-sale                                                 30,104,674     24,950,725
 Securities held-to-maturity                                                       75,000        340,276
 Other investments                                                              1,987,560      2,307,557
 Loans held for sale                                                              673,950        745,650
 Loans receivable, net                                                        255,223,525    216,002,761
 Accrued interest receivable                                                    1,556,194      1,354,042
 Bank premises and equipment, net                                               8,178,335      5,104,366
 Investments in real estate                                                       548,257        619,487
 Real estate owned and property acquired in settlement of loans                   516,153        723,478
 Goodwill                                                                       3,460,184              -
 Other assets                                                                   2,358,504      1,234,253
                                                                             ------------   ------------
   Total assets                                                              $317,988,962   $264,385,344
                                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Demand deposits                                                             $ 15,105,900   $ 10,587,756
 Savings and NOW accounts                                                     123,023,410     96,630,674
 Time deposits                                                                133,097,650    106,740,465
                                                                             ------------   ------------
   Total deposits                                                             271,226,960    213,958,895

 Other borrowed funds                                                             300,000          5,000
 Securities sold under agreement to repurchase                                  8,393,192      8,662,736
 Advances from Federal Home Loan Bank                                          10,246,318     20,174,025
 Accrued expenses and other liabilities                                         2,259,367      2,390,998
                                                                             ------------   ------------
   Total liabilities                                                          292,425,837    245,191,654
                                                                             ------------   ------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value per share: 2,500,000 shares authorized,                -              -
  no shares issued or outstanding
 Common stock, $.01 par value, per share: 5,000,000 shares authorized,
  2,479,800 shares issued and 2,088,097 shares outstanding at
  December 31, 1997, 2,147,282 shares issued and 1,704,982 shares
  outstanding at December 31, 1996                                                 24,798         21,473
 Paid-in capital                                                               17,660,097     13,241,774
 Retained earnings                                                             10,221,049      8,437,149
 Net unrealized holding gain (loss) on securities available-for-sale, net
  of tax effect of $51,794 and $65,000 in 1997 and 1996, respectively              82,318       (127,179)
                                                                             ------------   ------------
                                                                               27,988,262     21,573,217
 Treasury stock, at cost, 391,703 shares as of December 31, 1997
  and 442,300 shares as of December 31, 1996                                   (2,425,137)    (2,379,527)
                                                                             ------------   ------------

   Total shareholders' equity                                                  25,563,125     19,193,690
                                                                             ------------   ------------

   Total liabilities and shareholders' equity                                $317,988,962   $264,385,344
                                                                             ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                             1997          1996          1995
-------------------------------------------------------  ------------  ------------  ------------

INTEREST INCOME
 Interest on loans                                       $21,214,024   $16,775,792   $15,846,308
 Interest and dividends on investments                     2,171,956     1,928,455     1,620,025
                                                         -----------   -----------   -----------
  Total interest income                                   23,385,980    18,704,247    17,466,333
                                                         -----------   -----------   -----------

INTEREST EXPENSE
 Interest on deposits                                     11,629,770     8,686,678     8,096,851
 Interest on advances and other borrowed money               974,930     1,637,862     1,501,496
                                                         -----------   -----------   -----------
  Total interest expense                                  12,604,700    10,324,540     9,598,347
                                                         -----------   -----------   -----------

  Net interest income                                     10,781,280     8,379,707     7,867,986

PROVISION FOR LOAN LOSSES                                    932,471     1,660,741     1,163,710
                                                         -----------   -----------   -----------

  Net interest income after provision for loan losses      9,848,809     6,718,966     6,704,276
                                                         -----------   -----------   -----------

OTHER INCOME
 Loan origination fees                                        96,510        75,564        89,632
 Customer service fees                                     1,263,989     1,190,726     1,058,868
 Net gain (loss) on sale and writedowns of securities        551,357       (26,500)      (37,933)
 Net gain (loss) on sale of premises and equipment           (68,765)      251,770       (14,603)
 Rental income                                               291,308       223,673       227,885
 Brokerage service income                                    148,341       153,261       110,705
 Other income                                                379,536       121,115        37,293
                                                         -----------   -----------   -----------
  Total other income                                       2,662,276     1,989,609     1,471,847
                                                         -----------   -----------   -----------

OTHER EXPENSES
 Salaries and employee benefits                            4,046,725     3,039,929     2,917,180
 Occupancy expenses                                        1,582,589     1,242,216     1,195,834
 Advertising and promotion                                   344,714       188,512       162,745
 Depositors' insurance                                       123,487     1,448,801       440,439
 Outside services                                            489,254       364,101       333,361
 Provision for other real estate owned losses                      -       229,970             -
 Amortization of goodwill                                    242,271             -             -
 Net loss on sale of loans                                   109,402        66,370        36,291
 Other expenses                                            1,568,971     1,231,802     1,241,450
                                                         -----------   -----------   -----------
  Total other expenses                                     8,507,413     7,811,701     6,327,300
                                                         -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   4,003,672       896,874     1,848,823

PROVISION FOR INCOME TAXES                                 1,232,740       286,163       604,000
                                                         -----------   -----------   -----------

NET INCOME                                               $ 2,770,932   $   610,711   $ 1,244,823
                                                         ===========   ===========   ===========

Earnings per common share                                      $1.36          $.36          $.74
                                                         ===========   ===========   ===========

Earnings per common share, assuming dilution                   $1.33          $.35          $.73
                                                         ===========   ===========   ===========

Dividends declared per common share                             $.50          $.50          $.50
                                                         ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31,                                      1997           1996           1995
----------------------------------------------------------------  -------------  -------------  -------------

COMMON STOCK
 Balance, beginning of year                                        $    21,473    $    21,473    $    21,473
 Shares issued in acquisition of Landmark Bank                           3,325              -              -
                                                                   -----------    -----------    -----------

 Balance, end of year                                              $    24,798    $    21,473    $    21,473
                                                                   ===========    ===========    ===========

PAID-IN CAPITAL
 Balance, beginning of year                                        $13,241,774    $13,160,382    $13,103,404
 Gain on issuance of treasury stock, at cost, for the exercise
  of stock options, including tax benefit                              489,847         81,392         56,978
 Acquisition of Landmark Bank                                        3,928,476              -              -
                                                                   -----------    -----------    -----------

 Balance, end of year                                              $17,660,097    $13,241,774    $13,160,382
                                                                   ===========    ===========    ===========

RETAINED EARNINGS
 Balance, beginning of year                                        $ 8,437,149    $ 8,673,504    $ 8,268,094
 Net income                                                          2,770,932        610,711      1,244,823
 Cash dividends paid                                                  (987,032)      (847,066)      (839,413)
                                                                   -----------    -----------    -----------

 Balance, end of year                                              $10,221,049    $ 8,437,149    $ 8,673,504
                                                                   ===========    ===========    ===========

NET UNREALIZED HOLDING GAIN (LOSS) ON
SECURITIES AVAILABLE-FOR-SALE
 Balance, beginning of year                                        $  (127,179)   $    97,594    $  (728,667)
 Net change                                                            209,497       (224,773)       826,261
                                                                   -----------    -----------    -----------

 Balance, end of year                                              $    82,318    $  (127,179)   $    97,594
                                                                   ===========    ===========    ===========

TREASURY STOCK
 Balance, beginning of year                                        $(2,379,527)   $(2,408,948)   $(2,411,430)
 Shares repurchased, (13,928 shares in 1997, 3,251 shares
  in 1996 and 14,968 shares in 1995)                                  (255,316)       (43,482)      (144,015)
 Exercise of stock options, (64,525 shares in 1997,
  18,730 shares in 1996 and 33,485 shares in 1995)                     209,706         72,903        146,497
                                                                   -----------    -----------    -----------

 Balance, end of year                                              $(2,425,137)   $(2,379,527)   $(2,408,948)
                                                                   ===========    ===========    ===========




  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,                                      1997           1996           1995
----------------------------------------------------------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $  2,770,932   $    610,711   $  1,244,823
 Depreciation and amortization                                         579,452        455,910        435,467
 Amortization of goodwill                                              242,271              -              -
 Loans originated for sale                                         (26,395,222)   (14,233,140)   (18,911,177)
 Proceeds from sales of loans                                       26,286,120     14,166,770     18,874,886
 Loss from sales of loans                                              109,402         66,370         36,291
 (Gain) loss from sales of premises and equipment                       68,765       (251,770)        14,603
 (Gain) loss from sales of debt securities available-for-sale
  and writedowns                                                       (62,010)           667          3,957
 Loss from sales of equity securities available-for-sale
  and writedowns                                                        10,653         25,833         33,975
 Gain on sales of other investments                                   (500,000)             -              -
 Provision for other real estate owned losses                                -        229,970              -
 Writedowns of other real estate owned                                       -        144,350              -
 Provision for loan losses                                             932,471      1,660,741      1,163,710
 Deferred tax expense (benefit)                                       (575,835)      (120,481)       324,909
 (Increase) decrease in accrued interest and other assets              178,486        861,580     (1,718,404)
 Decrease in deferred loan fees                                       (121,484)       (81,550)      (138,396)
 Increase (decrease) in accrued expenses and other liabilities        (676,718)       449,399       (121,619)
                                                                  ------------   ------------   ------------
   Net cash provided by operating activities                         2,847,283      3,985,360      1,243,025
                                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of premises and equipment                         108,149        344,387         84,400
 Proceeds from sales of other real estate owned                        219,389        182,830              -
 Capital expenditures - premises and equipment                      (1,079,184)      (316,986)      (545,515)
 Capital expenditures - other real estate owned                        (27,043)       (25,188)             -
 Proceeds from sales of debt securities available-for-sale          20,579,199      2,468,275      3,723,564
 Proceeds from sales of equity securities available-for-sale         1,192,719        450,642        794,170
 Proceeds from sales of other investments                              820,000              -              -
 Principal reduction on securities held-to-maturity                     25,000         52,778         52,778
 Purchases of securities available-for-sale                        (25,726,166)    (9,063,424)   (13,211,517)
 Maturities of securities available-for-sale                           200,000      6,498,000      2,665,000
 Purchases of other investments                                              -         (5,000)      (385,289)
 Purchase of Federal Home Loan Bank stock                                    -              -       (519,600)
 Net increase in loans                                                (320,383)   (10,182,473)   (13,995,513)
 Recoveries of previously charged off loans                             52,629         49,839          6,685
 Decrease in real estate owned                                               -              -        520,695
                                                                  ------------   ------------   ------------
   Net cash used in investing activities                            (3,955,691)    (9,546,320)   (20,810,142)
                                                                  ------------   ------------   ------------




  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                    1997          1996           1995
                                                                ------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits, savings
  and NOW accounts                                               11,487,757        458,741     (9,608,241)
 Net increase (decrease) in time deposits                        (2,411,055)    13,529,233     15,046,096
 Net increase (decrease) in repurchase agreements                  (453,344)      (890,089)     5,954,918
 Advances from Federal Home Loan Bank                                     -     21,600,000     38,800,000
 Principal payments of advances from Federal Home Loan Bank      (9,927,707)   (28,362,143)   (27,074,626)
 Net increase (decrease) in other borrowed funds                    295,000        (29,077)       (31,368)
 Cash and cash equivalents of $7,559,731 acquired in the
  acquisition of Landmark Bank, less cash of $2,275,000 paid for the common stock of Landmark Bank and less $320,302
  for acquisition costs                                           4,964,429              -              -
 Repurchase of treasury stock                                      (255,316)       (43,482)      (144,015)
 Dividends paid                                                    (987,032)      (847,066)      (839,413)
 Proceeds from exercise of stock options                            699,553        154,295        203,475
                                                                -----------   ------------   ------------
   Net cash provided by financing activities                      3,412,285      5,570,412     22,306,826
                                                                -----------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,303,877          9,452      2,739,709
CASH AND CASH EQUIVALENTS, beginning of year                     11,002,749     10,993,297      8,253,588
                                                                -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                          $13,306,626   $ 11,002,749   $ 10,993,297
                                                                ===========   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid                                                 $12,750,892   $ 10,379,699   $ 10,095,073
                                                                ===========   ============   ============
  Income taxes paid                                             $ 1,545,183   $    331,763   $    363,879
                                                                ===========   ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Loans originated for sales of other real estate owned         $   318,000   $    207,500   $          -
                                                                ===========   ============   ============
  Transfers from loans to real estate acquired through
   foreclosure                                                  $   303,021   $    478,755   $    320,000
                                                                ===========   ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Summary of significant accounting policies:

     NATURE OF OPERATIONS - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in New London, New Hampshire. The Company's subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates twelve branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and middle-income individuals.

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

     SECURITIES AVAILABLE-FOR-SALE - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $68,750, $728 and $76,590 have been included in earnings as realized losses for the years ended 1997, 1996 and 1995, respectively.

     SECURITIES HELD-TO-MATURITY - Bonds, notes and debentures which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts recognized in interest income using the interest method over the period to maturity. Declines that are other than temporary in the fair value of individual held-to-maturity securities below their cost result in write-downs of the individual securities to their fair value. No write-downs have occurred for securities held-to-maturity.

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

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by
Creditors for Impairment of a Loan."   This statement as amended by SFAS No. 118
requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The adoption of the new accounting standard did not have a material effect on the Company's financial position or results of operation. Interest income on impaired loans is recognized on an accrual basis when the impaired loan is less than 90 days past due and has not been reclassified to non-accrual status. Interest income on impaired loans over 90 days past due, and on loans placed on non-accrual status, is recognized using a cash basis accounting method. Cash receipts on impaired loans are recorded as both interest income and a reduction in the impaired loan balance consistent with the terms of the underlying contractual agreements.

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

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company applies SFAS No. 114 on a loan-by-loan basis. Homogeneous groups of loans such as consumer installment loans and residential mortgage loans are collectively evaluated for impairment. The Company does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

     BANK PREMISES AND EQUIPMENT - Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of company premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     REAL ESTATE OWNED AND PROPERTY ACQUIRED IN SETTLEMENT OF LOANS - The Company classifies loans as in-substance, repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at the lower of fair value minus estimated costs to sell or the outstanding balance of the loan. All properties are periodically reviewed and declines in the value of the property are charged against income.

     EARNINGS PER SHARE - In the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" (EPS) issued by the Financial Accounting Standards Board. SFAS No. 128 required restatement of all prior-period EPS presented that was not in accordance with SFAS No. 128. This statement simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no material effect on the Bank's 1997 financial statements and EPS for prior period financial statements was restated in accordance with SFAS No. 128.

     INCOME TAXES - Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting for deferred loan origination fees, unrealized loss on securities available-for-sale, provision for loan losses and depreciation.

     APPLE COMPUTER PROGRAM - During 1988, the Company offered depositors an Apple computer as an inducement to open a certificate of deposit. The cost of acquiring these computers has been treated as a prepayment of interest and is being amortized over the period to maturity of the deposit accounts. In the event of early withdrawal, the prorated value of the prepayment will be deducted from unpaid interest and principal at the time of withdrawal. As of December 31, 1997 and 1996, other assets include $22,263 and $67,019, respectively, of unamortized computer costs.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

   Cash and short-term instruments - The carrying amounts of cash and short-term instruments approximate their fair value.

   Available-for-sale and held-to-maturity securities - Fair values for available-for-sale securities, are based on quoted market prices. The carrying values of held-to-maturity and other investments approximate fair values.

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

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     DEFERRED LOAN ORIGINATION FEES - Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is being amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

     STOCK BASED COMPENSATION - Prior to 1996, the Company recognized stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25. As of January 1, 1996, the Company had the option, under SFAS No. 123, of changing its accounting method for stock-based compensation from the APB No. 25 method to the fair value method introduced in SFAS No. 123. The Company elected to continue using the APB No. 25 method. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

     LOAN SERVICING - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, (SFAS No. 122) "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125) which supersedes SFAS No. 122. These statements require the Company to recognize as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

     The cost of mortgage servicing rights is amortized on a straight-line basis which has substantially the same effect as amortizing the rights in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     CONCENTRATION OF CREDIT RISK - Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of New Hampshire.

     RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the current year's presentation.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  ACQUISITION OF LANDMARK BANK:

     On July 26, 1996, the Company entered into an agreement and plan of reorganization (the "Merger Agreement") with Landmark Bank. Pursuant to the Merger Agreement, the Company acquired all of the outstanding shares of Landmark Bank for total consideration of $7,030,974. The Merger Agreement was approved by the shareholders of the Company, shareholders of Landmark Bank, and various regulatory agencies. On January 22, 1997, the Company completed the acquisition of Landmark Bank.

     The purchase method of accounting was used to account for the merger.

     Under the terms of the merger agreement, holders of Landmark Bank's stock could elect to receive $12.00 in cash per share, or exchange their stock for stock in the Company at a ratio of 1.1707 shares of the common stock of the Company per Landmark share, subject to 60% of Landmark's stock being converted to stock and 40% to cash.

     Included in the total cost of acquiring Landmark Bank was $2,275,000 representing the fair value of the Company's shares issued to Landmark Bank shareholders who elected to receive cash.

     The results of operations of Landmark Bank from January 22, 1997 to December 31, 1997 are included in the 1997 consolidated statement of income of the Company.

     Goodwill recorded in the acquisition transaction is being amortized over fifteen years on the straight-line method.

     Results of operations for 1997 as though the Company and Landmark Bank had combined as of January 1, 1997 are not presented because the acquisition was so close to the beginning of 1997.

     Results of operations for 1996 as though the Company and Landmark Bank had combined as of January 1, 1996 are as follows:

Net interest income after provision for loan losses    $ 8,292,025
Noninterest income                                       2,324,330
                                                       -----------
     Total                                              10,616,355
Noninterest expense                                     10,625,213
                                                       -----------
Loss before income taxes                                    (8,858)
Income taxes                                               131,163
                                                       -----------
Net loss                                               $  (140,021)
                                                       ===========

Loss per common share                                  $      (.07)
                                                       ===========

     The above results of operations reflect adjustments of Landmark Bank's financial statements to reflect purchase accounting adjustments, including goodwill.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.    SECURITIES:

     The amortized cost and approximate market value of securities are summarized as follows:

                                                         December 31, 1997
                                                         -----------------
                                                         Gross       Gross
                                                       Unrealized  Unrealized
                                             Fair       Holding     Holding     Amortized
                                             Value        Gain        Loss        Cost
                                          -----------  ----------  ----------  -----------
Held-to-maturity:
 Bonds and notes -
  Municipal bonds                         $    75,000    $      -    $      -  $    75,000
                                          -----------    --------    --------  -----------
Total held-to-maturity                         75,000           -           -       75,000
                                          -----------    --------    --------  -----------

Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                     20,196,281     119,295      10,726   20,087,712
  U. S. Government, including agencies      3,777,080       9,681       1,721    3,769,120
  Other bonds and debentures                6,131,313      23,908       6,325    6,113,730
                                          -----------    --------    --------  -----------
Total available-for-sale                   30,104,674     152,884      18,772   29,970,562
                                          -----------    --------    --------  -----------

Other investments:
 Federal Home Loan Bank stock               1,861,000           -           -    1,861,000
 Other securities                             126,560           -           -      126,560
                                          -----------    --------    --------  -----------
Total other investments                     1,987,560           -           -    1,987,560
                                          -----------    --------    --------  -----------
Total securities                          $32,167,234    $152,884    $ 18,772  $32,033,122
                                          ===========    ========    ========  ===========

                                                       December 31, 1996
                                                       -----------------
Held-to-maturity:
 Bonds and notes -
  Municipal bonds                         $   340,276    $      -    $      -  $   340,276
                                          -----------    --------    --------  -----------
Total held-to-maturity                        340,276           -           -      340,276
                                          -----------    --------    --------  -----------

Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                     12,884,840      31,066      94,145   12,947,919
  U. S. Government, including agencies      3,269,758      17,393      18,099    3,270,464
  Other bonds and debentures                7,641,502      17,692      97,336    7,721,146
                                          -----------    --------    --------  -----------
                                           23,796,100      66,151     209,580   23,939,529
 Equity securities                          1,154,625      45,575      94,325    1,203,375
                                          -----------    --------    --------  -----------
Total available-for-sale                   24,950,725     111,726     303,905   25,142,904
                                          -----------    --------    --------  -----------

Other investments:
 Federal Home Loan Bank stock               1,861,000           -           -    1,861,000
 Other securities                             446,557           -           -      446,557
                                          -----------    --------    --------  -----------
Total other investments                     2,307,557           -           -    2,307,557
                                          -----------    --------    --------  -----------
Total securities                          $27,598,558    $111,726    $303,905  $27,790,737
                                          ===========    ========    ========  ===========

     Gross gains of $105,627, $810 and $3,425, and gross losses of $36,097, $807 and $7,382, were realized during 1997, 1996 and 1995, respectively, on sales of available-for-sale debt securities. Gross gains of $63,164 and gross losses of $10,277 were realized during 1997 on sales of available-for-sale equity securities. Gross gains of $500,000 were realized on sales of other investments.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SECURITIES: (continued)

     Maturities of debt securities classified as available-for-sale are as follows as of December 31, 1997:

                                                                          Weighted
                                                 Amortized      Fair       Average
                                                   Cost         Value       Yield
                                                -----------  -----------  ---------
Available-for-sale: bonds and notes -
 U.S. Treasury Notes                            $   999,268  $   999,375     5.129%
 Other bonds and debentures                       1,907,353    1,908,970     5.799
                                                -----------  -----------
Total due in one year or less                     2,906,621    2,908,345     5.679
                                                -----------  -----------
 U.S. Treasury Notes                             19,088,444   19,196,906     6.104
 Other bonds and debentures                       1,306,672    1,308,382     6.421
                                                -----------  -----------
Total due after one year through five years      20,395,116   20,505,288     6.122
                                                -----------  -----------
 U.S. Government, including agencies              3,201,467    3,202,997     6.947
 Other bonds and debentures                       2,058,129    2,075,340     7.180
                                                -----------  -----------
Total due after five years through ten years      5,259,596    5,278,337     6.897
                                                -----------  -----------
 U.S. Government, including agencies                567,653      574,083     7.043
 Other bonds and debentures                         841,576      838,621     6.954
                                                -----------  -----------
Total due after ten years                         1,409,229    1,412,704     6.998
                                                -----------  -----------
                                                $29,970,562  $30,104,674     6.654%
                                                ===========  ===========

     HELD-TO-MATURITY: Included in the caption bonds and notes is one municipal bond classified as held-to-maturity. The security is a Health Facility bond purchased by the Bank with a coupon rate and maturity date of 6.48%, June 1, 2000 at an amount of $100,000.

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 1997.

     A total par value of $1,000,000 was pledged to secure the treasury, tax and loan account as of December 31, 1997.

NOTE 4.  LOANS RECEIVABLE:

     Loans receivable consisted of the following as of December 31:

                                         1997          1996          1995          1994          1993
                                     ------------  ------------  ------------  ------------  ------------
Real estate loans
 Conventional                        $207,311,314  $183,550,150  $175,130,966  $161,091,563  $139,580,597
 Construction                           3,540,870     2,702,613     2,456,763     7,793,601     4,301,243
                                     ------------  ------------  ------------  ------------  ------------
                                      210,852,184   186,252,763   177,587,729   168,885,164   143,881,840
 Less - Unadvanced portion                900,858     1,270,412     1,434,258     2,841,500     1,222,932
                                     ------------  ------------  ------------  ------------  ------------
                                      209,951,326   184,982,351   176,153,471   166,043,664   142,658,908
Collateral loans                       20,635,457    20,574,710    19,524,706    18,776,523    19,584,411
Consumer loans                          7,792,874     4,860,325     5,025,818     5,264,449     5,158,271
Commercial and municipal loans         20,026,574     8,352,789     9,301,028     8,066,390     8,049,016
Other loans                               654,642       436,754       671,302       625,006       977,633
                                     ------------  ------------  ------------  ------------  ------------
 Total loans                          259,060,873   219,206,929   210,676,325   198,776,032   176,428,239
Less - Loans held for sale                673,950       745,650     3,095,971     3,753,657             -
                                     ------------  ------------  ------------  ------------  ------------
                                      258,386,923   218,461,279   207,580,354   195,022,375   176,428,239
Less - Allowance for loan losses        3,061,451     2,158,026     1,828,060     2,752,885     2,374,001
   Deferred loan origination fees         101,947       300,492       382,042       520,438       719,200
                                     ------------  ------------  ------------  ------------  ------------
Loans receivable, net                $255,223,525  $216,002,761  $205,370,252  $191,749,052  $173,335,038
                                     ============  ============  ============  ============  ============

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LOANS RECEIVABLE: (continued)

     The following is a summary of activity in the allowance for loan loss account for the years ended December 31:

                                             1997         1996         1995         1994         1993
                                          -----------  -----------  -----------  -----------  -----------
BALANCE, beginning of year                $2,158,026   $1,828,060   $2,752,885   $2,374,001   $2,094,931
                                          ----------   ----------   ----------   ----------   ----------
Loans charged-off:
Real estate loans
 Conventional                                291,437      628,107      141,541      252,258      723,131
 Construction                                 85,000      614,355    1,014,670        2,871      333,581
Collateral and consumer loans                226,710       36,721       25,568          612        5,289
Commercial and municipal loans               328,822      101,431      913,441      140,375       57,719
                                          ----------   ----------   ----------   ----------   ----------
 Total charged-off loans                     931,969    1,380,614    2,095,220      396,116    1,119,720
                                          ----------   ----------   ----------   ----------   ----------
Recoveries on loans:
Real estate loans
 Conventional                                  6,786       19,063        3,300       11,666       24,532
Collateral and consumer loans                 22,257       22,105        2,099        1,779        1,584
Commercial and municipal loans                23,586        8,671        1,286            -            -
                                          ----------   ----------   ----------   ----------   ----------
 Total recoveries                             52,629       49,839        6,685       13,445       26,116
                                          ----------   ----------   ----------   ----------   ----------
 Net charged-off loans:                      879,340    1,330,775    2,088,535      382,671    1,093,604
                                          ----------   ----------   ----------   ----------   ----------
Balance relating to acquisition
 of Landmark Bank:                           850,294            -            -            -            -
                                          ----------   ----------   ----------   ----------   ----------
Provision for loan losses charged
 to income:                                  932,471    1,660,741    1,163,710      761,555    1,372,674
                                          ----------   ----------   ----------   ----------   ----------
BALANCE, end of year                      $3,061,451   $2,158,026   $1,828,060   $2,752,885   $2,374,001
                                          ==========   ==========   ==========   ==========   ==========
Ratios of net charged-off loans during
 the period to average loans
 outstanding during the period                   .35%         .63%        1.02%         .20%         .64%
                                          ==========   ==========   ==========   ==========   ==========

     The Company had no extensions of credit to related parties in excess of 5% of shareholders' equity at any time during the year ended December 31, 1997 and 1996. Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during 1997. Total loans to such persons and their companies amounted to $1,214,774 as of December 31, 1997. During 1997 advances of $503,201 were made and repayments totaled $150,535.

Impaired loans as of December 31,                                                       1997        1996
-----------------------------------------------------------------------------------  ----------  ----------
Average recorded investment in impaired loans                                        $1,766,918  $  837,357
Recorded investment in impaired loans at December 31                                 $1,942,320  $1,188,183
Portion of valuation allowance allocated to impaired loans                           $  322,655  $  139,509
Net balance of impaired loans                                                        $1,619,665  $1,048,674
Interest income recognized on impaired loans                                         $   84,154  $   40,006
Interest income on impaired loans on cash basis                                      $    7,702  $   37,592
Recorded investment in impaired loans with related allowance for credit losses       $1,562,949  $  814,182
Recorded investment in impaired loans with no related allowance for credit losses    $  379,371  $  374,001

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LOANS RECEIVABLE: (continued)

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

                          1997         1996
                       -----------  -----------
Sold loans             $71,551,925  $52,165,252
                       ===========  ===========

Participation loans    $ 4,601,826  $ 2,664,278
                       ===========  ===========

     Servicing assets of $374,533 and $118,086 were capitalized in 1997 and 1996, respectively. Amortization of servicing assets was $63,805 in 1997 and $15,056 in 1996.

     Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

                                1997    1996
                              --------  -----
Balance, beginning of year     $     0  $   0
Additions                       57,422      -
                               -------  -----
Balance, end of year           $57,422  $   0
                               =======  =====

     The Company has issued letters of credit and has approved lines of credit loans to specific individuals and companies. The unused portions are as follows as of December 31:

                        1997         1996
                     -----------  -----------
Letters of credit    $   665,850  $   468,750
                     ===========  ===========

Lines of credit      $16,187,526  $13,110,069
                     ===========  ===========

NOTE 5.  BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

                                        1997         1996
                                     -----------  -----------
Land                                 $ 1,426,130   $  823,218
Buildings and premises                 7,183,344    4,891,724
Furniture, fixtures and equipment      4,287,616    3,610,607
                                     -----------   ----------
                                      12,897,090    9,325,549
Less - Accumulated depreciation        4,718,755    4,221,183
                                     -----------   ----------
                                     $ 8,178,335   $5,104,366
                                     ===========   ==========

NOTE 6.  Real estate owned and property acquired:

     As of December 31, 1997 and 1996, the Company owned property acquired by foreclosure and chattel property. The balances consisted of the following:

                             1997       1996
                           ---------  ---------
Residential real estate     $144,000   $ 75,000
Commercial real estate       372,153    632,026
Chattel property                   -     16,452
                            --------   --------
                            $516,153   $723,478
                            ========   ========

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  REAL ESTATE OWNED AND PROPERTY ACQUIRED: (continued)

     It is the policy of the Company, upon the acquisition of real estate by foreclosure, to evaluate the condition of the property, make any appropriate or necessary structural and/or cosmetic improvements and place the property as an open listing with all area real estate agents. Company employees are also encouraged to participate in the selling of these properties.

     For 1997, 1996 and 1995, $84,832, $179,443 and $112,544, respectively, of net operating cost of other real estate is included in net income.

NOTE 7.    DEPOSITS:

     Deposits consisted of the following as of December 31:

                                                                                              1997                   1996
                                                                                       --------------------   --------------------
Checking accounts (non-interest-bearing)                                                $ 15,105,900    5.6%   $ 10,587,756    4.9%
NOW accounts                                                                              33,488,870   12.3      26,030,170   12.2
Ever-Ready Money Market                                                                   23,651,154    8.7      11,207,455    5.2
Regular savings accounts                                                                   7,901,726    2.9       9,167,458    4.3
Treasury savings accounts                                                                 57,915,167   21.4      50,154,503   23.5
Club deposits                                                                                 66,493     .0          71,088     .0
                                                                                        ------------  -----    ------------  -----
                                                                                         138,129,310   50.9     107,218,430   50.1
                                                                                        ------------  -----    ------------  -----
Time deposits
2.00% - 2.99%                                                                                250,790     .1         448,874     .2
3.00% - 3.99%                                                                                      -      -               -      -
4.00% - 4.99%                                                                              2,931,518    1.1       2,738,534    1.3
5.00% - 5.99%                                                                             98,425,330   36.3      77,115,922   36.0
6.00% - 6.99%                                                                             14,837,481    5.5      11,667,942    5.5
7.00% - 7.99%                                                                             14,461,393    5.3      12,503,732    5.8
8.00% - 8.99%                                                                              2,191,138     .8       2,265,461    1.1
                                                                                        ------------  -----    ------------  -----
                                                                                         133,097,650   49.1     106,740,465   49.9
                                                                                        ------------  -----    ------------  -----
                                                                                        $271,226,960  100.0%   $213,958,895  100.0%
                                                                                        ============  =====    ============  =====
     The following is a summary of maturities of time deposits as of December 31, 1997:
1998                                                                                                           $ 96,554,358
1999                                                                                                             31,450,609
2000                                                                                                              3,594,856
2001                                                                                                                672,197
2002                                                                                                                657,927
Thereafter                                                                                                          167,703
                                                                                                               ------------
                                                                                                               $133,097,650
                                                                                                               ============

     As of December 31, 1997, time deposits include $16,700,496 of certificates of deposit with a minimum balance of $100,000. Maturities of these certificates are as follows:

Less than 3 months                                                                                             $ 3,625,650
Over 3 months and less than 6 months                                                                             6,497,816
Over 6 months and less than 12 months                                                                            4,171,978
Over 12 months                                                                                                   2,405,052
                                                                                                               -----------
                                                                                                               $16,700,496
                                                                                                               ===========

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

     The purchasers of the agreements have agreed to resell to the Company substantially identical securities at the maturities of the agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                         1997          1996
                                                     ------------  ------------
Average balance during the year                      $ 6,145,622   $ 5,060,481
Average interest rate during the year                       4.18%            4%
Maximum month-end balance during the year            $ 8,393,192   $ 8,662,736
Securities underlying the agreements at year end:
 Amortized cost                                      $19,086,674   $12,947,919
 Estimated fair value                                $19,201,594   $12,884,841

     The maturity dates of the repurchase agreements are from January 27, 1998 to October 25, 1998 on the anniversary date of the repurchase agreement. The securities are under control of the Bank.

NOTE 9.  ADVANCES FROM FEDERAL HOME LOAN BANK:

     Advances from the Federal Home Loan Bank consisted of loans, at various interest rates ranging from 4.87% to 6.78%, maturing as follows at December 31, 1997.

          1998                   $ 5,173,713
          1999                        60,579
          2000                     4,860,579
          2001 and thereafter        151,447
                                 -----------
                                 $10,246,318
                                 ===========

     These advances are secured by Federal Home Loan Bank stock (Note 2) and unspecified first mortgage loans. The Company is able to borrow up to an additional $85,000,000 of Federal Home Loan Bank advances.

     In addition to the above advances, the Company has credit available up to $6,260,000 under a revolving loan agreement with the Federal Home Loan Bank. There was an outstanding balance of $300,000 as of December 31, 1997. No amounts were borrowed against the line of credit as of December 31, 1996. Interest is payable monthly as funds are borrowed.


NOTE 10.    INCOME TAXES:

     The components of income tax expense are as follows for the years ended December 31:

                                 1997         1996       1995
                              -----------  ----------  --------
Current tax expense           $1,808,575   $ 406,644   $279,091
Deferred tax expense            (575,835)   (120,481)   324,909
                              ----------   ---------   --------
  Total income tax expense    $1,232,740   $ 286,163   $604,000
                              ==========   =========   ========

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  INCOME TAXES: (continued)

     The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                                                                      1997           1996      1995
                                                                                                 --------------  ------------  -----

Federal income tax at statutory rate                                                                      34.0%         34.0%  34.0%

Increase (decrease) in tax resulting from:
 Tax-exempt income                                                                                         (.3)         (1.6)  (1.0)

 Dividends received deduction                                                                              (.4)         (3.0)  (1.9)

 Goodwill amortization                                                                                     2.1             -      -
 Other, net                                                                                               (4.6)          2.5    1.6
                                                                                                    ----------     ---------   ----
                                                                                                          30.8%         31.9%  32.7%

                                                                                                    ==========     =========   ====

     The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                                                          1997          1996
                                                                                                    ----------     ---------
Deferred tax assets:
 Interest on non-performing loans                                                                   $   11,598     $   9,728
 Allowance for loan losses                                                                             953,119             -
 Loan origination fees                                                                                  39,371        98,399
 Mark to market loans available-for-sale                                                                    81         2,389
 Accrued directors fees                                                                                 29,564        23,858
 Unrealized holding loss on securities available-for-sale                                                    -        65,000
                                                                                                    ----------     ---------
  Gross deferred tax assets                                                                          1,033,733       199,374
                                                                                                    ----------     ---------

Deferred tax liabilities:
 Allowance for loan losses                                                                                   -       182,186
 Prepaid pension                                                                                       144,229       132,395
 Accelerated depreciation                                                                              239,969       178,921
 Investment write-down                                                                                       -        26,601
 Mortgage servicing rights                                                                             137,617        39,790
 Unrealized holding gain on securities available-for-sale                                               51,794             -
                                                                                                    ----------     ---------
  Gross deferred tax liabilities                                                                       573,609       559,893
                                                                                                    ----------     ---------

 Net deferred tax asset (liability)                                                                 $  460,124     $(360,519)
                                                                                                    ==========     =========

     Deferred tax assets as of December 31, 1997 includes $361,602 acquired from the acquisition of Landmark Bank.

     Deferred tax assets as of December 31, 1997 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

     As of December 31, 1997, the Company had no operating loss and tax credit carryover for tax purposes.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  STOCK COMPENSATION PLANS:

     As of December 31, 1997, the Company had three fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1997       1996       1995
                                           ----------  --------  ----------
Net income                    As reported  $2,770,932  $610,711  $1,244,823
                              Pro forma    $2,770,932  $500,828  $1,216,275

Earnings per common share     As reported  $     1.36  $    .36  $      .74
                              Pro forma    $     1.36  $    .30  $      .72

Earnings per common share,    As reported  $     1.33  $    .35  $      .73
 assuming dilution            Pro forma    $     1.33  $    .29  $      .72

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

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         1996            1995
                                    --------------  --------------
Weighted risk-free interest rate             6.37%           6.67%
Weighted expected life                 9.25 years      9.25 years
Weighted expected volatility                17.33%          17.33%
Weighted expected dividend yield    5.0% per year   5.0% per year

     No options were granted in 1997.

     No modifications have been made to the terms of the option agreements.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  STOCK COMPENSATION PLANS: (continued)

     A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                     1997                      1996                   1995
                          --------------------------  ----------------------   -------------------
                                            Weighted                Weighted              Weighted
                                            Average                  Average              Average
                                            Exercise                Exercise              Exercise
                               Shares        Price       Shares       Price     Shares     Price
                          ----------------  --------  ------------  ---------  ---------  --------
Outstanding at
 beginning of year                141,760    $ 10.34       62,590      $ 8.22    66,075      $6.78
Granted                                 0          -       97,900       11.29    30,000       9.00
Exercised                         (64,525)      9.58      (18,730)       8.24   (33,485)      6.08
Forfeited                          (1,800)    10.125            -                     -
                                 --------             -----------              --------
Outstanding at
 end of year                       75,435    $ 10.99      141,760      $10.34    62,590      $8.22
                                 ========             ===========              ========

Options exercisable
 at year-end                       75,435                 141,760                62,590
Weighted-average
 fair value of
 options granted
 during the year                      N/A                $   1.84                 $1.56

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                      Options Outstanding and Exercisable
                            -------------------------------------------------------
                                                 Number
                                              Outstanding              Remaining
                            Exercise Prices  as of 12/31/97        Contractual Life
                            ---------------  --------------        ----------------
                                      $9.00     13,685                7.0 years
                                     10.125     27,750                8.0 years
                                      12.50     34,000                8.9 years
                                               -------
                                      10.99     75,435                8.2 years
                                               =======


NOTE 12.  EMPLOYEE BENEFIT PLANS:

     Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

     Net pension cost for the Company's defined benefit pension plan consisted of the following components as of December 31:

                                                     1997        1996        1995
                                                  ----------  ----------  ----------
 Service cost                                     $  91,465   $  84,057   $  88,168
 Interest cost on projected benefit obligation      112,553     109,326     104,325
 Actual return on plan assets                      (229,694)   (143,470)   (143,671)
 Net amortization and deferral                      137,125      72,337      85,790
                                                  ---------   ---------   ---------
                                                  $ 111,449   $ 122,250   $ 134,612
                                                  =========   =========   =========

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  Employee benefit plans: (continued)

       The following table sets forth the plan's funded status and amounts recognized in the accompanying consolidated statements of financial position as of December 31:

                                                                                   1997         1996
                                                                                -----------  -----------
Actuarial present value of benefit obligations:
 Vested benefit obligation                                                      $1,385,979   $1,297,443
                                                                                ==========   ==========
 Accumulated benefit obligation                                                 $1,452,874   $1,350,262
                                                                                ==========   ==========
 Projected benefit obligation                                                   $1,636,696   $1,516,431
 Plan assets at fair value, primarily invested in debt and equity securities     1,852,640    1,636,405
                                                                                ----------   ----------
 Projected benefit obligation less than plan assets                                215,944      119,974
 Unrecognized net loss                                                             239,357      286,143
 Unrecognized prior service cost                                                   (29,965)     (32,658)
                                                                                ----------   ----------
 Prepaid expense, included in other assets                                      $  425,336   $  373,459
                                                                                ==========   ==========

     Assumptions used by the Company in the determination of pension plan information consisted of the following as of December 31:

                                                     1997   1996
                                                     -----  -----
 Discount rate                                       7.00%  7.00%
 Rate of increase in compensation levels             3.00   3.00
 Expected long-term rate of return on plan assets    7.00   7.00

       Profit Sharing - Stock Ownership Plan - Lake Sunapee Bank, fsb, adopted a Profit Sharing - Stock Ownership Plan which became effective January 1, 1987. The purpose of the Plan is to reward eligible employees for long and loyal service by providing them with retirement benefits. The Plan is a qualified defined contribution plan designed to meet the requirements of ERISA and to conform to Section 40l(k) of the Internal Revenue Code. All employees of Lake Sunapee Bank, fsb, and its subsidiaries who have attained age 21 and have completed one year of service are eligible to participate in the Plan. Participation is not required. Eligible employees electing to participate may contribute between 2% and 15% of their salary to the Plan up to $9,500 for 1997. Participants will not be subject to federal income taxation on such contributions which constitute salary reductions at the time such contributions are made. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

     Discretionary and matching contributions to the Plan are invested primarily in company stock. Benefits under the Profit Sharing - Stock Ownership Plan will be payable upon retirement, death or other separation from service.

     The assets of the Profit Sharing - Stock Ownership Plan are held pursuant to an Investment Management Agreement with Charter Trust Company as Agent. The assets are invested as directed by participating employees and the Bank.

     For 1997, 1996 and 1995, participating employees' contributions totaled $139,992, $118,346 and $96,452, respectively. The Bank made a matching contribution of $14,000 for 1997 and $10,000 for 1996. A participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

NOTE 13.  COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions. As of December 31, 1997, the Company had entered into commitments to fund loans totaling $8,317,435. The majority of these loans will have fixed rates.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  COMMITMENTS AND CONTINGENCIES: (continued)

     The following is a schedule, by interest rate, of loan commitments outstanding as of December 31:

                       1997        1996
                    ----------  ----------
 6.00% - 6.99%      $2,187,875  $2,439,825
 7.00% - 7.99%       5,799,460   1,500,194
 8.00% - 8.99%         240,000     210,137
 9.00% - 9.99%          74,000      20,000
 10.00% - 10.99%        16,100      25,000
                    ----------  ----------
                    $8,317,435  $4,195,156
                    ==========  ==========

     As of December 31, 1997, the Company was obligated under non-cancelable operating leases for bank premises expiring between 2005 and 2007. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1997:

          1998                              $ 98,781
          1999                                98,781
          2000                                98,781
          2001                                98,781
          2002                                98,781
          Years thereafter                   361,565
                                            --------
           Total minimum lease payments     $855,470
                                            ========

     Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $60,632 for the year ended December 31, 1997.

NOTE 14.  SHAREHOLDERS' EQUITY:

     Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 1997.

     Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

     Treasury stock - On July 15, 1993, the Company announced a buy back program whereby the Company intends to repurchase, on the open market, 10% of its currently outstanding common stock. As of December 31, 1997, 103,854 shares remained to be purchased from the 1993 buy back program.

     Treasury stock is recorded at cost, as purchased. Treasury stock sold is accounted for on a first-in, first-out basis.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  SHAREHOLDERS' EQUITY: (continued)

     Special bad debts deduction - In prior years, Lake Sunapee Savings Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 1997 includes approximately $1,896,000 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 15.  EARNINGS PER SHARE (EPS)

     Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                              Income        Shares      Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                            -----------  -------------  ---------
Year ended December 31, 1997
 Basic EPS
  Net income and income available to common stockholders    $2,770,932      2,037,706       $1.36
  Effect of dilutive securities, options                                       41,254
                                                            ----------      ---------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $2,770,932      2,078,960       $1.33
                                                            ==========      =========       =====

Year ended December 31, 1996 - As restated
 Basic EPS
  Net income and income available to common stockholders    $  610,711      1,694,410         .36
  Effect of dilutive securities, options                                       28,573
                                                            ----------      ---------
 Diluted EPS
  Income available to common stockholders and assumed
   conversion                                               $  610,711      1,722,983       $ .35
                                                            ==========      =========       =====

Year ended December 31, 1995 - As restated
 Basic EPS
  Net income and income available to common stockholders    $1,244,823      1,678,647       $ .74
  Effect of dilutive securities, options                                       20,889
                                                            ----------      ---------
 Diluted EPS
  Income available to common stockholders and assumed
   conversion                                               $1,244,823      1,699,536       $ .73
                                                            ==========      =========       =====

NOTE 16.  REGULATORY MATTERS:

     The Company and the Bank are subject to various capital requirements administered by their primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum regulatory requirements can initiate mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  REGULATORY MATTERS: (continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).

     Management believes, as of December 31, 1997, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                      To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                                    Actual       Adequacy Purposes:   Action Provisions:
                                                ---------------  ------------------   ------------------
                                                Amount   Ratio   Amount     Ratio     Amount       Ratio
                                                -------  ------  -------  ---------   -------      -----
                                                              (Dollar amounts in Thousands)
As of December 31, 1997:
Total Risk-Based Capital (to Risk
  Weighted Assets)                              $21,611  11.86%  $14,577      >8.0%   $18,222      >10.0%
                                                                              -                    -
 Tier 1 Capital (to Risk Weighted Assets)        20,341  11.12     7,320      >4.0     10,979       >6.0
                                                                              -                     -
 Tier 1 Capital (to Adjusted Total Assets)       20,341   6.47    12,569      >4.0     15,711       >5.0
                                                                              -                     -
 Tangible Capital (to Adjusted Total Assets)     20,341   6.47     4,713      >1.5        N/A        N/A
                                                                              -

As of December 31, 1996:
 Total Risk-Based Capital (to Risk
  Weighted Assets)                               18,146  12.00    12,097      >8.0     15,121      >10.0
                                                                              -                    -
 Tier 1 Capital (to Risk Weighted Assets)        17,862  11.81     9,072      >4.0     13,606       >6.0
                                                                              -                     -
 Tier 1 Capital (to Adjusted Total Assets)       17,862   6.76     7,932      >4.0      9,915       >5.0
                                                                              -                     -
 Tangible Capital (to Adjusted Total Assets)     17,862   6.76     3,966      >1.5        N/A        N/A
                                                                              -

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

                                                              1997                        1996
                                                   --------------------------  --------------------------
                                                     Carrying        Fair        Carrying        Fair
                                                      Amount        Value         Amount        Value
                                                   ------------  ------------  ------------  ------------
Financial assets:
 Cash and cash equivalents                         $ 13,306,626  $ 13,306,626  $ 11,002,749  $ 11,002,749
 Securities available-for-sale                       30,104,674    30,104,674    24,950,725    24,950,725
 Securities held-to-maturity                             75,000        75,000       340,276       340,276
 Other investments                                    1,987,560     1,987,560     2,307,557     2,307,557
 Loans                                              255,223,525   256,938,000   216,002,761   216,136,350
 Loans held-for-sale                                    673,950       673,950       745,650       745,650
 Accrued interest receivable                          1,556,194     1,556,194     1,354,042     1,354,042

Financial liabilities:
 Regular savings, NOW, demand and
  money market deposits                             138,129,310   138,129,310   107,218,430   107,218,430
 Time deposits                                      133,097,650   133,535,000   106,740,465   107,416,000
 Other borrowed funds                                   300,000       300,000         5,000         5,000
 Securities sold under agreements to repurchase       8,393,192     8,393,192     8,662,736     8,662,736
 Advances from Federal Home Loan Bank                10,246,318    10,237,000    20,174,025    20,162,000

     The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions.

     The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." Accounting policies related to financial instruments are described in Note 1.

NOTE 18.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS:

     The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. ("Parent Company") for the years ended December 31:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                   1997         1996
                                                -----------  -----------
ASSETS
 Investment in subsidiary, Lake Sunapee Bank    $24,128,876  $17,855,719
 Advances to Lake Sunapee Bank                    1,434,249    1,337,971
                                                -----------  -----------
  Total assets                                  $25,563,125  $19,193,690
                                                ===========  ===========

SHAREHOLDERS' EQUITY                            $25,563,125  $19,193,690
                                                ===========  ===========

                         CONDENSED STATEMENTS OF INCOME

                                                      1997          1996         1995
                                                  ------------  ------------  -----------
Dividends from subsidiary                          $3,000,000    $1,000,000    $1,000,000
Operating expenses                                      4,380        13,874        12,830
                                                   ----------    ----------    ----------
Income before equity in earnings of subsidiary      2,995,620       986,126       987,170
Equity in earnings (loss) of subsidiary              (224,688)     (375,415)      257,653
                                                   ----------    ----------    ----------

Net income                                         $2,770,932    $  610,711    $1,244,823
                                                   ==========    ==========    ==========

        ===============================================================
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.  Condensed parent company financial statements: (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   1997         1996         1995
                                               ------------  ----------  ------------
Cash flows from operating activities:
 Net income                                    $ 2,770,932   $ 610,711    $1,244,823
 Equity in earnings (loss) of subsidiary           224,688     375,415      (257,653)
                                               -----------   ---------    ----------
  Net cash provided by operating activities      2,995,620     986,126       987,170
                                               -----------   ---------    ----------

Cash flows from investing activities:
 Additional investment in subsidiary               (81,547)          -             -
 Advances to subsidiary, net                       (96,278)   (249,873)     (207,217)
                                               -----------   ---------    ----------
  Net cash used in investing activities           (177,825)   (249,873)     (207,217)
                                               -----------   ---------    ----------

Cash flows from financing activities:
 Proceeds from stock options exercised             699,553     154,295       203,475
 Dividends paid                                   (987,032)   (847,066)     (839,413)
 Acquisition of Landmark Bank                   (2,275,000)
 Repurchase of treasury stock                     (255,316)    (43,482)     (144,015)
                                               -----------   ---------    ----------
  Net cash used in financing activities         (2,817,795)   (736,253)     (779,953)
                                               -----------   ---------    ----------

Cash, end of year                              $         -   $       -    $        -
                                               ===========   =========    ==========

     The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995, and therefore are not reprinted here.

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                          SEC Commission Number 17859
                          For the fiscal year ended:
                               DECEMBER 31, 1997


                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                             02-0430695
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

                            9 MAIN STREET, PO BOX 9
                       NEWPORT, NEW HAMPSHIRE 03773-0009
                                   (Address)

      Registrant's telephone number, including area code:  (603) 863-0886

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
                                      Yes   X       No
                                          -----        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                -------

The aggregate market value of the voting stock held by non-affiliates of the registrant is between $41,339,306 and $40,431,811 based on a $21.41 average bid and a $20.94 average asked price, respectively, as of December 31, 1997.

Number of shares of Common Stock Outstanding as of February 12, 1998:  2,088,497

                     =====================================
                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.

                                     INDEX


PART I
Item 1.     Business.......................................................................  46
Item 2.     Properties.....................................................................  57
Item 3.     Legal Proceedings..............................................................  58
Item 4.     Submission of Matters to a Vote of Security Holders............................  58

PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.......  58
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................  58
Item 7.     Financial Statements and Supplementary Information
            Report of Independent Auditors.................................................  58
            Consolidated Statements of Financial Condition.................................  58
            Consolidated Statements of Income..............................................  58
            Consolidated Statements of Changes in Shareholders' Equity.....................  58
            Consolidated Statements of Cash Flows..........................................  58
            Notes to Consolidated Financial Statements.....................................  58
Item 8.     Disagreements on Accounting and Financial Disclosure...........................  59

PART III
Item 9.     Directors and Executive Officers of the Registrant.............................  59
Item 10.    Executive Compensation.........................................................  59
Item 11.    Security Ownership of Certain Beneficial Owners and Management.................  59
Item 12.    Certain Relationships and Related Transactions.................................  59
Item 13.    Exhibits and Reports on Form 8-K
            Exhibits.......................................................................  59
            Reports on Form 8-K............................................................  60

            Signatures.....................................................................  61


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

  Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $318 million as of December 31, 1997.

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

                              LENDING ACTIVITIES

  The Bank's loan portfolio totaled $259,060,873, including $673,950 of loans held for sale at December 31, 1997, representing approximately 81% of total assets. As of December 31, 1997, approximately 85% of the mortgage loan portfolio had adjustable rates. As of December 31, 1997, the Bank had sold $71,551,925 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

  COMMERCIAL LOANS. The Bank offers commercial loans in accordance with regulatory requirements. Under current regulation the bank is limited to 20% of total assets. The Bank currently has approximately 8% commercial loans.

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

  As of December 31, 1997, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

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

                                  REGULATION

GENERAL

          The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

          The OTS and the FDIC have a significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

          The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATIONS OF FEDERAL SAVINGS ASSOCIATIONS

          BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 20% of an association's assets on the aggregate amount of commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

          LOANS TO BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 1997, the Bank's regulatory limit on loans to one borrower was $3.7 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $2,415,966, and the second largest borrower had an aggregate balance of $1,638,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

          QTL TEST. The HOLA requires a savings association to meet a qualified thrift leader, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 1997, the Bank maintained 88.38% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift leader. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

          A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the"BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may only do so once.

          CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital to such adjusted total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's assets as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4% an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk and 2% multiplied by the estimated economic value o the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. For information pertaining to capital requirements please see Note 14 of the Financial Statements.

          LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire it shares, payments to shareholders of another institution in a cash cut merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution; the Bank failed to meet its minimum capital requirements, as described above.

          ASSESSMENTS. Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During July 1997, the Bank paid the semiannual assessment of $40,274.

          BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the "QTL" test for a qualified thrift leader or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which composes qualification requirements similar to those for a "qualified thrift leader" under the HOLA. See "QTL" Test. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

          COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with it examination of a savings association, to asses the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examinations.

          In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institutions record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

          TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Banks' subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) at the BHC Act and (b) from purchasing the securities of any affiliates other than a subsidiary. Section 23A limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable truncations, such truncations may only occur under terms and circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

          The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Section 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

          ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDIC Act), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, of the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS the enforcement action be taken with respect to a particular savings association.
If action is not taken by the Director of OTS the enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

          STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDIC, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disappropriate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

          REAL ESTATE LENDING STANDARDS. The OTS and other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to proposed loan-to-value limitations so long as such exemptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

          PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specified capital level. A savings association will be treated as "adequately capitalized" if its ratio of total to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 8.0%, its ratio core capital to risk weighted assets is at least 4.0%, and its ratio o core capital to total assets is at least 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institution rating system). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio of or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL: financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage of less than 3.0% is considered to be "significantly undercapitalized". A savings association that has tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements.

          The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital distribution or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondence associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

          If one or more grounds exist for appointing a conserver or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets; be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

          When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.


INSURANCE OF DEPOSIT ACCOUNTS

  The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

  Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for both the BIF and the SAIF had ranged from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "1996 Act") was enacted into law, and it amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. The special SAIF assessment was paid by the Bank on November 27, 1996 in the amount of $994,025. The impact on operations net of related tax effects; reduced reported earnings by approximately $350,000 for the year ended December 31, 1996.

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

  The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate chargers for banks and thrift and to report the Secretary's conclusions and findings to the Congress.

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

FEDERAL HOME LOAN BANK SYSTEM

  The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 1997, of $1.9 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

  The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $119,109, $120,506, and $150,058 during the years ended December 31, 1997, 1996, and 1995, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

LIQUIDITY

  The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 1997 was 12.81% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

YEAR 2000

  Certain computer equipment, computer programs and systems that are controlled by computer programs were originally programmed with six digit dates that provided only two digits for the calendar year. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Therefore, if the problem is not adequately addressed, this software could produce inaccurate or unpredictable results on January 1, 2000. The Company, like most financial services providers, may be significantly affected by the "Year 2000 Issue" due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. vendors providing credit bureau information) are likely to be affected.
As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated.

  Financial institution regulators have recently increased their focus upon Year 2000 Issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. Each federal regulated financial institution is under a mandate to survey its exposure, measure the risk and to prepare a plan in order to solve the Year 2000 Issue.

  In order to address the Year 2000 Issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Issue assess its potential; impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed.

  Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Company's external vendors have surveyed its programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to the end of 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations.

  In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings incurred. Such costs have not been material to date.

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

  The Bank's tax returns have been audited and accepted through December 31, 1996 by the Internal Revenue Service.

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

  Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 1997, the tax amounted to $13,783.

  At December 31, 1997, LSB had a total of 108 full-time employees and 24 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

FEDERAL SECURITIES LAWS

  The Company's common stock is registered with the SEC under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2. PROPERTIES

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 1997:

                                  YEAR          NET BOOK VALUE       EXPIRATION    LEASE RENEWAL
Location                         Opened     LEASED        Owned     DATE OF LEASE     OPTION
------------------------------------------------------------------------------------------------
Corporate Office
 9 Main Street
 Newport, NH                       1868              $   1,473,416

Guild Office
 300 Sunapee Street
 Newport, NH                       1978              $     103,758

Bradford Office
 115 East Main Street
 Bradford, NH                      1975              $      77,853

Grantham Office
 165 Route 10 South
 Grantham, NH                      1980              $    308,945.

Hanover Street Office
 106 Hanover Street
 Lebanon, NH                       1997              $  2,152,778.

Lebanon Office
 200 Heater Road
 Lebanon, NH                       1986              $     571,868

New London Office
 24 Newport Road
 New London, NH                    1981              $     401,354

Sunapee Office
 565 Route 11
 Sunapee, NH                       1965              $      88,147

Andover Office (1)
 720 Main Street
 Andover, NH                       1987  $   33,695                                            -

Centerra Office (1)
 12 Centerra Pkwy.
 Lebanon, NH                       1997  $  174,451                          2007     5 Years

Hillsboro Office (1)
 15 Antrim Road
 Hillsboro, NH                     1994  $   17,603                          2000     4 Years

West Lebanon Office (1)
 83 Main Street
 West Lebanon, NH                  1994  $  126,593                          1999    15 Years

(1) Operating lease, value of improvements.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending in which the Company is a party or which the property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders of the company during the fourth quarter.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table shows the market range for the Company's Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

                         PERIOD                            HIGH        LOW
                  ----------------------------------------------------------

1997                First Quarter                   $     12 3/4  $   11 3/4
                    Second Quarter                        15 1/2      11 3/4
                    Third Quarter                         21 1/4      15 3/8
                    Fourth Quarter                        22 3/4      18 1/4

1996                First Quarter                   $     10 1/2  $    9 1/4

                    Second Quarter                       10 7/16       9 1/2
                    Third Quarter                         12 1/2       9 3/4
                    Fourth Quarter                        13 1/2      11 3/8

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 1997, New Hampshire Thrift Bancshares, Inc. had approximately 785 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                 1997     1996
                                            ------------------
First Quarter                                 $  .125  $  .125
Second Quarter                                   .125     .125
Third Quarter                                    .125     .125
Fourth Quarter                                   .125     .125

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

The information called for by this item is contained on pages 7 through 17 of this document.

ITEM 7. FINANCIAL STATEMENTS

The report of independent accountants and the financial information called for by this item are contained on pages 18 through 43 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          The exhibits filed as a part of this Registration Statement are as follows:

          (A). LIST OF EXHIBITS. (Filed herewith unless otherwise noted.)

EXHIBIT NO.            DESCRIPTION
-----------            -----------

   2.1 Agreement as Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. ("NHTB"), Lake Sunapee Bank, fsb (the "Bank") and Landmark Bank. ("Landmark"), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company's Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the "Commission") on November 5, 1996 (the "November 5, 1996 S-4"))

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

  10.1 Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

  10.2 New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-4).

  10.3 Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the Company's Form S-4 (file No. 33-27192), filed with the Commission on March 1,
                    1989).

  10.4 New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company's Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

  10.5 Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

  10.6 Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

  10.7 Stock Option Agreement, dated as of July 26, 1996, between NHTB and Landmark, (previously filed as an exhibit to the November 5, 1996 S-4).

  11.1 Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

  16.1 Letter on Change in Certifying Accountant (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 1996).

  21.1 Subsidiaries of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

  27.1 Financial Data Schedule (submitted only with filing in electronic format).

  99.1 Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company (to be filed pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934, as amended).


        (B)  REPORTS OF FORM 8-K.

        None.

==========
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.


By:  /s/ John J. Kiernan          Chairman of the Board                  March 6, 1998
     -------------------
     (John J. Kiernan)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                         Title                                  Date

     /s/ John J. Kiernan          Chairman of the Board                  March 6, 1998
     -------------------
     (John J. Kiernan)

     /s/ Stephen W. Ensign        Vice Chairman of the Board,            March 6, 1998
     ---------------------
     (Stephen W. Ensign)          President and Chief Executive Officer

     /s/ Stephen R. Theroux       Director, Executive Vice President     March 6, 1998
     ----------------------
     (Stephen R. Theroux)         and Chief Financial Officer

     /s/ Leonard R. Cashman       Director                               March 6, 1998
     ----------------------
     (Leonard R. Cashman)

     /s/ Ralph B. Fifield, Jr.    Director                               March 6, 1998
     -------------------------
     (Ralph B. Fifield, Jr.)

     /s/ John A. Kelley, Jr.      Director                               March 6, 1998
     -----------------------
     (John A. Kelley, Jr.)

     /s/ Peter R. Lovely          Director                               March 6, 1998
     -------------------
     (Peter R. Lovely)

     /s/ Dennis A. Morrow         Director                               March 6, 1998
     --------------------
     (Dennis A. Morrow)

     /s/ Jack H. Nelson           Director                               March 6, 1998
     ------------------
     (Jack H. Nelson)

     /s/ Priscilla W. Ohler       Director                               March 6, 1998
     ----------------------
     (Priscilla W. Ohler)

     /s/ Kenneth D. Weed          Director                               March 6, 1998
     -------------------
     (Kenneth D. Weed)


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

Peter R. Lovely
Senior Vice President
Brokerage Services

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

Stephen R. Theroux
Executive Vice President
and Chief Operating Officer

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

Joseph B. Willey
Principal Owner, President
and Director Pro-Cut International

OFFICERS
--------

John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer

Stephen R. Theroux
Executive Vice President
and Chief Operating Officer

ACCOUNTING
Daryl J. Cady
Vice President and
Chief Financial Officer

ADMINISTRATION
Sandra M. Blackington
Assistant Secretary

BUSINESS DEVELOPMENT
Peter R. Lovely
Senior Vice President

COMPLIANCE AND INTERNAL AUDIT
H. Bliss Dayton
Vice President

Arthur W. Phillips
Assistant Vice President
and Certified Real Estate Appraiser

COMMERCIAL LENDING
W. Grant MacEwan
Senior Vice President

Scott Laughinghouse
Vice President

Scott Walters
Vice President

Erik Cinquemani
Assistant Vice President
Commercial Lending Analyst

Dana Favor
Assistant Vice President
Loan Review

Louis Shelzi, Jr.
Assistant Vice President
Commercial Loan Officer

MORTGAGE LENDING
Sharon L. Whitaker
Vice President

Francetta Raymond
Assistant Vice President

LOAN ORIGINATION
Robert C. O'Brien
Senior Vice President

Colin S. Campbell
Vice President

Stephen B. Ellis
Assistant Vice President

Peter N. Jennings
Loan Officer

MARKETING
Douglas S. Baxter
Vice President

OPERATIONS
Sandra J. Luckury
Assistant Vice President

Gail A. Fraser
Assistant Vice President

SHAREHOLDER RELATIONS AND CORPORATE SECRETARY
Linda L. Oldham
Senior Vice President

RETAIL OFFICES
Darlene Romano
Assistant Vice President
Retail Manager

9 Main Street
Newport, NH 03773
(603) 863-5772
(800) 281-5772
Terri G. Spanos
Assistant Vice President

720 Main Street
Andover, NH 03216
(603) 735-5772
Sue-Anne C. Bourbeau Supervisor

115 East  Main Street
Bradford, NH 03221
(603) 938-2277
Nancy E. Desmarais Supervisor

165 Route 10 South
Grantham, NH 03753
(603) 863-5600
Anita G. Wise
Manager

15 Antrim Road
Hillsboro, NH 03244
(603) 464-4820
Virginia S. Landers
Supervisor

200 Heater Road
Lebanon, NH 03766
(603) 448-2566
Michelle LeClair
Manager

106 Hanover Street
Lebanon, NH  03766
(603) 448-0101

12 Centerra Parkway, Suite 10
Lebanon, NH  03766
(603) 643-9912
Dorisann Ross
Manager

24 Newport Road
New London, NH 03257
(603) 526-6933
Richard G. Biron
Assistant Vice President

Maxine B. Wiggins
Customer Service Officer

300 Sunapee Street
Newport, NH 03773
(603) 863-1428
Sherri A. Cummings
Supervisor

565 Route 11
Sunapee, NH 03782
(603) 763-2511
Heide Hubert Menard
Manager

83 Main Street
West Lebanon, NH 03784
(603) 298-7500
Koreen Henne
Manager

AFFILIATED COMPANY
Charter Trust Company
90 North Main Street
Concord, NH 03302
(603) 224-1350
(800) 639-5903

-----------------------                                         --------------------------
BOARD OF ADVISORS                                               SHAREHOLDER INFORMATION

Philip D. Allen (1)             Paul J. Linehan                 CORPORATE HEADQUARTERS
Prunella O. Anastos             Robert  MacNeil
Benjamin K. Barton              Elizabeth W. Maiola             New Hampshire Thrift Bancshares, Inc.
Kenneth O. Barton               Raymond A. Manning              9 Main Street
George O. Binzel                John J. Marcotte                PO Box 9
William A. Bittinger            Jerry N. Mathis                 Newport,  New Hampshire 03773-0009
Paul R. Boucher                 David W. McClintic
James F. Briggs                 Denise A. McClintic             TRANSFER AGENT
Robert S. Burgess               Thomas F. McCormick
Walton W. Chadwick              J. David McCrillis              ChaseMellon Shareholder Services, L.L.C.
Earle W. Chandler               John C. McCrillis               Overpeck Centre
F. Read Clarke                  Paul  Olsen                     85 Challenger Road
Jacqueline C. Cote              Daniel P. O'Neill               Ridgefield Park, NJ  07660
Robert J. Cricenti              Betty H. Rampsott               Tel: Domestic Holders                       1-800-851-9677
Richard F. Curtis               David N. Reney                  Tel: Foreign Holders                          201-329-8660
Ernest G. Dennis, Jr.           Everett R. Reney                Tel: Hearing Impaired                       1-800-231-5469
William J. Faccone, Sr.         Genelle M. Richards             Website: http://www.chasemellon.com
Gordon B. Flint, Sr.            J. Barrie Sellers
John W. Flynn, Jr.              Edwin G. Sielewicz              INDEPENDENT ACCOUNTANTS
John W. Flynn, Sr.              Fredric M. Smith
Charles E. Goyette, Jr.         Herbert N. Smith                Shatswell, MacLeod & Company, P.C.
Sam N. Hale                     Fred F. Stockwell               83 Pine Street
Sheffield J. Halsey             Earl F. Strout                  West Peabody, Massachusetts 01960-3635
Louise K. Hastings              James R. Therrien
Douglas J. Homan                Janis H. Wallace                INFORMATION ON COMMON STOCK
Rita M. Hurd                    James P. Wheeler
Lisa S. Hustis                  Bradford C. White               The common stock is traded over-the-counter and quoted on the
Alf E. Jacobson                 John W. Wiggins, Sr.            NASDAQ National Market System under the symbol NHTB.  There were
Robert B.  Jennings             Peter Wittman                   approximately 785 shareholders of record on December 31, 1997.
Michael D. Johnson              Thomas B. Woodger
John J. Kiernan, Jr.            Michael J. Work                 The following table sets forth the Company's high and low prices
Victor W. Laro                  (1) Honorary                    for the common stock as reported by NASDAQ for the periods indicated:
                                                                1997                                  HIGH              LOW
                                                                --------------------------------------------------------------
                                                                First Quarter                $          12 3/4  $       11 3/4
                                                                Second Quarter                          15 1/2          11 3/4
                                                                                                                           9 8
                                                                Third Quarter                           21 1/4          15 3/8
                                                                Fourth Quarter                          22 3/4          18 1/4


           This Annual Report has been written by the Bank's staff.