Form 10QSB
period 1998-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1998-05-14
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 1998

                        Commission File Number 0-17859


                             NEW HAMPSHIRE THRIFT
                               BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


        State of Delaware                            02-0430695
       (State of Incorporation)               (IRS Employer I.D. Number)


        9 Main St., PO Box 9, Newport, NH               03773
      (Address of principal executive offices)       (Zip Code)


                                 603-863-0886
             (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X          No
                    ----          ----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of April 24, 1998, was 2,090,855.

Transitional small business disclosure format:

                Yes             No  X
                   ----            ----

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB



PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1      Financial Statements:

            Consolidated Statements of Financial Condition -                  1
            March 31, 1998 and December 31, 1997

            Consolidated Statements of Income -                               2
            For the Three Months Ended March 31, 1998 and 1997

            Consolidated Statements of Cash Flows -                           3
            For the Three Months Ended March 31, 1998 and 1997

            Notes To Consolidated Financial Statements -                      5

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations -                             6


PART II.    OTHER INFORMATION

Item 1      Legal Proceedings                                                12

Item 2      Changes in Securities                                            12

Item 3      Defaults Upon Senior Securities                                  12

Item 4      Submission of Matters to a Vote of Common Shareholders           12

Item 5      Other Information                                                12

Item 6      Exhibits and Reports on Form 8-K                                 12

            Signatures                                                       13

Part I. Item I. NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         March 31, 1998 and December 31, 1997
                                     (Unaudited)

                                                                                 March 31,                December 31,
                                                                                   1998                       1997
                                                                              ----------------           ---------------
ASSETS
Cash and due from banks                                                      $      5,906,114           $     9,196,626
Federal funds sold                                                                 12,216,000                 4,110,000
                                                                              ----------------           ---------------
  Cash and cash equivalents                                                        18,122,114                13,306,626
Securities available for sale                                                      32,867,030                30,104,674
Securities held to maturity                                                            75,000                    75,000
Other investments                                                                   2,064,560                 1,987,560
Loans held for sale                                                                 3,729,250                   673,950
Loans receivable, net                                                             247,426,805               255,223,525
Accrued interest receivable                                                         1,639,117                 1,556,194
Bank premises and equipment, net                                                    8,212,931                 8,178,335
Investments in real estate                                                            544,017                   548,257
Real estate owned and property acquired in settlement of loans                        438,153                   516,153
Goodwill                                                                            3,398,395                 3,460,184
Other assets                                                                        2,074,410                 2,358,504
                                                                              ----------------           ---------------
       Total assets                                                          $    320,591,782           $   317,988,962
                                                                              ================           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                     $     13,598,402           $    15,105,900
Savings and interest-bearing checking accounts                                    126,373,847               123,023,410
Time deposits                                                                     132,334,722               133,097,650
                                                                              ----------------           ---------------
  Total deposits                                                                  272,306,971               271,226,960
Other borrowed funds                                                                        -                   300,000
Securities sold under agreements to repurchase                                      8,924,044                 8,393,192
Advances from Federal Home Loan Bank                                               10,177,158                10,246,318
Accrued expense and other liabilities                                               3,243,999                 2,259,367
                                                                              ----------------           ---------------
       Total liabilities                                                          294,652,172               292,425,837
                                                                              ----------------           ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,                     -                         -
  no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,090,855 shares outstanding at
  March 31, 1998, 2,479,858 shares issued and 2,088,155 shares
  outstanding at December 31, 1997                                                     24,798                    24,798
Paid-in capital                                                                    17,678,662                17,660,097
Retained earnings                                                                  10,610,591                10,221,049
Unrealized gain on securities available for sale                                       41,921                    82,318
                                                                              ----------------           ---------------
                                                                                   28,355,972                27,988,262
Treasury stock, at cost, 389,003 shares as of March 31, 1998
  and 391,703 as of December 31, 1997                                              (2,416,362)               (2,425,137)
                                                                              ----------------           ---------------
       Total shareholders' equity                                                  25,939,610                25,563,125
                                                                              ----------------           ---------------
       Total liabilities and shareholders' equity                            $    320,591,782           $   317,988,962
                                                                              ================           ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                                                                                March 31,            March 31,
                                                                                  1998                 1997
                                                                             ---------------      ---------------
Interest income
  Interest on loans                                                         $     5,227,961      $     5,245,831
  Interest and dividends on investments                                             586,362              546,364
                                                                             ---------------      ---------------
     Total interest income                                                        5,814,323            5,792,195
                                                                             ---------------      ---------------

Interest expense
  Interest on deposits                                                            2,916,693            2,859,572
  Interest on advances and other borrowed money                                     145,659              281,225
                                                                             ---------------      ---------------
     Total interest expense                                                       3,062,352            3,140,797
                                                                             ---------------      ---------------

  Net interest income                                                             2,751,971            2,651,398

Provision for loan losses                                                            14,520              212,501
                                                                             ---------------      ---------------

  Net interest income after provision for loan losses                             2,737,451            2,438,897
                                                                             ---------------      ---------------

Other income
  Loan origination and customer service fees                                        273,059              309,360
  Net gain on sale of securities                                                      2,066               30,789
  Net gain (loss) on sale of loans                                                   (7,644)              18,300
  Net gain on sale of bank property and equipment                                     6,762                    -
  Rental income                                                                      79,360               70,802
  Brokerage service income                                                           37,219               25,422
                                                                             ---------------      ---------------
     Total other income                                                             390,822              454,673
                                                                             ---------------      ---------------

Other expenses
  Salaries and employee benefits                                                    928,042              961,442
  Occupancy expenses                                                                414,922              414,023
  Advertising and promotion                                                          75,622               77,463
  Depositors' insurance                                                              35,506               13,833
  Outside services                                                                  139,170              130,739
  Amortization of goodwill                                                           61,789               57,770
  Other expenses                                                                    435,396              348,924
                                                                             ---------------      ---------------
     Total other expenses                                                         2,090,447            2,004,194
                                                                             ---------------      ---------------

Income before provision for income taxes                                          1,037,826              889,376

Provision for income taxes                                                          335,000              255,272
                                                                             ---------------      ---------------

Net income                                                                  $       702,826      $       634,104
                                                                             ===============      ===============

Earnings per common share                                                   $           .34      $           .31
                                                                             ===============      ===============

Earnings per common share, assuming dilution                                $           .33      $           .31
                                                                             ===============      ===============

Dividends declared per common share                                         $           .15      $          .125
                                                                             ===============      ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                      March 31,               March 31,
                                                                                         1998                    1997
                                                                                   -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $         702,826       $         634,104
    Adjustments to reconcile net income to net cash
       provided by operating activities -
      Depreciation and amortization                                                         151,270                 158,890
      Amortization of goodwill                                                               61,789                  57,770
      Loans originated for sale                                                         (13,074,642)             (2,137,368)
      Proceeds from sale of loans                                                        13,066,998               2,155,668
      (Gain) loss from sale of loans                                                          7,644                 (18,300)
      Gain from sale of debt securities available for sale                                   (2,066)                (44,670)
      Gain from sale of bank premises and equipment                                          (6,762)                      -
      Net loss from sale of equity securities available for sale and writedowns                   -                  20,124
      Provision for loan losses and other real estate owned losses                           14,520                 212,501
      (Increase) decrease in accrued interest and other assets                              252,585                 (21,771)
      Increase (decrease) in deferred loan fees                                              (9,693)                  5,128
      Increase (decrease) in accrued expenses and other liabilities                         984,631                (479,981)
                                                                                   -----------------       -----------------
            Net cash provided by operating activities                                     2,149,100                 542,095
                                                                                   -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (190,771)               (109,151)
  Proceeds from sale of bank premises and equipment                                           9,145                       -
  Proceeds from sale of debt securities available for sale                                6,009,649               2,172,412
  Proceeds from sale of equity securities available for sale                                      -                 223,618
  Purchase of securities available for sale                                              (9,421,750)             (6,052,432)
  Purchase of Federal Home Loan Bank stock                                                  (77,000)                      -
  Maturities of securities available for sale                                               560,000                       -
  Net decrease in loans to customers                                                      4,736,593               1,181,814
  (Increase) decrease in real estate owned                                                   84,762                  (9,163)
                                                                                   -----------------       -----------------
            Net cash provided by (used in) investing activities                           1,710,628              (2,592,902)
                                                                                   -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                1,080,011               2,246,722
  Net increase (decrease) in repurchase agreements                                          530,852              (3,752,854)
  Decrease in advances from Federal Home Loan Bank                                         (369,160)             (2,454,188)
  Cash and cash equivalents of $7,559,731 acquired in the purchase of
    Landmark Bank, less cash of $2,275,000 paid for the common stock of
    Landmark Bank and less $246,425 for acquisition costs                                                         5,038,306
  Dividends paid                                                                           (313,283)               (213,123)
  Proceeds from exercise of stock options                                                    27,340                  27,870
                                                                                   -----------------       -----------------
            Net cash provided by financing activities                                       955,760                 892,733
                                                                                   -----------------       -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,815,488              (1,158,074)
CASH AND CASH EQUIVALENTS, beginning of period                                           13,306,626              11,002,749
                                                                                   -----------------       -----------------
CASH AND CASH EQUIVALENTS, end of period                                          $      18,122,114       $       9,844,675
                                                                                   =================       =================




The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)


                                                                                  March 31,             March 31,
                                                                                    1998                  1997
                                                                               ---------------       ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                              $     2,918,840       $     3,796,345
    Interest on advances and other borrowed money                                     146,372               380,321
                                                                               ---------------       ---------------
            Total interest paid                                               $     3,065,212       $     4,176,666
                                                                               ===============       ===============
    Income taxes, net                                                         $           400       $       190,619
                                                                               ===============       ===============

Supplemental disclosure of noncash investing and financing activities:
   Transfers from loans to real estate acquired through foreclosure           $        60,000       $        50,000
                                                                               ===============       ===============

In 1997 the Company purchased all of the common stock of Landmark Bank for $6,206,803. In Conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                                     $    55,716,724
  Value of common stock issued                                                                           (3,931,803)
  Cash paid for the common stock                                                                         (2,275,000)
  Deferred acquisition costs                                                                               (704,921)
                                                                                                     ---------------
  Liabilities assumed                                                                               $    48,805,000
                                                                                                     ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1998 and December 31, 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note B - Accounting Policies
----------------------------

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1997.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiary, Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

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

ITEM II.      NEW HAMPSHIRE THRIFT BANCSHARES, INC.AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 1998, the Company had $1,143,763, which it plans to use to continue its annual dividend payout of $0.60 per share.

YEAR 2000

     In order to address the Year 2000 (Y2K) issue and to minimize its potential adverse impact, management is identifying the areas that will be affected by the "Year 2000 Problem". The Company is assessing the potential impact on the operations of the Bank, monitoring the progress of software vendors, testing changes provided by these vendors and developing contingency plans for any mission critical systems that may not be effectively reprogrammed. The Bank's plan is divided into five phases: 1) awareness; 2) assessment; 3) renovation;
4) validation and 5) implementation.

     The Year 2000 Problem centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century.

     The Bank has substantially completed the first two phases of the plan and is currently working with vendors on the final three phases. Because the Bank utilizes an in-house data processing provider, a significant component of the Year 2000 plan is working with the provider to test and verify the system as Y2K compliant. The Bank's primary service provider has surveyed its programs to inventory the necessary changes and is well underway correcting the applicable computer programs so that the Bank's systems software will be Y2K compliant by the third quarter of 1998. This will allow the Bank to devote substantial time to the testing the upgraded systems prior to the Year 2000. The Bank plans to complete its regulatory timetable for carrying out it plans to address the Year 2000.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In addition to the Bank's status of the `Y2K Plan' being reported to its Board of Directors monthly, information is available to customers both in branch offices and on the Bank's website. Monitoring and managing the Year 2000 project will result in additional direct and indirect costs. A $50,000 provision has been established to cover expenses that may be associated with the Y2K issue. The Company and the Bank do not believe that such costs will have a material effect on its results of operations.

     The costs of the project and the dates on which the Bank plans to complete Y2K modification are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. The Bank is also subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS), and expects to be examined during the second quarter of 1998.

FINANCIAL CONDITION

     During the first three months of 1998, total assets increased by $2,602,820, or .82% from $317,988,962 to $320,591,782. The increase was primarily due to an increase in funds held as overnight investments and securities purchased as available for sale. The Bank, recognizing the need to enhance spreads, purchased approximately $3 million of government agency securities.

     Total gross loans decreased $7,804,581 from $258,386,923 to $250,582,342, or 3.02%. During the first three months of 1998, the Bank closed over $27 million of loans, had pay-offs of approximately $18 million, normal amortization of about $6 million and loans sold of $10 million. At March 31, 1998, the Bank had $3,729,250 in loans held for sale. Due to lower fixed interest rates, many of the Bank's variable rate loan customers refinanced into fixed rate products. Subsequently, the Bank sold much of the fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market provides the Bank with a consistent fee income stream, much like the yield that would be received on a loan that is held in portfolio. The proceeds from the sale are then used to re-lend into the community. At March 31, 1998, the Bank had $80,951,515 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. Adjustable rate mortgages comprise 83% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     Total investment securities increased by $2,839,356, or 8.83% from $32,167,234 to $35,006,590 (at amortized cost). The Bank's net unrealized gain of $63,516 at March 31, 1998 compares to last year's net unrealized loss of $445,425. This change of $508,941 in market value reflects the decrease in interest rates over the last 12 months and the resultant rise in investment security values.

     Real estate owned and property acquired in settlement of loans decreased by $78,000, or 15.11% to $438,153. This total reflects $315,153, or 71.93% in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During the first three months of 1998, three real estate owned properties totaling $144,000, in carrying value, were sold.

     Deposits increased by $1,080,011, or .40% to $272,306,971 from $271,226,960. Non-interest-bearing checking accounts decreased $1,507,498, or 9.98% as business customers settled holiday transactions. Savings and interest-bearing checking accounts increased 2.72% as the Bank introduced an

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

enhanced cash management checking account for higher balance customers. Certificates of deposit decreased slightly due to the maturity of brokered CD's that had been acquired from Landmark Bank.

     Advances from the Federal Home Loan Bank (FHLB) decreased by $69,160 to $10,177,158 from $10,246,318. The decrease was a result of principal amortizations on two FHLB advances. Subsequent to March 31, 1998, the Bank prepaid a $5 million 5.82% FHLB advance. This prepayment decreased the cost of borrowings to 5.55% from 5.70%.

Liquidity and Capital Resources

     The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At March 31, 1998, the Bank's ratio of 11.78% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 1998, the Bank had approximately $86,000,000 in additional borrowing capacity from the FHLB.

     At March 31, 1998, the Company's shareholders' equity totaled $25,939,610, or 8.09% of total assets, compared to $25,563,125, or 8.04% of total assets at year-end 1997. The increase of $376,485 reflects net income of $702,826, the payment of $313,283 in common stock dividends, the exercise of 2,700 stock options in the amount of $8,775, a gain of $18,563 on the sale of treasury stock, and the change of $40,396 in net unrealized holding gains on securities classified as available-for-sale. As interest rates continued to move downward throughout 1998, the Bank's bond portfolio increased in value.

     Net cash provided by operating activities was $2,149,100 at March 31, 1998, versus $542,095 for the same period in 1997. The increase in accrued expenses and other liabilities accounted for the majority of the change.

     Net cash flows from investing activities amounted to $1,710,628 at March 31, 1998, compared to negative $2,592,902 in 1997. The $3,554,779 net change in loans to customers and the $560,000 change in maturities of securities held for sale accounted for the change.

     At March 31, 1998, net cash provided by financing activities was $955,760 compared to $892,733 for the same period in 1997. In 1997, the Bank acquired cash and cash equivalents of $5,038,306 while repurchase agreements and Federal Home Loan Bank advances decreased $6,207,042. During 1998, repurchase agreements increased $530,852. While the change of $2,823,348 in advances from the Federal Home Loan Bank accounted for the majority of the change.

     The Bank expects to be able to fund loan demand and other investing during 1998 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program, if necessary. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core capital, leverage ratio, and total risk based capital of 4.00%, 4.00%, and 8.00%, respectively. As of March 31, 1998,the Bank's ratios were 6.72%, 6.72%, and 12.54%, respectively, well in excess of the regulators' requirements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Book value per share was $12.41 at March 31, 1998, versus $11.46 per share at March 31, 1997. The increase in paid-in capital and retained earnings provided the increase in book value per share.

Interest Rate Sensitivity

     Management has continued to utilize asset/liability management as a strategy in monitoring interest rate risk. The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

     The Bank's one-year Gap at March 31, 1998, was approximately -9.00%, compared to the December 31, 1997 Gap position of -7.28%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition (as mentioned above), the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's Gap, of approximately negative nine percent at March 31, 1998, means net interest income would increase if interest rates trended downward.
The opposite would occur if interest rates were to rise. Management feels that maintaining the Gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the Gap within ten points of parity, the Bank may utilize the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

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

     The allowance for loan losses at March 31, 1998 was $3,063,284, compared to $3,061,451 at year-end 1997. The allowance in 1998 includes $2,699,054 in general reserves as compared to $2,783,484 at year-end. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced by $214,480 from $229,000 at March 31, 1997 to $14,520 for the same period in 1998. During the first three months of 1998, the Bank had net charge-offs of $34,833, or less than .015% of total loans compared to $298,731, or .12% for 1997. The total allowance represented 1.21% of total loans at March 31, 1998 versus 1.18% at year-end 1997. The allowance for loan losses as a percentage of non-performing assets was 106.13% at March 31, 1998, compared to 97.17% at December 31, 1997.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     As of March 31, 1998, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of March 31, 1998 were $5,134,959 compared to $4,859,402 at December 31, 1997. Total non-performing assets amounted to $2,886,158 and $3,150,040, respectively. At March 31, 1998, loans classified as 90 days and over delinquent were $455,986 compared to $691,567 at December 31, 1997.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):


                                                March 31,        December 31,
                                                  1998               1997
                                            ----------------   ----------------
90 days and over delinquent/(1)/            $     456  0.14%   $     692  0.22%
Non-accrual & impaired loans/(2)/               1,992  0.62%       1,644  0.52%
Restructured loans                                  -     -          298  0.09%
                                            ----------------   ----------------
Total non-performing loans                  $   2,448  0.76%   $   2,634  0.83%
Other real estate owned                           438  0.14%         516  0.16%
                                            ----------------   ----------------
Total non-performing assets                 $   2,886  0.90%   $   3,150  0.99%
                                            ================   ================

/(1)/ All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                                March 31,        December 31,
                                                  1998               1997
                                            ----------------   ----------------

Real estate loans -
  Conventional                              $   1,621    79%   $   1,562    80%
  Construction                                     23     1%         112     1%
Collateral and Consumer                            95    12%          59    11%
Commercial and Municipal                          960     8%       1,006     8%
Impaired Loans                                    364     -          323     -
                                            ----------------   ----------------
Valuation allowance                         $   3,063   100%   $   3,062   100%
                                            ================   ================
Total valuation allowance as a
  percentage of total loans                      1.20%              1.18%
                                            ==========         ==========

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 1998, was $702,826, or $0.33 per common share (assuming dilution) compared to $634,104, or $0.31 per common share (assuming dilution) for the same period in 1997. The increase was primarily a result of an increase in net interest income and a reduction in the provision for loan losses.

     Total interest income for the first three months of 1998 increased by $22,128, or .38%, to $5,814,323. The majority of the change is attributable to a 7.32% increase in interest and dividends on investments as, during the first quarter, the Bank purchased several government agency securities with favorable yields. Realizing that many of the Bank's variable rate loans were refinancing into fixed rate loans and then being sold into the secondary market, the Bank took steps to stabilize its yield on interest-earning assets.

     Total interest expense decreased $78,445, or 2.50%. The decrease was primarily a result of lower interest expense associated with Federal Home Loan Bank advances. At March 31, 1998 FHLB advances totaled $10,177,1598 compared to $17,719,837 for the same period in 1997.

     Net interest income increased $95,336, or 3.59%, for the first three months of 1998. As mentioned above, the increase was primarily attributable to an increase in yields on interest-earning assets and a decrease in the average outstanding balances of interest-bearing liabilities.

     Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the net provision for loan losses was reduced by $197,981 from $212,501 at March 31, 1997 to $14,520 for the same period in 1998. The Bank considers many factors in determining the allowance for loan losses. These include the risk and size characteristics of loans, the prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing the loans. No changes were made to the Bank's procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations.

     Total non-interest income decreased slightly by $10,450, or 2.67% from $400,089 in 1997 to $389,639 for the same period in 1998. The change was primarily a result of a decrease in customer service fees.

     Total operating expenses increased $86,254, or 4.30%, to $2,090,448. The increase was primarily due to costs associated with the Bank's newest office located in the Centerra Marketplace. Additional staffing, occupancy and marketing expenses were realized as the Bank focused on this new location. In addition, the Bank realized increased expenses associated with its loan volume.

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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------
         At the Annual Meeting of Shareholders held on April 8, 1998, the following was voted:

         Directors of New Hampshire Thrift Bancshares, Inc. were re-elected for terms of three years, each expiring at the Annual Meeting in 2001.


                                                For                 Withheld
         -----------------------------------------------------------------------
         John J. Kiernan                     1,699,183                6,290
         Stephen R. Theroux                  1,700,009                5,464
         Peter R. Lovely                     1,699,483                5,930

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors was ratified.

                                                For        Against     Abstain
         -----------------------------------------------------------------------
                                             1,687,251      7,310      10,912

         The New Hampshire Thrift Bancshares, Inc. 1998 Stock Options Plan was approved.

                                                For        Against     Abstain
         -----------------------------------------------------------------------
                                             1,161,150     81,938      59,623

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         A.)  Exhibits:

              Exhibit 11 - Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) `Earnings per Share'. This statement simplifies the standard for computing earnings per share. It replaces the presentation of Basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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





                                           NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                           -------------------------------------
                                                        (Registrant)




Date:    May 13, 1998                      /s/ Stephen W. Ensign
     -------------------------             -------------------------------------
                                           Stephen W. Ensign
                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer


Date:    May 13, 1998                      /s/ Stephen R. Theroux
     -------------------------             -------------------------------------
                                           Stephen R. Theroux
                                           Executive Vice President and
                                           Chief Operating Officer


Date:    May 13, 1998                      /s/ Daryl J. Cady
     -------------------------             -------------------------------------
                                           Daryl J. Cady
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)