Form 10QSB
period 1998-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1998-08-13
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 1998
                                            -------------

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

  Yes  X          No
     -----          ----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of July 31, 1998, was 2,094,555.

Transitional small business disclosure format:

  Yes            No    X
     ----           -------

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB


PART I.       FINANCIAL INFORMATION                                   PAGE

Item 1        Financial Statements:

              Consolidated Statements of Financial Condition -          1
              June 30, 1998 and December 31, 1997

              Consolidated Statements of Operations -                   2
              For the Three Months Ended June 30, 1998 and 1997
              and the Six Months Ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows -                   3
              For the Six Months Ended June 30, 1998 and 1997

              Notes To Consolidated Financial Statements -              5

Item 2        Management's Discussion and Analysis of Financial         6
              Condition and Results of Operations -


PART II.      OTHER INFORMATION

Item 1        Legal Proceedings                                        13

Item 2        Changes in Securities                                    13

Item 3        Defaults Upon Senior Securities                          13

Item 4        Submission of Matters to a Vote of Common                13
              Shareholders

Item 5        Other Information                                        13

Item 6        Exhibits and Reports on Form 8-K                         13

              Signatures                                               14

Part I. Item I.
             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                                                               June 30,             December 31,
                                                                                 1998                   1997
                                                                            --------------        ---------------
ASSETS
Cash and due from banks                                                      $  8,510,305           $  9,196,626
Federal funds sold                                                              8,930,000              4,110,000
                                                                            --------------        ---------------
  Cash and cash equivalents                                                    17,440,305             13,306,626
Securities available for sale                                                  38,929,637             30,104,674
Securities held to maturity                                                        75,000                 75,000
Other investments                                                               2,064,560              1,987,560
Loans held for sale                                                             1,493,387                673,950
Loans receivable, net                                                         247,485,372            255,223,525
Accrued interest receivable                                                     1,670,530              1,556,194
Bank premises and equipment, net                                                8,152,230              8,178,335
Investments in real estate                                                        539,921                548,257
Real estate owned and property acquired in settlement of loans                    598,153                516,153
Goodwill                                                                        3,336,606              3,460,184
Other assets                                                                    2,534,404              2,358,504
                                                                            --------------        ---------------
       Total assets                                                          $324,320,105           $317,988,962
                                                                            ==============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                     $ 16,044,270           $ 15,105,900
Savings and interest-bearing checking accounts                                133,430,361            123,023,410
Time deposits                                                                 126,298,647            133,097,650
                                                                            --------------        ---------------
  Total deposits                                                              275,773,278            271,226,960
Other borrowed funds                                                                    -                300,000
Securities sold under agreements to repurchase                                 12,969,144              8,393,192
Advances from Federal Home Loan Bank                                            5,107,096             10,246,318
Accrued expenses and other liabilities                                          4,069,400              2,259,367
                                                                            --------------        ---------------

       Total liabilities                                                      297,918,918            292,425,837
                                                                            --------------        ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares
  authorized, no shares issued or outstanding                                           -                      -

Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,094,555 shares outstanding at
  June 30, 1998,  2,479,858 shares issued and 2,088,155 shares
  outstanding at December 31, 1997                                                 24,798                 24,798
Paid-in capital                                                                17,755,044             17,660,097
Retained earnings                                                              11,044,595             10,221,049
Net unrealized gain on securities available for sale                               65,950                 82,318
                                                                            --------------        ---------------
                                                                               28,890,387             27,988,262
Treasury stock, at cost, 385,303 shares as of June 30, 1998
  and 391,703 as of December 31, 1997                                          (2,489,200)            (2,425,137)
                                                                            --------------        ---------------

       Total shareholders' equity                                              26,401,187             25,563,125
                                                                            --------------        ---------------

       Total liabilities and shareholders' equity                            $324,320,105           $317,988,962
                                                                            ==============        ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1998 and 1997
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                              1998           1997                 1998             1997
                                                          -------------  -------------       --------------   --------------
Interest income
  Interest on loans                                        $ 5,155,596    $ 5,303,173         $ 10,383,557     $ 10,549,004
  Interest and dividends on investments                        738,321        513,198            1,324,683        1,059,562
                                                          -------------  -------------       --------------   --------------
     Total interest income                                   5,893,917      5,816,371           11,708,240       11,608,566
                                                          -------------  -------------       --------------   --------------

Interest expense
  Interest on deposits                                       2,978,011      2,852,159            5,894,704        5,711,731
  Interest on advances and other borrowed money                 84,340        262,734              229,999          543,959
                                                          -------------  -------------       --------------   --------------
     Total interest expense                                  3,062,351      3,114,893            6,124,703        6,255,690
                                                          -------------  -------------       --------------   --------------

     Net interest income                                     2,831,566      2,701,478            5,583,537        5,352,876

Provision for loan losses, net                                  52,318        164,109               66,838          376,610
                                                          -------------  -------------       --------------   --------------

     Net interest income after provision for loan losses     2,779,248      2,537,369            5,516,699        4,976,266
                                                          -------------  -------------       --------------   --------------

Other income
  Loan origination and customer service fees                   397,697        354,914              670,756          664,274
  Net gain on sale of securities                                23,731         11,529               25,797           42,318
  Net gain on sale of loans                                     78,349        112,535               70,705          130,835
  Net gain (loss) on sale of property and equipment             (1,844)             -                4,918                -
  Rental income                                                 80,335         70,982              159,695          141,784
  Brokerage service income                                      35,113         36,136               72,332           61,558
  Other income                                                       -            675                    -              675
                                                          -------------  -------------       --------------   --------------
     Total other income                                        613,381        586,771            1,004,203        1,041,444
                                                          -------------  -------------       --------------   --------------

Other expenses
  Salaries and employee benefits                             1,048,976        947,547            1,977,018        1,908,989
  Occupancy expenses                                           433,043        353,854              847,965          767,877
  Advertising and promotion                                     73,348         50,709              148,970          128,172
  Depositors' insurance                                         35,358         39,721               70,864           53,554
  Outside services                                             175,533        122,588              314,703          253,327
  Amortization of goodwill                                      61,789         60,958              123,578          118,728
  Other expenses                                               459,241        476,648              894,637          825,572
                                                          -------------  -------------       --------------   --------------
     Total other expenses                                    2,287,288      2,052,025            4,377,735        4,056,219
                                                          -------------  -------------       --------------   --------------

Income before provision for income taxes                     1,105,341      1,072,115            2,143,167        1,961,491

Provision for income taxes                                     356,508        373,500              691,508          628,772
                                                          -------------  -------------       --------------   --------------

Net income                                                 $   748,833    $   698,615          $ 1,451,659      $ 1,332,719
                                                          =============  =============       ==============   ==============

Comprehensive net income                                   $   772,862    $   913,058          $ 1,435,291      $ 1,373,528
                                                          =============  =============       ==============   ==============

Earnings per common share                                  $      0.36    $      0.34          $      0.69      $      0.64
                                                          =============  =============       ==============   ==============

Earnings per common share, assuming dilution               $      0.35    $      0.33          $      0.68      $      0.63
                                                          =============  =============       ==============   ==============

Dividends declared per common share                        $      0.15    $     0.125          $      0.30      $      0.25
                                                          =============  =============       ==============   ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       2

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                                   June 30,               June 30,
                                                                                     1998                   1997
                                                                              -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   1,451,658         $    1,332,719
    Adjustments to reconcile net income to net cash
       provided by operating activities -
      Depreciation and amortization                                                     313,342                305,459
      Amortization of goodwill                                                          123,578                118,728
      Loans originated for sale                                                     (31,151,533)            (5,494,388)
      Proceeds from sale of loans                                                    31,222,238              5,625,223
      Gain from sale of loans                                                           (70,705)              (130,835)
      Gain from sale of debt securities available for sale                              (25,797)               (56,200)
      Gain from sale of bank premises and equipment                                      (4,918)                     -
      Net loss from sale of equity securities available for sale and writedowns               -                 13,882
      Provision for loan losses and other real estate owned losses                       66,838                376,610
      Increase in accrued interest and other assets                                    (226,202)              (466,572)
      Decrease in deferred loan fees                                                    (95,076)               (53,254)
      Increase (decrease) in accrued expenses and other liabilities                   1,809,540               (509,570)
                                                                               -----------------      -----------------
            Net cash provided by operating activities                                 3,412,963              1,061,802
                                                                               -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (288,046)              (221,434)
  Proceeds from sale of bank premises and equipment                                       9,145                      -
  Proceeds from sale of debt securities available for sale                           14,136,808              5,815,622
  Proceeds from sale of equity securities available for sale                                  -                223,618
  Principal reduction on securities held-to-maturity                                     25,000                 25,000
  Purchase of securities available for sale                                         (24,350,883)            (8,656,036)
  Purchase of Federal Home Loan Bank stock                                              (77,000)                     -
  Maturities of securities available for sale                                         1,310,000                      -
  Net (increase) decrease in loans to customers                                       6,946,954             (2,075,305)
  (Increase) decrease in real estate owned                                              (77,082)                91,455
                                                                               -----------------      -----------------
            Net cash used in investing activities                                    (2,365,104)            (4,797,080)
                                                                               -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                            4,546,318              1,696,531
  Net increase (decrease) in repurchase agreements                                    4,575,952             (3,308,116)
  Decrease in advances from Federal Home Loan Bank                                   (5,439,222)              (696,483)
  Cash and cash equivalents of $7,559,731 acquired in
    the purchase of Landmark Bank, less cash of
    $2,275,000 paid for the common stock of Landmark Bank
    and less $313,520 for acquisition costs                                                                  4,971,211
  Dividends paid                                                                       (628,112)              (468,745)
  Proceeds from exercise of stock options                                                30,884                 68,560
                                                                               -----------------      -----------------
            Net cash provided by financing activities                                 3,085,820              2,262,958
                                                                               -----------------      -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  4,133,679             (1,472,320)
CASH AND CASH EQUIVALENTS, beginning of period                                       13,306,626             11,002,749
                                                                               -----------------      -----------------
CASH AND CASH EQUIVALENTS, end of period                                          $  17,440,305          $   9,530,429
                                                                               =================      =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                                     June 30,               June 30,
                                                                                       1998                   1997
                                                                               -----------------      -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                   $  5,897,233           $  6,686,379
    Interest on advances and other borrowed money                                       256,987                640,868
                                                                               -----------------      -----------------
            Total interest paid                                                    $  6,154,220           $  7,327,247
                                                                               =================      =================
    Income taxes, net                                                              $    528,205           $    604,531
                                                                               =================      =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure                $    280,000           $     78,000
                                                                               =================      =================


In 1997 the Company purchased all of the common stock of Landmark Bank for $6,206,803. In Conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                                          $  55,783,819
  Value of common stock issued                                                                              (3,931,803)
  Cash paid for the common stock                                                                            (2,275,000)
  Deferred acquisition costs                                                                                  (772,016)
                                                                                                      -----------------
  Liabilities assumed                                                                                    $  48,805,000
                                                                                                      =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1998 and December 31, 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

  The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of June 30, 1998, the Company had $1,326,319, which it plans to use to continue its annual dividend payout of $0.60 per share.

YEAR 2000

  The Year 2000 (Y2K) Problem centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. For example at the turn of the century, many legacy systems would recognize the Year 2000 as 00 and interpret it as the year 1900.

  In order to address the Y2K issue and to minimize its potential adverse impact, management began working on Y2K issue in November 1996. The Bank's Technology Committee developed a Y2K Plan to identify the areas that would be affected by the "Year 2000 Problem". A computer specialist was hired to oversee the Bank's Y2K plan and report to the Board of Directors. In December 1997, the Bank's Board of Directors approved a capital expenditure budget of $880,000 to address Y2K solutions. During 1998, a new mainframe computer and a proof of deposit system have been installed. The Bank also awarded a contract for a new Y2K compliant phone system. The new equipment replaces items that were fully depreciated as of this year.

  The Company is continuing to assess the potential impact on the operations of the Bank, monitoring the progress of software vendors, testing changes provided by these vendors and developing contingency plans for any mission critical systems that may not be effectively reprogrammed. The Bank's plan is divided into five phases: 1) awareness; 2) assessment; 3) renovation; 4) validation and
5) implementation.

  The Bank has substantially completed the first three phases of the plan and is currently working with vendors on the final two phases. Because the Bank utilizes an in-house data processing provider, a significant component of the Year 2000 plan is working with the provider to test and verify the system as Y2K compliant. The Bank's primary service provider has surveyed its programs and is substantially

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

complete with respect to correcting the applicable computer programs so that the Bank's systems software will be Y2K compliant by the third quarter of 1998.
This will allow the Bank to devote substantial time to testing the upgraded systems prior to the Year 2000. The Bank plans to complete its regulatory timetable for carrying out it plans to address the Year 2000.

  In addition to the Bank's status of the `Y2K Plan' being reported to its staff and Board of Directors monthly, information is available to customers both in branch offices and on the Bank's website. Monitoring and managing the Year 2000 project will result in additional direct and indirect costs. A $50,000 provision has been established to cover expenses that may be associated with the Y2K issue. The Company and the Bank do not believe that such costs will have a material effect on its results of operations.

  The costs of the project and the dates on which the Bank plans to complete Y2K modification are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. The Bank is also subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). The OTS conducted a Y2K examination in June 1998.

FINANCIAL CONDITION

  During the first six months of 1998, total assets increased by $6,331,143, or 1.99% from $317,988,962 to $324,320,105. This change was primarily due to a $9 million increase in securities purchased as available for sale. As loan customers refinanced and paid off loans, cash and cash equivalents increased. In order to maintain spreads, the Bank converted much of this cash into available for sale securities.

  Total gross loans decreased $7,812,306 from $258,386,923 to $250,574,617, or
3.02%. During the first six months of 1998, the Bank originated over $68 million of loans, had pay-offs of approximately $39 million, normal amortization of approximately $18 million and loans sold of $19 million. At June 30, 1998, the Bank had $1,493,387 in loans held for sale. Due to lower fixed interest rates, many of the Bank's variable rate loan customers refinanced into fixed rate products. The Bank sold much of the fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market protects the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sales are then available for lending in the Bank's market area. At June 30, 1998, the Bank had $96,130,150 in its servicing portfolio. The Bank expects to exceed $100 million in serviced loans by the third quarter of fiscal 1998. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 1998, adjustable rate mortgages comprised approximately 85% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  Total investment securities increased by $8,936,694, or 27.90% from $32,033,122 to $40,969,816 (at amortized cost). As mentioned above, the Bank used proceeds from sold loans and paid off loans to increase investment securities, and thereby mitigate the reduction in the Bank's interest rate spread. The Bank's net unrealized gain of $99,381 at June 30, 1998 compares to last June's net unrealized loss of $86,370. This change of $185,751 in market value reflects the decrease in interest rates over the last 12 months and the resultant rise in investment security values.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Real estate owned and property acquired in settlement of loans increased by $82,000, or 15.89% to $598,153. This total reflects $315,153 in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During the first six months of 1998, three real estate owned properties totaling $204,000 in carrying value, were sold.

  Deposits increased by $4,546,318, or 1.68% to $275,773,278 from $271,226,960.
Savings and interest-bearing checking accounts increased 8.46% as the Bank introduced an enhanced cash management checking account for higher balance customers. Certificates of deposit decreased due to the maturity of brokered CD's and premium rate personal CD's that were acquired from Landmark Bank.

  Advances from the Federal Home Loan Bank (FHLB) decreased by $5,139,222 to $5,107,096 from $10,246,318. The decrease was a result of the Bank prepaying a $5 million, 5.82% FHLB advance and principal amortizations on two FHLB advances. The prepayment decreased the cost of borrowings to 5.55% from 5.70%.

LIQUIDITY AND CAPITAL RESOURCES

  The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At June 30, 1998, the Bank's ratio of 13.82% exceeded regulatory requirements for long-term liquidity.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 1998, the Bank had approximately $92,000,000 in additional borrowing capacity from the FHLB.

  At June 30, 1998, the Company's shareholders' equity totaled $26,401,187, or 8.14% of total assets, compared to $25,563,125, or 8.04% of total assets at year-end 1997. The increase of $838,062 reflects net income of $1,451,659, the payment of $628,112 in common stock dividends, the exercise of 6,400 stock options in the amount of $64,063, a gain of $94,947 on the sale of treasury stock, and the change of $16,369 in net unrealized holding gains on securities classified as available-for-sale.

  For the six months ended June 30, 1998, net cash provided by operating activities was $3,412,963, versus $1,061,802 for the same period in 1997. An increase in other liabilities accounted for the majority of the change as securities purchased and booked as a payable at the end of the quarter settled in July.

  Net cash flows used in investing activities amounted to $2,365,104 for the six months ended June 30, 1998, compared to $4,797,080 in 1997. Although investment security activity used cash flows of $8,956,075 compared to $2,591,796 in 1997, the overall decrease of $2,431,976 in net cash used in investing activities was primarily a result of a change in loans to customers of $9,022,259.

  At June 30, 1998, net cash provided by financing activities was $3,085,820 compared to $2,262,958 for the same period in 1997. An increase in deposits and repurchase agreements of $9,122,270 offset the prepayment and subsequent decrease of $5,439,222 in Federal Home Loan Bank advances. This compares with a net decrease in deposits, repurchase agreements, and Federal Home Loan Bank advances of $2,308,068 for the six months ended 1997. In 1997, the Bank acquired net cash and cash equivalents of $4,971,211 as a result of its acquisition of Landmark Bank.

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

  Banks are required to maintain core capital, leverage ratio, and total risk based capital of 4.00%, 4.00%, and 8.00%, respectively. As of June 30, 1998, the Bank's ratios were 6.73%, 6.73%, and 12.55%, respectively, well in excess of the regulators' requirements.

  Book value per share was $12.60 at June 30, 1998, versus $11.78 per share at June 30, 1997. The increase in paid-in capital and retained earnings provided the increase in book value per share.

INTEREST RATE SENSITIVITY

  Management has continued to utilize asset/liability management as a strategy in monitoring interest rate risk. The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

  The Bank's one-year Gap at June 30, 1998, was -9.26%, compared to the December 31, 1997 Gap position of -7.28%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition (as mentioned above), the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

  The Bank's Gap, of -9.26% at June 30, 1998, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the Gap within ten points of the parity line provides adequate protection against severe interest rate fluctuations. In an effort to maintain the Gap within ten points of parity, the Bank may utilize the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

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

  The allowance for loan losses at June 30, 1998 was $3,082,374, compared to $3,061,451 at year-end 1997. The allowance in 1998 includes $2,755,129 in general reserves as compared to $2,783,484 at year-end. Due to the lowering of the level of non-performing loans and a lower loan portfolio balance combined with management's assessment that reserve levels are adequate and risk has been reduced, the total provision for loan losses was reduced by $292,333 from $404,000 at June 30, 1997 to $111,667 for the same period in 1998.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first six months of 1998, the Bank had net charge-offs of $45,916, or less than .018% of total loans compared to 660,478, or .25% for 1997. In the charge-off amount of $660,478, 245,051, or 37.12% was for one loan that is no longer being held by the Bank. The total allowance represented 1.23% of total loans at June 30, 1998 versus 1.18% at year-end 1997. The allowance for loan losses as a percentage of non-performing assets was 95.48% at June 30, 1998, compared to 97.21% at December 31, 1997.

  Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

  As of June 30, 1998, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

  Total classified loans, excluding special mention, as of June 30, 1998 were $6,023,611 compared to $4,859,402 at December 31, 1997. Total non-performing assets amounted to $3,228,954 and $3,150,040, respectively. At June 30, 1998, loans classified as 90 days and over delinquent were $641,439 compared to $691,567 at December 31, 1997.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                                          June 30,           December 31,
                                                           1998                 1997
                                                      ---------------     ---------------
90 days and over delinquent/(1)/                      $   641   0.20%     $   692   0.22%
Non-accrual & impaired loans/(2)/                       1,989   0.61%       1,644   0.52%
Restructured loans                                          -      -          298   0.09%
                                                      ---------------     ---------------
Total non-performing loans                            $ 2,630   0.81%     $ 2,634   0.83%
Other real estate owned                                   598   0.19%         516   0.16%
                                                      ---------------     ---------------
Total non-performing assets                           $ 3,228   1.00%     $ 3,150   0.99%
                                                      ===============     ===============

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

                                                          June 30,           December 31,
                                                           1998                 1997
                                                      ---------------     ---------------
Real estate loans -
  Conventional                                        $ 1,623     79%     $ 1,562    80%
  Construction                                             25      1%         112     1%
Collateral and Consumer                                    99     12%          59    11%
Commercial and Municipal                                  985      8%       1,006     8%
Impaired Loans                                            350      -          323     -
                                                      ---------------     ---------------
Valuation allowance                                   $ 3,082    100%     $ 3,062   100%
                                                      ===============     ===============
Total valuation allowance as a
  percentage of total loans                             1.23%               1.18%
                                                      ===============     ===============

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1998, was $1,451,659, or $0.68 per common share (assuming dilution) compared to $1,332,719, or $0.63 per common share (assuming dilution) for the same period in 1997. Net income for the second quarter in 1998 was $748,833, or $0.35 per share (assuming dilution) as compared to $698,615, or $0.33 per share (assuming dilution) for the same period in 1997, an increase of $118,940, or 8.92% and $50,218, or 7.19%, respectively.
The increase was due primarily to an overall increase in the yield on loans and investments and the resultant increase in net interest income and a reduction in the provision for loan losses.

  Total interest income for the six months and the three months ended June 30, 1998 increased by $99,674, or .86%, to $10,708,240 and $77,546, or 1.33% to
$5,893,917, respectively. The change is primarily attributable to an increase in interest and dividends on investments. Realizing that many of the Bank's variable rate loans were refinancing into fixed rate loans and subsequently being sold into the secondary market, the Bank took steps to stabilize its yield on interest-earning assets. During the first six months, the Bank increased its investment portfolio by approximately $10 million by purchasing quality corporate bonds and government agencies with favorable yields. The Bank sells loans into the secondary market, retaining servicing, in order to reduce interest rate risk. Fee income associated with the sales is recorded in other income.

  For the six months and the three months ended June 30, 1998, total interest expense decreased $130,987, or 2.09% and $52,542, or 1.69%, respectively. The decrease was primarily a result of lower interest expense associated with Federal Home Loan Bank advances. At June 30, 1998, FHLB advances totaled $5,107,096 compared to $10,246,318 for the same period in 1997. During the second quarter, the Bank prepaid an advance, which lowered the cost of advances from 5.70% to 5.55%.

  Net interest income increased $230,661, or 4.31%, for the first six months of 1998 and $130,088, or 4.82%, for the second quarter. As mentioned above, the increase was primarily attributable to an increase in balances and yields on investment securities and a decrease in the average outstanding balances of Federal Home Loan Bank advances.

  Due to lower levels of non-performing loans and lower loan portfolio balances combined with management's assessment that reserve levels are adequate and risk has been reduced, the net provision for loan losses was reduced by $309,772, from $376,610 at June 30, 1997 to $66,838 for the same period in 1998.
For the second quarter, the net provision for loan losses was reduced by $111,791, from $164,109 to $52,318. The total allowance represented 1.23% of total loans at June 30, 1998 versus 1.06% for the same period in 1997.

  The Bank considers many factors in determining the allowance for loan losses. They include, but are not limited to, the risk and size characteristics of loans, the prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing the loans. Provisions and the resulting allowance for loan loss are amounts management believes will be adequate to absorb losses on existing loans that may become uncollectible.
Loans are charged against the allowance when management believes collectibility is unlikely. No changes were made to the Bank's procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  For the six month ended June 30, 1998, total other income decreased by $37,241, or 3.58% from $1,041,444 in 1997 to $1,004,203 for the same period in
1998. The change was primarily a result of a decrease in net gains on the sale of securities and loans. During 1997, the Bank realized gains on the settlement of various bonds it acquired from Landmark Bank. For the second quarter, total other income increased slightly by $26,610, or 4.53%. Increased loan activity and the resultant fees accounted for the majority if this change.

  Total operating expenses increased $321,516, or 7.93% and $235,263, or 11.46% for the six months and the three months ended June 30, 1998, respectively. The increase was primarily due to costs associated with the Bank's newest office located in the Centerra Marketplace and increased expenses associated with greater loan volume. Additional staffing, occupancy and marketing expenses were realized as the Bank focused on its new location and managed its loan production.

Part II.
             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                               OTHER INFORMATION


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

          Exhibit 27 - Financial Data Schedules (EDGAR filing only)

     B.)  Reports on Form 8-K:
          None

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                   -------------------------------------
                                   (Registrant)




Date:      August 13, 1998         /s/ Stephen W. Ensign
     ------------------------      -------------------------------------
                                   Stephen W. Ensign
                                   Vice Chairman of the Board, President
                                   and Chief Executive Officer


Date:      August 13, 1998         /s/ Stephen R. Theroux
     ------------------------      -------------------------------------
                                   Stephen R. Theroux
                                   Executive Vice President and
                                   Chief Operating Officer


Date:      August 13, 1998         /s/ Daryl J. Cady
     ------------------------      -------------------------------------
                                   Daryl J. Cady
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)