Form 10QSB
period 1998-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1998-11-13
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 1998
                                         ------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of October 31, 1998, was 2,102,785.

Transitional small business disclosure format:

  Yes            No  X
     -----         -----

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION                                        PAGE

Item 1     Financial Statements:

           Consolidated Statements of Financial Condition -
           September 30, 1998 and December 31, 1997                       1

           Consolidated Statements of Operations -
           For the Three Months Ended September 30, 1998 and 1997
           and the Nine Months Ended September 30, 1998 and 1997          2

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 1998 and 1997          3

           Notes To Consolidated Financial Statements -                   5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations -                          6


PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                             13

Item 2     Changes in Securities                                         13

Item 3     Defaults Upon Senior Securities                               13

Item 4     Submission of Matters to a Vote of Common Shareholders        13

Item 5     Other Information                                             13

Item 6     Exhibits and Reports on Form 8-K                              13

           Signatures                                                    14

Part I. Item I.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                                                            September 30,          December 31,
                                                                                 1998                   1997
                                                                            --------------        ---------------
ASSETS
Cash and due from banks                                                     $    8,297,694        $     9,196,626
Federal funds sold                                                              10,996,000              4,110,000
                                                                            --------------        ---------------
  Cash and cash equivalents                                                     19,293,694             13,306,626
Securities available for sale                                                   50,669,518             30,104,674
Securities held to maturity                                                              -                 75,000
Other investments                                                                2,032,999              1,987,560
Loans held for sale                                                              1,777,200                673,950
Loans receivable, net                                                          238,724,489            255,223,525
Accrued interest receivable                                                      1,971,868              1,556,194
Bank premises and equipment, net                                                 8,425,981              8,178,335
Investments in real estate                                                         535,825                548,257
Real estate owned and property acquired in settlement of loans                     681,153                516,153
Goodwill                                                                         3,274,817              3,460,184
Other assets                                                                     2,447,680              2,358,504
                                                                            --------------        ---------------

       Total assets                                                         $  329,835,224        $   317,988,962
                                                                            ==============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                    $   15,496,095        $    15,105,900
Savings and interest-bearing checking accounts                                 136,322,693            123,023,410
Time deposits                                                                  123,856,513            133,097,650
                                                                            --------------        ---------------
  Total deposits                                                               275,675,301            271,226,960
Other borrowed funds                                                                     -                300,000
Securities sold under agreements to repurchase                                  16,795,754              8,393,192
Advances from Federal Home Loan Bank                                             5,093,812             10,246,318
Accrued expenses and other liabilities                                           4,956,118              2,259,367
                                                                            --------------        ---------------
       Total liabilities                                                       302,520,985            292,425,837
                                                                            --------------        ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                                       -                      -
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,097,785 shares outstanding at
  September 30, 1998, 2,479,858 shares issued and 2,088,155 shares
  outstanding at December 31, 1997                                                  24,798                 24,798
Paid-in capital                                                                 17,773,616             17,660,097
Retained earnings                                                               11,482,207             10,221,049
Net unrealized gain on securities available for sale                               512,320                 82,318
                                                                            --------------        ---------------
                                                                                29,792,941             27,988,262
Treasury stock, at cost, 382,073 shares as of September 30, 1998
  and 391,703 as of December 31, 1997                                           (2,478,702)            (2,425,137)
                                                                            --------------        ---------------

       Total shareholders' equity                                               27,314,239             25,563,125
                                                                            --------------        ---------------

       Total liabilities and shareholders' equity                           $  329,835,224        $   317,988,962
                                                                            ==============        ===============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1998 and 1997
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                        September 30,
                                                              1998            1997                1998             1997
                                                          -------------  -------------       --------------   --------------
Interest income
  Interest on loans                                       $   4,969,663  $   5,324,092       $   15,353,220   $   15,873,096
  Interest and dividends on investments                         892,665        546,491            2,217,348        1,606,053
                                                          -------------  -------------       --------------   --------------
     Total interest income                                    5,862,328      5,870,583           17,570,568       17,479,149
                                                          -------------  -------------       --------------   --------------

Interest expense
  Interest on deposits                                        2,990,434      2,934,551            8,885,138        8,646,282
  Interest on advances and other borrowed money                  72,803        256,754              302,802          800,713
                                                          -------------  -------------       --------------   --------------
     Total interest expense                                   3,063,237      3,191,305            9,187,940        9,446,995
                                                          -------------  -------------       --------------   --------------

       Net interest income                                    2,799,091      2,679,278            8,382,628        8,032,154

Provision for loan losses, net                                   53,329        253,054              120,167          629,664
                                                          -------------  -------------       --------------   --------------

       Net interest income after provision for
          loan losses                                         2,745,762      2,426,224            8,262,461        7,402,490
                                                          -------------  -------------       --------------   --------------

Other income
  Loan origination and customer service fees                    333,299        356,187            1,004,055        1,021,136
  Net gain on sale of securities                                  7,010        506,806               32,807          549,124
  Net gain on sale of loans                                     182,173         14,806              252,878          145,641
  Net gain (loss) on sale of property and equipment                   -        (31,705)               4,918          (31,705)
  Rental income                                                  89,297         72,370              248,992          214,154
  Brokerage service income                                       29,477         32,689              101,809           94,247
                                                          -------------  -------------       --------------   --------------
     Total other income                                         641,256        951,153            1,645,459        1,992,597
                                                          -------------  -------------       --------------   --------------

Other expenses
  Salaries and employee benefits                              1,157,899        991,006            3,134,917        2,899,995
  Occupancy expenses                                            424,511        383,616            1,272,476        1,151,493
  Advertising and promotion                                      27,156         83,684              176,126          211,856
  Depositors' insurance                                          34,776         34,979              105,640           88,533
  Outside services                                              167,682        170,097              482,385          423,424
  Amortization of goodwill                                       61,789         61,754              185,367          180,482
  Other expenses                                                404,585        574,399            1,299,222        1,399,971
                                                          -------------  -------------       --------------   --------------
     Total other expenses                                     2,278,398      2,299,535            6,656,133        6,355,754
                                                          -------------  -------------       --------------   --------------

Income before provision for income taxes                      1,108,620      1,077,842            3,251,787        3,039,333

Provision for income taxes                                      357,524        376,500            1,049,032        1,005,272
                                                          -------------  -------------       --------------   --------------

Net income                                                $     751,096  $     701,342       $    2,202,755   $    2,034,061
                                                          =============  =============       ==============   ==============

Comprehensive net income                                  $   1,197,466  $     954,176       $    2,632,757   $    2,327,704
                                                          =============  =============       ==============   ==============

Earnings per common share, basic                          $        0.36  $        0.34       $         1.05   $         0.99
                                                          =============  =============       ==============   ==============

Earnings per common share, assuming dilution              $        0.36  $        0.33       $         1.04  $          0.97
                                                          =============  =============       ==============   ==============

Dividends declared per common share                       $        0.15  $       0.125       $         0.45   $        0.375
                                                          =============  =============       ==============   ==============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                            September 30,          September 30,
                                                                                 1998                   1997
                                                                            --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $    2,202,755        $     2,034,061
    Adjustments to reconcile net income to net cash
      provided by operating activities -
    Depreciation and amortization                                                  486,041                441,740
    Amortization of goodwill                                                       185,367                180,482
    Loans originated for sale                                                  (52,788,509)           (13,548,007)
    Proceeds from sale of loans                                                 53,041,387             13,693,648
    Gain from sale of loans                                                       (252,878)              (145,641)
    Gain from sale of debt securities available for sale                           (34,368)               (59,776)
    (Gain) loss from sale of bank premises and equipment                            (4,918)                31,705
    Net (gain) loss from sale of equity securities available for
      sale and writedowns                                                            1,561               (489,348)
    Provision for loan losses and other real estate owned losses                   120,167                629,664
    Increase in accrued interest and other assets                                 (632,852)              (351,235)
    Decrease in deferred loan fees                                                 (98,789)               (75,128)
    Increase (decrease) in accrued expenses and other liabilities                2,696,751                (77,412)
                                                                            --------------        ---------------
        Net cash provided by operating activities                                4,921,715              2,264,753
                                                                            --------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (730,400)              (428,251)
  Proceeds from sale of bank premises and equipment                                  9,145                 80,774
  Proceeds from sale of debt securities available for sale                      15,664,260             14,081,796
  Proceeds from sale of equity securities available for sale                        30,000              2,012,719
  Principal reduction on securities held-to-maturity                                75,000                 25,000
  Purchase of securities available for sale                                    (37,196,731)           (18,716,457)
  Purchase of Federal Home Loan Bank stock                                         (77,000)                     -
  Maturities of securities available for sale                                    1,560,000                100,000
  Net decrease in loans to customers                                            15,374,408                 49,597
  Increase in real estate owned                                                   (160,082)                (2,373)
                                                                            --------------        ---------------
        Net cash used in investing activities                                   (5,451,400)            (2,797,195)
                                                                            --------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                       4,448,341              6,978,686
  Net increase (decrease) in repurchase agreements                               8,402,562             (3,609,756)
  Decrease in advances from Federal Home Loan Bank                              (5,452,506)            (2,859,336)
  Net change in other borrowed money                                                   -                   (5,000)
  Cash and cash equivalents of $7,559,731 acquired in
    the purchase of Landmark Bank, less cash of
    $2,275,000 paid for the common stock of Landmark Bank
    and less $320,261 for acquisition costs                                                             4,964,470
  Dividends paid                                                                  (941,597)              (726,926)
  Proceeds from exercise of stock options                                           59,953                250,076
                                                                            --------------        ---------------
        Net cash provided by financing activities                                6,516,753              4,992,214
                                                                            --------------        ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        5,987,068              4,459,772

CASH AND CASH EQUIVALENTS, beginning of period                                  13,306,626             11,002,749
                                                                            --------------        ---------------
CASH AND CASH EQUIVALENTS, end of period                                    $   19,293,694        $    15,462,521
                                                                            ==============        ===============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                            September 30,          September 30,
                                                                                 1998                   1997
                                                                            --------------        ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                            $    8,886,881        $     8,644,430
    Interest on advances and other borrowed money                                  329,738                818,931
                                                                            --------------        ---------------
      Total interest paid                                                   $    9,216,619        $     9,463,361
                                                                            ==============        ===============
     Income taxes, net                                                      $      984,905        $     1,003,733
                                                                            ==============        ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
     Transfers from loans to real estate acquired through foreclosure       $      363,000        $        84,021
                                                                            ==============        ===============


In 1997 the Company purchased all of the common stock of Landmark Bank for $6,206,803. In Conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                                   $    55,790,558
  Value of common stock issued                                                                         (3,931,803)
  Cash paid for the common stock                                                                       (2,275,000)
  Deferred acquisition costs                                                                             (778,755)
                                                                                                  ---------------
  Liabilities assumed                                                                             $    48,805,000
                                                                                                  ===============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1998 and December 31, 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

  The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of September 30, 1998, the Company had $1,038,823, which it plans to use to continue its annual dividend payout of $0.60 per share.

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

  The Bank has substantially completed the first three phases of the plan and is currently working with vendors on the final two phases. Because the Bank utilizes an in-house data processing provider, a significant component of the Year 2000 plan is working with the provider to test and verify the system as Y2K compliant. The Bank's primary service provider has surveyed its programs and is complete with

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

respect to correcting the applicable computer programs. The renovated systems software has been loaded onto the Bank's test system allowing the Bank to devote substantial time to testing the upgraded systems. After complete validation, the Y2K compliant software will be transferred into production. This is expected to occur by the end of November 1998. The Bank plans to complete its regulatory timetable for carrying out it plans to address the Year 2000.

  In addition to the Bank's status of the `Y2K Plan' being reported to its staff and Board of Directors monthly, information is available to customers both in branch offices and on the Bank's website. Monitoring and managing the Year 2000 project will result in additional direct and indirect costs. A $50,000 provision has been established to cover expenses that may be associated with the Y2K issue. The Company and the Bank do not believe that such costs will have a material effect on its results of operations. However, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Bank's systems, would not have material adverse effect on the Bank. Although no independent analysis of the Bank's potential exposure has been obtained, the Bank believes it has no exposure to contingencies related to the Year 2000 problem for the products it offers.

  The costs of the project and the dates on which the Bank plans to complete Y2K modification are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Bank has developed a contingency plan, which would be implemented in the unlikely event that it is not Year 2000 compliant. The Bank will continue to closely monitor the progress of its Year 2000 compliance plan. The Bank is also subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). The OTS conducted a Y2K examination in June 1998.

FINANCIAL CONDITION

  During the first nine months of 1998, total assets increased by $11,846,262, or 3.73% from $317,988,962 to $329,835,224. This change was primarily due to a $21 million increase in securities purchased as available for sale. As loan customers refinanced and paid off loans, cash and cash equivalents increased. In order to maintain spreads, the Bank converted much of this cash into available for sale securities.

  Total gross loans decreased $16,533,987 from $258,386,923 to $241,852,936, or
6.40%. During the first nine months of 1998, the Bank originated over $102 million of loans, had pay-offs of approximately $56 million, normal amortization of approximately $26 million and loans sold of $37 million. At September 30, 1998, the Bank had $1,777,200 in loans held for sale. Due to lower fixed interest rates, many of the Bank's variable rate loan customers refinanced into fixed rate products. The Bank sold much of the fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market protects the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sales are then available for lending in the Bank's market area. At September 30, 1998, the Bank had $113,331,182 in its servicing portfolio. The Bank expects to exceed $125 million in serviced loans by the end of 1998. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

during the production cycle is managed through the use of secondary market forward commitments. At September 30, 1998, adjustable rate mortgages comprised approximately 84% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  Total investment securities increased by $19,904,739, or 62.14% from $32,033,122 to $51,937,861 (at amortized cost). As mentioned above, the Bank used proceeds from sold loans and paid loans to purchase investment securities in order to increase yields, and thereby mitigate the reduction in the Bank's interest rate spread. The Bank's net unrealized gain was $764,657 at September 30, 1998 compared to a net unrealized gain of $134,112 at September 30, 1997. This change of $630,545 in market value reflects the decrease in interest rates over the last 12 months and the corresponding rise in investment security values during such period.

  Real estate owned and property acquired in settlement of loans increased by $165,000, or 31.97% to $681,153. This total reflects $315,153 in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During the first nine months of 1998, three real estate owned properties totaling $204,000 in carrying value, were sold.

  Deposits increased by $4,448,341, or 1.64% to $275,675,301 from $271,226,960.
Savings and interest-bearing checking accounts increased 10.81% as the Bank introduced an enhanced cash management checking account for higher balance customers and a pay check plus program for businesses and their employees. Certificates of deposit decreased primarily due to the maturity of brokered CD's and premium rate personal CD's that were acquired from Landmark Bank.

  Securities sold under agreement to repurchase increased by $8,402,562, to $16,795,754 from $8,393,192 as business customers sought alternative investment products for their deposits. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

  Advances from the Federal Home Loan Bank (FHLB) decreased by $5,152,506 to $5,093,812 from $10,246,318. The decrease was a result of the Bank prepaying a $5 million, 5.82% FHLB advance and principal amortizations on two FHLB advances. The prepayment decreased the cost of borrowings to 5.55% from 5.70%.

  Accrued expenses and other liabilities increased $2,696,751, to $4,956,118 from $2,259,367. The increase was primarily the result of an increase in payments held on sold loans, which amounted to $2,149,581. Customer's loan payments are received throughout the month and held in escrow until they are due to the secondary market servicer.

LIQUIDITY AND CAPITAL RESOURCES

  The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At September 30, 1998, the Bank's ratio of 13.85% exceeded regulatory requirements for long-term liquidity.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 1998, the Bank had approximately $95,000,000 in additional borrowing capacity from the FHLB.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  At September 30, 1998, the Company's shareholders' equity totaled $27,314,239, or 8.28% of total assets, compared to $25,563,125, or 8.04% of total assets at year-end 1997. The increase of $1,751,114 reflects net income of $2,202,755, the payment of $941,597 in common stock dividends, the exercise of 9,630 stock options in the amount of $53,565, a gain of $113,519 on the sale of treasury stock, and the change of $430,002 in net unrealized holding gains on securities classified as available-for-sale.

  For the nine months ended September 30, 1998, net cash provided by operating activities was $4,921,715, versus $2,264,753 for the same period in 1997. An increase in other liabilities accounted for the majority of the change as securities purchased and booked as a payable at the end of the quarter settled in October.

  Net cash flows used in investing activities amounted to $5,451,400 for the nine months ended September 30, 1998, compared to $2,797,195 in 1997. Investment security activity used net cash flows of $19,944,471 compared to $2,496,942 in 1997. A net decrease in loans to customers provided net cash flows of $15,374,408 as compared to $49,597 for the same period in 1997.

  At September 30, 1998, net cash provided by financing activities was $6,516,753 compared to $4,992,214 for the same period in 1997. An increase in deposits and repurchase agreements of $12,850,903 offset the prepayment and subsequent decrease of $5,452,506 in Federal Home Loan Bank advances. This compares with a net increase in deposits, repurchase agreements, and Federal Home Loan Bank advances of $509,594 for the nine months ended 1997. In 1997, the Bank acquired net cash and cash equivalents of $4,964,470 as a result of its acquisition of Landmark Bank.

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

  Banks are required to maintain core capital, leverage ratio, and total risk based capital of 4.00%, 4.00%, and 8.00%, respectively. As of September 30, 1998, the Bank's ratios were 6.88%, 6.88%, and 12.50%, respectively, well in excess of the regulators' requirements.

  Book value per share was $13.02 at September 30, 1998, versus $12.04 per share at September 30, 1997. The increase in paid-in capital and retained earnings provided the increase in book value per share.

INTEREST RATE SENSITIVITY

  Management has continued to utilize asset/liability management as a strategy in monitoring interest rate risk. The strategy of matching rate-sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

  The Bank's one-year Gap at September 30, 1998, was -9.14%, compared to the December 31, 1997 Gap position of -7.28%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition (as mentioned above), the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  The Bank's Gap, of -9.14% at September 30, 1998, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the Gap within ten points of the parity line provides adequate protection against severe interest rate fluctuations. In an effort to maintain the Gap within ten points of parity, the Bank may utilize the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

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

  The allowance for loan losses at September 30, 1998 was $3,125,289, compared to $3,061,451 at year-end 1997. The allowance in 1998 includes $2,765,557 in general reserves as compared to $2,783,484 at year-end. Due to the decline in non-performing loans and a lower loan portfolio balance combined with management's assessment that reserve levels are adequate and risk has been reduced, the total provision for loan losses was reduced by $509,497 from $629,664 at September 30, 1997 to $120,167 for the same period in 1998.

  During the first nine months of 1998, the Bank had net charge-offs of $56,329, or less than .025% of total loans compared to 743,277, or .28% for 1997. In the charge-off amount of $743,277, 245,051, or 32.97% was for one loan that is no longer being held by the Bank. The total allowance represented 1.28% of total loans at September 30, 1998 versus 1.18% at year-end 1997. The allowance for loan losses as a percentage of non-performing assets was 101.26% at September 30, 1998, compared to 97.21% at December 31, 1997.

  Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 1998, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

  Total classified loans, excluding special mention, as of September 30, 1998 were $5,132,916 compared to $4,859,402 at December 31, 1997. Total non-performing assets amounted to $3,085,560 and $3,150,040, respectively. At September 30, 1998, loans classified as 90 days and over delinquent were $269,903 compared to $691,567 at December 31, 1997.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                           September 30,       December 31,
                                                1998               1997
                                         ----------------    ----------------
90 days and over delinquent (1)          $   270    0.08%    $   692    0.22%
Non-accrual & impaired loans (2)           2,020    0.61%      1,644    0.52%
Restructured loans                           115    0.03%        298    0.09%
                                         ----------------    ----------------
Total non-performing loans               $ 2,405    0.72%    $ 2,634    0.83%
Other real estate owned                      681    0.21%        516    0.16%
                                         ----------------    ----------------
Total non-performing assets              $ 3,086    0.93%    $ 3,150    0.99%
                                         ================    ================

(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

                                           September 30,       December 31,
                                                1998               1997
                                         ----------------    ----------------
Real estate loans -
  Conventional                           $ 1,631      79%    $ 1,562      80%
  Construction                                28       1%        112       1%
Collateral and Consumer                      110       2%         59      11%
Commercial and Municipal                     996       8%      1,006       8%
Impaired Loans                               360        -        323       -
                                         ----------------    ----------------
Valuation allowance                      $ 3,125     100%    $ 3,062     100%
                                         ================    ================
Total valuation allowance as a
  percentage of total loans                1.28%               1.18%
                                         =========           =========

RESULTS OF OPERATIONS

  Net income for the nine months ended September 30, 1998, was $2,202,755, or $1.04 per common share (assuming dilution) compared to $2,034,061, or $0.97 per common share (assuming dilution) for the same period in 1997. Net income for the third quarter in 1998 was $751,096, or $0.36 per share (assuming dilution) as compared to $701,342, or $0.33 per share (assuming dilution) for the same period in 1997, an increase of $168,694, or 8.29% and $49,754, or 7.09%, respectively. The increase was due primarily to an overall increase in the yield on loans and investments and a decrease in the cost of deposits and advances, which resulted in an overall increase in net interest income. A reduction in the provision for loan losses for the nine months and the three months ended September 30, 1998 also contributed to the increase.

  Total interest income for the nine months ended September 30, 1998 increased by $91,419, or 0.52%, to $17,570,568. The increase was primarily attributable to an increase in interest and dividends on investments. Realizing that many of the Bank's variable rate loans were refinancing into fixed rate loans and subsequently being sold into the secondary market, the Bank took steps to stabilize its yield on interest-earning assets. During the first nine months, the Bank increased its investment portfolio by approximately $20 million by purchasing corporate bonds and government agencies with favorable yields. The Bank sells

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

loans into the secondary market, retaining servicing, in order to reduce interest rate risk. Fee income associated with the sales is recorded in other income. For the three months ended September 30, 1998, total interest income decreased slightly by $8,255, or 0.14% to $5,862,328. While yields remain favorable on interest earning assets, the volume associated with the Bank's loan portfolio has declined, resulting in a $354,429, or 6.66% decrease in interest income on loans. For the three months ended September 30, 1998, interest and dividends on investments increased $346,174, or 63.34%.

     For the nine months and the three months ended September 30, 1998, total interest expense decreased $259,055, or 2.74% and $128,068, or 4.01%, respectively. The decrease was primarily a result of lower interest expense associated with FHLB advances. At September 30, 1998, FHLB advances totaled $5,093,812 compared to $10,246,318 for the same period in 1997. During the second quarter, the Bank prepaid a $5 million, 5.82% advance, which lowered the cost of advances from 5.70% to 5.55%.

     Net interest income increased $350,474, or 4.36%, for the first nine months of 1998 and $119,813, or 4.47%, for the third quarter. As mentioned above, the increase was primarily attributable to an increase in balances and yields on investment securities, a decrease in the average outstanding balances of FHLB advances and a reduction in the provision for loan losses.

     Due to the decline in non-performing loans and lower loan portfolio balances combined with management's assessment that reserve levels are adequate and risk has been reduced, the net provision for loan losses was reduced by $509,497, from $629,664 at September 30, 1997 to $120,167 for the same period in 1998. For the third quarter, the net provision for loan losses was reduced by $199,725, from $253,054 to $53,329. The total allowance represented 1.28% of total loans at September 30, 1998 versus 1.14% for the same period in 1997.

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

  For the nine month ended September 30, 1998, total other income decreased by $347,138, or 17.42% from $1,992,597 in 1997 to $1,645,459 for the same period in
1998. For the third quarter, total other income decreased by $309,897, or 32.58%. The changes were primarily a result of a $516,317, or 74.03% decrease in net gains on the sale of securities. During 1997, the Bank realized gains on the settlement of various bonds it acquired from Landmark Bank and recorded a gain on the sale of the Company's share of Charter Trust Company. Net gains realized on the sale of loans increased $107,237, or 73.63% to $252,878 from $145,641 for the nine months ended September 30, 1998 and increased $167,367 for the third quarter. During the first nine months of 1998, approximately $38 million of loans were sold into the secondary market.

  Total operating expenses increased $300,379, or 4.73% for the nine months ended September 30, 1998. The increase was primarily due to costs associated with the Bank's newest office located in the Centerra Marketplace and increased expenses associated with greater loan volume. Additional staffing and occupancy costs were realized as the Bank opened its new location and managed its increased loan production. For the three months ended September 30, 1998, total operating expenses decreased $21,137, or 0.92%. During the third quarter of 1997 a theft in one of the Bank's branches resulted in a recorded loss of approximately $190,000. Subsequent to September 30, 1997, approximately $150,000 of the loss was located and booked as a recovery in the fourth quarter of 1997.

Part II.      NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         There is no material litigation pending in which the Company or its subsidiary is a party or which the property of the Company or its subsidiary is subject.

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





                                         NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                         -------------------------------------
                                                      (Registrant)




Date:   November 13, 1998                /s/ Stephen W. Ensign
      -------------------------------    -------------------------------------
                                         Stephen W. Ensign
                                         Vice Chairman of the Board, President
                                         and Chief Executive Officer


Date:   November 13, 1998                /s/ Stephen R. Theroux
      -------------------------------    -------------------------------------
                                         Stephen R. Theroux
                                         Executive Vice President and
                                         Chief Operating Officer


Date:   November 13, 1998                /s/ Daryl J. Cady
      -------------------------------    -------------------------------------
                                         Daryl J. Cady
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)