Form 10KSB40
period 1998-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1999-03-16
CIK 846931

A COMMITMENT TO TRADITIONAL VALUES
================================================================================
                                              WITH A VISION FOR CONTINUED GROWTH


     While we have the technological resources and banking expertise to effectively serve our customers into the next millennium, we recognize the importance of maintaining the traditional values established by our forefathers. Since 1868, we've been committed to serving our customers by offering sound financial advice and investment strategies to help stimulate personal and regional growth.

     Our success and long-term stability are the result of a commitment to local residents and businesses. Our underlying philosophy remains as set by our forefathers...hard work, initiative, perseverance, and one-on-one personal associations.

                               TABLE OF CONTENTS

Selected Financial Highlights.............................................  3

President's Letter........................................................  4

Management's Discussion and Analysis......................................  7

Report of Independent Auditors............................................ 20

Financial Statements...................................................... 21

Notes to Financial Statements............................................. 27

Form 10-KSB............................................................... 47

Board of Directors........................................................ 65

Officers and Managers..................................................... 65

Board of Advisors......................................................... 66

Shareholder Information................................................... 66

Information on Common Stock............................................... 66

               _________________________________________________
                         SELECTED FINANCIAL HIGHLIGHTS



FOR THE PERIODS ENDED DECEMBER 31,                                            1998             1997            1996
--------------------------------------------------------------------------------------------------------------------
                                                                           ($ in thousands, except per share data)
Net Income                                                               $    3,119     $     2,771     $        611
Earnings Per Common Share/1)/                                            $     1.49     $      1.36     $        .36
Earnings Per Common Share, Assuming Dilution/1)/                         $     1.47     $      1.33     $        .35
Dividends Declared                                                       $      .60     $       .50     $        .50
Dividend Payout Ratio                                                         40.27%          36.76%          138.89%
Return on Average Assets                                                        .96%            .88%             .24%
Return on Average Equity                                                      11.76%          11.44%            3.15%

AS OF DECEMBER 31,                                                                 1998             1997           1996
-------------------------------------------------------------------------------------------------------------------------
                                                                              ($ in thousands, except book value data)
Total Assets                                                                $    323,408    $    317,989    $    264,385
Total Deposits                                                              $    282,049    $    271,227    $    213,959
Total Securities/(2)                                                        $     54,171    $     32,167    $     27,599
Net Loans                                                                   $    232,321    $    255,224    $    216,003
Federal Home Loan Bank Advances                                             $         -     $     10,246    $     20,174
Shareholders's Equity/(3)                                                   $     27,780    $     25,563    $     19,194
Book Value of Shares Outstanding                                            $      13.20    $      12.24    $      11.26
Average Equity to Average Assets                                                    8.19%           7.67%           7.51%
Shares Outstanding                                                             2,104,285       2,088,097       1,704,982
Number of Branch Locations                                                            12              12              10


(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)  Shown at fair value.
(3) See Note 14 to Consolidated Financial Statements regarding the issuance of common stock.

______________________________________________________________________________
                              PRESIDENT'S LETTER

-------------------
 ...a concerted and
-------------------
continued emphasis
-------------------
on the "community"
-------------------
part of community
-------------------
banking...
-------------------

          1998...our best year ever... brought record earnings to the Bank and the Company amid a backdrop of an exceptionally high level of residential mortgage loan production and a resulting rebalancing of our mix of assets. It is a concerted and continued emphasis on the `community' part of community banking that has been the enabling factor behind our 1998 results and the focus on our efforts to further refine our primary business lines.....consumer banking at the retail level, commercial services for our growing number of small business customers, and direct access to an associated family of financial products that include both trust and investment services and, now, life insurance.

RECORD EARNINGS

          Consecutive quarterly record earnings throughout the year resulted in consolidated net income for the year-ended December 31, 1998 of $3,118,750, or $1.49 per share of common stock. This compares favorably to the net income of $2,770,932, or $1.36 per share, that was reported for year-end 1997. Net asset growth, impacted by the substantial volume of secondary-market mortgage loan production, resulted in total assets at year-end of $323,407,769, as compared to $317,988,962 at December 31, 1997. While this increase appears particularly modest, it must be noted that slightly more than $10,000,000 in advances from the Federal Home Loan Bank of Boston that were part of the 1997 year-end numbers were retired during 1998. Complete financial details of the year-ended December 31, 1998 are more fully covered in the Management Discussion and Analysis section that immediately follows this report.

SHAREHOLDER VALUE

          Consistent with the generally accepted economic forecast of slower growth in 1999, the stock market's concerns about the financial services industry now appears to over-shadow, and discount, financial stocks, with the market price for the Company's stock ending the year at $15.50 per share. However, the contribution of net earnings for 1998, after the payment of dividends, brought about another steady year-end increase to shareholder's equity from $25,563,125 to $27,779,606 and a book value that rose by $.96, from $12.24 to $13.20 per share. The fundamental strength of the Company was acknowledged by the Board of Directors at their January 1999 meeting when the regular quarterly cash dividend was raised from $.15 to $.16 per share. This reflects an increase of 6.66% over the most current prior period.

PRIMARY BUSINESS

          In responding to the financial performance pressures of margins, expenses and growth, the Company's operating emphasis must continue to be focused on the core business lines that are the life-blood of community banking. The standard products and services that banking customers have come to
expect....checking and savings accounts....mortgage and consumer lending....and small business lending...must now be complemented by trust services, investment brokerage and insurance products. As the defining lines between financial service providers becomes increasingly blurred, community banks find themselves in an interesting position. The `personal' banking role that has long sustained the success of our business is being attacked and rewarded at the same time. Attacked by the very nature of a society that desires to get things the quickest and easiest way and rewarded by that very same society that continues to recognize an inherent and continuing value in the more personalized services of community banks. It is our primary goal to foster and expand our relationship end-points, and in turn our business, through a dedicated

______________________________________________________________________________
                        PRESIDENT'S LETTER (continued)

commitment to customer service .....responsive, knowledgeable, and professional.
The ability to spread costs and lower efficiency ratios beyond a certain level is limited at smaller institutions by the dynamics of scale and scope. It becomes, then, an almost continuous undertaking to identify areas for increased profitability, refine and implement new pricing strategies, further develop cross-selling techniques, and broaden the access to funding sources.


CHALLENGES AND OPPORTUNITIES

          The demographics of generational change present us with a fast-changing and highly-competitive business environment. The customer patterns of the `Traditionalist' generation are far afield from that of the `Baby-Boomers' and, in-turn, the `Generation X-ers' and `Millennium Kids' that will soon come into their own as a growing economic force. Priority must be given not just to customer retention, but also to new customer cultivation and development. Successfully building financial-service bridges from one generation to the next will be a major part of our effort going forward. The design and delivery of products and services to not just meet a financial need, but first attract and then retain the customer will be essential for the longer-term. From our newest `Skipper Account' holder (for those under age sixteen) to our more seasoned depositors with their `Navigator Club' accounts, our energy remains focused on building customer relationships. Having assembled an effective team of managers and supervisors, we feel confident that a strong footing has been laid that will allow us to become ever-more adaptive and flexible without losing sight of the uniquely-local identity that is so vitally important to community banking.

FUNDAMENTALS AND TECHNOLOGY

Our existing network of branch offices have continued to bring us greater marketplace presence as we further expanded our commercial lending capabilities and, at the same time, witnessed an unprecedented volume of residential mortgage loan production. With a net loan portfolio at year end 1998 down some $20 million over year end 1997, these numbers belie the record level of activity that resulted in gross loan origination of more than $140 million. In fact, recent statistics reveal that, in the combined markets we serve, the Bank was clearly the leading lender for purchase-money mortgages with a substantially dominant position over both other financial institutions and mortgage companies. And, as seller/servicer of fixed-rate mortgages for the secondary market, our off-balance sheet sold loan portfolio grew to nearly $130 million by year end December 31, 1998. This was truly a remarkable year for our lending team.

          Asset quality, despite this record volume, remains high and a continued emphasis in the areas of audit and compliance are an important part of our daily operations. The importance of maintaining a concentration of effort in this area should not be diminished by the current level of generally robust economic conditions. The economic expansion that blessed the decade of the 1990's can not last forever and, although no significant signs of concern are yet discernible on the horizon, a measure of caution is not inappropriate as we embark upon a new decade...a new century...and a new millennium.

          With an eye on new products and services...and customer retention... 1998 saw the introduction of debit cards and check imaging. Both part


------------------
 ...building
------------------
financial-service
------------------
bridges from one
------------------
generation to the
------------------
next...

_______________________________________________________________________________
                        PRESIDENT'S LETTER (continued)

--------------------
 ...the Bank was
--------------------
clearly the leading
--------------------
lender for
--------------------
purchase- money
--------------------
mortgages... This
--------------------
was truly a
--------------------
remarkable year for
--------------------
our lending team...


of our longer-term strategic technology plan, these were viewed as important tools that enabled our customers to better access and manage their personal finances. Future enhancements will await the new year as the issues of Year 2000 preparedness take front-stage across the country. For our part, Year 2000 planning started in 1996 and will continue as an action item for the Bank and Company right through year end 1999. While the importance of this issue must be not under-estimated, we have, to date, met all of our major targets and have had our regulators from the Office of Thrift Supervision conduct both Phase I and Phase II on-site Year 2000 examinations.

LOOKING AHEAD

          As in the past, we continue to be fully committed to the principles of community banking for the benefit of our customers, our communities and our shareholders. The underlying value of our banking franchise is comprised of a balance between a modest growth in assets and a consistent enhancement in earnings. Our organizational structure and balance sheet mix are designed to provide safety and soundness over the long-term. We envision future marketplace expansions that will complement our existing operations and recognize that the costs of certain near-term investments in both people and technology will result in greater returns in the years ahead.

IN CLOSING

          Failing to make mention of the tremendous effort of all our employees during the year just past would be a great injustice. We are fortunate to have a highly dedicated and committed group of professionals working at all levels of the institution. This has, indeed, been an exceptional year for the Bank and the Company that simply could not have been accomplished without their loyalty and support. On behalf of our Board of Directors and management team, we would like to express our sincere appreciation for the continued confidence that is evidenced by customers and shareholders alike. It is our mission to provide exceptional banking services of the highest quality.....both now and in the future.... for the benefit of all our constituencies.


/s/ Stephen W. Ensign

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer

             -----------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

     New Hampshire Thrift Bancshares, Inc.'s (the "Company") profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb (the "Bank"). The Bank's earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail banking service fees, and gains on security transactions supplement these core earnings.

     In 1998, the Company earned $3,118,750, or $1.47 per common share, assuming dilution, compared to $2,770,932, or $1.33 per common share, assuming dilution, in 1997. The increase in earnings can be primarily attributed to the overall increase in loan production, an increase in investment securities, and a decrease in advances from the Federal Home Loan Bank. In 1998, the Bank originated a record $142 million in loans. Favorable interest rates coupled with a dedicated loan origination team and support staff allowed existing and new customers to refinance or seek new funding more easily. The Bank sells fixed rate loans into the secondary market and retains the servicing. As a result, fees from loan originations, mortgage servicing rights, and gains on the sale of loans increased 19.93%. The increase in investment securities resulted from a strategy implemented to offset the decrease in interest earned on loans. In addition, during 1998, the Bank was able to prepay all of its FHLB advances. By increasing the interest earned on investment securities and decreasing its interest expense on advances, net interest income increased 2.76%.

YEAR 2000

     Many companies continue to undertake projects to address the Year 2000
(Y2K). Companies must determine potential costs and uncertainties based on a number of factors, including its software and hardware and the nature of its business. Companies must also coordinate with other entities with which they do business. Lake Sunapee Bank, through its technology committee and an outside consultant, has implemented many hardware and software changes in 1998, in an effort to become Y2K compliant. During 1998, the Bank installed a new data processing mainframe computer, upgraded its mainframe software, and installed a new proof of deposit and check imaging system. All of these Y2K compliant systems have been in operation throughout most of 1998.

Y2K testing has been on going and will continue throughout 1999. Based on a review of internal practices and communications with third party processors, the Bank does not expect to encounter significant difficulties in connection with the transition to the Year 2000. The status of the Bank's `Year 2000 Action Plan' is reported to its Board of Directors monthly. A $50,000 annual provision has been established to cover Y2K related expenses. In conjunction with the `Action Plan', the Bank has developed a `Business Continuity Plan'. This Plan is designed to allow the Bank to operate should a system it relies on fail. As part of the `Business Continuity Plan', the Bank has arranged for power generators and designed a manual accounting system. It is unlikely the Bank will need to utilize these systems, but nevertheless, they are being developed and tested. The Bank is subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). The Bank has been examined twice as part of the OTS's program to ensure Y2K compliance.

     In addition, monitoring and managing the year 2000 project has and will likely continue to result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings incurred. Such costs have not been material to date.

FINANCIAL CONDITION

     Total assets increased by $5,418,807, or 1.70% from $317,988,962 to $323,407,769. The increase in total assets resulted primarily from an increase in investment securities and federal funds sold. Total loans decreased from $259,060,873 to $239,116,440, or 7.70%. The decrease in loans is primarily attributed to a change in the mix of the Bank's loan portfolio. As interest rates fell during 1998, many consumers refinanced their loans into fixed rate instruments. In order to protect against interest rate risk, the Bank

               ------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

sells fixed rate loans into the secondary market, retaining the servicing. To offset the decrease in loans, the Bank invested proceeds from the sale of loans into corporate bonds and government agency securities. As mentioned, this practice also enabled the Bank to maintain its interest rate spread. The table on page 16 illustrates the maturities of the loan portfolio at December 31, 1998. Real estate loans decreased by $17,569,384, or 8.37% from $209,951,326 to $192,381,942. The net level of loans sold into the secondary market increased by approximately $60 million. At December 31, 1998, the Bank had approximately $130 million in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk.

         Adjustable rate mortgages comprise approximately 80% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

         Total investment securities increased by $21,722,129, or 67.81% from $32,033,122 to $53,755,251 (at amortized cost). As mentioned, the Bank used proceeds from the sale of loans to purchase investment securities. This strategy provided an increase in interest and dividends on investment of $1,067,737, which primarily offset the $1,190,531 decrease in interest on loans. The Bank's net unrealized gain of $415,501 at December 31, 1998 compares to $134,112 for the same period in 1997. This change of $281,389 in market value reflects the decrease in interest rates during 1998 and the resultant rise in bond values.

         Real estate owned and property acquired in settlement of loans increased by a net $154,000, or 29.84% to $670,153. The total reflects $315,153, or 47.03% in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During 1998, six real estate owned properties totaling $163,076, in carrying value, were sold.

         Deposits increased by $10,822,196, or 3.99% to $282,049,156 from
$271,226,960. During 1998, the Bank introduced the Navigator Club. Customers with combined account balances of $5,000 or more are eligible to join. During 1998, the Bank opened approximately 1,500 of these accounts. Customers also took advantage of the Bank's favorable Money Market Deposit Account interest rate. As a result, this account increased 15% to approximately $27 million. During 1998, Certificates of Deposit (CDs) decreased $12,000,676 from $133,097,650 to $121,096,974. The decrease was primarily attributed to the maturity of brokered and non-personal CD's that were acquired from Landmark Bank during 1997. Lake Sunapee Bank elected not to renew these high costing brokered deposits. In addition, 1998 was the final year for the `Apple' CD program the Bank offered 10 years ago. Still, many customers continued to place funds in CDs, with CDs comprising 42.93% of total deposits versus 49.07% last year.

         Advances from the Federal Home Loan Bank (FHLB) decreased by $10,246,318, or 100.00% as the Bank used its increase in deposits and repurchase agreements to prepay its FHLB advances in order to reduce interest expense. Repurchase agreements increased $3,455,924 as businesses sought investment alternatives through the Bank. The Bank was able to fund its loan production through its growth in deposits and repurchase agreements.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required by its regulator, the OTS, to maintain a 4% ratio of liquid assets to net withdrawable funds. At year-end 1998, the Bank's ratio of 12.88% exceeded regulatory requirements for long-term liquidity.

         The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 1998, the Bank had approximately $96 million in additional borrowing capacity from the FHLB.

         At December 31, 1998, the Company's shareholders' equity totaled $27,779,606, or 8.59% of total assets, compared to $25,563,125, or 8.04% at year-end 1997. The increase of $2,216,481 reflects net income of $3,118,750, the payment of $1,257,015 in common stock dividends, the cashless exchange of 4,650 shares of stock at an amount of $73,975, the exercise of 20,780 stock options in the amount of $41,535, a gain of $156,406 on the sale of treasury stock, a tax benefit on stock options of $58,064, and the change of $172,716 in net unrealized holding gains on securities classified as available-for-sale. As interest rates continued to move downward throughout 1998, the Bank's bond portfolio increased in value.

         During 1998, the Bank upstreamed $500,000 to its parent company New Hampshire Thrift Bancshares, Inc. (NHTB). The purpose of the upstream was to help offset the payment of dividends to NHTB shareholders.

               ------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

         Net cash provided by operating activities increased $378,035 to $3,225,318 in 1998 from $2,847,283 in 1997. The change in gains and losses on other investments and deferred taxes accounted for the majority of the change.

         Net cash flows used in investing activities decreased by $1,109,552 from negative $3,955,691 in 1997 to negative $2,846,139 in 1998. The change in net cash flows used for securities activity of $18,787,981 was offset by a decrease in loans held in portfolio of $19,847,490.

         In 1998, net cash provided by financing activities was $2,598,753 compared to $3,412,285 in 1997. During 1998, the Bank made principal payments on FHLB advances of $10,246,318 bringing the balance in FHLB advances to zero. Time deposits decreased $12,000,676. The Bank was able to repay all of its FHLB advances and cover its outflow of certificates of deposit by using cash inflows of $26,278,796 provided by an increase in other deposits and repurchase agreements.

         The Bank expects to be able to fund loan demand and other investing during 1999 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

         The Bank is required to maintain tangible, Tier I core, and risk-based capital ratios of 1.50%, 3.00%, and 8.00%, respectively. As of December 31, 1998, the Bank's ratios were 7.31%, 7.31%, and 12.63%, respectively, well in excess of the regulators' requirements.

         Book value per share was $13.20 at December 31, 1998 versus $12.24 per share at December 31, 1997. The change in the market value of the Bank's investment security portfolio and the increase in paid-in capital and retained earnings provided the increase in book value per share.

IMPACT OF INFLATION

         The financial statements and related data presented elsewhere herein are prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of the Company's financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

         Unlike other companies, nearly all of the assets and liabilities of a bank are monetary in nature. As a result, interest rates have a far greater impact on a bank's performance than the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are important to the maintenance of acceptable performance levels.

INTEREST RATE SENSITIVITY

         The principal objective of the Bank's interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank's business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Director's approved guidelines. The Bank's Board of Directors has established an Asset/Liability Committee (ALCO) to review its asset/liability policies and interest rate position monthly. Trends and interest rate positions are reported to the Board of Directors quarterly.

         Gap analysis is used to examine the extent to which assets and liabilities are "rate sensitive". An assets or liability is said to be interest rate sensitive within a specific time-period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

         The Bank's one-year gap at December 31, 1998, was - 6.78%, (see the table on page 11) compared to the December 31, 1997 gap of -7.28%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

               ------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

         The Bank's gap, of approximately negative seven percent at December 31, 1998, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the Federal Home Loan Bank advance program to control the repricing of a segment of liabilities.

         As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank's net portfolio value (NPV) over a range of interest rate scenarios (see the table on page 11). The OTS produces the data quarterly using its own model and data submitted by the Bank.

         NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes requires making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Bank's net interest income and will likely differ from actual results.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income for the year ended December 31, 1998 increased by $297,542, or 2.76%, to $11,078,822. This increase can be primarily attributed to the decrease in interest expense on FHLB advances and the increased volume in the Bank's investment portfolio.

         Total interest income decreased by $122,794, or .53%, the decrease is primarily related to the change in interest rates. Interest on loans decreased $1,190,531 while interest and dividends on investments increased $1,067,737. During 1998, the Bank's yield on interest earning assets decreased to 7.75% from 7.97% in 1997.

         Total interest expense decreased $420,336, or 3.33%, with 129.21% attributed to a volume related decrease in interest expense on borrowings. The Bank's overall cost of funds decreased from 4.54% to 4.32% in 1998. The Bank's average deposits as a percentage of total interest bearing liabilities increased from 91.89% in 1997 to 93.22% in 1998. Total deposit costs in 1998 were 4.29% versus 4.46% in 1997. This decrease was a result of lower balances in higher costing instruments. As mentioned above, the Bank elected not to renew the brokered CD's acquired from Landmark Bank, which matured in January of 1998. FHLB advances typically are higher costing funding instruments. In an effort to reduce the Bank's overall cost of funds, the Bank repaid all of its outstanding advances as of December 31, 1998. During 1998, the Bank's cost of advances decreased from 5.90% to 5.53%.

         The Bank's interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.43% for both 1998 and 1997. The Bank's net interest margin, representing net interest income as a percentage of average interest-earning assets, increased slightly to 3.69% from 3.67%.


         ------------------------------------------------------------

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

                                                            1998             1997            1996             1995            1994
                                                    -------------------------------------------------------------------------------
Yield on loans                                             8.13%            8.20%           7.86%            7.71%           7.10%
Yield on investment securities                             6.03%            6.23%           6.35%            6.53%           6.14%
Combined yield on loans and investments                    7.75%            7.97%           7.67%            7.58%           7.00%
Cost of deposits                                           4.29%            4.46%           4.36%            4.27%           3.63%
Cost of other borrowed funds                               5.53%            5.90%           5.86%            6.42%           4.29%
Combined cost of deposits and borrowings                   4.32%            4.54%           4.54%            4.50%           3.67%
Interest rate spread                                       3.43%            3.43%           3.13%            3.08%           3.33%
Net interest margin                                        3.69%            3.67%           3.44%            3.42%           3.61%

The following table shows the Bank's interest rate sensitivity (gap) table at December 31, 1998:

               ------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

                                       0-3            3-6            6 MONTHS-           1-3             BEYOND
                                     MONTHS          MONTHS            1 YEAR           YEARS           3 YEARS          TOTAL
                               ---------------------------------------------------------------------------------------------------
                                                                        ($ in thousands)
Interest earning assets:
  Loans/(1)/                    $       24,659     $   24,652       $    51,288    $      86,922      $     49,745   $    237,266
  Investments and federal
    funds sold                          15,667          4,636             7,087           17,522            16,842         61,754
                               ---------------------------------------------------------------------------------------------------
Total                                   40,326         29,288            58,375          104,444            66,587        299,020
                               ---------------------------------------------------------------------------------------------------

Interest bearing liabilities:
 Deposits                               53,596         39,414            43,403           72,475            56,640        265,528
 Repurchase agreements                  11,849              -                 -                -                 -         11,849
 Borrowings                                  -              -                 -                -                 -              -
                               ---------------------------------------------------------------------------------------------------
Total                                   65,445         39,414            43,403           72,475            56,640        277,377
                               ---------------------------------------------------------------------------------------------------
Period sensitivity gap                 (25,119)       (10,126)           14,972           31,969             9,947         21,643

Cumulative sensitivity gap      $      (25,119)    $  (35,245)      $   (20,273)    $     11,696      $     21,643

Cumulative sensitivity gap as a percentage
   of interest-earning assets            -8.40%        -11.79%            -6.78%            3.91%             7.24%

 Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.
(1)  Excludes non accrual loans


The following table sets forth the Bank's NPV as of September 30, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

       Change                           Net Portfolio Value                         NPV as % of PV Assets
      in Rates             $ Amount         $ Change          % Change              NPV Ratio       Change
----------------------     --------------------------------------------------     ----------------------------
         +400 bp..........           21,300          - 7,706          -27%              6.59%         -211 bp
         +300 bp..........           24,350          - 4,655          -16%              7.46%         -125 bp
         +200 bp..........           26,727          - 2,278          - 8%              8.11%         - 60 bp
         +100 bp..........           28,221          -   785          - 3%              8.51%         - 20 bp
            0 bp..........           29,006               --           --               8.71%           --
        - 100 bp..........           29,712              706          + 2%              8.88%         + 17 bp
        - 200 bp..........           30,987            1,982          + 7%              9.20%         + 49 bp
        - 300 bp..........           33,492            4,486          +15%              9.84%         +114 bp
        - 400 bp..........           36,682            7,676          +26%             10.65%         +195 bp

                _______________________________________________
                MANAGEMENT'S DISCUSSION AND ANALSIS (continued)


The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

YEAR ENDED DECEMBER                      1998                              1997                              1996
                             ------------------------------  --------------------------------- ---------------------------------
                             AVERAGE/(1)/             YIELD/    AVERAGE/(1)/            YIELD/   AVERAGE/(1)/            YIELD/
                             BALANCE      INTEREST     COST     BALANCE      INTEREST    COST    BALANCE      INTEREST    COST
                         -------------------------------------- -------------------------------- --------------------------------
                                                               ($ in thousands)
Assets:
Interest earning assets:
  Loans/(2)/                 $  246,373  $   20,023   8.13%    $  258,704    $ 21,214   8.20%   $  213,473    $   16,776   7.86%
  Investment securities and
     other/(3)/                  53,732       3,240   6.03%        34,841       2,172   6.23%       30,348         1,928   6.35%
                             -----------------------           -----------------------          -------------------------
  Total interest earning
     Assets                     300,105      23,263   7.75%       293,545      23,386   7.97%      243,821        18,704   7.67%
                             -----------------------           -----------------------          -------------------------

Non-interest earning assets
  Cash                            8,283                             7,766                            5,964
  Other non-interest earning
     assets/(4)/                 15,437                            14,537                            8,425
                             -------------                     ------------                     --------------
  Total non-interest earning
     Assets                      23,720                            22,303                           14,389
                             -------------                     ------------
Total                        $  323,825                        $  315,848                       $  258,210
                             =============                     ============                     ==============

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits           $  136,137  $    3,233   2.37%    $  119,911    $  3,159   2.63%   $   96,062    $    2,607   2.71%
  Time deposits                 127,065       7,978   6.28%       135,224       8,214   6.07%       98,248         5,877   5.98%
  Repurchase agreements          12,775         621   4.86%         5,989         257   4.29%        4,922           203   4.12%
  Other borrowed funds            6,365         352   5.53%        16,535         975   5.90%       27,960         1,638   5.86%
                             -----------------------           -----------------------          -------------------------
  Total interest bearing
     Liabilities                282,342      12,184   4.32%       277,659      12,605   4.54%      227,192        10,325   4.54%
                             -----------------------           -----------------------          -------------------------
Non-interest bearing
     Liabilities:
  Demand deposits                11,672                            10,406                            6,983
  Other                           3,285                             3,555                            4,656
                             -------------                     ------------                     --------------
Total non-interest bearing
     Liabilities                 14,957                            13,961                           11,639
                             -------------                     ------------                     --------------
Shareholders' equity             26,526                            24,228                           19,379
                             -------------                     ------------
Total                        $  323,825                        $  315,848                       $  258,210
                             =============                     ============                     ==============

Net interest rate spread                 $   11,079   3.44%                  $ 10,781   3.43%                 $    8,379   3.13%
                                         =====================               ===================              ====================

Net interest margin                                   3.69%                             3.67%                              3.44%
                                                   ===========                       ===========                        ==========

Ratio of interest-earning assets
     to interest bearing
     liabilities                                    106.29%                          105.72%                            107.32%
                                                   ===========                       ===========                        ==========

/(1)/ Monthly average balances have been used for all periods. Management does not believe that the use of month-end balances instead of daily average balances caused any material difference in the information presented.

/(2)/ Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

/(3)/ Investment securities and other includes tax-exempt investment securities. Management does not believe that including tax-exempt investment securities in investment securities and other caused any material difference in the information presented.

/(4)/ Other non-interest earning assets includes non-earning assets and real estate owned.

                _______________________________________________
                MANAGEMENT'S DISCUSSION AND ANALSIS (continued)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                                                                       YEAR ENDED DECEMBER 31, 1998 VS. 1997
                                                                                 INCREASE (DECREASE)
                                                                                       DUE TO
                                                                         VOLUME         RATE          TOTAL
                                                                     ----------------------------------------
                                                                                   ($ in thousands)
Interest income on loans                                           $    (1,157)  $      (34)      $    (1,191)
Interest income on investments                                           1,178         (110)            1,068
                                                                   ---------------------------------------------
     Total interest income                                                  21         (144)             (123)
                                                                   ---------------------------------------------

Interest expense on savings deposits                                       252         (178)               74
Interest expense on time deposits                                         (371)         135              (236)
Interest expense on repurchase agreements                                  312           52               364
Interest expense on borrowings                                            (805)         183              (622)
                                                                   ---------------------------------------------
     Total interest expense                                               (612)         192              (420)
                                                                   ---------------------------------------------
     Net interest income                                           $       633   $     (336)      $       297
                                                                   ---------------------------------------------

                                                                       YEAR ENDED DECEMBER 31, 1997 VS. 1996
                                                                                 INCREASE (DECREASE)
                                                                                       DUE TO
                                                                         VOLUME         RATE          TOTAL
                                                                     ----------------------------------------
                                                                                   ($ in thousands)
Interest income on loans                                           $     4,140   $      298       $     4,438
Interest income on investments                                             237            7               244
                                                                   ---------------------------------------------
     Total interest income                                               4,377          305             4,682
                                                                   ---------------------------------------------

Interest expense on savings deposits                                       542            9               551
Interest expense on time deposits                                        2,784         (446)            2,338
Interest expense on repurchase agreements                                  297         (243)               54
Interest expense on borrowings                                            (591)         (72)             (663)
                                                                   ---------------------------------------------
     Total interest expense                                              3,032         (752)            2,280
                                                                   ---------------------------------------------
     Net interest income                                           $     1,345   $    1,057       $     2,402
                                                                   ---------------------------------------------

                _______________________________________________
                MANAGEMENT'S DISCUSSION AND ANALSIS (continued)

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

          The allowance for loan losses at December 31, 1998 was $3,117,068, compared to $3,061,451 at year-end 1997. The allowance in 1998 includes $2,731,374 in general reserves as compared to $2,783,484 in 1997. During 1998, the Bank had net charge-offs of $112,726 compared to $879,340 in 1997. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced by $812,304 to $120,167 in 1998 from $932,471 in 1997. In addition, net charged-off loans during 1998 amounted to 0.03% of average loans, as compared to 0.35% in 1997. The allowance represented 1.30% of total loans at year-end 1998 versus 1.18% at year-end 1997.

          The allowance for loan losses as a percentage of total non-performing assets was 115.82% at December 31, 1998 compared to 171.40% at December 31, 1997. Please refer to Note 4 "Loans receivable", in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

          Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

          As of December 31, 1998 there were no other loans not included in the tables below or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

          Total classified loans, excluding special mention, as of December 31, 1998 and 1997 were $5,356,046 and $4,859,402, respectively. Total non-performing assets amounted to $2,691,366 and $1,786,107 for the respective years. As of December 31, 1998, non-earning assets includes impaired loans. At December 31, 1998, loans classified as 90-day delinquent were $170,999 compared to $691,567 at December 31, 1997.

                     ------------------------------------

The following table sets forth the breakdown of non-performing assets:

                                                  1998              1997              1996             1995              1994
                                        ----------------------------------------------------------------------------------------
90 day delinquent loans/(1)/            $        170,999  $       691,567  $        787,930  $      1,144,293 $          23,825

Non-earning assets/(2)/                        1,850,214          578,387           848,942           297,172         1,692,608
Real estate owned                                670,153          516,153           707,026           984,185         1,504,880
                                        ----------------------------------------------------------------------------------------
Total non-performing assets             $      2,691,366  $     1,786,107  $      2,343,898  $      2,425,650 $       3,221,313
                                        ========================================================================================
Troubled debt restructured              $        114,110  $       297,926  $            N/A  $        445,417 $       2,337,058
                                        ========================================================================================
Impaired loans                          $      1,850,214  $     1,942,320  $      1,188,183  $           N/A  $            N/A
                                        ========================================================================================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are classified as impaired.

                _______________________________________________
                MANAGEMENT'S DISCUSSION AND ANALSIS (continued)

The following table sets forth 90 day delinquent loans by category:

                                                  1998              1997              1996              1995              1994
                                     -------------------------------------------------------------------------------------------
Real estate loans -
     Conventional                     $        136,699  $        679,356  $        723,595   $     1,132,475   $
     Construction                                                                                                       23,825
Consumer loans                                   4,300            11,347            64,335             3,983
Commercial and municipal loans                  30,000               636                               7,835
Other loans                                                          228
                                     -------------------------------------------------------------------------------------------
     Total                            $        170,999  $        691,567  $        787,930   $     1,144,293   $        23,825
                                     ===========================================================================================

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans as of December 31:

                                  1998                 1997                 1996                 1995               1994
                       ------------------------------------------------------------------------------------------------------------
  Real estate loans -
       Conventional      $   1,473,248    79% $   1,561,632    80% $   1,603,860    84% $     687,547    83% $      726,959    81%
       Construction            122,587     2%       111,604     1%        83,750              201,257             1,598,266     2%
  Collateral and
    consumer loans              68,283    11%        59,225    11%        36,873    12%         8,067    12%          5,464    12%
  Commercial and
    municipal loans          1,007,256     8%     1,006,335     8%       294,034     4%       276,526     4%        422,196     4%
  Impaired loans               385,694              322,655              139,509              654,663     1%
  Other                         60,000                                                                                          1%
                        -----------------------------------------------------------------------------------------------------------
  Valuation allowance    $   3,117,068   100% $   3,061,451   100% $   2,158,026   100% $   1,828,060   100% $    2,752,885   100%
                        ===========================================================================================================
  Valuation allowance
    as a percentage of
    total loans                  1.30%                 1.18%                 .98%                 .87%                 1.38%
                        ===========================================================================================================

               ________________________________________________
               MANAGEMENTS'S DISCUSSION AND ANALYSIS (continued)

The following sets forth the maturities of the loan portfolio at December 31, 1998:

                                                          ONE YEAR          ONE THRU              OVER
MATURITIES:                                               OR LESS          FIVE YEARS          FIVE YEARS           TOTAL
Real Estate Loans -                                 $    11,312,719    $    26,672,876     $    154,396,347   $   192,381,942
                                                  ------------------------------------------------------------------------------
Real Estate Loans with:
  Predetermined interest rates                            2,274,117          6,718,958           26,498,852        35,491,927
  Adjustable interest rates                               9,038,602         19,953,918          127,897,495       156,890,015
                                                  ------------------------------------------------------------------------------
                                                         11,312,719         26,672,876          154,396,347       192,381,942
                                                  ------------------------------------------------------------------------------

Collateral Loans -                                       11,323,445          5,692,281            3,319,704        20,335,430
                                                  ------------------------------------------------------------------------------
Collateral Loans with:
  Predetermined interest rates                           10,200,594          3,915,236              828,940        14,944,770
  Adjustable interest rates                               1,122,851          1,777,045            2,490,764         5,390,660
                                                  ------------------------------------------------------------------------------
                                                         11,323,445          5,692,281            3,319,704        20,335,430
                                                  ------------------------------------------------------------------------------

Consumer Loans -                                          7,089,760             35,210                    -         7,124,970
                                                  ------------------------------------------------------------------------------
Consumer Loans with:
  Predetermined interest rates                              138,595             35,210                    -           173,805
  Adjustable interest rates                               6,951,165                  -                    -         6,951,165
                                                  ------------------------------------------------------------------------------
                                                          7,089,760             35,210                    -         7,124,970
                                                  ------------------------------------------------------------------------------

Commercial/Municipal Loans-                               6,024,903          7,460,892            5,771,945        19,257,740
                                                  ------------------------------------------------------------------------------
Commercial/Municipal Loans with:
  Predetermined interest rates                            1,711,959          1,492,412              260,266         3,464,637
  Adjustable interest rates                               4,312,944          5,968,480            5,511,679        15,793,103
                                                  ------------------------------------------------------------------------------
                                                          6,024,903          7,460,892            5,771,945        19,257,740
                                                  ------------------------------------------------------------------------------

Other Loans -                                                 4,493              7,701                4,164            16,358
                                                  ------------------------------------------------------------------------------
Other Loans with:
  Predetermined interest rates                                3,652              3,732                    -             7,384
  Adjustable interest rates                                     841              3,969                4,164             8,974
                                                  ------------------------------------------------------------------------------
                                                              4,493              7,701                4,164            16,358
                                                  ------------------------------------------------------------------------------

TOTALS                                              $    35,755,320    $    39,868,960     $    163,492,160   $   239,116,440
                                                  ==============================================================================

The preceding schedule includes $2,691,366 of non-performing loans and $3,775,802 of loans held for sale, categorized within the respective loan types.

               ________________________________________________
               MANAGEMENTS'S DISCUSSION AND ANALYSIS (continued)

OTHER INCOME AND EXPENSE

         Total non-interest income increased by $89,927, or 3.52% to $2,642,801. Net gains on the sale of securities, loans and bank property totaled $531,946 at year-end 1998 compared to $750,517 for the same period in 1997. The change was primarily attributed to a $397,878, or 72.16% decrease in investment security gains. In 1997, the Bank sold a majority of its one-sixth ownership in Charter Trust Company. This transaction produced an after-tax gain of approximately $300,000. Gains on the sale of loans were $371,991 in 1998 compared to $267,925 for 1997, an increase of 38.84%. The 23.33% increase in customer service fees was primarily due to an increase in transaction-type accounts. Rental income increased by 15.09% as the Bank leased some of its previously unoccupied property.

         Total operating expenses increased $481,731, or 5.74% to $8,879,742. The increase was due to many factors. Salaries and benefits increased $175,481, or 4.34% due to normal wage increases and rising health insurance costs. Occupancy costs increased $155,466, or 9.82% as the Bank realized twelve months of costs associated with its newest branch at Centerra Market Place. In addition, depreciation costs increased approximately 22% during 1998 as new computer hardware and software was capitalized as part of the Bank's Y2K efforts. Outside services increased $150,374, or 30.74%. Included in outside services is an increase of $34,309 for loan processing services that were outsourced during 1998 and an increase in consulting fees of $61,160 as the Bank hired a Y2K consultant and outsourced some of its internal audit functions.

IMPACT OF NEW ACCOUNTING STANDARDS

         In July 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

         In July 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." Statement No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

         In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement is effective for fiscal years beginning after December 15, 1997.

         In management's opinion, SFAS Nos. 130, 131, and 132 did not have a material effect on the Bank's financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 132 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         In management's opinion, SFAS Nos. 133 when adopted will not have a material effect on the Bank's financial statements.

ACCOUNTING FOR INCOME TAXES

         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 includes net deferred income tax expense (benefit) of $364,723, $(575,835), and $(120,481), respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

         The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         In 1997, the Company earned $2,770,932, or $1.33 per common share, assuming dilution, compared to $610,711, or $.35, assuming dilution, per common share in 1996. The increase in earnings was attributable to three factors. In February 1997, Lake

               ________________________________________________
               MANAGEMENTS'S DISCUSSION AND ANALYSIS (continued)


Sunapee Bank completed its acquisition of Landmark Bank of Lebanon, NH. This transaction increased the Bank's assets by approximately $52 million and provided Lake Sunapee Bank with increased yields on its loan portfolio. As a result, the Bank's net interest income increased 28.66%. Second, the Bank's deposit insurance premium was approximately $850,000 less than 1996. This was due to the Bank paying a one-time premium assessment in 1996 of $995,000 to the Federal Deposits Insurance Corporation (FDIC). The payment was part of the recapitalization of the savings association insurance fund (SAIF). Third, during the third quarter of 1997, Lake Sunapee Bank sold a majority of its one-sixth ownership in Charter Trust Company. This transaction produced an after-tax gain of approximately $300,000.

FINANCIAL CONDITION

         Total assets increased by $53,603,618, or 20.27% from $264,385,344 to $317,988,962. Total loans increased from $218,461,279 to $258,386,923, or
18.27%. Real estate loans increased by $24,968,975, or 13.50% from $184,982,351 to $209,951,326. The Bank also increased the net level of loans sold into the secondary market by approximately $20 million. At December 31, 1997, the Bank had $71,551,925 in its servicing portfolio. The majority of the increases were attributable to the acquisition of Landmark Bank.

         Investments securities increased by $4,242,385, or 15.27% from $27,790,737 to $32,033,122 (at amortized cost). The Bank's net unrealized gain of $134,112 at December 31, 1997 compares to 1996's net unrealized loss of $192,179. This change of $326,291 in market value reflects the decrease in interest rates during 1997 and the resultant rise in bond values.

         Real estate owned and property acquired in settlement of loans decreased by $207,325, or 28.66% to $516,153. This total reflected $309,153, or 59.89%, in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During 1997, twelve real estate owned properties totaling $537,389, in carrying value were sold.

         Deposits increased by $57,268,065, or 26.77% to $271,226,960 from
$213,958,895. The acquisition of Landmark Bank accounted for the majority of the increase. In addition, customers took advantage of the Bank's favorable Money Market rates. As a result, this account increased 111% to approximately $24 million. Customers continued to place funds in Certificates of Deposit (CDs) with CDs comprising 49.10% of total deposits versus 49.89% last year. Total CDs increased by $26,357,185, or 24.69% to $133,097,650.

         Advances from the FHLB decreased by $9,927,707, or 49.21% to $10,246,318 from $20,174,025. The Bank was able to fund its loan growth through deposit growth and utilize excess funds to pay-down FHLB advances.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required by its regulator, the OTS, to maintain a 4% ratio of liquid assets to net withdrawable funds. At year-end 1997, the Bank's ratio of 12.81% exceeded regulatory requirements for long-term liquidity.

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

         The Bank was able to fund loan demand and other investing during 1998 by using funds provided by customer deposits.

               ________________________________________________
               MANAGEMENTS'S DISCUSSION AND ANALYSIS (continued)

         As part of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA), banks are required to maintain core capital, leverage ratio, and total risk based capital of 1.50%, 3.00%, and 8.00%, respectively. As of December 31, 1997,the Bank's ratios were 6.47%, 6.47%, and 11.86%, respectively, well in excess of the regulators' requirements.

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

         Total interest expense increased $2,280,160, or 22.08%, with 145.88% attributed to the increased volume in deposits. The Bank's overall cost of funds remained the same at 4.54%. The Bank's average deposits as a percentage of total interest bearing liabilities increased from 85.53% in 1996 to 91.89% in 1997. Deposits' cost in 1997 was 4.46% versus 4.36% in 1996. This increase was a result of an increase in higher costing deposits such as brokered CD's acquired from Landmark Bank. These brokered CD's matured in January of 1998 and were not renewed. Federal Home Loan Bank advances typically are higher costing funding instruments. In an effort to reduce the Bank's overall cost of funds, the Bank reduced its average balance in Federal Home Loan Bank advances during 1997 to $16.5 million from $27.9 million in 1996 by paying off higher costing advances as they came due. As a result, the Bank's spread increased to 3.43% at December 31, 1997 compared to 3.13% at December 31, 1996.

PROVISION FOR LOAN LOSSES

         The allowance for loan losses at December 31, 1997 was $3,061,451, compared to $2,158,026 at year-end 1996. The allowance in 1997 includes $2,783,484 in general reserves as compared to $1,801,589 in 1996. During 1997, the Bank had net charge-offs of $879,340 compared to $1,330,775 in 1996. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced by $728,270 from $1,660,741 in 1996 to $932,471 in 1997. Net charged-off loans during 1997 amounted to 0.35% of average loans, as compared to 0.63% in 1996. The allowance represented 1.18% of total loans at year-end 1997 versus 0.98% at year-end 1996.

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

OTHER INCOME AND EXPENSE

         Total non-interest income increased by $629,635, or 32.74% to $2,552,874. Net gains on the sale of securities and loans totaled $819,282. The majority is attributable to the gain realized on the Charter Trust transaction. Net losses on the sales of premises and equipment totaled $68,765 as the Bank sold two investment properties.

         Total operating expense increased $652,680, or 8.43% to $8,398,011. The increase was primarily associated with the integration of Landmark Bank and start-up costs associated with the Bank's newest office located in the Centerra Marketplace. Additional staffing, occupancy and marketing expenses were realized as the Bank expanded into these new locations.

        [LETTERHEAD OF SHATSWELL, MACLEOD & COMPANY, P.C. APPEARS HERE]


The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                 /s/ Shatswell, MacLeod & Company, P.C.
                                 SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 25, 1999

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
              ---------------------------------------------------
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31,                                                              1998           1997
--------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                    $  8,701,558   $  9,196,626
 Federal funds sold                                                            7,583,000      4,110,000
                                                                            ---------------------------
   Cash and cash equivalents                                                  16,284,558     13,306,626
 Securities available-for-sale                                                52,137,753     30,104,674
 Securities held-to-maturity                                                           -         75,000
 Other investments                                                             2,032,999      1,987,560
 Loans held-for-sale                                                           3,775,802        673,950
 Loans receivable, net                                                       232,321,171    255,223,525
 Accrued interest receivable                                                   1,725,235      1,556,194
 Bank premises and equipment, net                                              8,416,182      8,178,335
 Investments in real estate                                                      531,729        548,257
 Real estate owned and property acquired in settlement of loans                  670,153        516,153
 Goodwill                                                                      3,213,028      3,460,184
 Other assets                                                                  2,299,159      2,358,504
                                                                            ---------------------------
   Total assets                                                             $323,407,769   $317,988,962
                                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Demand deposits                                                            $ 16,521,820   $ 15,105,900
 Savings deposits                                                             76,837,104     65,883,386
 NOW and MMDA deposits                                                        67,593,258     57,140,024
 Time deposits                                                               121,096,974    133,097,650
                                                                            ---------------------------
   Total deposits                                                            282,049,156    271,226,960
 Other borrowed funds                                                                  -        300,000
 Securities sold under agreement to repurchase                                11,849,116      8,393,192
 Advances from Federal Home Loan Bank                                                  -     10,246,318
 Accrued expenses and other liabilities                                        1,729,891      2,259,367
                                                                            ---------------------------
   Total liabilities                                                         295,628,163    292,425,837
                                                                            ---------------------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value per share: 2,500,000 shares authorized,               -              -
  no shares issued or outstanding
 Common stock, $.01 par value, per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,104,285 shares outstanding at
  December 31, 1998 and 2,479,858 shares issued and 2,088,155 shares
  outstanding at December 31, 1997                                                24,798         24,798
 Paid-in capital                                                              17,874,567     17,660,097
 Retained earnings                                                            12,082,784     10,221,049
 Accumulated other comprehensive income                                          255,034         82,318
                                                                            ---------------------------
                                                                              30,237,183     27,988,262
 Treasury stock, at cost, 375,573 shares as of December 31, 1998 and
  391,703 shares as of December 31, 1997                                      (2,457,577)    (2,425,137)
                                                                            ---------------------------

   Total shareholders' equity                                                 27,779,606     25,563,125
                                                                            ---------------------------

   Total liabilities and shareholders' equity                               $323,407,769   $317,988,962
                                                                            ===========================

  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                1998          1997          1996
----------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest on loans                                           $20,023,493  $21,214,024   $16,775,792
 Interest and dividends on investments                         3,239,693    2,171,956     1,928,455
                                                             --------------------------------------
  Total interest income                                       23,263,186   23,385,980    18,704,247
                                                             --------------------------------------

INTEREST EXPENSE
 Interest on deposits:
  Savings deposits                                             3,233,429    3,158,505     2,432,150
  NOW accounts and MMDA deposits                                 621,132      256,717       615,849
  Time deposits                                                7,977,963    8,214,548     5,638,679
                                                             --------------------------------------
   Total interest on deposits                                 11,832,524   11,629,770     8,686,678
 Interest on advances and other borrowed money                   351,840      974,930     1,637,862
                                                             --------------------------------------
  Total interest expense                                      12,184,364   12,604,700    10,324,540
                                                             --------------------------------------

  Net interest income                                         11,078,822   10,781,280     8,379,707

PROVISION FOR LOAN LOSSES                                        120,167      932,471     1,660,741
                                                             --------------------------------------

  Net interest income after provision for loan losses         10,958,655    9,848,809     6,718,966
                                                             --------------------------------------

OTHER INCOME
 Loan origination fees                                            90,186       96,510        75,564
 Customer service fees                                         1,558,886    1,263,989     1,190,726
 Net gain (loss) on sale and writedowns of securities            153,479      551,357       (26,500)
 Net gain (loss) on sale of premises, equipment and other
  real estate owned                                                6,476      (68,765)      251,770
 Net gain on sale of loans                                       371,991      267,925        51,716
 Rental income                                                   335,255      291,308       223,673
 Brokerage service income                                        126,528      148,341       153,261
 Other income                                                          -        2,209         3,029
                                                             --------------------------------------
  Total other income                                           2,642,801    2,552,874     1,923,239
                                                             --------------------------------------

OTHER EXPENSES
 Salaries and employee benefits                                4,222,206    4,046,725     3,039,929
 Occupancy expenses                                            1,738,055    1,582,589     1,242,216
 Advertising and promotion                                       253,883      344,714       188,512
 Depositors' insurance                                           139,214      123,487     1,448,801
 Outside services                                                639,628      489,254       364,101
 Provision for other real estate owned losses                          -            -       229,970
 Amortization of goodwill                                        247,156      242,271             -
 Other expenses                                                1,639,600    1,568,971     1,231,802
                                                             --------------------------------------
  Total other expenses                                         8,879,742    8,398,011     7,745,331
                                                             --------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                       4,721,714    4,003,672       896,874

PROVISION FOR INCOME TAXES                                     1,602,964    1,232,740       286,163
                                                             --------------------------------------

NET INCOME                                                   $ 3,118,750  $ 2,770,932   $   610,711
                                                             ======================================

Earnings per common share                                    $      1.49  $      1.36   $       .36
                                                             ======================================
Earnings per common share, assuming dilution                 $      1.47  $      1.33   $       .35
                                                             ======================================
Dividends declared per common share                          $       .60  $       .50   $       .50
                                                             ======================================

  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31,                                  1998           1997           1996
---------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of year                                    $    24,798    $    21,473    $    21,473
 Shares issued in acquisition of Landmark Bank                           -          3,325              -
                                                               -----------------------------------------

 Balance, end of year                                          $    24,798    $    24,798    $    21,473
                                                               =========================================

PAID-IN CAPITAL
 Balance, beginning of year                                    $17,660,097    $13,241,774    $13,160,382
 Gain on issuance of treasury stock for the exercise
  of stock options                                                 156,406        489,847         81,392
 Tax benefit for stock options                                      58,064              -              -
 Acquisition of Landmark Bank                                            -      3,928,476              -
                                                               -----------------------------------------

 Balance, end of year                                          $17,874,567    $17,660,097    $13,241,774
                                                               =========================================

RETAINED EARNINGS
 Balance, beginning of year                                    $10,221,049    $ 8,437,149    $ 8,673,504
 Net income                                                      3,118,750      2,770,932        610,711
 Cash dividends paid                                            (1,257,015)      (987,032)      (847,066)
                                                               -----------------------------------------

 Balance, end of year                                          $12,082,784    $10,221,049    $ 8,437,149
                                                               =========================================

ACCUMULATED OTHER COMPREHENSIVE INCOME
 Net unrealized holding gain (loss) on securities
  available-for-sale
 Balance, beginning of year                                    $    82,318    $  (127,179)   $    97,594
 Net change                                                        172,716        209,497       (224,773)
                                                               -----------------------------------------

 Balance, end of year                                          $   255,034    $    82,318    $  (127,179)
                                                               =========================================

TREASURY STOCK
 Balance, beginning of year                                    $(2,425,137)   $(2,379,527)   $(2,408,948)
 Shares repurchased, (4,650 shares in 1998, 13,928 shares
  in 1997 and 3,251 shares in 1996)                                (73,975)      (255,316)       (43,482)
 Exercise of stock options, (20,780 shares in 1998, 64,525
  shares in 1997 and 18,730 shares in 1996)                         41,535        209,706         72,903
                                                               -----------------------------------------

 Balance, end of year                                          $(2,457,577)   $(2,425,137)   $(2,379,527)
                                                               =========================================

  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,
1996
----
 Net income                                                          $  610,711
 Other comprehensive income
  Net unrealized holding loss on
   securities available-for-sale, net of tax
   effect of $116,000                                                  (224,773)
                                                                     ----------
      Comprehensive income                                           $  385,938
                                                                     ==========

1997
----
 Net income                                                          $2,770,932
 Other comprehensive income
  Net unrealized holding gain on
   securities available-for-sale, net of tax
   effect of $116,794                                                   209,497
                                                                     ----------
      Comprehensive income                                           $2,980,429
                                                                     ==========

1998
----
 Net income                                                          $3,118,750
 Other comprehensive income
  Net unrealized holding gain on
   securities available-for-sale, net of tax
   effect                                                               172,716
                                                                     ----------
      Comprehensive income                                           $3,291,466
                                                                     ==========

Reclassification disclosure for the year ended December 31, 1998:

Net unrealized gains on available-for-sale securities                $  436,429
Less reclassification adjustment for realized gains in net income       155,040
                                                                     ----------
 Other comprehensive income before income tax effect                    281,389
Income tax expense                                                     (108,673)
                                                                     ----------
  Other comprehensive income, net of tax                             $  172,716
                                                                     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                          1998           1997           1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $  3,118,750   $  2,770,932   $    610,711
 Depreciation and amortization                                         788,529        579,452        455,910
 Amortization of goodwill                                              247,156        242,271              -
 Loans originated for sale                                         (73,567,590)   (26,395,222)   (14,233,140)
 Proceeds from sales of loans                                       73,939,581     26,663,447     14,284,856
 Gain from sales of loans                                             (371,991)      (267,925)       (51,716)
 (Gain) loss from sales of premises, equipment and other
  real estate owned                                                     (6,476)        68,765       (251,770)
 (Gain) loss from sales of debt securities available-for-sale
  and writedowns                                                      (155,040)       (62,010)           667
 Loss from sales of equity securities available-for-sale
  and writedowns, net                                                        -         10,653         25,833
 (Gain) loss on sales of other investments                               1,561       (500,000)             -
 Provision for other real estate owned losses                                -              -        229,970
 Writedowns of other real estate owned                                       -              -        144,350
 Provision for loan losses                                             120,167        932,471      1,660,741
 Deferred tax expense (benefit)                                        364,723       (575,835)      (120,481)
 (Increase) decrease in accrued interest and other assets             (109,696)       178,486        861,580
 Decrease in deferred loan origination fees, net                      (199,548)      (121,484)       (81,550)
 Increase (decrease) in accrued expenses and other liabilities        (944,808)      (676,718)       449,399
                                                                  ------------------------------------------
   Net cash provided by operating activities                         3,225,318      2,847,283      3,985,360
                                                                  ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of premises and equipment                           9,145        108,149        344,387
 Proceeds from sales of other real estate owned                        163,076        219,389        182,830
 Capital expenditures - premises and equipment                        (890,414)    (1,079,184)      (316,986)
 Capital expenditures - other real estate owned                         (6,000)       (27,043)       (25,188)
 Proceeds from sales of debt securities available-for-sale          27,592,324     20,579,199      2,468,275
 Proceeds from sales of equity securities available-for-sale                 -      1,192,719        450,642
 Proceeds from sales of other investments                               30,000        820,000              -
 Principal reduction on securities held-to-maturity                     75,000         25,000         52,778
 Purchases of securities available-for-sale                        (50,877,553)   (25,726,166)    (9,063,424)
 Maturities of securities available-for-sale                         1,560,000        200,000      6,498,000
 Purchases of other investments                                        (77,000)             -         (5,000)
 Net (increase) decrease in loans                                   19,527,107       (320,383)   (10,182,473)
 Recoveries of previously charged off loans                             48,176         52,629         49,839
                                                                  ------------------------------------------
   Net cash used in investing activities                            (2,846,139)    (3,955,691)    (9,546,320)
                                                                  ------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

              NEW HAMPSHIRE THRIFT BANCSHARES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                        1998          1997           1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings and NOW accounts        22,822,872    11,487,757        458,741
 Net increase (decrease) in time deposits                        (12,000,676)   (2,411,055)    13,529,233
 Net increase (decrease) in repurchase agreements                  3,455,924      (453,344)      (890,089)
 Advances from Federal Home Loan Bank                                      -             -     21,600,000
 Principal payments of advances from Federal Home Loan Bank      (10,246,318)   (9,927,707)   (28,362,143)
 Net increase (decrease) in other borrowed funds                    (300,000)      295,000        (29,077)
 Cash and cash equivalents of $7,559,731 acquired in the
  acquisition of Landmark Bank, less cash of $2,275,000 paid for the common stock of Landmark Bank and less $320,302
  for acquisition costs                                                    -     4,964,429              -
 Repurchase of treasury stock                                        (73,975)     (255,316)       (43,482)
 Dividends paid                                                   (1,257,015)     (987,032)      (847,066)
 Proceeds from exercise of stock options                             197,941       699,553        154,295
                                                                ------------   -----------   ------------
   Net cash provided by financing activities                       2,598,753     3,412,285      5,570,412
                                                                ------------   -----------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,977,932     2,303,877          9,452
CASH AND CASH EQUIVALENTS, beginning of year                      13,306,626    11,002,749     10,993,297
                                                                ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, end of year                          $ 16,284,558   $13,306,626   $ 11,002,749
                                                                ============   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid                                                 $ 12,220,262   $12,750,892   $ 10,379,699
                                                                ============   ===========   ============
  Income taxes paid                                             $  1,376,990   $ 1,545,183   $    331,763
                                                                ============   ===========   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Loans originated for sales of other real estate owned         $    130,000   $   318,000   $    207,500
                                                                ============   ===========   ============
  Transfers from loans to real estate acquired through
   foreclosure                                                  $    434,600   $   303,021   $    478,755
                                                                ============   ===========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of significant accounting policies:

     NATURE OF OPERATIONS - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in Newport, New Hampshire.
The Company's subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates twelve branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage and trust services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers federal funds sold and due from banks to be cash equivalents.

     SECURITIES AVAILABLE-FOR-SALE - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $0, $68,750 and $728 have been included in earnings as realized losses for the years ended 1998, 1997 and 1996, respectively.

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

     LOANS HELD-FOR-SALE - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

     LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. When the interest accrual is discontinued, all unpaid accrued interest is reversed. The allowance for loan losses is increased by charges to expense and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is an estimate based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This material estimate and the estimate of real estate acquired in connection with foreclosures are particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties to arrive at its evaluation.

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Interest income on impaired loans is recognized on an accrual basis when the impaired loan is less than 90 days past due and has not been reclassified to non-accrual status. Interest income on impaired loans over 90 days past due, and on loans placed on non-accrual status, is recognized using a cash basis accounting method. Cash receipts on impaired loans are recorded as both interest income and a reduction in the impaired loan balance consistent with the terms of the underlying contractual agreements.

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

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company reviews its loans for impairment on a loan-by-loan basis. Homogeneous groups of loans such as consumer installment loans and residential mortgage loans are collectively evaluated for impairment. The Company does not review for impairment aggregations of loans that have risk characteristics in common with other impaired loans. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     EARNINGS PER SHARE - In the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" (EPS) issued by the Financial Accounting Standards Board. SFAS No. 128 required restatement of 1996 EPS presented in accordance with SFAS No. 128. This statement simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no material effect on the Bank's 1997 financial statements and EPS for 1996 financial statements was restated in accordance with SFAS No. 128.

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

   Loans held-for-sale - Fair values of loans held for sale are based on estimated market values.

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

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

   Borrowings - The carrying amounts of securities sold under agreements to repurchase and other borrowings approximate their fair values.

   Federal Home Loan Bank Advances - Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

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

     RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the current year's presentation.

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SECURITIES:


     The amortized cost and approximate market value of securities are summarized as follows:

                                                         December 31, 1998
                                                         -----------------
                                                         Gross        Gross
                                                         Unrealized   Unrealized
                                              Fair       Holding      Holding    Amortized
                                              Value      Gain         Loss       Cost
                                          -------------------------------------------------
Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                    $12,226,872    $163,412    $      -  $12,063,460
  U. S. Government, including agencies     14,398,276      24,132      64,521   14,438,665
  Mortgage-backed securities                  358,052           -       5,930      363,982
  Other bonds and debentures               24,900,303     409,634      91,251   24,581,920
 Equity securities                            254,250           -      19,975      274,225
                                          ------------------------------------------------
Total available-for-sale                   52,137,753     597,178     181,677   51,722,252
                                          ------------------------------------------------

Other investments:
 Federal Home Loan Bank stock               1,938,000           -           -    1,938,000
 Other securities                              94,999           -           -       94,999
                                          ------------------------------------------------
Total other investments                     2,032,999           -           -    2,032,999
                                          ------------------------------------------------
Total securities                          $54,170,752    $597,178    $181,677  $53,755,251
                                          ================================================

                                                       December 31, 1997
                                                       -----------------
Held-to-maturity:
 Bonds and notes -
  Municipal bonds                         $    75,000    $      -    $      -  $    75,000
                                          ------------------------------------------------
Total held-to-maturity                         75,000           -           -       75,000
                                          ------------------------------------------------

Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                     20,196,281     119,295      10,726   20,087,712
  U. S. Government, including agencies      3,777,080       9,681       1,721    3,769,120
  Mortgage-backed securities                  149,997         128           -      149,869
  Other bonds and debentures                5,981,316      23,780       6,325    5,963,861
                                          ------------------------------------------------
Total available-for-sale                   30,104,674     152,884      18,772   29,970,562
                                          ------------------------------------------------

Other investments:
 Federal Home Loan Bank stock               1,861,000           -           -    1,861,000
 Other securities                             126,560           -           -      126,560
                                          ------------------------------------------------
Total other investments                     1,987,560           -           -    1,987,560
                                          ------------------------------------------------
Total securities                          $32,167,234    $152,884    $ 18,772  $32,033,122
                                          ================================================

     Gross gains of $161,193, $105,627 and $810, and gross losses of $6,153, $36,097 and $807, were realized during 1998, 1997 and 1996, respectively, on sales of available-for-sale debt securities. There were no sales of available-for-sale equity securities during 1998. Gross gains of $63,164 and gross losses of $10,277 were realized during 1997 on sales of available-for-sale equity securities. Gross gains of $0 and $500,000 and gross losses of $1,561 and $0 were realized on sales of other investments during 1998 and 1997, respectively.

            _______________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SECURITIES: (continued)

     Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 1998:


                                                                           Weighted
                                                  Amortized      Fair       Average
                                                    Cost         Value       Yield
                                                 -----------------------------------
U.S. Treasury Notes                              $ 1,015,966  $ 1,030,000     7.628%
Other bonds and debentures                           695,365      697,008     7.309
                                                 ------------------------
 Total due in one year or less                     1,711,331    1,727,008     7.592
                                                 ------------------------

U.S. Treasury Notes                               11,047,494   11,196,872     5.857
U.S. Government, including agencies                2,498,937    2,519,374     5.636
Other bonds and debentures                         2,011,925    2,047,290     7.066
                                                 ------------------------
 Total due after one year through five years      15,558,356   15,763,536     6.045
                                                 ------------------------

U.S. Government, including agencies                4,402,952    4,395,468     6.304
Other bonds and debentures                         1,274,192    1,301,187     6.667
                                                 ------------------------
 Total due after five years through ten years      5,677,144    5,696,655     6.419
                                                 ------------------------

U.S. Government, including agencies                7,536,776    7,483,434     6.918
Other bonds and debentures                        20,600,438   20,854,818     7.267
                                                 ------------------------
 Total due after ten years                        28,137,214   28,338,252     7.205
                                                 ------------------------
                                                 $51,084,045  $51,525,451     7.109%
                                                 ========================

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 1998.

     Securities, carried at $1,016,562 were pledged to secure the treasury, tax and loan account as of
December 31, 1998.

NOTE 4.  LOANS RECEIVABLE:

     Loans receivable consisted of the following as of December 31:

                                        1998           1997           1996           1995           1994
                                    ------------------------------------------------------------------------
Real estate loans
 Conventional                       $188,609,359   $207,311,314   $183,550,150   $175,130,966   $161,091,563
 Construction                          5,461,451      3,540,870      2,702,613      2,456,763      7,793,601
                                    ------------------------------------------------------------------------
                                     194,070,810    210,852,184    186,252,763    177,587,729    168,885,164
 Less - Unadvanced portion             1,688,868        900,858      1,270,412      1,434,258      2,841,500
                                    ------------------------------------------------------------------------
                                     192,381,942    209,951,326    184,982,351    176,153,471    166,043,664
Collateral loans                      20,335,430     20,635,457     20,574,710     19,524,706     18,776,523
Consumer loans                         7,124,970      7,792,874      4,860,325      5,025,818      5,264,449
Commercial and municipal loans        19,257,740     20,026,574      8,352,789      9,301,028      8,066,390
Other loans                               16,358        654,642        436,754        671,302        625,006
                                    ------------------------------------------------------------------------
 Total loans                         239,116,440    259,060,873    219,206,929    210,676,325    198,776,032
Less - Loans held for sale             3,775,802        673,950        745,650      3,095,971      3,753,657
                                    ------------------------------------------------------------------------
                                     235,340,638    258,386,923    218,461,279    207,580,354    195,022,375
 Allowance for loan losses            (3,117,068)    (3,061,451)    (2,158,026)    (1,828,060)    (2,752,885)
 Deferred loan origination costs
  (fees), net                             97,601       (101,947)      (300,492)      (382,042)      (520,438)
                                    ------------------------------------------------------------------------
Loans receivable, net               $232,321,171   $255,223,525   $216,002,761   $205,370,252   $191,749,052
                                    ========================================================================

              ___________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS RECEIVABLE: (continued)

     The following is a summary of activity in the allowance for loan loss account for the years ended December 31:

                                             1998         1997         1996         1995         1994
                                          --------------------------------------------------------------
BALANCE, beginning of year                $3,061,451   $2,158,026   $1,828,060   $2,752,885   $2,374,001
                                          ----------   ----------   ----------   ----------   ----------
Loans charged-off:
Real estate loans
 Conventional                                 71,077      291,437      628,107      141,541      252,258
 Construction                                 30,000       85,000      614,355    1,014,670        2,871
Collateral and consumer loans                  2,229      226,710       36,721       25,568          612
Commercial and municipal loans                 9,420      328,822      101,431      913,441      140,375
                                          --------------------------------------------------------------
 Total charged-off loans                     112,726      931,969    1,380,614    2,095,220      396,116
                                          --------------------------------------------------------------
Recoveries on loans:
Real estate loans
 Conventional                                 28,549        6,786       19,063        3,300       11,666
Collateral and consumer loans                  2,796       22,257       22,105        2,099        1,779
Commercial and municipal loans                16,831       23,586        8,671        1,286            -
                                          --------------------------------------------------------------
 Total recoveries                             48,176       52,629       49,839        6,685       13,445
                                          --------------------------------------------------------------
 Net charged-off loans:                       64,550      879,340    1,330,775    2,088,535      382,671
                                          --------------------------------------------------------------
Balance relating to acquisition
 of Landmark Bank:                                 -      850,294            -            -            -
                                          --------------------------------------------------------------
Provision for loan losses charged
 to income:                                  120,167      932,471    1,660,741    1,163,710      761,555
                                          --------------------------------------------------------------
BALANCE, end of year                      $3,117,068   $3,061,451   $2,158,026   $1,828,060   $2,752,885
                                          ==============================================================
Ratios of net charged-off loans during
 the period to average loans
 outstanding during the period                   .03%         .35%         .63%        1.02%         .20%
                                          ==============================================================

     The Company had no extensions of credit to related parties in excess of 5% of shareholders' equity at any time during the year ended December 31, 1998 and 1997. Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during 1998. Total loans to such persons and their companies amounted to $809,180 as of December 31, 1998. During 1998 advances of $81,224 were made and repayments totaled $400,931.

Impaired loans as of December 31,                                                       1998        1997
---------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                        $1,925,907  $1,766,918
Recorded investment in impaired loans at December 31                                 $1,850,214  $1,942,320
Portion of valuation allowance allocated to impaired loans                           $  385,694  $  322,655
Net balance of impaired loans                                                        $1,464,520  $1,619,665
Interest income recognized on impaired loans                                         $  100,683  $   84,154
Interest income on impaired loans on cash basis                                      $  100,683  $    7,702
Recorded investment in impaired loans with related allowance for credit losses       $1,676,226  $1,562,949
Recorded investment in impaired loans with no related allowance for credit losses    $  173,988  $  379,371

              ___________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                               1998         1997
                                                       -------------------------
Sold loans                                             $128,115,971  $71,551,925
                                                       =========================

Participation loans                                    $  2,788,528  $ 4,601,826
                                                        ========================

     Servicing assets of $798,758 and $374,533 wer e capitalized in 1998 and 1997, respectively. Amortization of servicing ass ets was $186,841 in 1998 and $63,805 in 1997.

     The fair value of servicing assets was $995,5 96 and $390,340 as of December 31, 1998 and 1997, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

                                                                 1998       1997
                                                             -------------------
Balance, beginning of year                                    $ 57,422   $     0
Additions                                                       72,116    57,422
                                                              ------------------
Balance, end of year                                          $129,538   $57,422
                                                              ==================

     The Company has issued letters of credit and has approved lines of credit loans to specific individuals and companies. The unused portions are as follows as of December 31:

                                                               1998         1997
                                                         -----------------------
Letters of credit                                        $  694,098  $   665,850
                                                         =======================

Lines of credit                                          $7,632,913  $16,187,526
                                                         =======================

NOTE 5.  BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

                                                               1998         1997
                                                        -----------  -----------
Land                                                    $ 1,043,586  $ 1,043,586
Landdings and premises                                    7,256,000    7,171,794
Furniture, fixtures and equipment                         5,462,370    4,681,710
                                                        ------------------------
                                                         13,761,956   12,897,090
Less - Accumulated depreciation                           5,345,774    4,718,755
                                                        ------------------------
                                                        $ 8,416,182  $ 8,178,335
                                                        ========================

NOTE 6.  REAL ESTATE OWNED AND PROPERTY ACQUIRED:

     As of December 31, 1998 and 1997, the Company owned property acquired by foreclosure. The balances consisted of the following:

                                                                 1998       1997
                                                             -------------------
Residential real estate                                      $ 72,000   $144,000
Commercial real estate                                        598,153    372,153
                                                             -------------------
                                                             $670,153   $516,153
                                                             ===================

              ___________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     For 1998, 1997 and 1996, $70,646, $84,832 and $179,443, respectively, of net operating cost of other real estate is included in net income.


NOTE 7.  DEPOSITS:

     Deposits consisted of the following as of December 31:

                                                           1998                   1997
                                                     -------------------------------------------
Checking accounts (non-interest-bearing)              $ 16,521,820    5.9%   $ 15,105,900    5.6%
NOW accounts                                            40,431,129   14.3      33,488,870   12.3
Ever-Ready Money Market                                 27,162,129    9.6      23,651,154    8.7
Regular savings accounts                                13,146,531    4.7       7,901,726    2.9
Treasury savings accounts                               63,608,465   22.6      57,915,167   21.4
Club deposits                                               82,108     .0          66,493     .0
                                                      ------------------------------------------
                                                       160,952,182   57.1     138,129,310   50.9
                                                      ------------------------------------------
Time deposits
2.00% - 2.99%                                               41,956     .0         250,790     .1
3.00% - 3.99%                                            1,912,878     .7               -      -
4.00% - 4.99%                                           19,668,581    7.0       2,931,518    1.1
5.00% - 5.99%                                           84,160,709   29.8      98,425,330   36.3
6.00% - 6.99%                                            6,268,060    2.2      14,837,481    5.5
7.00% - 7.99%                                            9,044,790    3.2      14,461,393    5.3
8.00% - 8.99%                                                    -      -       2,191,138     .8
                                                      ------------------------------------------
                                                       121,096,974   42.9     133,097,650   49.1
                                                      ------------------------------------------
                                                      $282,049,156  100.0%   $271,226,960  100.0%
                                                      ==========================================

 The following is a summary of maturities of time deposits as of December 31, 1998:

1999                                                                         $101,425,326
2000                                                                           14,993,066
2001                                                                            2,890,222
2002                                                                              766,317
2003                                                                              852,539
Thereafter                                                                        169,504
                                                                             ------------
                                                                             $121,096,974
                                                                             ============

     As of December 31, 1998, time deposits include $13,810,657 of certificates of deposit with a minimum balance of $100,000. Maturities of these certificates are as follows:

Less than 3 months                                                           $  3,187,364
Over 3 months and less than 6 months                                            4,068,224
Over 6 months and less than 12 months                                           4,731,903
Over 12 months                                                                  1,823,166
                                                                             ------------
                                                                             $ 13,810,657
                                                                             ============

              ___________________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

     The purchasers of the securities under agreements to repurchase have agreed to resell to the Company substantially identical securities at the maturities of the agreements.

     The maturity dates of the repurchase agreements are from January 15, 1999 to October 30, 1999 on the anniversary date of the repurchase agreement. The securities are under control of the Bank.

NOTE 9.  ADVANCES FROM FEDERAL HOME LOAN BANK:

     Advances consisted of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

     These advances were secured by Federal Home Loan Bank stock (Note 2) and unspecified first mortgage loans. The Company is able to borrow up to $96,349,000 of Federal Home Loan Bank advances.

     In addition to the above advances, the Company has credit available up to $6,411,000 under a revolving loan agreement with the Federal Home Loan Bank. There was no outstanding balance as of December 31, 1998. There was an outstanding balance of $300,000 as of December 31, 1997. Interest is payable monthly as funds are borrowed.


NOTE 10. INCOME TAXES:


     The components of income tax expense are as follows for the years ended December 31:

                                             1998        1997         1996
                                            -----------------------------------
Current tax expense                          $1,238,241  $1,808,575   $ 406,644
Deferred tax expense (benefit)                  364,723    (575,835)   (120,481)
                                            -----------------------------------
   Total income tax expense                  $1,602,964  $1,232,740   $ 286,163
                                            ===================================

     The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                             1998   1997   1996
                                                            -------------------
Federal income tax at statutory rate                         34.0%  34.0%  34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income                                             (.2)   (.3)  (1.6)
Dividends received deduction                                  (.2)   (.4)  (3.0)
Goodwill amortization                                         1.8    2.1      -
Other, net                                                   (1.5)  (4.6)   2.5
                                                            -------------------
                                                             33.9%  30.8%  31.9%
                                                            ===================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                                1998         1997
                                                             -----------  ----------
Deferred tax assets:
 Interest on non-performing loans                            $    5,412   $   11,598
 Allowance for loan losses                                      930,260      953,119
 Loan origination fees, net of costs                                  -       39,371
 Deferred compensation                                           20,011            -
 Deferred retirement expense                                     10,443            -
 Mark to market loans available-for-sale                              -           81
 Accrued directors fees                                          34,005       29,564
                                                             ----------   ----------
  Gross deferred tax assets                                   1,000,131    1,033,733
                                                             ----------   ----------

Deferred tax liabilities:
 Deferred loan costs, net of fees                                37,694            -
 Prepaid pension                                                189,762      144,229
 Accelerated depreciation                                       279,392      239,969
 Mortgage servicing rights                                      346,088      137,617
 Unrealized holding gain on securities available-for-sale       160,467       51,794
                                                             ----------   ----------
  Gross deferred tax liabilities                              1,013,403      573,609
                                                             ----------   ----------

 Net deferred tax asset (liability)                          $  (13,272)  $  460,124
                                                             ==========   ==========

     Deferred tax assets as of December 31, 1998 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

     As of December 31, 1998, the Company had no operating loss and tax credit carryover for tax purposes.

NOTE 11.  STOCK COMPENSATION PLANS:

     As of December 31, 1998, the Company had three fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                1998         1997        1996
                                             ----------   ----------   --------
Net income                    As reported    $3,118,750   $2,770,932   $610,711
                              Pro forma      $2,876,087   $2,770,932   $500,828

Earnings per common share     As reported    $     1.49   $     1.36   $    .36
                              Pro forma      $     1.37   $     1.36   $    .30

Earnings per common share,    As reported    $     1.47   $     1.33   $    .35
 assuming dilution            Pro forma      $     1.36   $     1.33   $    .29

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

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         1998            1996
                                    -------------   -------------
Weighted risk-free interest rate             5.80%           6.37%
Weighted expected life                    8 years         9 years
Weighted expected volatility                23.74%          17.33%
Weighted expected dividend yield    4.0% per year   5.0% per year

     No options were granted in 1997.

     No modifications have been made to the terms of the option agreements.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                 1998                       1997                   1996
                                        ----------------------------------------------------------------------------
                                                       Weighted                   Weighted                 Weighted
                                                       Average                     Average                 Average
                                                       Exercise                   Exercise                 Exercise
                                          Shares        Price          Shares       Price        Shares     Price
                                        ----------------------------------------------------------------------------
Outstanding at
 beginning of year                          75,435    $ 10.99         141,760     $ 10.34         62,590    $ 8.22
Granted                                     60,000      21.00               0           -         97,900     11.29
Exercised                                  (20,780)     10.78         (64,525)       9.58        (18,730)     8.24
Forfeited                                        -                     (1,800)     10.125              -
                                          --------                    -------                   --------
Outstanding at
 end of year                               114,655    $ 16.27          75,435     $ 10.99        141,760    $10.34
                                          ========                    =======                   ========

Options exercisable
 at year-end                               114,655                     75,435                    141,760
Weighted-average
 fair value of
 options granted
 during the year                          $   4.82                        N/A                   $   1.84

 The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                      Options Outstanding and Exercisable
          ----------------------------------------------------------

                                Number
                             Outstanding          Remaining
          Exercise Prices   as of 12/31/98     Contractual Life
          ---------------   ---------------    ----------------
                    $9.00      8,855             6 years
                   10.125     19,800             7 years
                    12.50     26,000             8 years
                    21.00     60,000             9 years
                             -------
                             114,655
                             -------

                  __________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  EMPLOYEE BENEFIT PLANS:

     Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

     The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                1998         1997
                                                             -----------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                     $1,636,696   $1,516,431
 Service cost                                                   148,182       91,465
 Interest cost                                                  124,942      112,553
 Actuarial loss                                                 253,262       93,031
 Benefits paid                                                 (180,946)    (176,784)
                                                             -----------------------
   Benefit obligation at end of year                          1,982,136    1,636,696
                                                             ------------------------

Change in plan assets:
 Plan assets at estimated fair value at beginning of year     1,852,640    1,636,404
 Actual return on plan assets                                   179,212      229,694
 Employer contribution                                          224,912      163,326
 Benefits paid                                                 (180,946)    (176,784)
                                                             -----------------------
   Fair value of plan assets at end of year                   2,075,818    1,852,640
                                                             -----------------------

Funded status                                                    93,682      215,944
Unrecognized net actuarial loss                                 424,948      239,357
Unrecognized prior service cost                                 (27,272)     (29,965)
                                                             -----------------------
   Prepaid benefit cost included in other assets             $  491,358   $  425,336
                                                             =======================

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4% for 1998, and 7% and 3% for 1997 and 1996, respectively. The weighted-average expected long-term rate of return on assets was 7% for 1998, 1997 and 1996.

     Components of net periodic benefit cost:

                                          1998        1997       1996
                                       ---------------------------------
Service cost                           $ 148,182   $  91,465   $ 84,057
Interest cost on benefit obligation      124,942     112,553    109,326
Expected return on assets               (135,624)   (115,361)   (97,664)
Amortization of prior service cost        (2,693)     (2,693)    (2,693)
Recognized net actuarial cost             24,083      25,485     29,224
                                       --------------------------------
  Net periodic benefit cost            $ 158,890   $ 111,449   $122,250
                                       ================================

     The amounts and types of securities of the Company included in plan assets as of December 31, 1998 and 1997 consist of 7,500 shares of New Hampshire Thrift Bancshares, Inc.

                  __________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  EMPLOYEE BENEFIT PLANS: (continued)

     Profit Sharing - Stock Ownership Plan - Lake Sunapee Bank, fsb, sponsors a Profit Sharing - Stock Ownership Plan. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

     For 1998, 1997 and 1996, participating employees' contributions totaled $170,048, $139,992 and $118,346, respectively. The Bank made a matching contribution of $10,000 for 1998, $14,000 for 1997 and $10,000 for 1996. A
participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

NOTE 13.  COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions. As of December 31, 1998, the Company had entered into commitments to fund loans totaling $12,235,700. The majority of these loans will have fixed rates.

     The following is a schedule, by interest rate, of loan commitments outstanding as of December 31:

                                                     1998             1997
                                                  ---------------------------
 5.00% - 5.99%                                    $   118,500      $        -
 6.00% - 6.99%                                      7,930,600       2,187,875
 7.00% - 7.99%                                      3,459,200       5,799,460
 8.00% - 8.99%                                        662,400         240,000
 9.00% - 9.99%                                              -          74,000
 10.00% - 10.99%                                       65,000          16,100
                                                  ---------------------------
                                                  $12,235,700      $8,317,435
                                                  ===========================

     As of December 31, 1998, the Company was obligated under non-cancelable operating leases for bank premises expiring between 1999 and 2007. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1998:

          1999                             $140,481
          2000                              103,656
          2001                               98,781
          2002                               98,781
          2003                               98,781
          Years thereafter                  262,784
                                           --------
           Total minimum lease payments    $803,264
                                           ========

     Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $141,456 and $96,481 for the years ended December 31, 1998 and 1997, respectively.

                  __________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  SHAREHOLDERS' EQUITY:

     Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 1998.

     Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

     Treasury stock - On July 15, 1993, the Company announced a buy back program whereby the Company intends to repurchase, on the open market, 10% of its currently outstanding common stock. As of December 31, 1998, 103,854 shares remained to be purchased from the 1993 buy back program.

     Treasury stock is recorded at cost, as purchased. Treasury stock sold is accounted for on a first-in, first-out basis.

     Special bad debts deduction - In prior years, Lake Sunapee Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 1998 includes approximately $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

                _____________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  EARNINGS PER SHARE (EPS)

     Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                              Income        Shares      Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                            -----------  -------------  ---------
Year ended December 31, 1998
 Basic EPS
  Net income and income available to common stockholders    $3,118,750      2,095,305       $1.49
  Effect of dilutive securities, options                                       26,128
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $3,118,750      2,121,433       $1.47
                                                            =========================

Year ended December 31, 1997
 Basic EPS
  Net income and income available to common stockholders    $2,770,932      2,037,706       $1.36
  Effect of dilutive securities, options                                       41,254
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $2,770,932      2,078,960       $1.33
                                                            =========================

Year ended December 31, 1996
 Basic EPS
  Net income and income available to common stockholders    $  610,711      1,694,410       $ .36
  Effect of dilutive securities, options                                       28,573
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversion                                               $  610,711      1,722,983       $ .35
                                                            =========================

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

     Management believes, as of December 31, 1998, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                             To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                                  Actual              Adequacy Purposes:     Action Provisions:
                                              ------------------      -------------------     ------------------
                                               Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               ------      -----      ------       -----      ------      -----
                                                                   (Dollar amounts in Thousands)
As of December 31, 1998:

 Total Capital (to Risk Weighted Assets)       $24,571      12.63%    $15,564         *8.0%    $19,455      10.0%

 Core Capital (to Adjusted Tangible Assets)     23,398       7.31      12,801         *4.0      16,002       5.0

 Tangible Capital (to Tangible Assets)          23,398       7.31       4,801         *1.5         N/A       N/A

 Tier 1 Capital (to Risk Weighted Assets)       23,398      12.03         N/A           N/A     11,673       6.0

As of December 31, 1997:
 Total Capital (to Risk Weighted Assets)        21,611      11.86      14,577         *8.0      18,222     *10.0

 Core Capital (to Adjusted Tangible Assets)     20,341       6.47      12,569          *4.0     15,711      *5.0

 Tangible Capital (to Tangible Assets)          20,341       6.47       4,713          *1.5        N/A       N/A


 Tier 1 Capital (to Risk Weighted Assets)       20,341      11.12         N/A           N/A     10,979     *16.0

*  Greater than and equal to

NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS:


     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows December 31:

                                                              1998
                                                   --------------------------  --------------------------
                                                     Carrying        Fair        Carrying        Fair
                                                      Amount         Value        Amount         Value
                                                   ------------  ------------  ------------  ------------
Financial assets:
 Cash and cash equivalents                         $ 16,284,558  $ 16,284,558  $ 13,306,626  $ 13,306,626
 Securities available-for-sale                       52,137,753    52,137,753    30,104,674    30,104,674
 Securities held-to-maturity                                  -             -        75,000        75,000
 Other investments                                    2,032,999     2,032,999     1,987,560     1,987,560
 Loans                                              232,321,171   235,730,000   255,223,525   256,938,000
 Loans held-for-sale                                  3,775,802     3,775,802       673,950       673,950
 Accrued interest receivable                          1,725,235     1,725,235     1,556,194     1,556,194

Financial liabilities:
 Regular savings, NOW, demand and
  money market deposits                             160,952,182   160,952,182   138,129,310   138,129,310
 Time deposits                                      121,096,974   121,492,000   133,097,650   133,535,000
 Other borrowed funds                                         -             -       300,000       300,000
 Securities sold under agreements to repurchase      11,849,116    11,849,116     8,393,192     8,393,192
 Advances from Federal Home Loan Bank                         -             -    10,246,318    10,237,000

     The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions.

                _____________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued)

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

NOTE 18.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS:

     The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. ("Parent Company") for the years ended December 31:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                             1998         1997
                                                          ------------------------
ASSETS
 Investment in subsidiary, Lake Sunapee Bank              $26,932,719  $24,128,876
 Advances to Lake Sunapee Bank                                848,778    1,434,249
                                                          ------------------------
  Total assets                                            $27,781,497  $25,563,125
                                                          ========================

OTHER LIABILITY                                           $     1,891  $         -

SHAREHOLDERS' EQUITY                                       27,779,606   25,563,125
                                                          ------------------------
  Total liabilities and shareholders' equity              $27,781,497  $25,563,125
                                                          ========================

            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                            1998         1997          1996
                                                                        --------------------------------------
Dividends from subsidiary                                               $  500,000   $3,000,000    $1,000,000
Operating expenses                                                          12,377        4,380        13,874
                                                                        -------------------------------------
Income before equity in earnings of subsidiary                             487,623    2,995,620       986,126
Equity in undistributed earnings (loss) of subsidiary                    2,631,127     (224,688)     (375,415)
                                                                        -------------------------------------

Net income                                                               3,118,750    2,770,932       610,711
Other comprehensive income, net of taxes
 Unrealized holding gains (losses) on available-for-sale securities,
  Lake Sunapee Bank                                                        172,716      209,497      (224,773)
                                                                        -------------------------------------
  Comprehensive income                                                  $3,291,466   $2,980,429    $  385,938
                                                                        =====================================

                _____________________________________________
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  Condensed parent company financial statements: (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        1998          1997         1996
                                                                     -------------------------------------
Cash flows from operating activities:
 Net income                                                          $ 3,118,750   $ 2,770,932   $ 610,711
 Increase in taxes payable                                                 1,891             -           -
 Equity in undistributed (earnings) loss of subsidiary                (2,631,127)      224,688     375,415
                                                                     -------------------------------------
  Net cash provided by operating activities                              489,514     2,995,620     986,126
                                                                     -------------------------------------

Cash flows from investing activities:
 Additional investment in subsidiary                                           -       (81,547)          -
 Net change in advances to subsidiary                                    643,535       (96,278)   (249,873)
                                                                     -------------------------------------
  Net cash provided by (used in) investing activities                    643,535      (177,825)   (249,873)
                                                                     -------------------------------------

Cash flows from financing activities:
 Proceeds from stock options exercised                                   197,941       699,553     154,295
 Dividends paid                                                       (1,257,015)     (987,032)   (847,066)
 Acquisition of Landmark Bank                                                  -    (2,275,000)          -
 Repurchase of treasury stock                                            (73,975)     (255,316)    (43,482)
                                                                     -------------------------------------
  Net cash used in financing activities                               (1,133,049)   (2,817,795)   (736,253)
                                                                     -------------------------------------

Cash, end of year                                                    $         -   $         -   $       -
                                                                     =========================== =========

     The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996, and therefore are not reprinted here.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                          SEC Commission Number 17859
                           For the fiscal year ended:
                               DECEMBER 31, 1998


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

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No _______
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

The issuer's revenues for its most recent fiscal year were $25,905,987

The aggregate market value of the voting stock held by non-affiliates of the registrant is between $32,016,752 and $31,016,229 based on a $16.00 average bid and a $15.50 average asked price, respectively, as of December 31, 1998.

Number of shares of Common Stock Outstanding as of February 9, 1999 were
2,104,285

Transitional Small Business Disclosure Format.    Yes _______     No   X
                                                                     -----

                      -------------------------------------
                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.


                                      INDEX

PART I
Item 1.      Business..............................................................................................   49
Item 2.      Properties............................................................................................   60
Item 3.      Legal Proceedings.....................................................................................   61
Item 4.      Submission of Matters to a Vote of Security Holders...................................................   61

PART II
Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters..............................   61
Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   61
Item 7.      Financial Statements and Supplementary Information Report of Independent Auditors.....................   61
             Consolidated Statements of Financial Condition........................................................   61
             Consolidated Statements of Income.....................................................................   61
             Consolidated Statements of Changes in Shareholders' Equity............................................   61
             Consolidated Statements of Cash Flows.................................................................   61
             Notes to Consolidated Financial Statements............................................................   61
Item 8.      Disagreements on Accounting and Financial Disclosure..................................................   62

PART III
Item 9.      Directors and Executive Officers of the Registrant....................................................   62
Item 10.     Executive Compensation................................................................................   62
Item 11.     Security Ownership of Certain Beneficial Owners and Management........................................   62
Item 12.     Certain Relationships and Related Transactions........................................................   62
Item 13.     Exhibits and Reports on Form 8-K Exhibits.............................................................   62
             Reports on Form 8-K...................................................................................   63

             Signatures............................................................................................   64

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

         Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $324 million as of December 31, 1998.

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

                               LENDING ACTIVITIES

         The Bank's loan portfolio totaled $239,116,440, including $3,775,802 of loans held for sale at December 31, 1998, representing approximately 75% of total assets. As of December 31, 1998, approximately 80% of the mortgage loan portfolio had adjustable rates. As of December 31, 1998, the Bank had sold $128,115,971 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

         COMMERCIAL LOANS. The Bank offers commercial loans in accordance with regulatory requirements. Under current regulation the bank is limited to 20% of total assets. The Bank currently has approximately 8.50% commercial loans.

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

         As of December 31, 1998, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

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

         LOANS TO BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 1998, the Bank's regulatory limit on loans to one borrower was approximately $4.2 million. At December 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $1,857,186, and the second largest borrower had an aggregate balance of $1,836,455. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift leader, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 1998, the Bank maintained 81.29% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift leader. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

         CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital to such adjusted total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's assets as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4% an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk and 2% multiplied by the estimated economic value o the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. For information pertaining to capital requirements, please see
Note 16 of the Financial Statements.

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

         ASSESSMENTS. Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During July 1998, the Bank paid the semiannual assessment of $40,959.

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

         Generally, a savings association is treated as "well capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 10.0%, its ratio of Tier I capital to risk weighted assets is at least 6.0%, its ratio of leverage (core) capital to adjusted total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specified capital level. A savings association will be treated as "adequately capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 8.0%, its ratio of Tier I capital to risk weighted assets is at least 4.0%, and its ratio of leverage (core) capital to adjusted total assets is at least 4.0%, (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institution rating system). A savings association that has a total risk based capital to risk-weighted assets of less than 8.0% or a leverage
(core) ratio of or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS: financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital to risk-weighted assets of less than 6.0% or a Tier 1 risk based capital ratio or a leverage (core) of less than 3.0% is considered to be "significantly undercapitalized". A savings association that has tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements.

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

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "1996 Act") was enacted into law, and it amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF-assessable deposits held as of March 31, 1995. The special assessment was paid on November 27, 1996. The special SAIF assessment was paid on November 27, 1996. The SAIF Special Assessment paid by the Bank amounted to $994,025. The impact on operations net of related tax effects; reduced reported earnings by approximately $350,000 for the year ended December 31, 1996.

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

         In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF-and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rate of assessments for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits beginning on January 1, 1997.

         The 1996 Act also provides for the merger of the BIF and SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate chargers for banks and thrift and to report the Secretary's conclusions and findings to the Congress.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 1998, of $1.9 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $122,911, $119,109, and $120,506 during the years ended December 31, 1998, 1997, and 1996, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

LIQUIDITY

         The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 1998 was 12.88% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

         In order to address the Year 2000 Issue and to minimize its potential adverse impact, management, in 1996, began the process to identify areas that will be affected by the Year 2000 Issue assess its potential; impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed.

         Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan has been working with external vendors to test and certify their systems as Year 2000 compliant. The Company's vendors have surveyed their programs to inventory the necessary changes and have upgraded and corrected the applicable computer programs and replaced equipment so that the Company's information systems were Year 2000 compliant prior to the end of 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium in order to comply with all applicable regulations.

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

         Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 1998, the tax amounted to $16,860.

         At December 31, 1998, LSB had a total of 113 full-time employees and 21 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

FEDERAL SECURITIES LAWS

         The Company's common stock is registered with the SEC under Section 12
(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2. PROPERTIES

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 1998:

                                     YEAR                     NET BOOK VALUE                 EXPIRATION            LEASE RENEWAL
LOCATION                            OPENED             LEASED               OWNED           DATE OF LEASE             OPTION
------------------------------------------------------------------------------------------------------------------------------------
Corporate Office
 9 Main Street
 Newport, NH                         1868                        $       1,430,731

Guild Office
 300 Sunapee Street
 Newport, NH                         1978                         $          99,741

Bradford Office
 115 East Main Street
 Bradford, NH                        1975                         $          74,672

Grantham Office
 165 Route 10 South
 Grantham, NH                        1980                         $         305,148.

Hanover Street Office
 106 Hanover Street
 Lebanon, NH                         1997                         $       2,101,621.

Lebanon Office
 200 Heater Road
 Lebanon, NH                         1986                         $         569,859

New London Office
 24 Newport Road
 New London, NH                      1981                         $         394,329

Sunapee Office
 565 Route 11
 Sunapee, NH                         1965                         $          82,938

Andover Office /(1)/
 720 Main Street
 Andover, NH                         1987        $      32,571

Centerra Office /(1)/
 12 Centerra Pkwy.
 Lebanon, NH                         1997        $     188,949                                2007                  5 Years

Hillsboro Office /(1)/
 15 Antrim Road
 Hillsboro, NH                       1994        $      17,123                                2000                  4 Years

West Lebanon Office /(1)/
 83 Main Street
 West Lebanon, NH                    1994        $     123,171                                1999                 15 Years

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

                   PERIOD                                           HIGH          LOW
                   -----------------------------------------------------------------------
1998               First Quarter                                $   20 1/2     $  17
                   Second Quarter                                   22            17 1/2
                   Third Quarter                                    18 3/4        12 7/8
                   Fourth Quarter                                   19            12

1997               First Quarter                                $   12 3/4     $  11 3/4
                   Second Quarter                                   15 1/2        11 3/4
                   Third Quarter                                    21 1/4        15 3/8
                   Fourth Quarter                                   22 3/4        18 1/4

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 1998, New Hampshire Thrift Bancshares, Inc. had approximately 740 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                                    1998         1997
                                                                ------------------------
First Quarter                                                   $     .15     $    .125
Second Quarter                                                        .15          .125
Third Quarter                                                         .15          .125
Fourth Quarter                                                        .15          .125

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

The information called for by this item is contained on pages 7 through 19 of this document.

ITEM 7. FINANCIAL STATEMENTS

The report of independent accountants and the financial information called for by this item are contained on pages 20 through 46 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 8, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

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

__________
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.
By:  /s/ John J. Kiernan               Chairman of the Board      March 11, 1999
     -------------------
     (John J. Kiernan)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                              Title                                          Date
     /s/ John J. Kiernan               Chairman of the Board                          March 11, 1999
     -------------------
     (John J. Kiernan)

     /s/ Stephen W. Ensign             Vice Chairman of the Board,                    March 11, 1999
     ---------------------
     (Stephen W. Ensign)               President and Chief Executive Officer

     /s/ Stephen R. Theroux            Director, Executive Vice President             March 11, 1999
     ----------------------
     (Stephen R. Theroux)              and Chief Operating Officer

     /s/ Leonard R. Cashman            Director                                       March 11, 1999
     ----------------------
     (Leonard R. Cashman)

     /s/ Ralph B. Fifield, Jr.         Director                                       March 11, 1999
     -------------------------
     (Ralph B. Fifield, Jr.)

     /s/ John A. Kelley, Jr.           Director                                       March 11, 1999
     -----------------------
     (John A. Kelley, Jr.)

     /s/ Peter R. Lovely               Director                                       March 11, 1999
     -------------------
     (Peter R. Lovely)

     /s/ Dennis A. Morrow              Director                                       March 11, 1999
     --------------------
     (Dennis A. Morrow)

     /s/ Jack H. Nelson                Director                                       March 11, 1999
     ------------------
     (Jack H. Nelson)

     /s/ Priscilla W. Ohler            Director                                       March 11, 1999
     ----------------------
     (Priscilla W. Ohler)

     /s/ Kenneth D. Weed               Director                                       March 11, 1999
     -------------------
     (Kenneth D. Weed)

     /s/ Joseph B. Willey              Director                                       March 11, 1999
     --------------------
     (Joseph B. Willey)

     /s/ Daryl J. Cady                 Senior Vice President and                      March 11, 1999
     -----------------
     (Daryl J. Cady)                   Chief Financial Officer
                                       (Principal Accounting Officer)

    ---------------------------------------------------------------------------------------
    NEW HAMPSHIRE THRIFT BANCSHARES, INC.

    DIRECTORS                                   OFFICERS
    ---------                                   --------
    John J. Kiernan, Chairman                   John J. Kiernan                             Daryl J. Cady, CPA
    Stephen W. Ensign, Vice Chairman            Chairman of the Board                       Senior Vice President and
    Stephen R. Theroux                                                                      Chief Financial Officer
    Leonard R. Cashman                          Stephen W. Ensign
    Ralph B. Fifield, Jr.                       Vice Chairman of the Board,                 Linda L. Oldham
    John A. Kelley, Jr.                         President and Chief Executive               Senior Vice President and
    Peter R. Lovely                             Officer                                     Secretary
    Dennis A. Morrow
    Jack H. Nelson                              Stephen R. Theroux                          Sandra M. Blackington
    Priscilla W. Ohler                          Executive Vice President and                Assistant Secretary
    Kenneth D. Weed                             Chief Operating Officer
    Joseph B. Willey

    ----------------------------------------------------------------------------------------
    LAKE SUNAPEE BANK, FSB

    DIRECTORS
    ---------
    John J. Kiernan, Chairman                   Robert C. O'Brien                           Erik C. Cinquemani
    Stephen W. Ensign, Vice Chairman            Loan Origination                            Commercial Lending
    Stephen R. Theroux
    Leonard R. Cashman                          Linda L. Oldham                             Frances E. Clow
    Ralph B. Fifield, Jr.                       Shareholder Relations                       Human Resources
    John E. Johannessen
    John A. Kelley, Jr.                         VICE PRESIDENTS                             Stephen B. Ellis
                                                ---------------
    Peter R. Lovely                             Douglas S. Baxter                           Loan Origination
    Dennis A. Morrow                            Marketing
    Jack H. Nelson                                                                          Gail A. Fraser
    Priscilla W. Ohler                          Colin S. Campbell                           Deposit Operations
    Kenneth D. Weed                             Loan Origination
    Joseph B. Willey                                                                        Ann M. Howard
                                                H. Bliss Dayton                             Retail Manager
    EXECUTIVE OFFICERS                          Compliance and Internal Audit
    ------------------
    John J. Kiernan                                                                         Peter N. Jennings
    Chairman of the Board                       Dana C. Favor                               Loan Origination
                                                Loan Review
    Stephen W. Ensign                                                                       Sandra J. Luckury
    Vice Chairman of the Board,                 Scott W. Laughinghouse                      Information Technology
    President and Chief Executive               Commercial Lending
    Officer                                                                                 Arthur W. Phillips
                                                William J. McIver                           Loan Review
    Stephen R. Theroux                          Commercial Lending
    Executive Vice President and                                                            Francetta Raymond
    Chief Operating Officer                     Theodore M. Thompson                        Loan Operations
                                                Commercial Lending
    Sandra M. Blackington                                                                   Louis A. Shelzi, Jr.
    Assistant Secretary                         Scott B. Walters                            Commercial Lending
                                                Commercial Lending
    SENIOR VICE PRESIDENTS                                                                  Terri G. Spanos
    ----------------------
    Daryl J. Cady, CPA                          Sharon L. Whitaker                          Retail Manager
    Chief Financial Officer                     Mortgage Lending

    W. Grant MacEwan                            ASSISTANT VICE PRESIDENTS
                                                -------------------------
    Commercial Lending                          Richard G. Biron
                                                Retail Manager

------------------------------------------------------------------  ----------------------------------------------------------------

BOARD OF ADVISORS                                                   SHAREHOLDER INFORMATION
Philip D. Allen/(1)/              Victor W. Laro                    CORPORATE HEADQUARTERS
Prunella O. Anastos               Paul J. Linehan                   New Hampshire Thrift Bancshares, Inc.
Benjamin K. Barton                Robert MacNeil                    9 Main Street
Kenneth O. Barton                 Elizabeth W. Maiola               PO Box 9
George O. Binzel                  Raymond A. Manning                Newport, NH  03773-0009
William A. Bittinger              John J. Marcotte                  Tel:                                             1-603-863-0886
Paul R. Boucher                   Jerry N. Mathis                   Fax:                                             1-603-863-9571
James F. Briggs                   Thomas F. McCormick
Robert S. Burgess                 J. David McCrillis                TRANSFER AGENT
Walton W. Chadwick                John C. McCrillis                 ChaseMellon Shareholder Services, L.L.C.
Earle W. Chandler                 Paul Olsen                        Overpeck Centre
F. Read Clarke                    Daniel P. O'Neill                 85 Challenger Road
Jacqueline C. Cote                Betty H. Ramspott                 Ridgefield Park, NJ  07660
Robert J. Cricenti                David N. Reney                    Tel: Domestic Holders                            1-800-851-9677
Richard F. Curtis                 Everett R. Reney                  Tel: Foreign Holders                             1-201-329-8660
Ernest G. Dennis, Jr.             Genelle M. Richards               Tel: Hearing Impaired                            1-800-231-5469
William J. Faccone, Sr.           J. Barrie Sellers                 Website: www.chasemellon.com
Gordon B. Flint, Sr.              Edwin G. Sielewicz
John W. Flynn, Jr.                Fredric M. Smith                  INDEPENDENT AUDITORS
John W. Flynn, Sr.                Herbert N. Smith                  Shatswell, MacLeod & Company, P.C.
Sam N. Hale                       Fred F. Stockwell                 83 Pine Street
Sheffield J. Halsey               Earl F. Strout                    West Peabody, MA  01960-3635
Louise K. Hastings                James R. Therrien
Douglas J. Homan                  Janis H. Wallace
                                                                    ----------------------------------------------------------------

Rita M. Hurd                      James P. Wheeler                  INFORMATION ON COMMON STOCK
Lisa S. Hustis                    Bradford C. White
Alf E. Jacobson                   John W. Wiggins, Sr.              The common stock is traded over-the-counter and
Robert B. Jennings                Peter Wittman                     quoted on the NASDAQ National Market System
Michael D. Johnson                Thomas B. Woodger                 under the symbol NHTB.  There were approximately
Edward T. Kerrigan                Michael J. Work                   740 shareholders of record on December 31, 1998.
John J. Kiernan, Jr.              (1)Honorary
                                                                    The following table sets forth the Company's high And low prices for the common stock as reported by NASDAQ for the periods indicated:

                                                                    1998                               HIGH           LOW
                                                                    ----------------------------------------------------------------

                                                                    First Quarter                    $ 20 1/2       $ 17
                                                                    Second Quarter                     22             17 1/2
                                                                    Third Quarter                      18 3/4         12 7/8
                                                                    Fourth Quarter                     19             12

           This Annual Report has been written by the Bank's staff.