Form 10-Q
period 1999-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1999-05-14
CIK 846931

Part I. Item I. NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                                     March 31,             December 31,
                                                                                        1999                   1998
                                                                                  ---------------        ---------------
ASSETS
Cash and due from banks                                                           $     6,369,784        $     8,701,558
Federal funds sold                                                                             -               7,583,000
                                                                                  ---------------        ---------------
  Cash and cash equivalents                                                             6,369,784             16,284,558
Securities available for sale                                                          51,266,027             52,137,753
Other investments                                                                       2,032,999              2,032,999
Loans held for sale                                                                            -               3,775,802
Loans receivable, net                                                                 240,618,954            232,321,171
Accrued interest receivable                                                             1,946,539              1,725,235
Bank premises and equipment, net                                                        8,327,446              8,416,182
Investments in real estate                                                                527,922                531,729
Real estate owned and property acquired in settlement of loans                            687,403                670,153
Goodwill                                                                                3,151,239              3,213,028
Other assets                                                                            2,649,658              2,299,159
                                                                                  ---------------        ---------------

       Total assets                                                               $   317,577,971        $   323,407,769
                                                                                  ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                          $    14,318,913        $    16,521,820
Savings and interest-bearing checking accounts                                        143,535,766            144,430,362
Time deposits                                                                         117,587,036            121,096,974
                                                                                  ---------------        ---------------
  Total deposits                                                                      275,441,715            282,049,156
Other borrowed funds                                                                      848,000                     -
Securities sold under agreements to repurchase                                          7,085,092             11,849,116
Advances from Federal Home Loan Bank                                                    3,000,000                     -
Accrued expenses and other liabilities                                                  3,599,513              1,729,891
                                                                                  ---------------        ---------------

       Total liabilities                                                              289,974,320            295,628,163
                                                                                  ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                                           -                      -
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,104,285 shares outstanding at
  March 31, 1999 and December 31, 1998                                                     24,798                 24,798
Paid-in capital                                                                        17,874,567             17,874,567
Retained earnings                                                                      12,456,705             12,082,784
Net unrealized gain (loss) on securities available for sale                              (294,842)               255,034
                                                                                  ---------------        ---------------
                                                                                       30,061,228             30,237,183
Treasury stock, at cost, 375,573 shares as of March 31, 1999
  and December 31, 1998                                                                (2,457,577)            (2,457,577)
                                                                                  ---------------        ---------------

       Total shareholders' equity                                                      27,603,651             27,779,606
                                                                                  ---------------        ---------------

       Total liabilities and shareholders' equity                                 $   317,577,971        $   323,407,769
                                                                                  ===============        ===============


             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)



                                                                              March 31,               March 31,
                                                                                 1999                    1998
                                                                           -----------------       -----------------
Interest income
  Interest on loans                                                         $  4,614,301            $  5,227,961
  Interest and dividends on investments                                          918,967                 586,362
                                                                            ------------            ------------
     Total interest income                                                     5,533,268               5,814,323
                                                                            ------------            ------------

Interest expense
  Interest on deposits                                                         2,630,363               2,916,693
  Interest on advances and other borrowed money                                   53,994                 145,659
                                                                            ------------            ------------
     Total interest expense                                                    2,684,357               3,062,352
                                                                            ------------            ------------

  Net interest income                                                          2,848,911               2,751,971

Provision for loan losses                                                         30,000                  14,520
                                                                            ------------            ------------

  Net interest income after provision for loan losses                          2,818,911               2,737,451
                                                                            ------------            ------------

Other income
  Loan origination and customer service fees                                     407,051                 273,059
  Net gain on sale of securities                                                  45,409                   2,066
  Gain on sale of property acquired in settlement of loan                             23                       -
  Net gain (loss) on sale of loans                                                40,229                  (7,644)
  Net gain on sale of bank property and equipment                                      -                   6,762
  Rental income                                                                   85,512                  79,360
  Brokerage service income                                                        35,405                  37,219
                                                                            ------------            ------------
     Total other income                                                          613,629                 390,822
                                                                            ------------            ------------

Other expenses
  Salaries and employee benefits                                               1,201,526                 928,042
  Occupancy expenses                                                             469,879                 414,922
  Advertising and promotion                                                       83,083                  75,622
  Depositors' insurance                                                           35,327                  35,506
  Outside services                                                               125,277                 139,170
  Amortization of goodwill                                                        61,789                  61,789
  Other expenses                                                                 426,003                 435,396
                                                                            ------------            ------------
     Total other expenses                                                      2,402,884               2,090,447
                                                                            ------------            ------------

Income before provision for income taxes                                       1,029,656               1,037,826

Provision for income taxes                                                       319,048                 335,000
                                                                            ------------            ------------

Net income                                                                  $    710,608            $    702,826
                                                                            ============            ============

Comprehensive net income                                                    $    152,734            $    662,429
                                                                            ============            ============

Earnings per common share, basic                                            $        .34            $        .34
                                                                            ============            ============

Earnings per common share, assuming dilution                                $        .34            $        .33
                                                                            ============            ============

Dividends declared per common share                                         $        .16            $        .15
                                                                            ============            ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended March 31,
                          1999 and 1998 (Unaudited )


                                                                                      March 31,        March 31,
                                                                                         1999            1998
                                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $      710,608    $      702,826
  Depreciation and amortization                                                          180,967           151,270
  Amortization of goodwill                                                                61,789            61,789
  Loans originated for sale                                                          (13,245,698)      (13,074,642)
  Proceeds from sale of loans                                                         13,285,927        13,066,998
  (Gain) loss from sale of loans                                                         (40,229)            7,644
  Gain from sale of debt securities available for sale                                   (45,409)           (2,066)
  Gain from sale of bank premises and equipment                                               -             (6,762)
  Provision for loan losses and other real estate owned losses                            30,000            14,520
  Gain on sale of property acquired in settlement of loan                                    (23)               -
  (Increase) decrease in accrued interest and other assets                              (766,453)          252,585
  Decrease in deferred loan fees                                                        (118,624)           (9,693)
  Increase in accrued expenses and other liabilities                                   2,215,599           984,631
                                                                                  --------------    ---------------
            Net cash provided by operating activities                                  2,268,454         2,149,100
                                                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (96,420)         (190,771)
  Proceeds from sale of bank premises and equipment                                        7,995             9,145
  Proceeds from sale of debt securities available for sale                             7,017,524         6,009,649
  Purchase of securities available for sale                                           (7,017,816)       (9,421,750)
  Purchase of Federal Home Loan Bank stock                                                    -            (77,000)
  Maturities of securities available for sale                                                 -            560,000
  Net (increase) decrease in loans to customers                                       (4,217,133)        4,736,593
  (Increase) decrease in real estate owned                                               (17,227)           84,762
                                                                                  ---------------   ---------------
            Net cash provided by (used in) investing activities                       (4,323,077)        1,710,628
                                                                                  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                 (6,607,441)        1,080,011
  Net increase (decrease) in repurchase agreements                                    (4,764,024)          530,852
  Increase (decrease) in advances from Federal Home Loan Bank
    and other borrowings                                                               3,848,000          (369,160)
  Dividends paid                                                                        (336,686)         (313,283)
  Proceeds from exercise of stock options                                                     -             27,340
                                                                                  ---------------   ---------------
            Net cash provided by (used in) financing activities                       (7,860,151)          955,760
                                                                                  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (9,914,774)        4,815,488
CASH AND CASH EQUIVALENTS, beginning of period                                        16,284,558        13,306,626
                                                                                  ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                          $    6,369,784    $   18,122,114
                                                                                  ---------------   ---------------


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND
                  SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH
                    FLOWS -(continued) For the Three Months
                  Ended March 31, 1999 and 1998 (Unaudited )

                                                                                       March 31,             March 31,
                                                                                         1999                  1998
                                                                                   -----------------     -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                 $        2,646,650    $        2,918,840
    Interest on advances and other borrowed money                                            46,542               146,372
                                                                                   -----------------     -----------------
            Total interest paid                                                  $        2,693,192    $        3,065,212
                                                                                   -----------------     -----------------
    Income taxes, net                                                            $              400    $              400
                                                                                   -----------------     -----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure              $           17,250     $          60,000
                                                                                   -----------------     -----------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1999 and December 31, 1998


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note B - Accounting Policies
----------------------------

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 1998.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiary, Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Subsequent Event
-------------------------

     On April 12, 1999, Lake Sunapee Bank, fsb signed a definitive agreement to acquire three branch offices of New London Trust, New London, NH. Under the terms of the agreement, Lake Sunapee Bank, fsb will acquire the Main Office of New London Trust, as well as, the Andover and Newbury branches.

     The transaction, which is subject to regulatory approval, is expected to close during the fourth quarter of this year. This transaction will include approximately $103 million in deposits and $88 million in loans. It is anticipated that this in-market acquisition will increase Company assets to over $440 million and be accretive to shareholders beginning in the year 2000.

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

  The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 1999, the Company had $1,005,247 available, which it plans to use to continue its annual dividend payout of $0.64 per share.

Year 2000

  Many companies continue to undertake projects to address the Year 2000 (Y2K). Companies have determined potential costs and uncertainties based on a number of factors, including its software and hardware and the nature of its business. Companies must also coordinate with other entities with which they do business. Lake Sunapee Bank, through its technology committee and an outside consultant, implemented many hardware and software changes during 1998, in an effort to become Y2K compliant. During 1998, the Bank installed a new data processing mainframe computer, upgraded its mainframe software, and installed a new proof of deposit and check imaging system. All of these Y2K compliant systems were in operation throughout most of 1998.

  Y2K testing has been on going and will continue throughout 1999. Based on a review of internal practices and communications with third party processors, the Bank does not expect to encounter significant difficulties in connection with the transition to the Year 2000. The status of the Bank's `Year 2000 Action Plan' is reported to its Board of Directors monthly. A $50,000 annual provision has been established to cover Y2K related expenses. In conjunction with the `Action Plan', the Bank has developed a `Business Continuity Plan'. This Plan is designed to allow the Bank to operate should a system it relies on fail. As part of the `Business Continuity Plan', the Bank has purchased power generators and designed a manual accounting system. It is unlikely the Bank will need to utilize these systems, but nevertheless, they are developed and being tested. The Bank is subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). During 1998, the Bank had both its Phase I and Phase II examinations. The Bank expects its final Phase III exam within the next few weeks.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Monitoring and managing the Year 2000 project has and will likely continue to result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date.

Financial Condition

  During the first three months of 1999, total assets decreased by $5,829,798, or 1.80% from $323,407,769 to $317,577,971. Cash and cash equivalents were used to fund a $4.3 million increase in net portfolio loans and to cover seasonal deposit outflows of $6.6 million resulting in a reduction in cash and cash equivalents of approximately $9.9 million during the first three months of 1999.

  Total gross loans increased $4,435,418 from $239,116,440 to $243,551,858, or
1.85%. During the first quarter of 1999, the Bank originated a record $35.6 million in loans, had pay-offs of approximately $17.6 million, normal amortization of approximately $3.5 million and loans sold of approximately $13.2 million. Due to continued favorable fixed interest rates, many of the Bank's variable rate loan customers refinanced into fixed rate products. The Bank sold much of the fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At March 31, 1999, the Bank had $137,619,734 in its servicing portfolio. The Bank expects to exceed $185 million in serviced loans by the end of 1999. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 1999, adjustable rate mortgages comprised approximately 80% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  As of March 31, 1999, total investment securities increased slightly by $24,128, or .04% from $53,755,251 to $53,779,379 (at amortized cost). During the first three months of 1999, the Bank purchased approximately $7.0 million of investment securities to offset the calls and sales of securities that occurred during that same time. The Bank continues to use proceeds from sold loans and paid loans to purchase investment securities in order to increase yields, thereby mitigating the reduction in the Bank's interest rate spread that might otherwise occur. The Bank's net unrealized gain was $415,501 at December 31, 1998 compared to a net unrealized loss of $480,353 at March 31, 1999. This change of $895,854 reflects the rise in interest rates during the first quarter and the corresponding decrease in investment security market values.

  Real estate owned and property acquired in settlement of loans increased by $17,250, or 2.57% to $687,403. This total reflects $315,153 in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. There were no sales of real estate property owned, during the first three months of 1999.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Deposits decreased by $6,607,441, or 2.34% to $275,441,715 from $282,049,156 at year-end. Non-interest bearing checking accounts decreased 13.33% as many business customers settled seasonal transactions. Savings and interest-bearing checking accounts decreased slightly by .62%. Certificates of deposit decreased 2.90% as many higher balance customers sought investment alternatives.

  Securities sold under agreement to repurchase decreased by $4,764,024, to $7,085,092 from $11,849,116. As mentioned above, many business customers settled seasonal transactions during the first quarter of 1999. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

  Overnight and long-term advances from the Federal Home Loan Bank (FHLB) increased to $3,848,000 from zero at year-end. During the first three months of 1999, the Bank funded a net $4.2 million increase in loans and an $11.4 million decrease in deposits and repurchase agreements using approximately $9.9 million in cash and cash equivalents and $3.8 million from FHLB advances.

  Accrued expenses and other liabilities increased $1,869,622, to $3,599,513 from $1,729,891. The majority of the increase was attributable to a $1 million payable recorded for an investment security trade booked at the end of March that settled in April.

Liquidity and Capital Resources

  The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At March 31, 1999, the Bank's ratio of 9.61% exceeded regulatory requirements for long-term liquidity.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 1999, the Bank had approximately $92,000,000 in additional borrowing capacity from the FHLB.

  At March 31, 1999, the Company's shareholders' equity totaled $27,603,651, or 8.69% of total assets, compared to $27,779,606, or 8.59% of total assets at year-end 1998. The decrease of $175,955 reflects net income of $710,608, the payment of $336,686 in common stock dividends and the change of $549,877 in the net unrealized holding gain (loss) on securities classified as available-for-sale. This change reflects the rise in interest rates during the first three months of 1999 and the corresponding decrease in investment security market values during the same period.

  For the three months ended March 31, 1999, net cash provided by operating activities was $2,268,454, versus $2,149,100 for the same period in 1998. A net change in other assets and other liabilities accounted for the majority of the change as accrued interest, other assets, accrued expenses and other liabilities increased. A security purchased and booked as a payable at the end of the first quarter was settled in April.

  Net cash flows used in investing activities amounted to $4,323,077 for the three months ended March 31, 1999, compared to net cash flows provided by investing activities of $1,710,628 for the same period in 1998, a change of approximately $6 million. A net increase in loans to customers used cash flows of $4,217,133 compared to a decrease in loans that provided cash flows of $4,736,593 for the same period in 1998. During the first three months of 1999, purchases of investment securities were approximately $7.0 million and sales and calls of investment securities were also $7.0 million. Investment security activity during the first quarter of 1998 used net cash flows of approximately $3.4 million.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  At March 31, 1999, net cash flows used in financing activities was $7,860,151 compared to net cash provided by financing activities of $955,760 for the same period in 1998, a change of approximately $8.8 million. A decrease in deposits and repurchase agreements of $11,371,465 was partially offset by an increase in advances from the FHLB and other borrowings of $3,848,000. During the same time period in 1998, deposits and repurchase agreements increased $1,610,863 while FHLB advances decreased $369,160.

  The Bank expects to be able to fund loan demand and other investing during 1999 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

  Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 1999, the Bank's ratios were 7.32%, 7.32%, and 12.32%, respectively, well in excess of the regulators' requirements.

  Book value per share was $13.12 at March 31, 1999, versus $12.41 per share at March 31, 1998. The increase in paid-in capital and retained earnings provided the increase in book value per share.

Interest Rate Sensitivity

  The principal objective of the Bank's interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank's business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Directors' approved guidelines. The Bank's Board of Directors has established an Asset/Liability Committee (ALCO) to review its asset/liability policies and interest rate position monthly. Trends and interest rate positions are reported to the Board of Directors quarterly.

  Gap analysis is used to examine the extent to which assets and liabilities are "rate sensitive". An asset or liability is said to be interest rate sensitive within a specific time-period if it will mature or reprice within that time.
The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

  The Bank's one-year gap at March 31, 1999, was 6.42%, compared to the December 31, 1998 gap of 6.78%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

  The Bank's gap, of approximately negative six percent at March 31, 1999, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank's net portfolio value (NPV) over a range of interest rate scenarios. The OTS produces the data quarterly using its own model and data submitted by the Bank.

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


The following table sets forth the Bank's NPV as of December 31, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

     Change                                  Net Portfolio Value                                NPV as % of PV Assets
    in Rates                     $ Amount         $ Change           % Change                NPV Ratio           Change
----------------              ---------------------------------------------------      -------------------------------------

+400 bp            ..........        18,272             -17,343             -  49%                   5.81%          - 489 bp
+300 bp            ..........        23,397             -12,218             -  34%                   7.32%          - 339 bp
+200 bp            ..........        28,105             - 7,511             -  21%                   8.66%          - 205 bp
+100 bp            ..........        32,240             - 3,375             -   9%                   9.80%          -  91 bp
   0 bp            ..........        35,615                  --                --                   10.70%                --
-100 bp            ..........        38,660               3,045              +  9%                  11.50%          +  79 bp
-200 bp            ..........        42,441               6,826              + 19%                  12.46%          + 175 bp
-300 bp            ..........        48,474              12,859              + 36%                  13.96%          + 325 bp
-400 bp            ..........        56,124              20,508              + 58%                  15.78%          + 508 bp

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

  Additionally, the Bank's commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal audit and compliance program. Results of the audit and compliance programs are reported directly to the Audit Committee of the Bank's Board of Directors.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The allowance for loan losses at March 31, 1999 was $3,149,129, compared to $3,117,068 at year-end 1998. As of March 31, 1999, the allowance included $2,763,435 in general reserves compared to $2,731,484 at year-end 1998. The total allowance represented 1.29% of total loans at March 31, 1999 versus 1.30% at year-end 1998. The allowance for loan losses as a percentage of non-performing assets was 103.69% at March 31, 1999, compared to 115.82% at December 31, 1998. During the first three months of 1999, the Bank had net charge-offs of $117 compared to $34,833 for the same period in 1998.

  Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 1999, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

  Total classified loans, excluding special mention, as of March 31, 1999 were $5,198,223 compared to $5,356,046 at December 31, 1998. At March 31, 1999, loans classified as 90 days delinquent were $1,290,849 compared to $170,999 at
December 31, 1998.   At March 31, 1999, non-earning assets were $1,058,999
compared to $1,850,214 at year-end 1998. Total non-performing assets amounted to $3,037,251 and $2,691,366, for March 31, 1999 and December 31, 1998,
respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                                       March 31,                     December 31,
                                                         1999                           1998
                                              -------------------------      -------------------------

90 day delinquent loans  /1/                    $        1,291     0.41%          $       171     0.05%
Non-earning assets /2/                                   1,059     0.33%                1,850     0.57%
Other real estate owned                                    687     0.22%                  670     0.21%
                                              -------------------------      -------------------------
Total non-performing assets                     $        3,037     0.96%          $     2,691     0.83%
                                              -------------------------      -------------------------
Troubled debt restructured                      $            -        -           $       114     0.04%
                                              =========================      =========================

/1/  All loans 90 days or more delinquent are placed on a non-accruing status.

/2/ Loans considered to be uncollectible, pending foreclosure, impaired, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                                       March 31,                       December 31,
                                                         1999                             1998
                                              --------------------------      --------------------------
Real estate loans -

  Conventional                                     $     1,485        79%          $     1,473        79%
  Construction                                             125         1%                  123         2%
Collateral and Consumer                                     76        12%                   68        11%
Commercial and Municipal                                 1,011         8%                1,007         8%
Other loans                                                 66         -                    60         -
Impaired Loans                                             386         -                   386         -
                                              --------------------------      -------------------------
Valuation allowance                                $     3,149       100%          $     3,117       100%
                                              ==========================      ==========================
Total valuation allowance as a
  percentage of total loans                               1.29%                           1.30%
                                              ================                ================

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

  Net income for the three months ended March 31, 1999, was $710,608, or $0.34 per common share (assuming dilution) compared to $702,826, or $0.33 per common share (assuming dilution) for the same period in 1998.

     Net interest income increased $96,940, or 3.52%, from $2,751,971 for the first three months of 1998 to $2,848,911 for the first three months of 1999. The increase was due primarily to a decrease in the cost of deposits and a decrease in the average outstanding balance of FHLB advances.

  Total interest income for the quarter ended March 31, 1999 decreased by $281,055, or 4.83%, to $5,533,268 from $5,814,323 for the same period in 1998.
For the three months ended March 31, 1999, interest on loans decreased $613,660, or 11.74% to $4,614,301 from $5,227,961 for the same period in 1998. Total loans held in portfolio decreased from $250,582,342 at March 31, 1998 to $243,551,858 at March 31, 1999. The decrease in loan interest income was primarily attributable to lower yields on loans and a decrease in loans held in portfolio. As customers refinanced from variable rate into fixed rate loans, the Bank sold the loans into the secondary market in order to reduce interest rate risk. Fee income associated with the sales is recorded in other income. Somewhat offsetting the decrease in interest on loans, was a $332,605 increase in interest and dividends on investments. As mentioned above, proceeds from sold loans may be used to purchase investment securities. Total investment securities, including federal funds, increased $6,076,436 from $47,222,590 at March 31, 1998 to $53,299,026 for the same period in 1999.

  For the three months ended March 31, 1999, total interest expense decreased $377,995, or 12.34%. The decrease was a result of lower interest expense associated with deposits and FHLB advances. Higher balances in transaction-type accounts and lower balances in certificates of deposit accounts reduced the Bank's cost of deposits to 3.81% at March 31, 1999 from 4.27% for the same period in 1998. At March 31, 1999, advances from FHLB and other borrowed funds totaled $3,848,000 compared to $10,177,158 for the same period in 1998. During the same period, the Bank's cost of advances fell to 4.05% from 4.33%.

     Due to lower loan portfolio balances combined with management's assessment that reserve levels are adequate, the provision for loan losses remained consistent with 1998 levels. As of March 31, 1999, the net provision for loan losses totaled $30,000 compared to $14,520 for the same period in 1998. The total allowance represented 1.29% of total loans at March 31, 1999 versus 1.20% for the same period in 1998.

  For the quarter ended March 31, 1999, total other income increased by $222,807, or 57.01% from $390,822 in 1998 to $613,629 for the same period in
1999. The change was primarily a result of a $133,992, or 49.07% increase in loan origination and customer service fees. In addition, net gains on the sale of loans accounted for $47,873 of the increase. As mentioned above, the Bank originated a record $35.6 million of loans during the first quarter compared to $26.9 for the same period in 1998 and sold $13.1 million.

  Total operating expenses increased $312,437, or 14.95% for the three months ended March 31, 1999. Additional staffing and occupancy costs were realized as the Bank managed its increased loan volume through increased staffing and outsourcing. The Bank also recorded additional depreciation expense associated with system upgrades done throughout 1998.

                      SHATSWELL, MacLEOD & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                                83 PINE STREET
                    WEST PEABODY, MASSACHUSETTS 01960-3635
                            TELEPHONE (978)535-0206
                            FACSIMILE (978)535-9908





The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                        Independent Accountants' Report
                        -------------------------------

We have reviewed the accompanying consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiary as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


                              /s/ Shatswell, MacLeod & Company, P.C.
                              SHATSWELL, MACLEOD & COMPANY, P.C.

May 12, 1999

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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------
         At the Annual Meeting of Shareholders held on April 8, 1999, the following was voted:

         Directors of New Hampshire Thrift Bancshares, Inc. were re-elected for terms of three years, each expiring at the Annual Meeting 2002.

                                                  For           Withheld
------------------------------------------------------------------------
         Leonard R. Cashman                    1,680,822          30,776
         Stephen W. Ensign                     1,680,758          30,840
         Dennis A. Morrow                      1,680,322          31,276
         Kenneth D. Weed                       1,679,422          32,176

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors was ratified.

                                                  For           Against         Withheld
----------------------------------------------------------------------------------------
                                                1,687,251        7,310           10,912

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         A.) Exhibits:

             Exhibit 10.8  Stock Purchase Agreement dated April 12, 1999

             Exhibit 10.9  Purchase and Assumption Agreement dated April 12,
                           1999
             Exhibit 10.10 Asset and Liability Allocation Agreement dated
                           April 12, 1999

             Exhibit 27    Financial Data Schedules (EDGAR filing only)

         B.) Reports on Form 8-K:

         A report on Form 8-K was filed on April 27, 1999, reporting the signing of an agreement for Lake Sunapee Bank to acquire three branch offices of New London Trust Company.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               -------------------------------------
                                           (Registrant)



Date: May 14, 1999              /s/ Stephen W. Ensign
     --------------------      -------------------------------------------
                               Stephen W. Ensign
                               Vice Chairman of the Board, President
                               and Chief Executive Officer


Date: May 14, 1999             /s/ Stephen R. Theroux
     --------------------      -------------------------------------------
                               Stephen R. Theroux
                               Executive Vice President and
                               Chief Operating Officer


Date: May 14, 1999             /s/ Daryl J. Cady
     --------------------      -------------------------------------------
                               Daryl J. Cady
                               Senior Vice President and
                               Chief Financial Officer
                               (Principal Accounting Officer)