Form 10QSB
period 1999-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1999-08-16
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 1999
                                            -------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of August 1, 1999, was 2,104,285.
                                                           ----------

Transitional small business disclosure format:

               Yes             No  X
                  ------         ------

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB



PART I.        FINANCIAL INFORMATION                                     Page

Item 1         Financial Statements:

               Consolidated Statements of Financial Condition              1
               June 30, 1999 and December 31, 1998

               Consolidated Statements of Operations -                     2
               For the Three Months Ended June 30, 1999 and 1998
               and the Six Months Ended June 30, 1999 and 1998

               Consolidated Statements of Cash Flows -                     3
               For the Six Months Ended June 30, 1999 and 1998

               Notes To Consolidated Financial Statements -                5


Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations -                       6



PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                           15

Item 2         Changes in Securities                                       15

Item 3         Defaults Upon Senior                                        15
               Securities

Item 4         Submission of Matters to a                                  15
               Vote of Common Shareholders

Item 5         Other Information                                           15

Item 6         Exhibits and Reports on                                     15
               Form 8-K

               Signatures                                                  16

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                                              June 30,              December 31,
                                                                                1999                     1998
                                                                           ---------------        ------------------
ASSETS
Cash and due from banks                                                  $      9,477,987      $          8,701,558
Federal funds sold                                                                      -                 7,583,000
                                                                           ---------------        ------------------
  Cash and cash equivalents                                                     9,477,987                16,284,558
Securities available-for-sale                                                  47,644,534                52,137,753
Other investments                                                               2,032,999                 2,032,999
Loans held-for-sale                                                               970,000                 3,775,802
Loans receivable, net                                                         251,110,010               232,321,171
Accrued interest receivable                                                     1,873,928                 1,725,235
Bank premises and equipment, net                                                8,277,319                 8,416,182
Investments in real estate                                                        524,125                   531,729
Real estate owned and property acquired in settlement of loans                    589,403                   670,153
Goodwill                                                                        3,089,450                 3,213,028
Other assets                                                                    3,758,071                 2,299,159
                                                                           ---------------        ------------------
       Total assets                                                      $    329,347,826      $        323,407,769
                                                                           ===============        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                 $     16,474,974      $         16,521,820
Savings and interest-bearing checking accounts                                152,555,843               144,430,362
Time deposits                                                                 108,617,098               121,096,974
                                                                           ---------------        ------------------
  Total deposits                                                              277,647,915               282,049,156
Other borrowed funds                                                            2,849,000                         -
Securities sold under agreements to repurchase                                  8,744,920                11,849,116
Advances from Federal Home Loan Bank                                           10,000,000                         -
Accrued expenses and other liabilities                                          2,696,126                 1,729,891
                                                                           ---------------        ------------------
       Total liabilities                                                      301,937,961               295,628,163
                                                                           ===============        ==================

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                                    -                         -
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,104,285 shares outstanding at
  June 30, 1999 and December 31, 1998                                              24,798                    24,798
Paid-in capital                                                                17,874,567                17,874,567
Retained earnings                                                              13,037,282                12,082,784
Accumulated other comprehensive income                                         (1,069,205)                  255,034
                                                                           ---------------        ------------------
                                                                               29,867,442                30,237,183
Treasury stock, at cost, 375,573 shares as of June 30, 1999
  and December 31, 1998                                                        (2,457,577)               (2,457,577)
                                                                           ---------------        ------------------
       Total shareholders' equity                                              27,409,865                27,779,606
                                                                           ---------------        ------------------
       Total liabilities and shareholders' equity                        $    329,347,826      $        323,407,769
                                                                           ===============        ==================


The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 1998
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                                    1999            1998              1999           1998
                                                               ------------      -----------      -----------     -----------
Interest income
  Interest on loans                                          $   4,767,295     $  5,155,596     $  9,381,596    $ 10,383,557
  Interest and dividends on investments                            883,336          738,321        1,802,303       1,324,683
                                                               ------------      -----------      -----------     -----------
     Total interest income                                       5,650,631        5,893,917       11,183,899      11,708,240
                                                               ------------      -----------      -----------     -----------

Interest expense
  Interest on deposits                                           2,502,829        2,978,011        5,133,192       5,894,704
  Interest on advances and other borrowed money                    108,759           84,340          162,753         229,999
                                                               ------------      -----------       -----------    -----------
     Total interest expense                                      2,611,588        3,062,351        5,295,945       6,124,703
                                                               ------------      -----------      -----------     -----------

       Net interest income                                       3,039,043        2,831,566        5,887,954       5,583,537

Provision for loan losses                                           30,000           52,318           60,000          66,838
                                                               ------------      -----------      -----------     -----------

       Net interest income after provision for loan losses       3,009,043        2,779,248        5,827,954       5,516,699
                                                               ------------      -----------      -----------     -----------

Other income
  Loan origination and customer service fees                       451,315          397,697          858,366         670,756
  Net gain (loss) on sale of securities                            (12,856)          23,731           32,554          25,797
  Gain on sale of property acquired in settlement of loans          25,481                -           25,504               -
  Net gain on sale of loans                                        100,649           78,349          140,878          70,705
  Net gain (loss) on sale of property and equipment                      -           (1,844)               -           4,918
  Rental income                                                     85,065           80,335          170,577         159,695
  Brokerage service income                                          49,875           35,113           85,280          72,332
                                                               ------------      -----------      -----------     -----------
     Total other income                                            699,529          613,381        1,313,159       1,004,203
                                                               ------------      -----------      -----------     -----------

Other expenses
  Salaries and employee benefits                                 1,224,044        1,048,976        2,425,570       1,977,018
  Occupancy expenses                                               450,873          433,043          920,752         847,965
  Advertising and promotion                                         72,459           73,348          155,542         148,970
  Depositors' insurance                                             34,599           35,358           69,926          70,864
  Outside services                                                 141,189          175,533          266,466         314,703
  Amortization of goodwill                                          61,789           61,789          123,578         123,578
  Other expenses                                                   436,395          459,241          862,398         894,637
                                                               ------------      -----------      -----------     -----------

     Total other expenses                                        2,421,348        2,287,288        4,824,232       4,377,735
                                                               ------------      -----------      -----------     -----------

Income before provision for income taxes                         1,287,224        1,105,341        2,316,881       2,143,167

Provision for income taxes                                         369,961          356,508          689,009         691,508
                                                               ------------      -----------      -----------     -----------

Net income                                                   $     917,263     $    748,833     $  1,627,872    $  1,451,659
                                                               ============      ===========      ===========     ===========

Comprehensive net income                                     $     142,900     $    772,862     $    303,633    $  1,435,291
                                                               ============      ===========      ===========     ===========

Earnings per common share, basic                             $        0.44     $       0.36     $       0.77    $       0.69
                                                               ============      ===========      ===========     ===========

Earnings per common share, assuming dilution                 $        0.43     $       0.35     $       0.77    $       0.68
                                                               ============      ===========      ===========     ===========

Dividends declared per common share                          $        0.16     $       0.15     $       0.32    $       0.30
                                                               ============      ===========      ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                      June 30,           June 30,
                                                                                       1999                 1998
                                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   1,627,872        $   1,451,658
  Depreciation and amortization                                                        344,502              313,342
  Amortization of goodwill                                                             123,578              123,578
  Loans originated for sale                                                        (27,400,457)         (31,151,533)
  Proceeds from sale of loans                                                       27,541,335           31,222,238
  Gain from sale of loans                                                             (140,878)             (70,705)
  Gain from sale of debt securities available-for-sale                                 (32,554)             (25,797)
  Gain from sale of bank premises and equipment                                            -                 (4,918)
  Provision for loan losses and other real estate owned losses                          60,000               66,838
  Gain on sale of property acquired in settlement of loan                              (25,504)                 -
  Increase in accrued interest and other assets                                     (1,558,803)            (226,202)
  Decrease in deferred loan fees                                                      (203,783)             (95,076)
  Increase in accrued expenses and other liabilities                                 1,799,440            1,809,540
                                                                                   ------------         ------------
            Net cash provided by operating activities                                2,134,748            3,412,963
                                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (206,028)            (288,046)
  Proceeds from sale of bank premises and equipment                                      7,995                9,145
  Proceeds from sale of debt securities available-for-sale                          15,940,595           14,136,808
  Purchase of securities available-for-sale                                        (13,871,073)         (24,325,883)
  Purchase of Federal Home Loan Bank stock                                                 -                (77,000)
  Maturities of securities available for sale                                          250,000            1,310,000
  Net (increase) decrease in loans to customers                                    (15,839,254)           6,946,954
  (Increase) decrease in real estate owned                                             106,254              (77,082)
                                                                                   ------------         ------------
            Net cash used in investing activities                                  (13,611,511)          (2,365,104)
                                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                               (4,401,241)           4,546,318
  Net increase (decrease) in repurchase agreements                                  (3,104,196)           4,575,952
  Increase (decrease) in advances from Federal Home Loan Bank
    and other borrowings                                                            12,849,000           (5,439,222)
  Dividends paid                                                                      (673,371)            (628,112)
  Proceeds from exercise of stock options                                                  -                 30,884
                                                                                   ------------         ------------
            Net cash provided by financing activities                                4,670,192            3,085,820
                                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6,806,571)           4,133,679
CASH AND CASH EQUIVALENTS, beginning of period                                      16,284,558           13,306,626
                                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                         $   9,477,987        $  17,440,305
                                                                                   ============         ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                    June 30,            June 30,
                                                                                      1999                1998
                                                                                   -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                 $  5,155,360        $  5,897,233
    Interest on advances and other borrowed money                                     119,670             256,987
                                                                                   -----------         -----------
            Total interest paid                                                  $  5,275,030        $  6,154,220
                                                                                   -----------         -----------
    Income taxes, net                                                            $    530,400        $    528,205
                                                                                   -----------         -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure              $     17,250        $    280,000
                                                                                   -----------         -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1999 and December 31, 1998

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note C - Branch Acquisitions
----------------------------

On April 12, 1999, Lake Sunapee Bank, fsb signed a definitive agreement to acquire three branch offices of New London Trust, New London, NH. This agreement was amended on June 1, 1999. Under the terms of the agreement, Lake Sunapee Bank, fsb will acquire the Main Office of New London Trust, as well as, the Andover and Newbury branches.

The transaction, which is subject to regulatory approval, is expected to close during the fourth quarter of this year. This transaction will include approximately $103 million in deposits and $88 million in loans. It is anticipated that this in-market acquisition will increase Company assets to over $440 million and be accretive to shareholders beginning in the year 2000.

Note D - Guaranteed Preferred Beneficial Interests in Company's Debentures
--------------------------------------------------------------------------

On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $15 million of 9.25% Capital Securities (the "Capital Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will contribute the proceeds from the sale of the Debentures to the Bank as Tier I Capital to support the pending acquisition of the three branches of New London Trust, FSB. Total expenses associated with the offering approximating $900,000 were included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

The Capital Securities accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of the funds held by the Trust.

The Preferred Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 20, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Part I.  Item II.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     New Hampshire Thrift Bancshares, Inc. (the "Company"), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the "Bank"), a federally chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation (FDIC) and its deposits are insured through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS).

     The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of June 30, 1999, the Company had $661,340 available, which it plans to use to continue its annual dividend payout of $0.64 per share. On August 12, 1999, the Bank upstreamed an additional $500,000 to the Company.

Forward-looking Statements

     The preceding and following discussion may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in it GAP and NPV tables, loan loss provisions, classification of assets, Year 2000 issues, accounting estimates and other estimates used throughout this discussion.

Pending Acquisition of Three New London Trust, FSB Branches

     On April 12, 1999, the Bank announced the signing of a definitive agreement to purchase three branches located in New London, Andover, and Newbury, New Hampshire from New London Trust, FSB. The transaction, which is subject to regulatory approval, is currently expected to close in the fourth quarter of 1999. The Bank has filed the regulatory applications necessary to obtain the required regulatory approvals.

     Under the agreement, the Bank will acquire all of the deposits, certain loans and other assets and liabilities related to the three branches. As of June 30, 1999, total deposits amounted to approximately $103 million and total loans amounted to approximately $84 million.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $15 million of 9.25% Capital Securities (the "Capital Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will contribute the proceeds from the sale of the Debentures to the Bank as Tier I Capital to support the pending acquisition of the three branches of New London Trust, FSB. Total expenses associated with the offering approximating $900,000 were included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

     The Capital Securities accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of the funds held by the Trust.

     The Preferred Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 20, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Year 2000

     Many companies continue to undertake projects to address the Year 2000
(Y2K). Companies have determined potential costs and uncertainties based on a number of factors, including its software and hardware and the nature of its business. Companies must also coordinate with other entities with which they do business. Lake Sunapee Bank, through its technology committee and an outside consultant, implemented many hardware and software changes during 1998. The Bank installed a new data processing mainframe computer, upgraded its mainframe software, and installed a new proof of deposit and check imaging system. All of these Y2K compliant systems were in operation throughout most of 1998.

     Y2K testing has been on going and will continue throughout 1999. Based on a review of internal practices and communications with third party processors, the Bank does not expect to encounter significant difficulties in connection with the transition to the Year 2000. The status of the Bank's `Year 2000 Action Plan' is reported to its Board of Directors monthly. A $100,000 annual provision has been established to cover Y2K related expenses. In conjunction with the `Action Plan', the Bank has developed a `Business Continuity Plan'. This Plan is designed to allow the Bank to operate should a system it relies on fail. As part of the `Business Continuity Plan', the Bank has purchased power generators and designed a manual accounting system. It is unlikely the Bank will need to utilize these systems, but nevertheless, they have been developed and are being tested. The Bank has scheduled a `mock' Y2K disaster for the end of September. Teams have been assigned tasks and the plan will be implemented using various assumptions.

     The Bank is subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). During 1998, the Bank had both its Phase I and Phase II examinations and during the second quarter of 1999 its Phase III exam.

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

Financial Condition

     During the first six months of 1999, total assets increased by $5,940,057, or 1.84% from $323,407,769 to $329,347,826. An increase in total loans of $15,847,665, or 6.63% partially offset by an $11,299,790, or 16.51% decrease in cash and cash equivalents and investment securities accounted for the majority of the change.

     As mentioned above, total loans increased $15,847,665 from $239,116,440 to $254,964,105, or 6.63%. As of June 30, 1999, the Bank had originated $87 million in loans, had pay-offs of approximately $38 million, normal amortization of approximately $15 million and loans sold of approximately $18 million. Of the $87 million in loan originations, approximately 82% was attributed to mortgage and other consumer loans. Commercial real estate and other commercial loans accounted for the remaining 18%. During the first three months of 1999, as interest rate remained favorable, many of the Bank's variable rate mortgage loan customers refinanced into fixed rate products. The Bank sold much of this fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The Bank expects to continue to sell fixed rate loans into the secondary market from time to time in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. Proceeds from the sale of loans are available to lend back into the Bank's market area and to purchase investment securities. At June 30, 1999, the Bank had $146,114,770 in its servicing portfolio. The Bank expects to exceed $170 million in serviced loans by the end of 1999. As interest rates began to rise during the second quarter, the Bank elected to hold certain fixed rate mortgage loans in portfolio. Approximately 25% of the $15,847,665 loan increase was attributed to mortgage loans held in portfolio. The remaining 75% was attributed to commercial real estate and other commercial loans. At June 30, 1999, adjustable rate loans comprised approximately 79% of the Bank's loan portfolio. This is consistent with prior years.

     As of June 30, 1999, total investment securities decreased by $2,335,774, or 4.35% from $53,755,251 to $51,419,477 (at amortized cost). During the first six months of 1999, the Bank purchased approximately $14 million of investment securities to offset the approximately $16 million in calls, sales and maturities of securities that occurred during that same time. The Bank continues to use proceeds from sold loans and paid loans to purchase investment securities with favorable yields, thereby mitigating the reduction in the Bank's interest rate spread that might otherwise occur. The Bank's net unrealized gain was $415,501 at December 31, 1998 compared to a net unrealized loss of $1,741,944 at June 30, 1999. This change of $2,157,445 reflects the rise in interest rates during the first six months of 1999 and the corresponding decrease in investment security market values.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Real estate owned and property acquired in settlement of loans decreased by $80,750, or 12.05% to $589,403. This total reflects $315,153 in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. During the second quarter, two real estate owned properties were sold. The Bank realized a $25,481 gain on the sales.

     Deposits decreased by $4,401,241, or 1.56% to $277,647,915 from
$282,049,156 at year-end. Certificates of deposit decreased 10.31% as many higher balance customers sought investment alternatives. Savings and interest-bearing checking accounts increased by 5.63% as many customers who traditionally sought CDs invested funds in overnight-type accounts. Non-interest bearing checking accounts decreased slightly by .28%.

     Securities sold under agreement to repurchase decreased by $3,104,196, to $8,744,920 from $11,849,116. As mentioned above, many higher balance customers sought investment alternatives. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

     Overnight and long-term advances from the Federal Home Loan Bank (FHLB) increased to $12,849,000 from zero at year-end. During the first six months of 1999, the Bank funded a net $15.8 million increase in loans and a $7.5 million decrease in deposits and repurchase agreements using approximately $9.3 million in cash and cash equivalents and investment security proceeds and $12.8 million from FHLB advances.

     Accrued expenses and other liabilities increased $966,235, to $2,696,126 from $1,729,891. The majority of the increase was attributable to an increase in secondary market loan payments and mortgagors' insurance and tax payments held in escrow.

Liquidity and Capital Resources

     The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At June 30, 1999, the Bank's ratio of 9.06% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 1999, the Bank had approximately $88 million in additional borrowing capacity from the FHLB.

     At June 30, 1999, the Company's shareholders' equity totaled $27,409,865, or 8.32% of total assets, compared to $27,779,606, or 8.59% of total assets at year-end 1998. The decrease of $369,741 reflects net income of $1,627,872, the payment of $673,371 in common stock dividends and the decrease of $1,324,242 in the net unrealized holding gain on securities classified as available-for-sale. This change reflects the rise in interest rates during the first six months of 1999 and the corresponding decrease in investment security market values during the same period.

     For the three months ended June 30, 1999, net cash provided by operating activities was $2,134,748, versus $3,412,963 for the same period in 1998. A net increase in accrued interest and other assets accounted for the majority of the change.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net cash flows used in investing activities amounted to $13,611,511 for the six months ended June 30, 1999, compared to $2,365,104 for the same period in 1998, a change of approximately $11 million. A net increase in loans to customers used cash flows of $15,839,254 compared to a decrease in loans that provided cash flows of $6,946,954 for the same period in 1998, a change of approximately $23 million. During the first six months of 1999, purchases of investment securities were approximately $14 million and sales, calls and maturities of investment securities were approximately $16 million. Investment securities activity for the first six months of 1999 provided net cash of approximately $2 million compared to net cash used of approximately $9 million for the same period in 1998, a change of approximately $11 million.

     At June 30, 1999, net cash flows provided by financing activities was $4,670,192 compared to $3,085,820 for the same period in 1998, a change of approximately $1.6 million. A decrease in deposits and repurchase agreements of $7,505,437 was offset by an increase in advances from the FHLB and other borrowings of $12,849,000. During the same time period in 1998, deposits and repurchase agreements increased $9,122,270 while FHLB advances decreased $5,439,222.

     The Bank expects to be able to fund loan demand and other investing during 1999 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management believes that cash from its operations and from the Debentures will be sufficient to meet its cash and capital requirements after the pending acquisition of the three New London Trust, FSB branches is completed. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 1999, the Bank's ratios were 7.53%, 7.53%, and 12.53%, respectively, well in excess of the regulators' requirements.

     Book value per share was $13.03 at June 30, 1999, versus $12.60 per share at June 30, 1998. The increase in paid-in capital and retained earnings provided the increase in book value per share.

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

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Bank's one-year gap at June 30, 1999 was approximately 7.00%, compared to the December 31, 1998 gap of 6.78%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's gap, of approximately negative seven percent at June 30, 1999, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

     The following table sets forth the Bank's NPV as of March 31, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.



    Change                     Net Portfolio Value         NPV as % of PV Assets
   in Rates               $ Amount  $ Change  % Change     NPV Ratio     Change
---------------         --------------------------------  ----------------------

+300 bp          .......    24,171   - 9,384      - 28%     7.69%     - 264 bp
+200 bp          .......    28,118   - 5,437      - 16%     8.83%     - 150 bp
+100 bp          .......    31,321   - 2,234      -  7%     9.72%     -  61 bp
   0 bp         .......     33,554        --        --     10.33%           --
-100 bp          .......    35,358     1,804      +  5%    10.81%     +  48 bp
-200 bp          .......    37,279     3,725      + 11%    11.30%     +  97 bp
-300 bp          .......    40,085     6,530      + 19%    12.03%     + 170 bp

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

     The allowance for loan losses at June 30, 1999 was $3,185,480, compared to $3,117,068 at year-end 1998. As of June 30, 1999, the allowance included $2,695,657 in general reserves compared to $2,731,374 at year-end 1998. The total allowance represented 1.25% of total loans at June 30, 1999 versus 1.30% at year-end 1998. The allowance for loan losses as a percentage of non-performing assets was 139.39% at June 30, 1999, compared to 115.82% at December 31, 1998. During the first six months of 1999, the Bank had net recoveries of $8,412 compared to net charge-offs of $45,916 for the same period in 1998.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 1999, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of June 30, 1999 were $3,923,237 compared to $5,356,046 at December 31, 1998. At June 30, 1999, loans classified as 90 days delinquent were $549,043 compared to $170,999 at December 31, 1998. At June 30, 1999, non-earning assets were $1,146,854 compared to $1,850,214 at year-end 1998. Total non-performing assets amounted to $2,285,300 and $2,691,366, for June 30, 1999 and December 31, 1998, respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):


                                      June 30,       December 31,
                                       1999              1998
                               ------------------  ---------------
90 day delinquent loans (1)      $    549  0.17%     $   171  0.05%
Non-earning assets (2)              1,147  0.34%       1,850  0.57%
Other real estate owned               589  0.18%         670  0.21%
                               ------------------  ---------------
Total non-performing assets      $  2,285  0.69%     $ 2,691  0.83%
                               ------------------  ---------------
Troubled debt restructured       $      -     -      $   114  0.04%
                               ------------------  ---------------

(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be uncollectible, pending foreclosure, impaired, or in bankruptcy proceeding, are placed on a non-earning status.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                       June 30,         December 31,
                                         1999               1998
                                   ---------------    ---------------
Real estate loans -
  Conventional                      $ 1,431    79%     $ 1,473    79%
  Construction                          118     2%         123     2%
Collateral and Consumer                  76    11%          68    11%
Commercial and Municipal              1,056     8%       1,007     8%
Other loans                              76     -           60     -
Impaired Loans                          428     -          386     -
                                   ---------------    ---------------
Valuation allowance                 $ 3,185   100%     $ 3,117   100%
                                   ===============    ===============
Total valuation allowance as a
  Percentage of total loans            1.25%              1.30%
                                   ---------          ---------

Results of Operations

     Net income for the six months ended June 30, 1999, was $1,627,872, or $0.77 per common share (assuming dilution) compared to $1,451,659, or $0.68 per common share (assuming dilution) for the same period in 1998. Net income for the second quarter in 1999 was $917,263, or $0.43 per share (assuming dilution) as compared to $748,833, or $0.35 per share (assuming dilution) for the same period in 1998, an increase of $176,213, or 12.14% and $168,430, or 22.49%, respectively. The increase was due primarily to a decrease in the cost of deposits, advances, and other borrowed funds and the resultant increase in net interest income.

     Total interest income for the six months and the three months ended June 30, 1999 decreased by $524,341, or 4.48%, to $11,183,899 and $243,286, or 4.13%
to $5,650,631, respectively. The change is primarily attributable to a $1,001,961, or 9.65% and $388,301, or 7.53%, decrease in interest on loans. As many of the Bank's loan customers refinanced adjustable rate loans into fixed rate loans, the Bank, in order to avoid interest rate risk, sold the loans into the secondary market. Fee income associated with the sales is recorded in other income. Partially offsetting the decrease in interest on loans was a $477,620, or 36.06% and $145,015, or 19.64% increase in interest and dividends on investments. Over the past several months, the Bank has increased its investment portfolio by purchasing quality corporate bonds and government agencies with favorable yields as a strategy to stabilize its yield on interest-earning assets.

     For the six months and the three months ended June 30, 1999, total interest expense decreased $828,758, or 13.53% and $450,763, or 14.72%, respectively. The decrease was primarily a result of lower interest expense associated with deposits. During the first six months of 1999, both total deposits and the cost of deposits decreased. Seasonal customer demands primarily attributed to the decrease in deposit balances. In addition, many certificate of deposit customers sought investment alternatives as deposit rates continued to decline. Savings and interest-bearing checking accounts increased as customers elected shorter-term instruments.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest expense on FHLB overnight and long-term advances decreased $67,246, or 29.24% for the six months ended and increased $24,419, or 28.95% for the three months ended June 30, 1999. At June 30, 1999, overnight and long-term FHLB advances totaled $12,849,000 compared to $5,107,096 for the same period in 1998. The average balance in overnight and long-term FHLB advances was $6,505,831 and $8,069,546 at June 30, 1999 and 1998, respectively. The cost of advances was 4.99% at June 30, 1999 compared to 5.56% for the same period in 1998.

     Net interest income increased $304,417, or 5.45%, for the first six months of 1999 and $207,477, or 7.33%, for the second quarter. As mentioned above, the increase was primarily attributable to a decrease in the cost of deposits, advances, and other borrowed funds.

     Due to continued lower levels of non-performing loans and lower loan portfolio average balances combined with management's assessment that reserve levels are adequate and risk has been reduced, the net provision for loan losses was maintained at $60,000 for the first six months of 1999 as compared to $66,838 for the same period in 1998. For the second quarter, the net provision for loan losses was $30,000 compared to $52,318 for the same period in 1998. The total allowance represented 1.25% of total loans at June 30, 1999 versus 1.23% for the same period in 1998.

     For the six months ended June 30, 1999, total other income increased by $308,956, or 30.77% from $1,004,203 in 1998 to $1,313,159 for the same period in
1999. The change was primarily a result of an increase in loan origination and customer service fees and net gains on the sale of securities, loans, and property acquired in settlement of loans. For the second quarter, total other income increased by $86,148, or 14.04%. Loan activity and the resultant fees accounted for the majority if this change.

     Total operating expenses increased $446,497, or 10.20% and $134,060, or 5.86% for the six months and the three months ended June 30, 1999, respectively. The increase was primarily due to costs associated with additional staffing, occupancy and marketing expenses. Salaries and employee benefits increased as the Bank managed its loan production and as costs associated with various benefit plans rose. Occupancy costs increased as general expenses related to the Bank's branches increased and as depreciation expenses associated with capital expenditures done during 1998 were recognized. Marketing increased as the Bank enhanced its position within a highly competitive market.

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





                             NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             -------------------------------------
                                        (Registrant)




Date:   August 16, 1999      /s/ Stephen W. Ensign
     ----------------------  --------------------------------------------------
                             Stephen W. Ensign
                             Vice Chairman of the Board, President
                             and Chief Executive Officer


Date:   August 16, 1999      /s/ Stephen R. Theroux
     ----------------------  -------------------------------------------------
                             Stephen R. Theroux
                             Executive Vice President and
                             Chief Operating Officer


Date:   August 16, 1999      /s/ Daryl J. Cady
     ----------------------  -------------------------------------------------
                             Daryl J. Cady
                             Senior Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)