Form 10QSB
period 1999-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 1999-11-15
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 1999
                                         ------------------

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

               Yes  X               No_____
                  -----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of November 1, 1999, was 2,106,685.
                                                             ----------

Transitional small business disclosure format:

               Yes____              No   X
                                       ------

                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION                                                  Page
Item 1    Financial Statements:

          Consolidated Statements of Financial Condition -                          1
          September 30, 1999 and December 31, 1998

          Consolidated Statements of Operations -                                   2
          For the Three Months Ended September 30, 1999 and 1998
          and the Nine Months Ended September 30, 1999 and 1998


          Consolidated Statements of Cash Flows -                                   3
          For the Nine Months Ended September 30, 1999 and 1998

          Notes To Consolidated Financial Statements -                              5

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations -                                     6


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                        15

Item 2    Changes in Securities                                                    15

Item 3    Defaults Upon Senior Securities                                          15

Item 4    Submission of Matters to a Vote of Common Shareholders                   15

Item 5    Other Information                                                        15

Item 6    Exhibits and Reports on Form 8-K                                         15

          Signatures                                                               16

             NEW HAMPSHIRE THRIFT  BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                                                     September 30,           December 31,
                                                                                         1999                    1998
                                                                                     -------------           ------------
ASSETS
Cash and due from banks                                                              $  10,416,605           $   8,701,558
Federal funds sold                                                                          60,000               7,583,000
                                                                                     -------------           -------------
  Cash and cash equivalents                                                             10,476,605              16,284,558
Securities available-for-sale                                                           48,581,425              52,137,753
Other investments                                                                       12,515,205               2,032,999
Loans held-for-sale                                                                      1,268,000               3,775,802
Loans receivable, net                                                                  260,212,446             232,321,171
Accrued interest receivable                                                              2,069,653               1,725,235
Bank premises and equipment, net                                                         8,361,123               8,416,182
Investments in real estate                                                                 520,330                 531,729
Real estate owned and property acquired in settlement of loans                             594,153                 670,153
Goodwill                                                                                 3,027,661               3,213,028
Other assets                                                                             5,036,598               2,299,159
                                                                                     -------------           -------------
       Total assets                                                                  $ 352,663,199           $ 323,407,769
                                                                                     =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                             $  17,159,927           $  16,521,820
Savings and interest-bearing checking accounts                                         153,678,271             144,430,362
Time deposits                                                                          107,469,001             121,096,974
                                                                                     -------------           -------------
  Total deposits                                                                       278,307,199             282,049,156
Other borrowed funds                                                                     3,165,000                       -
Securities sold under agreements to repurchase                                           8,083,897              11,849,116
Advances from Federal Home Loan Bank                                                    15,000,000                       -
Accrued expenses and other liabilities                                                   4,293,341               1,729,891
                                                                                     -------------           -------------
       Total  liabilities                                                              308,849,437             295,628,163
                                                                                     -------------           -------------
Guaranteed preferred beneficial interests in junior subordinated debentures             16,907,300                       -
                                                                                     -------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                                             -                       -
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,106,685 shares outstanding at
  September 30, 1999 and 5,000,000 shares authorized, 2,479,858 shares
  issued and 2,104,285 shares outstanding at December 31, 1998                              24,798                  24,798
Paid-in capital                                                                         17,383,766              17,874,567
Retained earnings                                                                       13,452,507              12,082,784
Accumulated other comprehensive income                                                  (1,504,832)                255,034
                                                                                     -------------           -------------
                                                                                        29,356,239              30,237,183
Treasury stock, at cost, 373,173 shares as of September 30, 1999
  and 375,573 shares as of December 31, 1998                                            (2,449,777)             (2,457,577)
                                                                                     -------------           -------------
       Total shareholders' equity                                                       26,906,462              27,779,606
                                                                                     -------------           -------------
       Total liabilities and shareholders' equity                                    $ 352,663,199           $ 323,407,769
                                                                                     =============           =============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1999 and 1998
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                           1999                    1998             1999                   1998
                                                     --------------            -----------     ------------           ------------
Interest income
  Interest on loans                                  $    4,851,470            $ 4,969,663     $ 14,233,066           $ 15,353,220
  Interest and dividends on investments                     963,252                892,665        2,765,555              2,217,348
                                                     --------------            -----------     ------------           ------------
     Total interest income                                5,814,722              5,862,328       16,998,621             17,570,568
                                                     --------------            -----------     ------------           ------------

Interest expense
  Interest on deposits                                    2,490,582              2,990,434        7,623,774              8,885,138
  Interest on advances and other borrowed money             340,694                 72,803          503,447                302,802
                                                     --------------            -----------     ------------           ------------
     Total interest expense                               2,831,276              3,063,237        8,127,221              9,187,940
                                                     --------------            -----------     ------------           ------------

       Net interest income                                2,983,446              2,799,091        8,871,400              8,382,628

Provision for loan losses                                    30,000                 53,329           90,000                120,167
                                                     --------------            -----------     ------------           ------------
        Net interest income after provision for
        loan losses                                       2,953,446              2,745,762        8,781,400              8,262,461
                                                     --------------            -----------     ------------           ------------

Other income
  Loan origination and customer service fees                459,011                333,299        1,317,378              1,004,055
  Net gain (loss) on sale of securities                       3,689                  7,010           36,243                 32,807
  Gain on sale of property acquired in settlement
   of loans                                                   5,068                      -           30,572                      -
  Net gain on sale of loans                                  19,611                182,173          160,488                252,878
  Net gain (loss) on sale of property and
   equipment                                                      -                      -                -                  4,918
  Rental income                                              76,955                 89,297          247,532                248,992
  Brokerage service income                                   37,542                 29,477          122,822                101,809
                                                     --------------            -----------     ------------           ------------
     Total other income                                     601,876                641,256        1,915,035              1,645,459
                                                     --------------            -----------     ------------           ------------

Other expenses
  Salaries and employee benefits                          1,338,554              1,157,899        3,764,124              3,134,917
  Occupancy expenses                                        450,743                424,511        1,371,495              1,272,476
  Advertising and promotion                                  74,216                 27,156          229,758                176,126
  Depositors' insurance                                      33,445                 34,776          103,371                105,640
  Outside services                                          119,664                167,682          386,130                482,385
  Amortization of goodwill                                   61,789                 61,789          185,367                185,367
  Other expenses                                            407,610                404,585        1,270,008              1,299,222
                                                     --------------            -----------     ------------           ------------
     Total other expenses                                 2,486,021              2,278,398        7,310,253              6,656,133
                                                     --------------            -----------     ------------           ------------

Income before provision for income taxes                  1,069,301              1,108,620        3,386,182              3,251,787

Provision for income taxes                                  317,355                357,524        1,006,364              1,049,032
                                                     --------------            -----------     ------------           -------------
Net income                                           $      751,946            $   751,096     $  2,379,818           $  2,202,755
                                                     ==============            ===========     ============           =============
Comprehensive net income                             $      316,322            $ 1,197,466     $    576,979           $  2,632,757
                                                     ==============            ===========     ============           ============
Earnings per common share, basic                     $         0.36            $      0.36     $       1.13           $       1.05
                                                     ==============            ===========     ============           ============
Earnings per common share, assuming dilution         $         0.35            $      0.36     $       1.12           $       1.04
                                                     ==============            ===========     ============           ============
 Dividends declared per common share                 $         0.16            $      0.15     $       0.48           $       0.45
                                                     ==============            ===========     ============           ============


               The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                         September 30,               September 30,
                                                                                              1999                       1998
                                                                                         -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $       2,379,818         $       2,202,755
  Depreciation and amortization                                                                   515,123                   486,041
  Amortization of goodwill                                                                        185,367                   185,367
  Loans originated for sale                                                                   (36,631,550)              (52,788,509)
  Proceeds from sale of loans                                                                  36,792,039                53,041,387
  Gain from sale of loans                                                                        (160,488)                 (252,878)
  Gain from sale of debt securities available-for-sale                                            (36,243)                  (32,807)
  Gain from sale of bank premises and equipment                                                       -                      (4,918)
  Provision for loan losses and other real estate owned losses                                     90,000                   120,167
  Gain on sale of property acquired in settlement of loan                                         (30,572)                      -
  Increase in accrued interest and other assets                                                (3,015,046)                 (632,852)
  Decrease in deferred                                                                           (310,314)                  (98,789)
  Increase in accrued expenses and other liabilities                                            3,670,749                 2,696,751
                                                                                        -----------------         -----------------
            Net cash provided by operating activities                                           3,448,883                 4,921,715
                                                                                        -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (456,659)                 (730,400)
  Proceeds from sale of bank premises and equipment                                                 7,995                     9,145
  Proceeds from sale of debt securities available-for-sale                                     21,530,924                15,769,260
  Purchase of securities available-for-sale                                                   (31,573,966)              (37,196,731)
  Purchase of Federal Home Loan Bank stock                                                            -                     (77,000)
  Maturities of securities available for sale                                                     250,000                 1,560,000
  Net (increase) decrease in loans to customers                                               (25,163,159)               15,374,408
  (Increase) decrease in real estate owned                                                         76,000                  (160,082)
                                                                                        -----------------         -----------------
            Net cash used in investing activities                                             (35,328,865)               (5,451,400)
                                                                                        -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                          (3,741,957)                4,448,341
  Net increase (decrease) in repurchase agreements                                             (3,765,219)                8,402,562
  Increase (decrease) in advances from Federal Home Loan Bank
     and other borrowings                                                                      18,165,000                (5,452,506)
  Dividends paid                                                                               (1,010,094)                 (941,597)
  Proceeds from issuance of Capital Trust Preferred                                            16,400,000                       -
  Proceeds from exercise of stock options                                                          24,299                    59,953
                                                                                        -----------------         -----------------
            Net cash provided by financing activities                                          26,072,029                 6,516,753
                                                                                        -----------------         -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (5,807,953)                5,987,068
CASH AND CASH EQUIVALENTS, beginning of period                                                 16,284,558                13,306,626
                                                                                        -----------------         -----------------
CASH AND CASH EQUIVALENTS, end of period                                                $      10,476,605         $      19,293,694
                                                                                        =================         =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                         September 30,             September 30,
                                                                                              1999                     1998
                                                                                       -----------------         -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                        $       7,623,774         $       8,886,881
    Interest on advances and other borrowed money                                                  21,892                   329,738
                                                                                        -----------------         -----------------
            Total interest paid                                                         $       7,645,666         $       9,216,619
                                                                                        =================         =================
    Income taxes, net                                                                   $       1,060,500         $         984,905
                                                                                        =================         =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure                     $          17,250         $         363,000
                                                                                        =================         =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

               HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1999 and December 31, 1998

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note C - Branch Acquisitions
----------------------------

On April 12, 1999, Lake Sunapee Bank, fsb signed a definitive agreement to acquire three branch offices of New London Trust, New London, NH. This agreement was amended on June 1, 1999. On October 13, 1999, the transaction received regulatory approval. The transaction closed on October 29, 1999. The transaction included approximately $100 million in deposits and $81 million in loans from New London Trust, FSB. This in-market acquisition increased Company assets to over $460 million and is expected to be accretive to shareholders beginning in the year 2000.

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

The Preferred Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 20, 2004 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

Part l. Item II.

              NEW HAMPSHIRE THRIFT BANCSHARES, NC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     New Hampshire Thrift Bancshares, Inc. (the "Company'), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the "Bank'), a federally chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation (FDIC) and its deposits are insured through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS).

     The Company's profitability is derived from its only subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of September 30, 1999, the Company had $1,697,243 available, which it plans to use to continue its annual dividend payout of $0.64 per share and its capital securities interest payments.

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

Acquisition of Three New London Trust, FSB Branches

     On October 13, 1999, the Bank received regulatory approval to purchase three New London Trust, FSB branches located in New London, Andover, and Newbury, New Hampshire. The transaction closed on October 29, 1999 and systems were successfully converted over the weekend of October 30, 1999.

     The Bank acquired all of the deposits, loans and other certain assets and liabilities related to the three branches. As of October 30, 1999, total deposits acquired amounted to approximately $100 million and total loans acquired amounted to approximately $81 million.

     On August 12, 1999, NHTB Capital Trust I (the `Trust'), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities (the "Capital Securities"). The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures') of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed the proceeds from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

three branches of New London Trust, FSB. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

     The Capital Securities accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The first distribution was September 30, 1999. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of the Trust has funds necessary to make these payments.

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

     Y2K testing has been ongoing and will continue throughout 1999. Based on a review of internal practices and communications with third party processors, the Bank does not expect to encounter significant difficulties in connection with the transition to the Year 2000. The status of the Bank's `Year 2000 Action Plan' is reported to its Board of Directors monthly. A $100,000 annual provision has been established to cover Y2K related expenses. In conjunction with the `Action Plan', the Bank has developed a `Business Continuity Plan'. This Plan is designed to allow the Bank to operate should a system it relies on fail. As part of the `Business Continuity Plan', the Bank has purchased power generators and designed a manual accounting system. It is unlikely the Bank will need to utilize these systems, but nevertheless, they have been developed and tested. On September 29, 1999, the Bank held a successful `mock' Y2K disaster simulation. Teams were assigned tasks and the plan was implemented using various assumptions. This exercise highlighted the effectiveness of the Bank's Y2K Business Continuity Plan.

     The Bank is subject to regulatory review concerning the Year 2000 from its primary regulator, The Office of Thrift Supervision (OTS). During 1998, the Bank had both its Phase I and Phase 11 examinations and during the second quarter of 1999 its Phase III exam. No further examinations are expected.

Monitoring and managing the Year 2000 project has and will likely continue to result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, and costs involved in testing software for Year 2000 compliance. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition

     During the first nine months of 1999, total assets increased by $29,255,430, or 9.05% from $323,407,769 to $352,663,199. An increase in gross loans of $24,816,171, or 10.38%, an increase in securities available-for-sale of $6,925,878, or 13.28% and an increase of $1,134,362 in other assets related to deferred expense associated with the acquisition of three New London Trust branches partially offset by an $5,807,953, or 35.67% decrease in cash and cash equivalents accounted for the majority of the change.

     As mentioned above, gross loans increased $24,816,171 from $239,116,440 to $263,932,611, or 10.38%. As of September 30, 1999, the Bank had originated approximately $125 million in loans, had pay-offs of approximately $55 million, normal amortization of approximately $22 million and loans sold of approximately $23 million. Of the $125 million in loan originations, approximately 83% was attributed to mortgage and other consumer loans. Commercial real estate and other commercial loans accounted for the remaining 17%. During the first three months of 1999, as interest rate remained favorable, many of the Bank's variable rate mortgage loan customers refinanced into fixed rate products. The Bank sold much of this fixed rate product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The Bank expects to continue to sell fixed rate loans into the secondary market from time to time in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. Proceeds from the sale of loans are available to lend back into the Bank's market area and to purchase investment securities. At September 30, 1999, the Bank had $151,174,390 in its servicing portfolio. The Bank expects to exceed $160 million in serviced loans by the end of 1999. As interest rates began to rise during the second quarter, many customers sought variable rate loan programs rather than fixed rate programs. The Bank elected to hold many of these variable rate loans in portfolio. At September 30, 1999, adjustable rate loans comprised approximately 79% of the Bank's loan portfolio. This is consistent with prior years.

     As of September 30, 1999, total investment securities increased $9,793,042, or 18.22% from $53,755,251 to $63,548,293 (at amortized cost). During the first nine months of 1999, the Bank purchased approximately $32 million of investment securities. This was partially offset by approximately $22 million in calls, sales and maturities of securities that occurred during that same time. The Bank used certain proceeds from the issuance of its Capital Securities to purchase investment securities. The Bank also used proceeds from sold loans and paid loans to purchase investment securities with favorable yields, thereby mitigating the reduction in the Bank's interest rate spread that might otherwise occur. The Bank's net unrealized gain was $415,501 at December 31, 1998 compared to a net unrealized loss of $2,451,663 at September 30, 1999. This change of $2,867,164 reflects the rise in interest rates during the first nine months of 1999 and the corresponding decrease in investment security market values.

     Real estate owned and property acquired in settlement of loans decreased by $76,000, or 11.34% to $594,153. This total reflects $336,153 in market value for the remaining five lots at Blye Hill Landing in Newbury, NH. As of September 30, 1999, three real estate owned properties were sold. The Bank realized a $30,572 gain on the sales.

     Deposits decreased by $3,741,957, or 1.33% to $278,307,199 at September 30, 1999, from $282,049,156 at year-end.

     Certificates of deposit decreased 11.25% as many higher balance customers sought investment alternatives. Savings and interest-bearing checking accounts increased by 6.40% as many customers who traditionally sought CDs invested funds in overnight-type accounts. Non-interest bearing checking accounts increased by 3.86%.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Securities sold under agreement to repurchase decreased by $3,765,219, to $8,083,897 from $11,849,116. As mentioned above, many higher balance customers sought investment alternatives. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

     Overnight and long-term advances from the Federal Home Loan Bank (FHLB) increased to $18,165,000 from zero at year-end. During the first nine months of 1999, the Bank funded a net $25 million increase in loans, a $7 million increase on investment securities (carrying amount), and an $8 million decrease in deposits and repurchase agreements using approximately $5.8 million in cash and cash equivalents and investment security proceeds, $18 million from FHLB advances, and $16.4 million in proceeds from the Capital Securities issuance.

     Accrued expenses and other liabilities increased $2,563,450, to $4,293,341 from $1,729,891. The majority of the increase was attributable to an increase in secondary market loan payments and mortgagors' insurance and tax payments held in escrow.

Liquidity and Capital Resources

     The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At September 30, 1999, the Bank's ratio of 6.12% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 1999, the Bank had approximately $91 million in additional borrowing capacity from the FHLB.

     At September 30, 1999, the Company's shareholders' equity totaled $26,906,462, or 7.63% of total assets, compared to $27,779,606, or 8.59% of total assets at year-end 1998. The increase in shareholders' equity also reflects net income of $2,379,818, the payment of $1,010,094 in common stock dividends, $7,800 associated with the issuance of treasury stock and the decrease of $1,759,866 in the net unrealized holding gain on securities classified as available-for-sale. The decrease in the net unrealized holding gain on securities classified as available-for-sale reflects the rise in interest rates during the first nine months of 1999 and the corresponding decrease in investment security market values during the same period.

     For the nine months ended September 30, 1999, net cash provided by operating activities was $3,448,883 versus $4,921,715 for the same period in 1998. A net change in accrued interest and other assets accounted for the majority of the change.

     Net cash flows used in investing activities amounted to $35,328,865 for the nine months ended September 30, 1999, compared to $5,451,400 for the same period in 1998, a change of approximately $30 million. A net increase in loans to customers used cash flows of $25,163,159 compared to a decrease in loans that provided cash flows of $15,374,408 for the same period in 1998, a change of approximately $41 million. During the first nine months of 1999, purchases of investment securities were approximately $32 million and sales, calls and maturities of investment securities were approximately $22 million. As a result, investment securities activity for the first nine months of 1999 used cash of approximately $10 million compared to net cash used of approximately $20 million for the same period in 1998, a change of approximately $10 million.

     At September 30, 1999, net cash flows provided by financing activities was $26,072,029 compared to $6,516,753 for the same period in 1998, a change of approximately $19.6 million. The majority of the increase was due to the proceeds from the issuance of the Capital Securities. Also, a decrease in deposits and repurchase agreements of $20,358,079 over 1998 was offset by an increase in advances from the FHLB and other borrowings of $23,617,506 for the same period.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Bank expects to be able to fund loan demand and other investing during 1999 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management believes that cash from its operations will be sufficient to meet its cash and capital requirements. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 1999, the Bank's ratios were 11.45%, 11.45%, and 18.81%, respectively, well in excess of the regulators' requirements. The significant increase was due to the issuance of the capital securities. The proceeds and subsequent impact on Tier I capital were realized prior to the consummation of the New London Trust, FSB acquisition.

     Book value per share was $12.77 at September 30, 1999, versus $13.20 per share at September 30, 1998. The decrease in accumulated other comprehensive income provided the decrease in book value per share.

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

     The Bank's one-year gap at September 30, 1999 was approximately -9.85%, compared to the December 31, 1998 gap of -6.78%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank's gap, of approximately negative ten percent at September 30, 1999, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of June 30, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

             Change                          Net Portfolio Value                           NPV as % of PV Assets
            in Rates             $ Amount         $ Change           % Change             NPV Ratio        Change
        ----------------      ---------------------------------------------------      -------------------------------------
     +300 bp  ..............       24,681         -13,463             -  35%                7.52%         -  368 bp
     +200 bp  ..............       29,779         - 8,365             -  22%                8.94%         -  225 bp
     +100 bp  ..............       34,381         - 3,763             -  10%               10.19%         -  100 bp
        0 bp  ..............       38,143              --                --                11.20%                --
    - 100 bp  ..............       40,652           2,509              +  7%               11.85%         +   65 bp
    - 200 bp  ..............       42,451           4,307              + 11%               12.30%         +  110 bp
    - 300 bp  ..............       44,532           6,389              + 17%               12.81%         +  161 bp

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

     The allowance for loan losses at September 30, 1999 was $2,860,080, compared to $3,117,068 at year-end 1998. As of September 30, 1999, the allowance included $2,719,797 in general reserves compared to $2,731,374 at year-end 1998. The total allowance represented 1.08% of total loans at September 30, 1999 versus 1.30% at year-end 1998. During the first nine months of 1999, the Bank had net charge-offs of $346,988 compared to net charge-offs of $56,329 for the same period in 1998. Included in the 1999 charge-offs was $335,422 resulting from the Bank selling $1,147,963 of non-performing loans during September. As a result of the sale, the allowance for loan losses as a percentage of non-performing loans was 338.10% at September 30, 1999, compared to 154.22% at December 31, 1998.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 1999, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Total classified loans, excluding special mention, as of September 30, 1999 were $1,833,000 compared to $5,356,046 at December 31, 1998. At September 30, 1999, loans classified as 90 days delinquent were $303,784 compared to $170,999 at December 31, 1998. At September 30, 1999, non-earning impaired loans were $542,147 compared to $1,850,214 at year-end 1998. Total non-performing assets amounted to $1,440,084 and $2,691,366, for September 30, 1999 and December 31, 1998, respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                           September 30,         December 31,
                                               1999                 1998
                                        --------------------   -----------------
90 day delinquent loans/(1)/            $  304     0.09%       $    171     0.05%
Non-earning impaired loans/(2)/            542     0.15%          1,850     0.57%
Other real estate owned                    594     0.17%            670     0.21%
                                        --------------------   -----------------
Total non-performing assets             $1,440     0.41%       $  2,691     0.83%
                                        ====================   =================
Troubled debt restructured              $    -        -        $    114     0.04%
                                        ====================   =================

/(1)/ All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

                                                   September 30,              December 31,
                                                       1999                      1998
                                                --------------------       --------------------
Real estate loans -
  Conventional                                  $    1,400        79%      $     1,473        79%
  Construction                                         119         1%              123         2%
Collateral and Consumer                                 79        12%               68        11%
Commercial and Municipal                             1,044         8%            1,007         8%
Other loans                                             78         -                60         -
Impaired Loans                                         140         -               386         -
                                               ---------------------       ---------------------
Valuation allowance                             $    2,860       100%      $     3,117       100%
                                               ---------------------       ---------------------
Total valuation allowance as a
  Percentage of total loans                           1.08%                       1.30%
                                                  ---------                  ----------

Results of Operations

     Net income for the nine months ended September 30, 1999, was $2,379,818, or $1.12 per common share (assuming dilution) compared to $2,202,755, or $1.04 per common share (assuming dilution) for the same period in 1998, an increase of $177,063, or 8.04%. Net income for the third quarter in 1999 remained essentially unchanged at $751,946, or $0.35 per share (assuming dilution) as compared to $751,096, or $0.36 per share (assuming dilution) for the same period in 1998. The increase in net income for the nine month period was due primarily to an increase in interest and dividends on investments and a decrease in the cost of deposits and the resultant increase in net interest income.

     Total interest income for the nine months and the three months ended September 30, 1999 decreased by $571,947, or 3.26%, to $16,998,621 and $47,606, or 0.81% to $5,814,722, respectively. The change is primarily attributable to a $1,120,154, or 7.30% and $118,193, or 2.38%, decrease in interest on loans, respectively. During the first quarter, as many of the Bank's loan customers refinanced adjustable rate loans into fixed rate loans, the Bank, in order to avoid interest rate risk, sold the loans into

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the secondary market. Fee income associated with the sales was recorded in other income. During the second and third quarters, many customers sought variable loan programs as interest rates increased. The Bank has traditionally held these loans in portfolio. As a result of the increased balances in the loan portfolio, the decrease in interest on loans over 1998, narrowed to 2.38% in the third quarter versus 7.53% for the second quarter.

     Partially offsetting the decrease in interest on loans was a $548,207, or 24.72% and $70,587, or 7.91% increase in interest and dividends on investments for the nine months and the three months ended September 30, 1999, respectively. Over the past several months, using certain proceeds from the Capital Securities issuance, the Bank increased its investment portfolio by purchasing quality corporate bonds and government agencies with favorable yields as a strategy to stabilize its yield on interest-earning assets.

     For the nine months and the three months ended September 30, 1999, total interest expense decreased $1,060,719, or 11.54% and $231,961, or 7.57%, respectively. The decrease was primarily a result of lower interest expense associated with deposits. During the first nine months of 1999, both total deposits and the cost of deposits decreased. Seasonal customer demands and alternative investment opportunities were the primary cause of the decrease in deposit balances. Many certificate of deposit customers sought investment alternatives as deposit rates continued to decline. Savings and interest-bearing checking accounts increased as customers elected shorter-term instruments.

     Interest expense on FHLB overnight and long-term advances increased $200,645, or 66.26% for the nine months ended and $267,891, or 367.97% for the three months ended September 30, 1999. At September 30, 1999, overnight and long-term FHLB advances totaled $18,165,000 compared to zero for the same period in 1998 as the Bank funded loan growth with FHLB advances. The weighted cost of advances was 4.83% at September 30,1999.

     Net interest income increased $488,772, or 5.83%, for the first nine months of 1999 and $184,355, or 6.59%, for the third quarter. As mentioned above, the increase was primarily attributable to a decrease in the cost of deposits and an increase in interest and dividends on investments.

     Due to continued lower levels of non-performing loans and lower loan portfolio average balances combined with management's assessment that reserve levels are adequate and credit risk has been reduced, the net provision for loan losses was maintained at $90,000 for the first nine months of 1999 as compared to $120,167 for the same period in 1998. For the third quarter, the net provision for loan losses was $30,000 compared to $53,329 for the same period in 1998. The total allowance represented 1.08% of total loans at September 30, 1999 versus 1.28% for the same period in 1998. As mentioned above, the decrease was associated with the sale of $1,147,963 of non-performing loans during September. As a result of the sale, the allowance for loan losses as a percentage of non-performing loans was 338.10% at September 30, 1999, compared to 154.22% at December 31, 1998.

     For the nine months ended September 30, 1999, total other income increased by $269,576, or 16.38% from $1,645,459 in 1998 to $1,915,035 for the same period in 1999. The change was primarily a result of an increase in loan origination and customer service fees and net gains on the sale of securities and property acquired in settlement of loans. For the third quarter, total other income decreased by $39,380, or 6.14%. A reduction in loan sale activity and the resultant fees accounted for the majority if this change.

     Total operating expenses increased $654,120, or 9.83% and $207,623, or 9.11% for the nine months and the three months ended September 30, 1999, respectively. The increase was primarily due to costs associated with additional staffing, increased benefit costs, occupancy and marketing expenses. Salaries and employee benefits increased as the Bank managed its loan production and prepared for the New London Trust, FSB acquisition. Occupancy costs increased as general expenses related to the

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Bank's branches increased and as depreciation expenses associated with capital expenditures done during 1998 were fully recognized. Marketing increased as the Bank enhanced its position within a highly competitive market and recognized costs associated with the New London Trust, FSB acquisition.

Financial Services Modernization Bill

     In October 1999, the U.S. Congress overwhelmingly passed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumer information, (v) adopt a number of provisions related to capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act and
(vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In particular, the pending legislation would restrict the authority of unitary savings and loan holding companies under current law to engage in non-financially related activities. Unitary savings and loan holding companies that are "grandfathers," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) would retain this authority. All other savings and loan holding companies would be limited to financially related activities permissible for financial holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

     Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under the current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     The Bank does not believe that the proposed legislation, as publicly reported, would have a material adverse effect on its operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the market currently served by the Bank.

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

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Common Shareholders
          ------------------------------------------------------
          None

Item 5.   Other Information
          -----------------

          As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and assumption of certain liabilities of New London Trust, FSB, including the three branches, pursuant to an agreement entered with PM Holdings, Inc., ("PM Holdings"), a wholly owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix"), and PM Trust Holding Company, a wholly owned subsidiary of PM Holdings. The acquisition occurred immediately after PM Trust's acquisition of all outstanding capital stock of New London Trust from Sun Life Assurance Company of Canada (U.S.). The agreements among the parties relating to this transaction were filed as exhibits to the Form 10-QSB for the quarter ended March 31, 1999.

          In connection with the acquisition, the Bank acquired the New London main office, Andover and Newbury branches of New London Trust with deposits totaling approximately $100 million and loans totaling approximately $81 million. The consolidated assets of the Company upon consummation of the acquisition of the three branches are in excess of $460 million. The acquisition was consummated after satisfaction of certain conditions, including the receipt of all requisite regulatory approvals and will be accounted for as a purchase under generally accepted accounting principles. The Bank paid $10,576,000 of a deposit premium.

          As of the date of this filing, it is impracticable to provide financial statements and pro forma financial information for the acquired branches of New London Trust. The required financial statements will be filed as soon as possible and in no event later than January 14, 2000, under cover of a Current Report on Form 8-K.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          A.) Exhibits:

          Exhibit 27:  Financial Data Schedules (EDGAR filing only)

          B.) Reports on Form 8-K:

              None

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                        -------------------------------------
                                                    (Registrant)




Date:      November 15 1999             /s/ Stephen W. Ensign
     ---------------------------        ---------------------------------------
                                        Stephen W. Ensign
                                        Vice Chairman of the Board, President
                                        and Chief Executive Officer


Date:      November 15, 1999            /s/ Stephen R. Theroux
     ---------------------------        ---------------------------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Operating Officer


Date:      November 15, 1999            /s/ Daryl J. Cady
     ---------------------------        ---------------------------------------
                                        Daryl J. Cady
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)