Form 10KSB40
period 1999-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2000-03-08
CIK 846931

A Vision For Continued Growth
================================================================================
     With A Commitment To Traditional Values



     While we have the technological resources and banking expertise to effectively serve our customers through the next millennium, we recognize the importance of maintaining the traditional values established by our forefathers. Since 1868, we've been committed to serving our customers by offering sound financial advice and investment strategies to help stimulate personal and regional growth.

     Our success and long-term stability are the result of a commitment to local residents and businesses. Our underlying philosophy remains... hard work, initiative, perseverance, and one-on-one personal associations.

                               Table of Contents


Selected Financial Highlights.......................................   1

President's Letter..................................................   2

Management's Discussion and Analysis................................   5

Report of Independent Auditors......................................  20

Financial Statements................................................  21

Notes to Financial Statements.......................................  27

Form 10-KSB.........................................................  48

Board of Directors..................................................  67

Officers and Managers...............................................  67

Board of Advisors...................................................  68

Shareholder Information.............................................  68

Information on Common Stock.........................................  68

                         Selected Financial Highlights

For the Periods Ended December 31,                         1999           1998          1997
---------------------------------------------------------------------------------------------
                                                      ($ in thousands, except per share data)

Net Income                                            $   3,309      $   3,119      $  2,771
Earnings Per Common Share/(1)/                        $    1.57      $    1.49      $   1.36
Earnings Per Common Share, Assuming Dilution/(1)/     $    1.56      $    1.47      $   1.33
Dividends Declared                                    $     .64      $     .60      $    .50
Dividend Payout Ratio                                     40.76%         40.27%        36.76%
Return on Average Assets                                    .91%           .96%          .88%
Return on Average Equity                                  12.08%         11.76%        11.44%

As of December 31,                                           1999           1998           1997
-----------------------------------------------------------------------------------------------
                                                       ($ in thousands, except book value data)

Total Assets                                          $   461,448    $   323,408    $   317,989
Total Deposits                                        $   366,638    $   282,049    $   271,227
Total Securities/(2)/                                 $    59,581    $    54,171    $    32,167
Net Loans                                             $   346,492    $   232,321    $   255,224
Federal Home Loan Bank Advances                       $    22,000    $         -    $    10,246
Shareholders' Equity/(3)/                             $    27,243    $    27,780    $    25,563
Book Value of Shares Outstanding                      $     12.93    $     13.20    $     12.24
Average Common Equity to Average Assets                      7.50%          8.19%          7.67%
Shares Outstanding                                      2,106,685      2,104,285      2,088,097
Number of Branch Locations                                     15             12             12



(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)  Shown at fair value.
(3) See Note 16 to Consolidated Financial Statements regarding the issuance of common stock.

                              President's Letter


 ...another year

of consistent

earnings

improvement in

1999...


     The Company realized yet another year of consistent earnings improvement in 1999. Strong market conditions continued throughout the year in residential mortgage lending and significant growth in commercial lending helped to further balance the assets within the loan portfolio. While the fourth quarter acquisition of three New London Trust offices brought with it a level of growth for 1999 that was not anticipated at this same time last year, our focus remains firmly fixed upon the delivery of products and services that bring value to our customers and meet their needs at the community level. The underlying goal of the Company continues to be the building of a franchise that will provide sustainable growth over time.

Record Earnings

     A progressive growth in earnings over the course of the year resulted in consolidated net income for the year-ended December 31, 1999 of $3,308,844, or $1.57 per share of common stock. This compares to net income of $3,118,750, or $1.49 per share, that the Company reported for year-end 1998. Integration of the New London Trust branches, combined with our own internal growth, resulted in total assets of $461,448,330 at year-end, as compared to $323,407,769 at December 31, 1998. All areas of the balance sheet saw significant changes over the course of the year that have repositioned the Company at a new baseline as we move forward into the next decade. Complete financial details of the year-ended December 31, 1999 are more fully covered in the Management Discussion and Analysis section immediately following this report.

Shareholder Value

     Tempered by concerns over the systematic rise in the level of interest rates over the course of the year and the impending date change issues surrounding the coming of the year 2000, the marketplace continued its late-1998 trend of discounting the value of financial oriented stocks. The Company was not immune from the effects of this general malaise, with the stock price ending this year at a closing price of $12.68 per share. Despite the growth in earnings, shareholder's equity was directly impacted by the level of interest rates at the end of the fourth quarter, resulting in a net reduction to $27,243,147 at December 31, 1999, from $27,779,606 at year-end 1998, and a corresponding book value adjustment to $12.93 from $13.20 per share. With the issuance of $16,400,000 in Capital Trust Preferred securities in August of 1999 associated with the branch acquisitions, the Company was able to complete the transaction without increasing the number of shares outstanding in the marketplace, thus creating a structure where the future growth in earnings will become immediately accretive to existing shareholders.

Primary Business

     The operating premise of community banking is the establishment and maintenance of long-term customer relationships. In some circles this is now being referred to in terms of 'brand-loyalty'. It is rooted in the underlying belief that value-related relationships last the longest when supported by the continuing enhancement of core services, coupled with multiple points of access. Competition in the financial services industry now comes from many different 'non-bank' sources, it will continue to strengthen, and it will become even more prolific and unfettered with the recent passage of financial reform legislation at the federal level in November of 1999.

     Choosing to compete within this expanding market place and diversified delivery system not only requires, it demands, the development of a clear strategic direction that embraces the blending of the best of technology with the fundamental aspects of our core business...the managing and nurturing customer relationships. This, then, is at the heart of what now faces the industry in general and our business in particular. We must address...at every level of the organization...the basic truth that all smaller institutions have a greater need to identify and understand their own specific areas of inherent vulnerability that arises from their limited base and scale. With this as background, an ever-evolving strategic plan has been crafted that mandates the continued development of a highly-skilled and motivated team of banking professionals, establishes a course for the expansion of products and services with a complementary variety of systems for their delivery to, and access by, our customers, and focuses on the need to reinforce the positioning of the Bank in its role as the dominant bank within clearly delineated markets.

Acquisition of Branches

     On April 13, 1999, we announced that agreements had been executed that would result in the purchase of three New London Trust branches and their associated $100 million in assets. While the process of successfully completing a transaction involving the allocation of assets among four parties on the buy-side created a number of logistical hurdles, the acquisition was accomplished with little or no disruption of service to the customer base. This makes the second acquisition for the Company over the last three-year period, with the purchase of Landmark Bank having been completed in early 1997. It is interesting to note that both of these transactions have taken place within our existing marketplace. The financial services industry looks favorably upon what are now called 'in-market' consolidations as the most beneficial of all possible transactions.

As we proceed with the integration of banking cultures, dedicated employees, and valued customers during this coming year, it is already clear that this will turn out to have been an important link to fulfilling the strategic mission of the institution.

Challenges and Opportunities

     The evolutionary role of community banking is adjusting from the world of branch banks located on street corners to branch banks located on the internet. This, in some circles, is becoming known as an environment of 'bricks and clicks'...where, in the course of any given day, a customer may find themselves strolling through a bank lobby in the morning and then scrolling through their account balances from home that evening. The customer, in either case, expects to receive service from the bank. From the perspective of the customer, the banking industry is supposed to provide safety and security...and solutions to their problems. The balance between 'high-touch' and 'high-tech' demands that we strive to be the best alternative for our customer base.

     By nature, tradition, and regulatory oversight, banks are responsive organizations and are not known as creative entities beyond the borders of product design. Growth for the institution must come from the identification of opportunities in the marketplace that will enhance existing customer relationships and develop new ones. The value of community banking lies in its 'people-to-people' business approach and the Bank will continue to seek out areas for expansion that are consistent with the underlying mission of the organization.


 ...the second

acquisition for the

Company over the

last three-year

period...within

our existing

market place

 ... strategic

direction that

embraces the

blending of the

best of technology

with the

fundamental

aspects of our core

business...


Fundamentals and Technology

     The day-to-day, month-to-month business of the Bank remains substantially unchanged. 1999 turned out to be another excellent year in the residential mortgage and commercial lending markets, with total gross loan production exceeding $160 million...an increase of roughly $20 million over 1998. While interest rates rose at a moderate pace during the year, borrowers continued to seek out fixed-rate mortgages and, as a result, our off-balance-sheet sold loan portfolio grew to nearly $154 million by year-end, an increase of $24 million over year-end 1998. Now that the fixed-rate mortgage market has reflected the recent rate increases introduced by the Federal Reserve, customers have turned their attentions back to adjustable-rate mortgages and the expectation is that the industry will not see the high level of activity that has prevailed over the last couple of years.

     A continuing emphasis on asset quality in the areas of audit and compliance remain the keystone to the value and stability of the Bank's loan portfolio. The economic expansion that has driven the prosperity of the 1990's is now showing signs of sector weakness and concern is being expressed over the sustainability of a robust economy. The lending of money has inherent risk and the Bank remains committed to the ongoing review of our lending activities to ensure the highest level of integrity, while minimizing potential areas of exposure. During 1999, the Bank was examined for 'Safety and Soundness' and 'Compliance and CRA' by the Office of Thrift Supervision. In each case, the examination process reinforced the fundamental value and operation of the banking franchise.

     Turning to technology, the Bank is preparing to offer full Internet banking by mid-year 2000. Viewed as yet another point of service, the introduction of internet banking will further enhance the ability of our customers to access their accounts and transact business in ways that best fit their individual lifestyles. Whether business is transacted in a branch lobby...at a drive-up ATM...over the touch-tone telephone banking system...or soon on the internet...it is a primary goal of the Bank to be as available and accessible as possible to meet the needs of our customers.

Looking Ahead

     A shared belief in the value of community banking is one common denominator between customers, employees and shareholders. It is this commitment that has, over the years, continued to foster our growth in assets and earnings, while at the same time enhancing the value of the banking franchise. As we look to build upon this success, we are humbled by the recognition that a bank is simply a bank and we should not envision ourselves to be, or that we can become, something that we are not. Community Banks should be different from other businesses or companies. As we continue to seek out opportunities that will be beneficial to the customer and profitable to the Bank and the Company, we will do so in a manner consistent within the expectations that have been laid before us.

In Closing

     The commitment and dedication of our employees is the foundation of our institution and our success. 1999 was filled with challenging events...all managed by a team of professionals who worked together at all levels to achieve a common goal. On behalf of our Board of Directors and management team, we would like to express our appreciation for the continuing support and confidence that is shown by our many customers and shareholders.


/s/ Stephen W. Ensign

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer

                     Management's Discussion and Analysis
                of Financial Condition and Results of Operation

General

     New Hampshire Thrift Bancshares, Inc.'s (the "Company") profitability is derived from its subsidiary, Lake Sunapee Bank, fsb (the "Bank"). The Bank's earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail banking service fees, and gains on security transactions supplement these core earnings.

     In 1999, the Company earned $3,308,844, or $1.56 per common share, assuming dilution, compared to $3,118,750, or $1.47 per common share, assuming dilution, in 1998, an increase of 6.10%. The increase in earnings is primarily attributed to the overall increase in loan production and investment activity and a decrease in interest expense.

     In 1999, the Bank originated a record $161.0 million in loans. Favorable interest rates during the first half of 1999, coupled with a dedicated loan origination team and support staff allowed existing and new customers to refinance or seek new funding more easily. As rates rose during the third quarter, customers elected to write adjustable rate mortgages. The Company holds these loans in portfolio. The Bank sells fixed rate loans into the secondary market and retains the servicing. For the year ended 1999, loan interest income increased 1.88%.

     Interest and dividends on investment securities increased 21.61% as the Company increased its investment securities portfolio by $9,526,344, or 17.72% (at amortized cost). Approximately $10.0 million of the proceeds from the issuance of a Capital Trust Preferred Securities ("capital securities"), issued as part of the New London Trust (NLT) transaction, were used.

     Interest expense decreased 2.68% during 1999 as many customers elected to deposit funds into lower-costing overnight accounts rather than long-term certificates of deposit. In addition, many customers sought alternative investment options. As a result, interest on deposits decreased 8.28%.

Year 2000

     Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

     Monitoring and managing the Year 2000 project has resulted in direct and indirect costs to the Company and the Bank. Total direct costs associated with the Year 2000 problem incurred, as of December 31, 1999, were approximately $100,000. The Company currently does not believe that such costs had a material effect on the results of operations. Both direct and indirect costs of addressing the Year 2000 problem were charged to earnings as incurred.

Acquisition of Assets

     On October 13, 1999, the Bank received regulatory approval to purchase three New London Trust, FSB branches located in New London, Andover, and Newbury, New Hampshire.

     As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and assumption of certain liabilities of New London Trust, FSB, including the three branches, pursuant to an agreement entered with PM Holdings, Inc., ("PM Holdings"), a wholly owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix"), and PM Trust Holding Company, a wholly owned subsidiary of PM Holdings. The acquisition occurred immediately after PM Trust's acquisition of all outstanding capital stock of New London Trust from Sun Life Assurance Company of Canada (U.S.). Lake Sunapee Bank, fsb intends to use the property and equipment acquired in the same capacity as New London Trust, FSB. The agreements among the parties relating to this transaction were filed as exhibits to the Form 10-QSB for the quarter ended March 31, 1999.

     In connection with the acquisition, the Bank acquired the New London main office, Andover and Newbury branches of New London Trust with deposits totaling approximately $100.0 million and gross loans totaling approximately $81.0 million. The consolidated assets of the Company upon consummation of the acquisition of the three branches are in excess of $450.0 million. The acquisition was consummated after satisfaction of certain conditions, including the receipt of all requisite regulatory approvals and will be accounted for as a purchase under generally accepted accounting principles. The Bank paid a $10,576,000 deposit premium. Systems were successfully converted over the weekend of October 30, 1999.

     On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities . The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures') of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of New London Trust, FSB. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

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

Financial Condition

     Total assets increased by $138,040,561, or 42.68% from $323,407,769 to
$461,448,330. As mentioned above, the increase in total assets resulted primarily from the acquisition of three NLT branches. The Company acquired approximately $100.0 million in assets mid-way through the fourth quarter.
Total loans increased $111,001,376, or 46.42% from $239,116,440 to $350,117,816.
Excluding the impact of the NLT acquisition, total loans increased $29,769,007, or 12.45% from $239,116,440 to $268,885,447. This increase was primarily attributed to a change in the mix of the Bank's loan portfolio. As interest rates rose during 1999, many consumers sought adjustable rate loans. As mentioned above, the Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 75% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years. The net level of loans sold into the secondary market increased by approximately $24.0 million during 1999. At December 31, 1999, the Bank had approximately $154.0 million in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk. The table on page 15 illustrates the maturities of the loan portfolio at December 31, 1999. Real estate loans increased by $87,440,692, or 45.45% from $192,381,942 to $279,822,634, the majority of which was NLT related.

     Gross investment securities increased by $9,526,344, or 17.72% from $53,755,251 to $63,281,596 (at amortized cost). As mentioned, the Bank used proceeds from the issuance of the Company's capital securities to purchase investment securities. This provided an increase in interest and dividends on investment of $700,069, or 21.61%. The Bank's net unrealized loss of $3,700,908 at December 31, 1999 compares to a net unrealized gain of $415,501 for the same period in 1998. This change of $4,116,409 in market value reflects the increase in interest rates during 1999 and the resultant decrease in bond values.

     Real estate owned and property acquired in settlement of loans decreased by a net $451,153, or 67.32% to $219,000. This total includes two properties. During 1999, nine real estate owned properties totaling $690,243, in carrying value, were sold. Included in the nine properties was $341,993 in carrying value for the sale of the five remaining lots at Blye Hill Landing, Newbury, NH.

     Deposits increased by $84,588,933, or 29.99% to $366,638,089 from
$282,049,156. The increase was attributable to the acquisition of three NLT branches, as mentioned above. Excluding the deposits acquired from NLT, deposits decreased $12,975,715, or 4.60% and Certificates of Deposit (CDs) decreased $20,629,825, or 17.04% as many customers sought non-bank investment alternatives. At December 31, 1999, CDs comprised 37% of total deposits versus 43% last year. Many other customers took advantage of the Bank's favorable Money Market Deposit Account interest rate as this account increased to 15% of total deposits compared to 10% in 1998.

     Advances from the Federal Home Loan Bank ("FHLB") and other borrowed funds increased by $34,440,000. The increase was used to fund liquidity needs including vault cash and loan activity. During the last 5 months of 1999, the Bank gradually increased vault cash in anticipation of Y2K withdrawals. The need never materialized and subsequent to year-end, the excess vault cash was returned to the Federal Reserve Bank. As a result, Federal Home Loan Bank advances and other borrowings decreased $14,440,000 in January 2000. During 1999, repurchase agreements increased $2,189,001 as businesses sought investment alternatives through the Bank.

Liquidity and Capital Resources

     The Bank is required by its regulator, the Office of Thrift Supervision ("OTS"), to maintain a 4% ratio of liquid assets to net withdrawable funds. At year-end 1999, the Bank's ratio of 5.23% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 1999, the Bank had approximately $100.0 million in additional borrowing capacity from the FHLB.

     At December 31, 1999, the Company's shareholders' equity totaled $27,243,147 compared to $27,779,606 at year-end 1998. The decrease of $536,459 reflects net income of $3,308,844, the payment of $1,347,201 in common stock dividends, the exercise of 2,400 stock options in the amount of $7,800, a gain of $16,500 on the sale of treasury stock, a tax benefit on stock options of $4,249, and the change of $2,526,651 in accumulated other comprehensive income. As interest rates continued to increase throughout 1999, the Bank's bond portfolio decreased in value.

     During 1999, the Bank upstreamed $1,000,000 to its parent company New Hampshire Thrift Bancshares, Inc. ("NHTB"). The purpose of the upstream was to help offset the payment of dividends to NHTB shareholders.

     Net cash provided by operating activities increased $8,608,479 to $8,731,945 in 1999 from $123,466 in 1998. The change in loans held-for-sale and the change in accrued expenses and other liabilities accounted for the majority of the change.

     Net cash flows used in investing activities changed by $37,560,035 from $255,713 in 1998 to negative $37,304,322 in 1999. The change was primarily attributed to a $33,555,975 increase in loans, excluding the impact of the NLT acquisition versus a $22,628,959 decrease in 1998..

     In 1999, net cash provided by financing activities increased $32,247,995 to $34,846,748 from $2,598,753 in 1998. During 1999, net proceeds from FHLB and Ideal Way advances and an increase in borrowed funds of $34,440,000 coupled with net proceeds from the issuance of the NHTB capital trust of $15,493,290, offset by a net deposits decrease of $13,763,641, including repurchase agreements, excluding the impact of the NLT acquisition, accounted for the majority of the change.

     The Bank expects to be able to fund loan demand and other investing during 2000 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     The Bank is required to maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 1999, the Bank's ratios were 6.74%, 6.74%, and 11.59%, respectively, well in excess of the regulators' requirements.

     Book value per share was $12.93 at December 31, 1999 versus $13.20 per share at December 31, 1998. The change in the market value of the Bank's investment security portfolio accounted for the majority of the change in book value per share.

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

     The Bank's one-year gap at December 31, 1999, was - 9.47%, compared to the December 31, 1998 gap of -6.78%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's one-year gap, of approximately negative nine percent at December 31, 1999, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table shows the Bank's interest rate sensitivity (gap) table at December 31, 1999:

                                       0-3           3-6        6 Months-         1-3        Beyond
                                      Months       Months        1 Year         Years       3 Years       Total
                               ---------------------------------------------------------------------------------
                                                                ($ in thousands)
Interest earning assets:
  Loans /(1), (2)/                  $  31,675    $  28,173    $    63,099    $  93,257    $ 132,875    $ 349,079
  Investments and federal
    funds sold                          9,959        8,973         10,830        6,478       23,341       59,581
                               ---------------------------------------------------------------------------------
Total                                  41,634       37,146         73,929       99,735      156,216      408,660
                               ---------------------------------------------------------------------------------

Interest bearing liabilities:
 Deposits                              58,029       39,133         45,754      118,027       84,098      345,041
 Repurchase agreements                 14,038            -              -            -            -       14,038
 Borrowings                            19,440       15,000              -            -            -       34,440
                               ---------------------------------------------------------------------------------
Total                                  91,507       54,133         45,754      118,027       84,098      393,519
                               ---------------------------------------------------------------------------------
Period sensitivity gap                (49,873)     (16,987)        28,175      (18,292)      72,118       15,141

Cumulative sensitivity gap          $ (49,873)   $ (66,860)   $   (38,685)   $ (56,977)   $  15,141

Cumulative sensitivity gap
   as a percentage of
   interest-earning assets             -12.20%      -16.36%         -9.47%       13.94%        3.71%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.
(1) Excludes non-earning assets.
(2) Includes discount on purchased loans.

The following table sets forth the Bank's NPV as of September 30, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

     Change                    Net Portfolio Value                                  NPV as % of PV Assets
    in Rates        $ Amount         $ Change           % Change            NPV Ratio           Change
--------------      ------------- ----------------- -------------------    --------------- ----------------
+300 bp............. 35,907             -12,768             -  26%              10.37%         -  318 bp
+200 bp............. 40,779             - 7,896             -  16%              11.62%         -  194 bp
+100 bp............. 45,169             - 3,506             -   7%              12.71%         -   85 bp
   0 bp............. 48,675                  --                --               13.56%                --
-100 bp............. 50,823               2,148             +   4%              14.06%         +   50 bp
-200 bp............. 52,160               3,485             +   7%              14.36%         +   80 bp
-300 bp............. 53,824               5,149             +  11%              14.73%         +  117 bp

Results of Operations

Net Interest Income

     Net interest income for the year ended December 31, 1999 increased by $1,403,763, or 12.67%, to $12,482,585. This increase can be primarily attributed to the increased volume in the loan and investment portfolios of the Bank and the decrease in interest expense on deposits.

     Total interest income increased by $1,076,884, or 4.63%. The increase is primarily related to the volume in the loan and investment portfolios. As rates began to rise during the second half of 1999, the Bank held adjustable rate loans in portfolio. In addition, portfolio adjustable rate loans began to re-price. As a result, interest on loans increased $376,815. Interest and dividends on investments increased $700,069. As mentioned above, during the third quarter of 1999, the Company issued capital securities. The majority of the proceeds were used to purchase investment securities. During 1999, the Bank's yield on investment securities increased to 6.65% from 6.03% in 1998.

     Total interest expense decreased $326,879, or 2.68%, with 91.94% attributed to a rate related decrease in interest expense on deposits. The Bank's overall cost of funds decreased from 4.32% to 3.75% in 1999. As mentioned above, interest rates decreased during the first half of 1999. The Bank's average deposits as a percentage of total interest bearing liabilities decreased from 93.22% in 1998 to 90.61% in 1999 as other funding sources were utilized during 1999. The cost of deposits, including repurchase agreements, in 1999 was 3.60% versus 4.29% in 1998. This decrease was a result of lower balances in higher costing instruments. During 1999, the Bank utilized the FHLB advance program to fund loan growth and to neutralize the effect of decreased deposits. FHLB advances typically are higher costing instruments than deposits. The cost of other borrowed money was 5.86% in 1999 compared to 5.53% in 1998.

     The Bank's interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.57% in 1999 compared to 3.43% in 1998. The Bank's net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.75% from 3.69%.

        ______________________________________________________________

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:


                                                              1999     1998      1997      1996      1995
                                                            --------  -------   --------   -------   ----
Yield on loans                                                7.46%    8.13%     8.20%     7.86%     7.71%
Yield on investment securities                                6.65%    6.03%     6.23%     6.35%     6.53%
Combined yield on loans and investments                       7.32%    7.75%     7.97%     7.67%     7.58%
Cost of deposits, including repurchase agreements             3.60%    4.29%     4.46%     4.36%     4.27%
Cost of other borrowed funds                                  5.86%    5.53%     5.90%     5.86%     6.42%
Combined cost of deposits and borrowings                      3.75%    4.32%     4.54%     4.54%     4.50%
Interest rate spread                                          3.57%    3.43%     3.43%     3.13%     3.08%
Net interest margin                                           3.75%    3.69%     3.67%     3.44%     3.42%

The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:


Year ended December 31,                         1999                             1998                            1997
                                   -------------------------------  ------------------------------   ------------------------------
                                   Average/(1)/           Yield/    Average/(1)/           Yield/    Average/(1)/            Yield/
                                    Balance      Interest   Cost     Balance     Interest    Cost     Balance      Interest   Cost
                                   -------------------------------  ------------------------------   -------------------------------
                                                                       ($ in thousands)
Assets:
Interest earning assets:
  Loans /(2)/                      $  273,344  $  20,400    7.46%   $  246,373  $  20,023    8.13%    $  258,704  $  21,214    8.20%
  Investment securities and
     other/ (3)/                       59,285      3,940    6.65%       53,732      3,240    6.03%        34,841      2,172    6.23%
                                   ---------------------            ---------------------             ---------------------
  Total interest earning
     Assets                           332,629     24,340    7.32%      300,105     23,263    7.75%       293,545     23,386    7.97%
                                   ---------------------            ---------------------             ---------------------

Non-interest earning assets
  Cash                                 11,872                            8,283                             7,766
  Other non-interest earning
     assets/ (4)/                      21,002                           15,437                            14,537
                                   ----------                       ----------                        ----------
  Total non-interest earning
     Assets                            32,874                           23,720                            22,303
                                   ----------                       ----------                        ----------
Total                              $  365,503                       $  323,825                        $  315,848
                                   ==========                       ==========                        ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings, NOW and MMAs            $  166,621  $   4,188    2.51%   $  136,137  $   3,996    2.94%    $  119,911  $   3,749    3.13%
  Time deposits                       119,688      6,095    5.09%      127,065      7,215    5.68%       135,224      7,624    5.64%
  Repurchase agreements                 8,924        358    4.01%       12,775        621    4.86%         5,989        257    4.29%
  Capital securities and
     Other borrowed funds              20,749      1,216    5.86%        6,365        352    5.53%        16,535        975    5.90%
                                   ---------------------            ---------------------             ---------------------
  Total interest bearing
     Liabilities                      315,982     11,857    3.75%      282,342     12,184    4.32%       277,659     12,605    4.54%
                                   ---------------------            ---------------------             ---------------------
Non-interest bearing
     Liabilities:
  Demand deposits                      17,291                           11,672                            10,406
  Other                                 4,843                            3,285                             3,555
                                   ----------                       ----------                        ----------
Total non-interest bearing
     Liabilities                       22,134                           14,957                            13,961
                                   ----------                       ----------                        ----------
Shareholders' equity                   27,387                           26,526                            24,228
                                   ----------                       ----------                        ----------
Total                              $  365,503                       $  323,825                        $  315,848
                                   ==========                       ==========                        ==========

Net interest rate spread                       $  12,483    3.57%               $  11,079    3.43%                $  10,781    3.43%
                                               =================                =================                 =================

Net interest margin                                         3.75%                            3.69%                             3.67%
                                                          ======                           ======                            ======
Ratio of interest-earning assets
     to interest bearing liabilities                      105.27%                          106.29%                           105.72%
                                                          ======                           ======                            ======

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

                                                                                      Year ended December 31, 1999 vs. 1998
                                                                                                Increase (Decrease)
                                                                                                      due to
                                                                                   Volume              Rate                Total
                                                                                   ---------------------------------------------
                                                                                                ($ in thousands)
Interest income on loans                                                           $  2,099         $   (1,722)        $     377
Interest income on investments                                                          368                332               700
                                                                                   ---------------------------------------------
     Total interest income                                                            2,467             (1,390)            1,077
                                                                                   ---------------------------------------------

Interest expense on savings, NOW and MMAs                                               451               (259)              192
Interest expense on time deposits                                                      (393)              (727)           (1,120)
Interest expense on repurchase agreements                                              (154)              (109)             (263)
Interest expense on capital securities and other borrowings                             843                 21               864
                                                                                   ---------------------------------------------
     Total interest expense                                                             747             (1,074)             (327)
                                                                                   ---------------------------------------------
     Net interest income                                                           $  1,720         $     (316)        $   1,404
                                                                                   =============================================

                                                                                       Year ended December 31, 1998 vs. 1997
                                                                                                 Increase (Decrease)
                                                                                                     due to
                                                                                   Volume              Rate                Total
                                                                                   ---------------------------------------------
                                                                                                 ($ in thousands)
Interest income on loans                                                           $ (1,010)        $     (181)        $  (1,191)
Interest income on investments                                                        1,135                (67)            1,068
                                                                                   ---------------------------------------------
     Total interest income                                                              125               (248)             (123)
                                                                                   ---------------------------------------------

Interest expense on savings, NOW and MMAs                                               448               (201)              247
Interest expense on time deposits                                                      (464)                55              (409)
Interest expense on repurchase agreements                                               326                 38               364
Interest expense on other borrowings                                                   (565)               (58)             (623)
                                                                                   ---------------------------------------------
     Total interest expense                                                            (255)              (166)             (421)
                                                                                   ---------------------------------------------
     Net interest income                                                           $    380         $      (82)        $     298
                                                                                   =============================================

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

    The allowance for loan losses at December 31, 1999 was $4,320,563, compared to $3,117,068 at year-end 1998. The allowance in 1999 includes $4,111,059 in general reserves as compared to $2,731,374 in 1998. During 1999, the Bank had net charge-offs of $338,179 compared to $64,550 in 1998. Net charged-off loans during 1999 amounted to 0.12% of average loans, as compared to 0.03% in 1998. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was maintained at $120,000 in 1999. The allowance represented 1.23% of total loans at year-end 1999 versus 1.30% at year-end 1998. The allowance for loan losses as a percentage of total non-performing loans was 246.85% at December 31, 1999 compared to 154.22% at December 31, 1998. Please refer to Note 6 "Loans Receivable", in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

     As of December 31, 1999 there were no other loans not included in the tables below or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of December 31, 1999 and 1998 were $2,988,696 and $5,356,046, respectively. Total non-performing assets amounted to $1,969,305 and $2,691,366 for the respective years. Beginning in December 31, 1998, non-earning assets were included in impaired loans. At December 31, 1999, loans classified as 90-day delinquent were $711,149 compared to $170,999 at December 31, 1998.

      __________________________________________________________________


The following table sets forth the breakdown of non-performing assets:


                                                            1999          1998          1997          1996          1995
                                                     ----------------------------------------------------------------------
90 day delinquent loans /(1)/                          $    711,149  $    170,999  $    691,567  $    787,930  $  1,144,293

Non-earning assets /(2)/                                  1,039,156     1,850,214       578,387       848,942       297,172
                                                     ----------------------------------------------------------------------

Total non-performing loans                                1,750,305     2,021,213     1,269,954     1,636,872     1,441,465

Real estate owned                                           219,000       670,153       516,153       707,026       984,185
                                                     ----------------------------------------------------------------------

Total non-performing assets                            $  1,969,305  $  2,691,366  $  1,786,107  $  2,343,898  $  2,425,650
                                                     ======================================================================
Troubled debt restructured                             $        N/A  $    114,110  $    297,926  $        N/A  $    445,417
                                                     ======================================================================
Impaired loans                                         $  1,039,156  $  1,850,214  $  1,942,320  $  1,188,183  $        N/A
                                                     ======================================================================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.


/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are classified as impaired.

The following table sets forth 90 day delinquent loans by category:

                                                1999        1998        1997        1996         1995
                                          --------------------------------------------------------------
Real estate loans -
     Conventional                           $  282,194  $  136,699  $  679,356  $  723,595  $  1,132,475
     Construction
Consumer loans                                   8,267       4,300      11,347      64,335         3,983
Commercial and municipal loans                 420,688      30,000         636                     7,835
Other loans                                                                228
                                          --------------------------------------------------------------
     Total                                  $  711,149  $  170,999  $  691,567  $  787,930  $  1,144,293
                                          ==============================================================



The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans as of December 31:

                                  1999                 1998                  1997                1996                1995
                           ---------------------------------------------------------------------------------------------------------
Real estate loans -
     Conventional             $ 1,952,896    78%   $ 1,473,248     79%   $ 1,561,632    80%   $ 1,603,860    84%  $  687,547   83%
     Construction                 146,899     2%       122,587      2%       111,604     1%        83,750            201,257
Collateral and
  Consumer loans                  132,641    11%        68,283     11%        59,225    11%        36,873    12%       8,067   12%
Commercial and
  Municipal loans               1,799,514     9%     1,007,256      8%     1,006,335     8%       294,034     4%     276,526    4%
Impaired loans                    209,115              385,694               322,655              139,509            654,663    1%
Other                              79,498               60,000
                           ---------------------------------------------------------------------------------------------------------
Valuation allowance           $ 4,320,563   100%   $ 3,117,068    100%   $ 3,061,451   100%   $ 2,158,026   100%  $1,828,060  100%
                           =========================================================================================================
Valuation allowance
  As a percentage of
  Total loans                        1.23%                1.30%                 1.18%                 .98%               .87%
                           =========================================================================================================

The following sets forth the maturities of the loan portfolio at December 31, 1999:

                                                              One year      One thru            Over
Maturities:                                                   or less      Five years        Five years            Total
Real Estate Loans -                                        $ 13,857,569   $ 41,361,986      $ 224,603,079      $ 279,822,634
                                                        --------------------------------------------------------------------
Real Estate Loans with:
  Predetermined interest rates                                3,487,719     12,415,936         53,449,778         69,353,433
  Adjustable interest rates                                  10,369,850     28,946,050        171,153,301        210,469,201
                                                        --------------------------------------------------------------------
                                                             13,857,569     41,361,986        224,603,079        279,822,634
                                                        --------------------------------------------------------------------

Collateral Loans -                                           14,455,537      7,725,153          3,812,644         25,993,334
                                                        --------------------------------------------------------------------
Collateral Loans with:
  Predetermined interest rates                               13,511,366      5,481,905            997,358         19,990,629
  Adjustable interest rates                                     944,171      2,243,248          2,815,286          6,002,705
                                                        --------------------------------------------------------------------
                                                             14,455,537      7,725,153          3,812,644         25,993,334
                                                        --------------------------------------------------------------------

Consumer Loans -                                             11,910,622         50,133                  -         11,960,755
                                                        --------------------------------------------------------------------
Consumer Loans with:
  Predetermined interest rates                                  247,257         50,133                  -            297,390
  Adjustable interest rates                                  11,663,365              -                  -         11,663,365
                                                        --------------------------------------------------------------------
                                                             11,910,622         50,133                  -         11,960,755
                                                        --------------------------------------------------------------------

Commercial/Municipal Loans-                                  10,997,921     11,694,452          9,524,423         32,216,796
                                                        --------------------------------------------------------------------
Commercial/Municipal Loans with:
  Predetermined interest rates                                3,106,494      5,197,858          1,475,656          9,780,008
  Adjustable interest rates                                   7,891,427      6,496,594          8,048,767         22,436,788
                                                        --------------------------------------------------------------------
                                                             10,997,921     11,694,452          9,524,423         32,216,796
                                                        --------------------------------------------------------------------

Other Loans -                                                     1,496          2,101                  -              3,597
                                                        --------------------------------------------------------------------
Other Loans with:
  Predetermined interest rates                                    1,496          2,101                  -              3,597
  Adjustable interest rates                                           -              -                  -                  -
                                                        --------------------------------------------------------------------
                                                                  1,496          2,101                  -              3,597
                                                        --------------------------------------------------------------------

                                                        --------------------------------------------------------------------
Unamortized adjustment to fair value                                  -              -            120,700            120,700
                                                        --------------------------------------------------------------------
TOTALS                                                     $ 51,223,145   $ 60,833,825      $ 238,060,846      $ 350,117,816
                                                        ====================================================================

The preceding schedule includes $1,039,156 of non-earning assets categorized within the respective loan types.

Other Income and Expense


     Total non-interest income increased by $264,259, or 10.00% to $2,907,060. Net gains on the sale of securities, bank property and loans totaled $445,382 at year-end 1999 compared to $531,946 for the same period in 1998. The change was primarily attributed to a $164,732, or 107.33% decrease in gains on investment securities. Gains on the sale of loans were $320,133 in 1999 compared to $371,991 for 1998, a decrease of 13.94%. As mentioned above, during the second half of 1999, as rates rose, consumers elected to write adjustable rate loans, which the Bank holds. Loan origination fees increased 64.37% due to record loan volume during 1999. The 14.62% increase in customer service fees was primarily due to an increase in fee-based transaction-type accounts. Rental income increased by 12.26% as the Bank leased some of its previously unoccupied property and acquired new rentals from the NLT transaction.


     Total operating expenses increased $1,414,014, or 15.92% to $10,293,756. The increase was due to many factors. Salaries and benefits increased $1,077,681, or 25.52%. During 1999, as volume and activity increased, fifteen new positions were added. In addition, salary expenses associated with Y2K and NLT were realized. Health care and pension costs also increased during 1999, by approximately 25%. Occupancy costs increased $176,135, or 10.13% as the Bank realized costs associated with the properties and leases acquired as part of the NLT transaction. In addition, hardware and software depreciation increased during 1999 due to purchases that were part of the Bank's Y2K efforts. Outside services decreased $61,876, or 9.67%. The decrease was primarily attributable to the discontinuance of loan processing services that were outsourced during 1998. Advertising and promotion increased 31.38% due to marketing associated with the NLT acquisition. In addition, goodwill increased 49.13% during 1999 for the same reason. Other expenses were flat, increasing just 1.37% during 1999.

Financial Modernization

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the Act (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act,
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.


     The Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Act. The Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon issuance of an ATM card any fees that may be imposed by the institution on ATM users. For older ATM's, financial institutions will have until December 31, 2004 to provide such notices.

     The OTS has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. The Company would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information" to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Company would be required to provide customers with the ability to "opt-out" of having their personal information shared with affiliated third parties. The Company currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with regulations when they are adopted in final form. The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

     The Company does not believe that the Act will have a material adverse affect upon Bank operations in the near term. However, to the extent the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Impact of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS Nos. 133 when adopted will not have a material effect on the Bank's financial statements.

Accounting for Income Taxes

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 includes net deferred income tax expense (benefit) of $406,029, $364,723, and $(575,835), respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

     The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 1998 and 1997

     In 1998, the Company earned $3,118,750, or $1.47 per common share, assuming dilution, compared to $2,770,932, or $1.33 per common share, assuming dilution, in 1997. The increase in earnings can be primarily attributed to the overall increase in loan production, an increase in investment securities, and a decrease in advances from the Federal Home Loan Bank. In 1998, the Bank originated a record $142 million in loans. As a result, fees from loan originations, mortgage servicing fees and rights, and gains on the sale of loans increased 28.44%. The increase in investment securities resulted from a strategy implemented to offset the decrease in interest earned on loans. In addition, during 1998, the Bank was able to prepay all of its FHLB advances. By increasing the interest earned on investment securities and decreasing its interest expense on advances, net interest income increased 2.76%.

Financial Condition

     Total assets increased by $5,418,807, or 1.70% from $317,988,962 to $323,407,769. The increase in total assets resulted primarily from an increase in investment securities and federal funds sold. Total loans decreased from $259,060,873 to $239,116,440, or 7.70%. The decrease in loans is primarily attributed to a change in the mix of the Bank's loan portfolio. As interest rates fell during 1998, many consumers refinanced their loans into fixed rate instruments. In order to protect against interest rate risk, the Bank sells fixed rate loans into the secondary market, retaining the servicing. To offset the decrease in loans, the Bank invested proceeds from the sale of loans into corporate bonds and government agency securities. As mentioned, this practice also enabled the Bank to maintain its interest rate spread. Real estate loans decreased by $17,569,384, or 8.37% from $209,951,326 to $192,381,942. The net level of loans sold into the secondary market increased by approximately $60 million. At December 31, 1998, the Bank had approximately $130 million in its servicing portfolio.

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

     Deposits increased by $10,822,196, or 3.99% to $282,049,156 from
$271,226,960. During 1998, the Bank introduced the Navigator Club. Customers with combined account balances of $5,000 or more were eligible to join. During 1998, the Bank opened approximately 1,500 of these accounts. Customers also took advantage of the Bank's favorable Money Market Deposit Account interest rate. As a result, this account increased 15% to approximately $27 million. During 1998, Certificates of Deposit (CDs) decreased $12,000,676 from $133,097,650 to $121,096,974. The decrease was primarily attributed to the maturity of brokered and non-personal CD's that were acquired from Landmark Bank during 1997. The Bank elected not to renew these high costing brokered deposits. In addition, 1998 was the final year for the 'Apple' CD program the Bank offered 10 years ago. Still, many customers continued to place funds in CDs, with CDs comprising 42.93% of total deposits versus 49.07% last year.

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

     Net cash provided by operating activities decreased $2,795,207 to $123,466 in 1998 from $2,918,673 in 1997. The change in loans held-for-sale, gains and losses on other investments and deferred taxes accounted for the majority of the change.

     Net cash flows used in investing activities increased by $4,282,794 from negative $4,027,081 in 1997 to negative $255,713 in 1998. The change in net cash flows used for securities activity of $18,787,981 was offset by a decrease in loans held in portfolio of $23,020,732.

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

     The Bank is required to maintain tangible, core, and risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 1998, the Bank's ratios were 7.31%, 7.31%, and 12.63%, respectively, well in excess of the regulators' requirements.

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

     Total interest income decreased by $122,794, or 0.53%, the decrease is primarily related to the change in interest rates. Interest on loans decreased $1,190,531 while interest and dividends on investments increased

$1,067,737. During 1998, the Bank's yield on interest earning assets decreased to 7.75% from 7.97% in 1997.

     Total interest expense decreased $420,336, or 3.33%, with 129.21% attributed to a volume related decrease in interest expense on borrowings. The Bank's overall cost of funds decreased from 4.54% to 4.32% in 1998. The Bank's average deposits as a percentage of total interest bearing liabilities increased from 91.89% in 1997 to 93.22% in 1998. Total deposit costs, including repurchase agreements, in 1998 were 4.29% versus 4.46% in 1997. As mentioned above, the Bank elected not to renew the brokered CD's acquired from Landmark Bank in 1887, which matured in January of 1998. In an effort to reduce the Bank's overall cost of funds, the Bank repaid all of its outstanding advances as of December 31, 1998. During 1998, the Bank's cost of advances decreased from 5.90% to 5.53%. The Bank's interest rate spread was 3.43% for both 1998 and 1997. The Bank's net interest margin increased slightly to 3.69% from 3.67%.

Provision for Loan Losses

     The allowance for loan losses at December 31, 1998 was $3,117,068, compared to $3,061,451 at year-end 1997. The allowance in 1998 includes $2,731,374 in general reserves as compared to $2,783,484 in 1997. During 1998, the Bank had net charge-offs of $64,550 compared to $879,340 in 1997. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced by $812,304 to $120,167 in 1998 from $932,471 in 1997. In addition, net charged-off loans during 1998 amounted to 0.03% of average loans, as compared to 0.35% in 1997. The allowance represented 1.30% of total loans at year-end 1998 versus 1.18% at year-end 1997. The allowance for loan losses as a percentage of total non-performing loans was 154.22% at December 31, 1998 compared to 241.07% at December 31, 1997.

     Total classified loans, excluding special mention, as of December 31, 1998 and 1997 were $5,356,046 and $4,859,402, respectively. Total non-performing assets amounted to $2,691,366 and $1,786,107 for the respective years. As of December 31, 1998, non-earning assets included impaired loans. At December 31, 1998, loans classified as 90-day delinquent were $170,999 compared to $691,567 at December 31, 1997.

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

     Total operating expenses increased $481,731, or 5.74% to $8,879,742. The increase was due to many factors. Salaries and benefits increased $175,481, or 4.34% due to normal wage increases and rising health insurance costs. Occupancy costs increased $155,466, or 9.82% as the Bank realized twelve months of costs associated with its newest branch at Centerra Market Place. In addition, depreciation costs increased approximately 22% during 1998 as new computer hardware and software was capitalized as part of the Bank's Y2K efforts. Outside services increased $150,374, or 30.74%. Including an increase of $34,309 for loan processing services that were outsourced during 1998 and an increase in consulting fees of $61,160 as the Bank hired a Y2K consultant and outsourced some of its internal audit functions.

              [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                 /s/ Shatswell, MacLeod & Company, P.C.
                                 SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 19, 2000

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
             -----------------------------------------------------
                Consolidated Statements of Financial Condition


As of December 31,                                                              1999           1998
--------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                    $ 22,558,929   $  8,701,558
 Federal funds sold                                                                    -      7,583,000
                                                                            ---------------------------
   Cash and cash equivalents                                                  22,558,929     16,284,558
 Securities available-for-sale                                                47,540,736     52,137,753
 Securities held-to-maturity (fair value of $9,625,616)                       10,006,952              -
 Other investments                                                             2,032,999      2,032,999
 Loans held-for-sale                                                                   -      3,775,802
 Loans receivable, net                                                       346,491,828    232,321,171
 Accrued interest receivable                                                   2,450,268      1,725,235
 Bank premises and equipment, net                                             10,028,893      8,416,182
 Investments in real estate                                                      516,533        531,729
 Real estate owned and property acquired in settlement of loans                  219,000        670,153
 Goodwill                                                                     13,850,308      3,213,028
 Other assets                                                                  5,751,884      2,299,159
                                                                            ---------------------------
   Total assets                                                             $461,448,330   $323,407,769
                                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Deposits:
  Noninterest bearing                                                       $ 21,597,464   $ 16,521,820
  Interest-bearing                                                           345,040,625    265,527,336
                                                                            ---------------------------
   Total deposits                                                            366,638,089    282,049,156
 Securities sold under agreements to repurchase                               14,038,117     11,849,116
 Federal Home Loan Bank Ideal Way advances                                    12,440,000              -
 Federal Home Loan Bank advances, short term                                  22,000,000              -
 Accrued expenses and other liabilities                                        2,688,977      1,729,891
                                                                            ---------------------------
   Total liabilities                                                         417,805,183    295,628,163
                                                                            ---------------------------

GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR
 SUBORDINATED DEBENTURES                                                      16,400,000              -
                                                                            ---------------------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                                      -              -
 Common stock, $.01 par value, per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,106,685 shares outstanding
  at December 31, 1999 and 2,479,858 shares issued and 2,104,285
  shares outstanding at December 31, 1998                                         24,798         24,798
 Paid-in capital                                                              17,895,316     17,874,567
 Retained earnings                                                            14,044,427     12,082,784
 Accumulated other comprehensive income (loss)                                (2,271,617)       255,034
                                                                            ---------------------------
                                                                              29,692,924     30,237,183
 Treasury stock, at cost, 373,173 shares as of December 31, 1999 and
  375,573 shares as of December 31, 1998                                      (2,449,777)    (2,457,577)
                                                                            ---------------------------

   Total shareholders' equity                                                 27,243,147     27,779,606
                                                                            ---------------------------

   Total liabilities and shareholders' equity                               $461,448,330   $323,407,769
                                                                            ===========================

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                       Consolidated Statements of Income

For the years ended December 31,                                     1999         1998          1997
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest on loans                                               $20,400,308   $20,023,493  $21,214,024
 Interest and dividends on investments                             3,939,762     3,239,693    2,171,956
                                                                 --------------------------------------
   Total interest income                                          24,340,070    23,263,186   23,385,980
                                                                 --------------------------------------

INTEREST EXPENSE
 Interest on deposits:
  Savings deposits                                                 2,246,962     2,328,817    2,760,153
  NOW accounts and MMDA deposits                                   1,940,958     1,667,438      989,002
  Time deposits                                                    6,095,218     7,215,137    7,623,898
                                                                 --------------------------------------
   Total interest on deposits                                     10,283,138    11,211,392   11,373,053
 Interest on advances and other borrowed money                       616,403       351,840      974,930
 Interest expenses on NHTB Capital Trust I capital securities        599,505             -            -
 Interest on securities sold under agreements to repurchase          358,439       621,132      256,717
                                                                 --------------------------------------
   Total interest expense                                         11,857,485    12,184,364   12,604,700
                                                                 --------------------------------------

   Net interest income                                            12,482,585    11,078,822   10,781,280

PROVISION FOR LOAN LOSSES                                            120,000       120,167      932,471
                                                                 --------------------------------------

   Net interest income after provision for loan losses            12,362,585    10,958,655    9,848,809
                                                                 --------------------------------------

OTHER INCOME
 Loan origination fees                                               148,241        90,186       96,510
 Customer service fees                                             1,786,730     1,558,886    1,263,989
 Net gain (loss) on sales, calls and writedowns of securities        (11,253)      153,479      551,357
 Net gain (loss) on sales of premises, equipment and other
  real estate owned                                                  136,502         6,476      (68,765)
 Net gain on sale of loans                                           320,133       371,991      267,925
 Rental income                                                       376,352       335,255      291,308
 Brokerage service income                                            150,007       126,528      148,341
 Other income                                                            348             -        2,209
                                                                 --------------------------------------
   Total other income                                              2,907,060     2,642,801    2,552,874
                                                                 --------------------------------------

OTHER EXPENSES
 Salaries and employee benefits                                    5,299,887     4,222,206    4,046,725
 Occupancy expenses                                                1,914,190     1,738,055    1,582,589
 Advertising and promotion                                           333,552       253,883      344,714
 Depositors' insurance                                               137,756       139,214      123,487
 Outside services                                                    577,752       639,628      489,254
 Amortization of goodwill                                            368,593       247,156      242,271
 Other expenses                                                    1,662,026     1,639,600    1,568,971
                                                                 --------------------------------------
   Total other expenses                                           10,293,756     8,879,742    8,398,011
                                                                 --------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           4,975,889     4,721,714    4,003,672

PROVISION FOR INCOME TAXES                                         1,667,045     1,602,964    1,232,740
                                                                 --------------------------------------

NET INCOME                                                       $ 3,308,844   $ 3,118,750  $ 2,770,932
                                                                 ======================================

Earnings per common share                                        $      1.57   $      1.49  $      1.36
                                                                 ======================================
Earnings per common share, assuming dilution                     $      1.56   $      1.47  $      1.33
                                                                 ======================================
Dividends declared per common share                              $       .64   $       .60  $       .50
                                                                 ======================================

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity


For the years ended December 31,                                    1999           1998           1997
----------------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of year                                      $    24,798    $    24,798    $    21,473
 Shares issued in acquisition of Landmark Bank                             -              -          3,325
                                                                 -----------------------------------------

 Balance, end of year                                            $    24,798    $    24,798    $    24,798
                                                                 =========================================

PAID-IN CAPITAL
 Balance, beginning of year                                      $17,874,567    $17,660,097    $13,241,774
 Gain on issuance of treasury stock for the exercise
  of stock options                                                    16,500        156,406        489,847
 Tax benefit for stock options                                         4,249         58,064              -
 Acquisition of Landmark Bank                                              -              -      3,928,476
                                                                 -----------------------------------------

 Balance, end of year                                            $17,895,316    $17,874,567    $17,660,097
                                                                 =========================================

RETAINED EARNINGS
 Balance, beginning of year                                      $12,082,784    $10,221,049    $ 8,437,149
 Net income                                                        3,308,844      3,118,750      2,770,932
 Cash dividends paid                                              (1,347,201)    (1,257,015)      (987,032)
                                                                 -----------------------------------------

 Balance, end of year                                            $14,044,427    $12,082,784    $10,221,049
                                                                 =========================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
 Net unrealized holding gain (loss) on securities
  available-for-sale
 Balance, beginning of year                                      $   255,034    $    82,318    $  (127,179)
 Net change                                                       (2,526,651)       172,716        209,497
                                                                 -----------------------------------------

 Balance, end of year                                            $(2,271,617)   $   255,034    $    82,318
                                                                 =========================================

TREASURY STOCK
 Balance, beginning of year                                      $(2,457,577)   $(2,425,137)   $(2,379,527)
 Shares repurchased, (0 shares in 1999, 4,650 shares in 1998
  and 13,928 shares in 1997)                                               -        (73,975)      (255,316)
 Exercise of stock options, (2,400 shares in 1999, 20,780
  shares in 1998 and 64,525 shares in 1997)                            7,800         41,535        209,706
                                                                 -----------------------------------------

 Balance, end of year                                            $(2,449,777)   $(2,457,577)   $(2,425,137)
                                                                 =========================================



  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income

For the years ended December 31,                          1999         1998        1997
------------------------------------------------------------------------------------------
 Net income                                           $ 3,308,844   $3,118,750  $2,770,932
 Other comprehensive income
  Net unrealized holding gain (loss) on securities
   available-for-sale, net of tax effect               (2,526,651)     172,716     209,497
                                                      ------------------------------------
      Comprehensive income                            $   782,193   $3,291,466  $2,980,429
                                                      ====================================

Reclassification disclosure for the years ended December 31:


                                                                              1999         1998
                                                                          ------------------------
--------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on available-for-sale securities            $(4,055,802)  $ 436,429
Reclassification adjustment for realized (gains) losses in net income         (60,607)   (155,040)
                                                                          -----------------------
 Other comprehensive income (loss) before income tax effect                (4,116,409)    281,389
Income tax (expense) benefit                                                1,589,758    (108,673)
                                                                          -----------------------
  Other comprehensive income (loss), net of tax                           $(2,526,651)  $ 172,716
                                                                          =======================

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

For the years ended December 31,                                        1999           1998           1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $  3,308,844   $  3,118,750   $  2,770,932
 Depreciation and amortization                                           746,776        788,529        579,452
 Amortization of goodwill                                                368,593        247,156        242,271
 Amortization of deferred expenses relating to issuance of
  NHTB Capital Trust I capital securities                                  5,027              -              -
 Accretion of fair value adjustments, net                                 (1,583)             -              -
 Net (increase) decrease in loans held-for-sale                        3,775,802     (3,101,852)        71,690
 (Gain) loss from sales of premises, equipment and other
  real estate owned                                                     (136,502)        (6,476)        68,765
 (Gain) loss from sales, calls and writedowns of debt securities
  available-for-sale                                                      11,253       (155,040)       (62,010)
 Loss from sales of equity securities available-for-sale
  and writedowns, net                                                          -              -         10,653
 (Gain) loss on sales of other investments                                     -          1,561       (500,000)
 Provision for loan losses                                               120,000        120,167        932,471
 Deferred tax expense (benefit)                                          406,029        364,723       (575,835)
 (Increase) decrease in accrued interest and other assets                (59,087)      (109,696)       178,486
 Change in deferred loan origination fees and costs, net                (448,611)      (199,548)      (121,484)
 Increase (decrease) in accrued expenses and other liabilities           635,404       (944,808)      (676,718)
                                                                    ------------------------------------------
   Net cash provided by operating activities                           8,731,945        123,466      2,918,673
                                                                    ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of premises and equipment                                 -          9,145        108,149
 Proceeds from sales of other real estate owned                          236,455        163,076        219,389
 Down payment received on other real estate owned                         25,000              -              -
 Capital expenditures - premises and equipment                        (1,121,551)      (890,414)    (1,079,184)
 Capital expenditures - other real estate owned                          (26,840)        (6,000)       (27,043)
 Proceeds from sales of debt securities available-for-sale            17,003,624     27,592,324     20,579,199
 Proceeds from sales of equity securities available-for-sale                   -              -      1,192,719
 Proceeds from sales of other investments                                      -         30,000        820,000
 Purchases of securities held-for-maturity                           (10,006,713)             -              -
 Principal reduction on securities held-to-maturity                            -         75,000         25,000
 Purchases of securities available-for-sale                          (21,855,026)   (50,877,553)   (25,726,166)
 Maturities of securities available-for-sale                           5,288,824      1,560,000        200,000
 Purchases of other investments                                                -        (77,000)             -
 Cash and cash equivalents of $7,607,082 received in the
  acquistion of assets and assumption of liabilities of
  New London Trust, FSB, less cash of $930,486 for costs
  relative to the acquisition                                          6,676,596              -              -
 Net (increase) decrease in loans                                    (33,555,975)    22,628,959       (391,773)
 Recoveries of loans previously charged off                               31,284         48,176         52,629
                                                                    ------------------------------------------
   Net cash provided by (used in) investing activities               (37,304,322)       255,713     (4,027,081)
                                                                    ------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                                    1999           1998           1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings and NOW accounts         7,654,110     22,822,872    11,487,757
 Net decrease in time deposits                                   (20,672,825)   (12,000,676)   (2,411,055)
 Net increase (decrease) in repurchase agreements                   (744,926)     3,455,924      (453,344)
 Proceeds from Federal Home Loan Bank advances                    45,000,000              -             -
 Principal payments of advances from Federal Home Loan Bank      (23,000,000)   (10,246,318)   (9,927,707)
 Net increase (decrease) in Federal Home Loan Bank Ideal Way
  advance and other borrowed funds                                12,440,000       (300,000)      295,000
 Cash and cash equivalents of $7,559,731 acquired in the
  acquisition of Landmark Bank, less cash of $2,275,000 paid for the common stock of Landmark Bank and less $320,302
  for acquisition costs                                                    -              -     4,964,429
 Repurchase of treasury stock                                              -        (73,975)     (255,316)
 Dividends paid                                                   (1,347,201)    (1,257,015)     (987,032)
 Proceeds from issuance of NHTB Capital Trust I capital
  securities, less deferred expense of $906,710                   15,493,290              -             -
 Proceeds from exercise of stock options                              24,300        197,941       699,553
                                                                -----------------------------------------
   Net cash provided by financing activities                      34,846,748      2,598,753     3,412,285
                                                                -----------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          6,274,371      2,977,932     2,303,877
CASH AND CASH EQUIVALENTS, beginning of year                      16,284,558     13,306,626    11,002,749
                                                                -----------------------------------------
CASH AND CASH EQUIVALENTS, end of year                          $ 22,558,929   $ 16,284,558   $13,306,626
                                                                =========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid                                                 $ 11,732,389   $ 12,220,262   $12,750,892
                                                                =========================================
  Income taxes paid                                             $  1,331,778   $  1,376,990   $ 1,545,183
                                                                =========================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Loans originated for sales of other real estate owned         $    355,950   $    130,000   $   318,000
                                                                =========================================
  Transfers from loans to real estate acquired through
   foreclosure                                                  $     50,250   $    434,600   $   303,021
                                                                =========================================
  Other real estate owned transferred to premises               $     33,000   $          -   $         -
                                                                =========================================


  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.  Summary of significant accounting policies:

     Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in Newport, New Hampshire.
The Company's subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates fifteen branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

     Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, NHTB Capital Trust I, Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage and trust services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. NHTB Capital Trust I was formed to sell capital securities to the public.

     Cash and cash equivalents - For purposes of reporting cash flows, the Company considers federal funds sold and due from banks to be cash equivalents.

     Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $0, $0 and $68,750 have been included in earnings as realized losses for the years ended 1999, 1998 and 1997, respectively.

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

     Earnings per share - In the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" (EPS) issued by the Financial Accounting Standards Board. This statement simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no material effect on the Bank's 1997 financial statements.

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

     Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

   Cash and short-term instruments - The carrying amounts of cash and short-term instruments approximate their fair value.
   Available-for-sale and held-to-maturity securities - Fair values for available-for-sale and held-to-maturity securities are based on quoted market prices.
   Other investments - The carrying amounts of other investments, consisting principally of Federal Home Loan Bank stock, approximate their fair values.

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

   Loans held-for-sale - Fair values of loans held for sale are based on estimated market values.
   Accrued interest receivable - The carrying amounts of accrued interest receivable approximate their fair values.

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

   Borrowings - The carrying amounts of securities sold under agreements to repurchase and federal funds purchased approximate their fair values.

   Federal Home Loan Bank Advances - Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

   Junior subordinated debentures - Fair values of the guaranteed preferred beneficial interests in junior subordinated debentures are estimated using a discounted cash flow technique using a current interest rate.

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

     Stock based compensation - The Company recognizes stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25 rather than the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

     Loan servicing - For loans sold after December 31, 1995 with servicing retained, the Company recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

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

     Reclassifications - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 2.  Issuance of Capital Securities:

     In August, 1999, NHTB Capital Trust I ("the Trust"), a wholly owned subsidiary of the Company, sold capital securities to the public. The capital securities sold consisted of 1,640,000 9.25% Capital Securities with a $10.00 liquidation amount for each capital security, for a total of $16,400,000. The capital securities are fully guaranteed by the Company. Each capital security pays a cumulative quarterly distribution at the annual rate of 9.25% of the liquidation amounts. Each capital security represents an undivided preferred beneficial interest in the assets of the Trust. The Trust used the proceeds of the above sale and the proceeds of the sale of its common securities to the Company to buy $16,907,300 of 9.25% subordinated debentures issued by the Company. These debentures mature on September 20, 2029. The subordinated debentures have the same financial terms as the capital securities. The Company makes interest payments and other payments under the subordinated debentures to the Trust. The Company's obligations under the subordinated debentures are unsecured and rank junior to all of the Company's other borrowings, except borrowings that by their terms rank equal or junior to the subordinated debentures. The Company guaranteed the payment by the Trust of the amounts that are required to be paid on the capital securities, to the extent that the Trust has funds available for such payments.

     The Company may shorten the maturity date of the subordinated debentures. The Trust must redeem the capital securities when the subordinated debentures are paid on the maturity date, or following any earlier redemption of the subordinated debentures.

     Costs relating to the sale of the capital certificates and the issuance of the subordinated debentures totaled $906,710. Such costs are being amortized to interest expense over 30 years.

NOTE 3. Acquisition of assets and assumption of liabilities of certain offices of New London Trust FSB :

     As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and its assumption of certain liabilities of New London Trust, FSB. In the transaction, the Bank acquired the following offices of New London Trust, FSB, all in the state of New Hampshire: the New London main office, the Andover branch office, and the Newbury branch office. The loans acquired and deposits assumed with the acquisition of these offices totaled approximately $81 million and $98 million respectively. The transaction was accounted for under the purchase method of accounting. The Bank paid $930,486 in direct acquisition costs and assumed net liabilities of $10,075,387 in the transaction. The results of operations of the three offices from October 30, 1999 to December 31, 1999 are included in the statement of income of the Company for the year ended December 31, 1999. Goodwill of $11,005,873 arising from the transaction is being amortized to expense over fifteen years on the straight-line method.

NOTE 4.  Acquisition of Landmark Bank:

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

               Notes to Consolidated Financial Statements

NOTE 5.    Securities:

     The amortized cost and approximate market value of securities are summarized as follows:


                                                         December 31, 1999
                                                         -----------------
                                                         Gross       Gross
                                                         Unrealized  Unrealized
                                             Fair        Holding     Holding     Amortized
                                             Value       Gain        Loss        Cost
                                          ------------------------------------------------
Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                    $ 5,990,312    $     82  $   11,635  $ 6,001,865
  U. S. Government, including agencies     15,536,951           -   1,017,579   16,554,530
  Mortgage-backed securities                  534,203           -           -      534,203
  Other bonds and debentures               25,190,168       2,250   2,482,475   27,670,393
 Equity securities                            289,102           -     191,551      480,653
                                          ------------------------------------------------
Total available-for-sale                  $47,540,736    $  2,332  $3,703,240  $51,241,644
                                          ================================================

Held-to-maturity:
 Bonds and notes -
  U.S. government, including agencies     $ 6,807,966    $      -  $  191,764  $ 6,999,730
  Other bonds and debentures                2,817,650         428     190,000    3,007,222
                                          ------------------------------------------------
Total held-to-maturity                    $ 9,625,616    $    428  $  381,764  $10,006,952
                                          ================================================

Other investments:
 Federal Home Loan Bank stock             $ 1,938,000    $      -  $        -  $ 1,938,000
 Other securities                              94,999           -           -       94,999
                                          ------------------------------------------------
Total other investments                   $ 2,032,999    $      -  $        -  $ 2,032,999
                                          ================================================

                                                        December 31, 1998
                                                        -----------------
                                                        Gross       Gross
                                                        Unrealized  Unrealized
                                          Fair          Holding     Holding    Amortized
                                          Value         Gain        Loss       Cost
                                          ------------------------------------------------
Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                    $12,226,872    $163,412   $       -  $12,063,460
  U. S. Government, including agencies     14,398,276      24,132      64,521   14,438,665
  Mortgage-backed securities                  358,052           -       5,930      363,982
  Other bonds and debentures               24,900,303     409,634      91,251   24,581,920
 Equity securities                            254,250           -      19,975      274,225
                                          ------------------------------------------------
Total available-for-sale                  $52,137,753    $597,178   $ 181,677  $51,722,252
                                          ================================================

Other investments:
 Federal Home Loan Bank stock             $ 1,938,000    $      -   $       -  $ 1,938,000
 Other securities                              94,999           -           -       94,999
                                          ------------------------------------------------
Total other investments                   $ 2,032,999    $      -   $       -  $ 2,032,999
                                          ================================================

     Gross gains of $84,392, $161,193 and $105,627, and gross losses of $23,785,
$6,153 and $36,097, were realized during 1999, 1998 and 1997, respectively, on sales of available-for-sale debt securities. There were no sales of available-for-sale equity securities during 1999 and 1998. Gross gains of $63,164 and gross losses of $10,277 were realized during 1997 on sales of available-for-sale equity securities. There were no sales of other investments during 1999. Gross gains of $0 and $500,000 and gross losses of $1,561 and $0 were realized on sales of other investments during 1998 and 1997, respectively.

               Notes to Consolidated Financial Statements

     Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 1999:

                                                                                  Weighted
                                                       Fair          Amortized    Average
                                                       Value         Cost         Yield
                                                     -------------------------------------
U.S. Treasury Notes                                   $ 5,990,312   $ 6,001,865      5.76%
Other bonds and debentures                                  5,722         5,722      8.00
                                                      -------------------------
 Total due in one year or less                          5,996,034     6,007,587      5.76
                                                      -------------------------

U.S. Government, including agencies                     1,927,187     1,964,958      5.90
Other bonds and debentures                              5,846,950     6,049,756      7.34
                                                      -------------------------
 Total due after one year through five years            7,774,137     8,014,714      6.97
                                                      -------------------------

U.S. Government, including agencies                     5,158,911     5,400,000      6.70
Other bonds and debentures                              1,679,356     1,760,950      6.51
                                                      -------------------------
 Total due after five years through ten years           6,838,267     7,160,950      6.65
                                                      -------------------------

U.S. Government, including agencies                     8,450,853     9,189,572      6.61
Other bonds and debentures                             17,658,140    19,853,965      6.79
                                                      -------------------------
 Total due after ten years                             26,108,993    29,043,537      6.77
                                                      -------------------------
                                                      $46,717,431   $50,226,788
                                                      =========================

     Maturities of debt securities classified as held-to-maturity are as follows as of December 31, 1999:

                                                                                    Weighted
                                                        Fair          Amortized     Average
                                                        Value         Cost          Yield
                                                        ------------------------------------
Other bonds and debentures                               $ 1,007,650   $ 1,007,222      7.34%
                                                        --------------------------
 Total due after one year through five years               1,007,650     1,007,222      7.34
                                                        --------------------------

U.S. Government, including agencies                        6,807,966     6,999,730      8.10
Other bonds and debentures                                 1,810,000     2,000,000      8.60
                                                        --------------------------
 Total due after ten years                                 8,617,966     8,999,730      8.32
                                                        --------------------------
                                                         $ 9,625,616   $10,006,952
                                                        ==========================

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 1999.

     Securities, carried at $994,062 and $1,016,562 were pledged to secure the treasury, tax and loan account as of December 31, 1999 and 1998, respectively.

                  Notes to Consolidated Financial Statements

NOTE 6. Loans receivable:

     Loans receivable consisted of the following as of December 31:

                                                              1999           1998           1997           1996           1995
                                                          ------------------------------------------------------------------------
Real estate loans
 Conventional                                             $275,562,941   $188,609,359   $207,311,314   $183,550,150   $175,130,966
 Construction                                                6,544,051      5,461,451      3,540,870      2,702,613      2,456,763
                                                          ------------------------------------------------------------------------
                                                           282,106,992    194,070,810    210,852,184    186,252,763    177,587,729
 Less - Unadvanced portion                                   2,284,358      1,688,868        900,858      1,270,412      1,434,258
                                                          ------------------------------------------------------------------------
                                                           279,822,634    192,381,942    209,951,326    184,982,351    176,153,471
Collateral loans                                            25,993,334     20,335,430     20,635,457     20,574,710     19,524,706
Consumer loans                                              11,960,755      7,124,970      7,792,874      4,860,325      5,025,818
Commercial and municipal loans                              32,216,796     19,257,740     20,026,574      8,352,789      9,301,028
Other loans                                                      3,597         16,358        654,642        436,754        671,302
Unamortized adjustment to fair value                           120,700              -              -              -              -
                                                          ------------------------------------------------------------------------
 Total loans                                               350,117,816    239,116,440    259,060,873    219,206,929    210,676,325
Less - Loans held for sale                                           -      3,775,802        673,950        745,650      3,095,971
                                                          ------------------------------------------------------------------------
                                                           350,117,816    235,340,638    258,386,923    218,461,279    207,580,354
 Allowance for loan losses                                  (4,320,563)    (3,117,068)    (3,061,451)    (2,158,026)    (1,828,060)
 Deferred loan origination costs
  (fees), net                                                  694,575         97,601       (101,947)      (300,492)      (382,042)
                                                          ------------------------------------------------------------------------
Loans receivable, net                                     $346,491,828   $232,321,171   $255,223,525   $216,002,761   $205,370,252
                                                          ========================================================================

     The following is a summary of activity in the allowance for loan loss account for the years ended December 31:

                                                              1999           1998           1997           1996           1995
                                                          ------------------------------------------------------------------------
BALANCE, beginning of year                                $  3,117,068   $  3,061,451   $  2,158,026   $  1,828,060   $  2,752,885
                                                          ------------------------------------------------------------------------
Loans charged-off:
Real estate loans
 Conventional                                                  317,917         71,077        291,437        628,107        141,541
 Construction                                                        -         30,000         85,000        614,355      1,014,670
Collateral and consumer loans                                    2,737          2,229        226,710         36,721         25,568
Commercial and municipal loans                                  48,809          9,420        328,822        101,431        913,441
                                                          ------------------------------------------------------------------------
 Total charged-off loans                                       369,463        112,726        931,969      1,380,614      2,095,220
                                                          ------------------------------------------------------------------------
Recoveries on loans:
Real estate loans
 Conventional                                                    3,951         28,549          6,786         19,063          3,300
Collateral and consumer loans                                    1,042          2,796         22,257         22,105          2,099
Commercial and municipal loans                                  26,291         16,831         23,586          8,671          1,286
                                                          ------------------------------------------------------------------------
 Total recoveries                                               31,284         48,176         52,629         49,839          6,685
                                                          ------------------------------------------------------------------------
 Net charged-off loans:                                        338,179         64,550        879,340      1,330,775      2,088,535
                                                          ------------------------------------------------------------------------
Balance relating to acquisition
 of Landmark Bank:                                                   -              -        850,294              -              -
                                                          ------------------------------------------------------------------------
Balance relating to acquisition of
 branches of New London Trust FSB:                           1,421,674              -              -              -              -
                                                          ------------------------------------------------------------------------
Provision for loan losses charged
 to income:                                                    120,000        120,167        932,471      1,660,741      1,163,710
                                                          ------------------------------------------------------------------------
BALANCE, end of year                                      $  4,320,563   $  3,117,068   $  3,061,451   $  2,158,026   $  1,828,060
                                                          ========================================================================
Ratios of net charged-off loans during
 the period to average loans
 outstanding during the period                                     .12%           .03%           .35%           .63%          1.02%
                                                          ========================================================================

                  Notes to Consolidated Financial Statements

     The Company had no extensions of credit to related parties in excess of 5% of shareholders' equity at any time during the year ended December 31, 1999 and 1998. Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 1999. Total loans to such persons and their companies amounted to $1,203,197 as of December 31, 1999. During 1999 advances of $429,469 were made and repayments totaled $282,621.

Impaired loans as of December 31,                                                          1999          1998
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                        $1,190,506    $1,925,907
Recorded investment in impaired loans at December 31                                 $1,039,156    $1,850,214
Portion of valuation allowance allocated to impaired loans                           $  298,689    $  385,694
Net balance of impaired loans                                                        $  740,467    $1,464,520
Interest income recognized on impaired loans                                         $   93,843    $  100,683
Interest income on impaired loans on cash basis                                      $   93,843    $  100,683
Recorded investment in impaired loans with related allowance for credit losses       $1,039,156    $1,676,226
Recorded investment in impaired loans with no related allowance for credit losses    $        -    $  173,988

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

                                                                                           1999          1998
                                                                                   --------------------------
Sold loans                                                                         $154,283,783  $128,115,971
                                                                                   ==========================

Participation loans                                                                $  2,380,604  $  2,788,528
                                                                                   ==========================

     The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 1999 and 1998 was $1,254,343 and $896,138, respectively.

     Servicing assets of $579,795 and $798,758 were capitalized in 1999 and 1998, respectively. Amortization of servicing assets $251,128 in 1999, $186,841 in 1998 and $63,805 in 1997.

     The fair value of servicing assets was $1,586,349 and $995,596 as of December 31, 1999 and 1998, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

                                                                                           1999          1998
                                                                                       ----------------------
Balance, beginning of year                                                             $129,538      $ 57,422
Additions                                                                                19,278        72,116
Reductions                                                                              (48,816)            -
                                                                                       ----------------------
Balance, end of year                                                                   $100,000      $129,538
                                                                                       ======================

     The Company has issued letters of credit and has approved lines of credit loans to specific individuals and companies. The unused portions are as follows as of December 31:

                                                                                           1999          1998
                                                                                    -------------------------
Letters of credit                                                                   $   596,748   $   694,098
                                                                                    =========================

Lines of credit                                                                     $42,130,014   $21,600,504
                                                                                    =========================

                  Notes to Consolidated Financial Statements

NOTE 7. Bank premises and equipment:

      Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

                                                               1999         1998
                                                        ------------------------
Land                                                    $ 1,306,809  $ 1,043,586
Buildings and premises                                    8,391,273    7,256,000
Furniture, fixtures and equipment                         6,363,111    5,462,370
                                                        ------------------------
                                                         16,061,193   13,761,956
Less - Accumulated depreciation                           6,032,300    5,345,774
                                                        ------------------------
                                                        $10,028,893  $ 8,416,182
                                                        ========================

NOTE 8. Real estate owned and property acquired:

      As of December 31, 1999 and 1998, the Company owned property acquired by foreclosure. The balances consisted of the following:

                                                               1999         1998
                                                           ---------------------
Residential real estate                                    $      -     $ 72,000
Commercial real estate                                      219,000      598,153
                                                           ---------------------
                                                           $219,000     $670,153
                                                           =====================

      It is the policy of the Company, upon the acquisition of real estate by foreclosure, to evaluate the condition of the property, make any appropriate or necessary structural and/or cosmetic improvements and place the property as an open listing with all area real estate agents. Company employees are also encouraged to participate in the selling of these properties.

NOTE 9. Deposits:

      Deposits consisted of the following as of December 31:

                                                     1999                1998
                                           -----------------------------------------
Checking accounts (non-interest-bearing)   $ 21,597,464    5.9%  $ 16,521,820    5.9%
NOW accounts                                 64,881,922   17.7     40,431,129   14.3
Ever-Ready Money Market                      53,640,158   14.6     27,162,129    9.6
Regular savings accounts                     16,006,949    4.4     13,146,531    4.7
Treasury savings accounts                    74,206,332   20.2     63,608,465   22.6
Club deposits                                    96,237     .0         82,108     .0
                                           -----------------------------------------
                                            230,429,062   62.8    160,952,182   57.1
                                           -----------------------------------------
Time deposits
2.00% - 2.99%                                    37,581     .0         41,956     .0
3.00% - 3.99%                                 8,942,616    2.4      1,912,878     .7
4.00% - 4.99%                                89,571,713   24.5     19,668,581    7.0
5.00% - 5.99%                                30,020,570    8.2     84,160,709   29.8
6.00% - 6.99%                                 4,282,483    1.2      6,268,060    2.2
7.00% - 7.99%                                 3,314,647     .9      9,044,790    3.2
Unamortized adjustment to fair value             39,417      -              -      -
                                           -----------------------------------------
                                            136,209,027   37.2    121,096,974   42.9
                                           -----------------------------------------
                                           $366,638,089  100.0%  $282,049,156  100.0%
                                           =========================================

                  Notes to Consolidated Financial Statements

NOTE 9.  Deposits:

      The following is a summary of maturities of time deposits as of December 31, 1999:

2000                                                                $117,576,462
2001                                                                  12,800,757
2002                                                                   2,619,261
2003                                                                     948,564
2004                                                                   2,155,925
Thereafter                                                                68,641
Unamortized adjustment to fair value                                      39,417
                                                                    ------------
                                                                    $136,209,027
                                                                    ============

      As of December 31, 1999, time deposits include $13,460,636 of certificates of deposit with a minimum balance of $100,000. Maturities of these certificates are as follows:

Less than 3 months                                                   $ 5,229,846
Over 3 months and less than 6 months                                   3,300,033
Over 6 months and less than 12 months                                  4,302,285
Over 12 months                                                           628,472
                                                                     -----------
                                                                     $13,460,636
                                                                     ===========

NOTE 10. Securities sold under agreements to repurchase:

      The purchasers of the securities under agreements to repurchase have agreed to resell to the Company substantially identical securities at the maturities of the agreements.

      The maturity dates of the repurchase agreements are from January 15, 2000 to December 14, 2000 on the anniversary date of the repurchase agreement. The securities are under control of the Bank.

NOTE 11. Advances from Federal Home Loan Bank:

      Advances consisted of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

      Short term advances of $22,000,000 mature during year 2000. Interest on these advances range from 5.82% to 5.95%.

      These advances were secured by Federal Home Loan Bank stock and unspecified first mortgage loans.

      In addition to the above advances, the Company has credit available up to $15,000,000 under a revolving loan agreement with the FHLB. There was outstanding a one-day Ideal Way advance of $12,440,000 as of December 31, 1999 and no outstanding balance as of December 31, 1998. Interest is payable monthly as funds are borrowed.

NOTE 12. Income taxes:

      The components of income tax expense are as follows for the years ended December 31:

                                                   1999        1998        1997
                                             ----------------------------------
Current tax expense                          $1,261,016  $1,238,241  $1,808,575
Deferred tax expense (benefit)                  406,029     364,723    (575,835)
                                             ----------------------------------
  Total income tax expense                   $1,667,045  $1,602,964  $1,232,740
                                             ==================================

                  Notes to Consolidated Financial Statements

      The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                              1999            1998             1997
                                                              -------------------------------------
Federal income tax at statutory rate                          34.0%           34.0%            34.0%
Increase (decrease) in tax resulting from:
 Tax-exempt income                                             (.2)            (.2)             (.3)
 Dividends received deduction                                  (.7)            (.2)             (.4)
 Goodwill amortization                                         1.7             1.8              2.1
 Other, net                                                   (1.3)           (1.5)            (4.6)
                                                              -------------------------------------
   Effective tax rates                                        33.5%           33.9%            30.8%
                                                              =====================================

      The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                              1999             1998
                                                                        ---------------------------
Deferred tax assets:
 Interest on non-performing loans                                       $    8,176       $    5,412
 Allowance for loan losses                                                 942,546          930,260
 Deferred compensation                                                      28,196           20,011
 Deferred retirement expense                                                21,777           10,443
 Accrued directors fees                                                     43,026           34,005
 Net unrealized holding loss on securities available-for-sale            1,429,291                -
                                                                        ---------------------------
  Gross deferred tax assets                                              2,473,012        1,000,131
                                                                        ---------------------------

Deferred tax liabilities:
 Deferred loan costs, net of fees                                          243,369           37,694
 Prepaid pension                                                           207,921          189,762
 Accelerated depreciation                                                  358,559          279,392
 Mortgage servicing rights                                                 492,706          346,088
 Net unrealized holding gain on securities available-for-sale                    -          160,467
                                                                        ---------------------------
  Gross deferred tax liabilities                                         1,302,555        1,013,403
                                                                        ---------------------------

 Net deferred tax asset (liability)                                     $1,170,457       $  (13,272)
                                                                        ===========================

      Deferred tax assets as of December 31, 1999 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

      As of December 31, 1999, the Company had no operating loss and tax credit carryover for tax purposes.

                  Notes to Consolidated Financial Statements

NOTE 13.  Stock compensation plans:

      As of December 31, 1999, the Company had two fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                 1999        1998        1997
                                           ----------------------------------
Net income                    As reported  $3,308,844  $3,118,750  $2,770,932
                              Pro forma    $3,180,625  $2,876,087  $2,770,932

Earnings per common share     As reported  $     1.57  $     1.49  $     1.36
                              Pro forma    $     1.51  $     1.37  $     1.36

Earnings per common share,    As reported  $     1.56  $     1.47  $     1.33
 assuming dilution            Pro forma    $     1.50  $     1.36  $     1.33

      Under the 1996 plan, an amount equal to 10% of the issued and outstanding common stock of the Company was reserved for future issuance. As of December 31, 1999 all such options have been granted. Under the 1998 plan, the Company may grant options for up to 208,855 shares. As of December 31, 1999 no such options have been granted. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are exercisable immediately.

      The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           1999            1998
                                                  -----------------------------
Weighted risk-free interest rate                           6.03%           5.80%
Weighted expected life                                  8 years         8 years
Weighted expected volatility                              18.82%          23.74
Weighted expected dividend yield                  5.0% per year   4.0% per year

      No modifications have been made to the terms of the option agreements.

                  Notes to Consolidated Financial Statements

      A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                               1999                    1998                 1997
                         ---------------------------------------------------------------
                                   Weighted                 Weighted            Weighted
                                    Average                  Average             Average
                                   Exercise                 Exercise            Exercise
                          Shares      Price       Shares       Price   Shares      Price
                         ---------------------------------------------------------------
Outstanding at
 beginning of year       114,655   $  16.27       75,435      $10.99  141,760    $ 10.34
Granted                   64,450      14.75       60,000       21.00        0          -
Exercised                 (2,400)    10.125      (20,780)      10.78  (64,525)      9.58
Forfeited                 (3,500)     21.00            -               (1,800)    10.125
                         -------                 -------              -------
Outstanding at
 end of year             173,205      15.69      114,655       16.27   75,435      10.99
                         =======                 =======              =======

Options exercisable
 at year-end             173,205                 114,655               75,435
Weighted-average
 fair value of
 options granted
 during the year           $2.39                   $4.82                  N/A

      The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                      Options Outstanding and Exercisable
          -----------------------------------------------------------
                                   Number
                                Outstanding             Remaining
          Exercise Prices      as of 12/31/99        Contractual Life
          ---------------      --------------        ----------------
              $9.00                 8,855                 5 years
             10.125                17,400                 6 years
              12.50                26,000                 7 years
              14.75                64,450               9.5 years
              21.00                56,500                 8 years
                                  -------
             $15.69               173,205                 8 years
                                  =======

                  Notes to Consolidated Financial Statements

NOTE 14. Employee benefit plans:

      Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

      The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                1999         1998
                                                             -----------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                     $1,982,136   $1,636,696
 Service cost                                                   153,261      148,182
 Interest cost                                                  149,478      124,942
 Actuarial loss                                                       -      253,262
 Benefits paid                                                 (118,987)    (180,946)
                                                             -----------------------
   Benefit obligation at end of year                          2,165,888    1,982,136
                                                             -----------------------

Change in plan assets:
 Plan assets at estimated fair value at beginning of year     2,075,818    1,852,640
 Actual return on plan assets                                   240,344      179,212
 Employer contribution                                          222,478      224,912
 Benefits paid                                                 (118,987)    (180,946)
                                                             -----------------------
   Fair value of plan assets at end of year                   2,419,653    2,075,818
                                                             -----------------------

Funded status                                                   253,765       93,682
Unrecognized net actuarial loss                                 300,144      424,948
Unrecognized prior service cost                                 (24,579)     (27,272)
                                                             ----------   ----------
   Prepaid benefit cost included in other assets             $  529,330   $  491,358
                                                             ==========   ==========

      The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4% for 1999, 7% and 4% for 1998, and 7% and 3% for 1997, respectively. The weighted-average expected long-term rate of return on assets was 7% for 1999, 1998 and 1997.

      Components of net periodic benefit cost:

                                                       1999        1998         1997
                                                  ----------------------------------
Service cost                                      $ 153,261   $ 148,182    $  91,465
Interest cost on benefit obligation                 149,478     124,942      112,553
Expected return on assets                          (152,735)   (135,624)    (115,361)
Amortization of prior service cost                   (2,693)     (2,693)      (2,693)
Recognized net actuarial cost                        37,194      24,083       25,485
                                                  ----------------------------------
  Net periodic benefit cost                       $ 184,505   $ 158,890    $ 111,449
                                                  ==================================

      The amounts and types of securities of the Company included in plan assets as of December 31, 1999 and 1998 consist of 7,500 shares of New Hampshire Thrift Bancshares, Inc.

      Profit Sharing - Stock Ownership Plan - Lake Sunapee Bank, fsb, sponsors a Profit Sharing - Stock Ownership Plan. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

      For 1999, 1998 and 1997, participating employees' contributions totaled $192,922, $170,048 and $139,992, respectively. The Bank made a matching contribution of $10,000 for 1999, $10,000 for 1998 and $14,000 for 1997. A
participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

                  Notes to Consolidated Financial Statements

NOTE 15. Commitments and contingencies:

      In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions. As of December 31, 1999, the Company had entered into commitments to fund loans totaling $15,075,047.

      The following is a schedule, by interest rate, of loan commitments outstanding as of December 31:

                                                           1999         1998
                                                    ------------------------
 5.00% - 5.99%                                      $    69,000  $   118,500
 6.00% - 6.99%                                        4,007,522    7,930,600
 7.00% - 7.99%                                        3,425,950    3,459,200
 8.00% - 8.99%                                        5,897,575      662,400
 9.00% - 9.99%                                        1,675,000            -
 10.00% - 10.99%                                              -       65,000
                                                    ------------------------
                                                    $15,075,047  $12,235,700
                                                    ========================

      As of December 31, 1999, the Company was obligated under non-cancelable operating leases for bank premises expiring between 2000 and 2012. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1999:

              2000                                   $  189,378
              2001                                      175,974
              2002                                      170,024
              2003                                      168,690
              2004                                      159,657
              Years thereafter                          289,399
                                                     ----------
               Total minimum lease payments          $1,153,122
                                                     ==========

      Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $191,048, $141,456 and $96,481 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 16. Shareholders' equity:

      Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 1999.

      Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

                  Notes to Consolidated Financial Statements

     Special bad debts deduction - In prior years, Lake Sunapee Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 1999 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 17.  Earnings per share (EPS)

     Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                              Income        Shares      Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                            -----------  -------------  ---------
Year ended December 31, 1999
 Basic EPS
  Net income and income available to common stockholders     $3,308,844      2,106,685       $1.57
  Effect of dilutive securities, options                                         8,327
                                                            --------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                               $3,308,844      2,115,012       $1.56
                                                            ==========================

Year ended December 31, 1998
 Basic EPS
  Net income and income available to common stockholders     $3,118,750      2,095,305       $1.49
  Effect of dilutive securities, options                                        26,128
                                                            --------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                               $3,118,750      2,121,433       $1.47
                                                            ==========================

Year ended December 31, 1997
 Basic EPS
  Net income and income available to common stockholders     $2,770,932      2,037,706       $1.36
  Effect of dilutive securities, options                                        41,254
                                                            --------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                               $2,770,932      2,078,960       $1.33
                                                            ==========================


NOTE 18.  Regulatory matters:

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

                  Notes to Consolidated Financial Statements

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).

     Management believes, as of December 31, 1999, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                                 To Be Well
                                                                                                 Capitalized Under
                                                                          For Capital            Prompt Corrective
                                                   Actual              Adequacy Purposes:        Action Provisions
                                             ------------------        ------------------        -----------------
                                             Amount       Ratio        Amount       Ratio        Amount      Ratio
                                             ------       -----        ------       -----        ------      -----
                                                                 (Dollar amounts in thousands)
As of December 31, 1999:
 Total Capital (to Risk Weighted Assets)     $32,794      11.59%       $22,658      *8.0%        $28,322     *10.0%
 Core Capital (to Adjusted Tangible Assets)   30,357       6.74         17,984      *4.0          22,480      *5.0
 Tangible Capital (to Tangible Assets)        30,357       6.74          6,744      *1.5             N/A       N/A
 Tier 1 Capital (to Risk Weighted Assets)     30,357      10.72            N/A       N/A          16,993      *6.0
As of December 31, 1998:
 Total Capital (to Risk Weighted Assets)      24,571      12.63         15,564      *8.0          19,455     *10.0
 Core Capital (to Adjusted Tangible Assets)   23,398       7.31         12,801      *4.0          16,002      *5.0
 Tangible Capital (to Tangible Assets)        23,398       7.31          4,801      *1.5             N/A       N/A
 Tier 1 Capital (to Risk Weighted Assets)     23,398      12.03            N/A       N/A          11,673      *6.0

* - Greater than or equal to

                  Notes to Consolidated Financial Statements

NOTE 19.   Fair value of financial instruments:

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

                                                         1999                         1998
                                              --------------------------    ------------------------
                                                Carrying        Fair        Carrying        Fair
                                                 Amount        Value         Amount        Value
                                              --------------------------  --------------------------
Financial assets:
 Cash and cash equivalents                    $ 22,558,929  $ 22,558,929  $ 16,284,558  $ 16,284,558
 Securities available-for-sale                  47,540,736    47,540,736    52,137,753    52,137,753
 Securities held-to-maturity                    10,006,952     9,625,616             -             -
 Other investments                               2,032,999     2,032,999     2,032,999     2,032,999
 Loans                                         346,491,828   346,250,000   232,321,171   235,730,000
 Loans held-for-sale                                     -             -     3,775,802     3,775,802
 Accrued interest receivable                     2,450,268     2,450,268     1,725,235     1,725,235

Financial liabilities:
 Deposits                                      366,638,089   366,836,000   282,049,156   282,444,182
 Securities sold under agreements to
  repurchase                                    14,038,117    14,038,117    11,849,116    11,849,116
 Federal Home Loan Bank Ideal Way advances      12,440,000    12,440,000             -             -
 Federal Home Loan Bank advances,
  short term                                    22,000,000    21,988,000             -             -
 Guaranteed preferred beneficial interests
  in junior subordinated debentures             16,400,000    15,995,000             -             -

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

                  Notes to Consolidated Financial Statements

NOTE 20.  Condensed parent company financial statements:

     The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. ("Parent Company") for the years ended December 31:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                1999                  1998
                                                                                        ----------------------------------
ASSETS
 Cash in Lake Sunapee Bank                                                              $  1,305,104          $          -
 Investment in subsidiary, Lake Sunapee Bank                                              42,127,287            26,932,719
 Investment in subsidiary, NHTB Capital Trust I                                              507,300                     -
 Deferred expenses                                                                           901,683                     -
 Advances to Lake Sunapee Bank                                                                     -               848,778
                                                                                        ----------------------------------
  Total assets                                                                          $ 44,841,374          $ 27,781,497
                                                                                        ==================================

OTHER LIABILITIES
 Due to Lake Sunapee Bank                                                               $    688,433          $          -
Guaranteed preferred beneficial interest in junior subordinated debentures                16,907,300                     -
Other liabilities                                                                              2,494                 1,891
                                                                                        ----------------------------------
  Total liabilities                                                                       17,598,227                 1,891
                                                                                        ----------------------------------
SHAREHOLDERS' EQUITY                                                                      27,243,147            27,779,606
                                                                                        ----------------------------------
  Total liabilities and shareholders' equity                                            $ 44,841,374          $ 27,781,497
                                                                                        ==================================


                        CONDENSED STATEMENTS OF INCOME

                                                                         1999                1998                  1997
                                                                    ------------------------------------------------------
Dividends from subsidiary, Lake Sunapee Bank                        $  1,000,000        $    500,000          $  3,000,000
Interest expense on NHTB Capital Trust I Capital Securities              593,248                   -                     -
Operating income (expenses) including tax benefit                        180,875             (12,377)               (4,380)
                                                                    ------------------------------------------------------
Income before equity in earnings of subsidiaries                         587,627             487,623             2,995,620
Equity in undistributed earnings (loss) of subsidiaries                2,721,217           2,631,127              (224,688)
                                                                    ------------------------------------------------------
Net income                                                          $  3,308,844        $  3,118,750          $  2,770,932
                                                                    ======================================================

                  Notes to Consolidated Financial Statements

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  1999               1998                 1997
                                                                          ----------------------------------------------------
Cash flows from operating activities:
 Net income                                                               $  3,308,844        $ 3,118,750          $ 2,770,932
  Increase in taxes payable                                                        601              1,891                    -
  Amortization of deferred expenses relating to issuance
   of NHTB Capital Trust I capital securities                                    5,027                  -                    -
  Equity in undistributed (earnings) loss of subsidiaries                   (2,721,217)        (2,631,127)             224,688
                                                                          ----------------------------------------------------
   Net cash provided by operating activities                                   593,255            489,514            2,995,620
                                                                          ----------------------------------------------------

Cash flows from investing activities:
  Additional investment in subsidiary, Lake Sunapee Bank                   (15,000,000)                 -              (81,547)
  Investment in NHTB Capital Trust I                                          (507,300)
  Net change in advances to subsidiary, Lake Sunapee Bank                      848,778            643,535              (96,278)
                                                                          ----------------------------------------------------
   Net cash provided by (used in) investing activities                     (14,658,522)           643,535             (177,825)
                                                                          ----------------------------------------------------

Cash flows from financing activities:
  Net change in payable to subsidiary, Lake Sunapee Bank                       692,682                  -                    -
  Proceeds from exercise of stock options                                       24,300            197,941              699,553
  Dividends paid                                                            (1,347,201)        (1,257,015)            (987,032)
  Proceeds from issuance of capital securities, less deferred
   expenses of $906,710                                                     16,000,590                  -                    -
  Acquisition of Landmark Bank                                                       -                  -           (2,275,000)
  Repurchase of treasury stock                                                       -            (73,975)            (255,316)
                                                                          ----------------------------------------------------
   Net cash provided by (used in) financing activities                      15,370,371         (1,133,049)          (2,817,795)
                                                                          ----------------------------------------------------

Net increases in cash                                                        1,305,104                  -                    -
Cash, beginning of year                                                              -                  -                    -
                                                                          ----------------------------------------------------
Cash, end of year                                                         $  1,305,104        $         -          $         -
                                                                          ====================================================

     The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997, and therefore are not reprinted here.

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                          SEC Commission Number 17859
                          For the fiscal year ended:
                               December 31, 1999


                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                     02-0430695
   (State or other jurisdiction of               (IRS Employer Identification
   incorporation or organization)                            No.)


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

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                                Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No _______
                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

The issuer's revenues for its most recent fiscal year were $27,247,130.

The aggregate market value of the voting stock held by non-affiliates of the registrant is between $24,701,644 and $23,290,121 based on a $13.125 average bid and a $12.375 average asked price, respectively, as of December 31, 1999.

Number of shares of Common Stock Outstanding as of February 15, 1999 were 2,106,685

Transitional Small Business Disclosure Format.   Yes _____    No    X
                                                                  -----

                     New Hampshire Thrift Bancshares, Inc.


                                     INDEX

PART I
Item 1.     Business............................................................................  50
Item 2.     Properties..........................................................................  62
Item 3.     Legal Proceedings...................................................................  62
Item 4.     Submission of Matters to a Vote of Security Holders.................................  62

PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters............  63
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Operating Results...............................................................  63
Item 7.     Financial Statements and Supplementary Information
            Report of Independent Auditors......................................................  63
            Consolidated Statements of Financial Condition......................................  63
            Consolidated Statements of Income...................................................  63
            Consolidated Statements of Changes in Shareholders' Equity..........................  63
            Consolidated Statements of Cash Flows...............................................  63
            Notes to Consolidated Financial Statements..........................................  63
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................  63

PART III
Item 9.     Directors and Executive Officers of the Registrant..................................  63
Item 10.    Executive Compensation..............................................................  64
Item 11.    Security Ownership of Certain Beneficial Owners and Management......................  64
Item 12.    Certain Relationships and Related Transactions......................................  64
Item 13.    Exhibits, Lists and Reports on Form 8-K
            Exhibits............................................................................  64
            Reports on Form 8-K.................................................................  65

            Signatures..........................................................................  66

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

     Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $461 million as of December 31, 1999.

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

                              LENDING ACTIVITIES

     The Bank's loan portfolio totaled $350,117,816 at December 31, 1999, representing approximately 76% of total assets. As of December 31, 1999, approximately 75% of the mortgage loan portfolio had adjustable rates. As of December 31, 1999, the Bank had sold $154,283,783 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

     COMMERCIAL LOANS. The Bank offers commercial loans in accordance with regulatory requirements. Under current regulation the bank is limited to 20% of total assets. The Bank currently has approximately 9.00% commercial loans.

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

                             SUBSIDIARY ACTIVITIES

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

     As of December 31, 1999, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

NHTB Capital Trust I

     NHTB Capital Trust I (the "Trust") is a statutory business trust formed under the laws of the State of Delaware and a wholly owned subsidiary of the Company. On August 5, 1999, the Trust issued $16.4 million of 9.25% capital securities. See Note 2 of Notes to Consolidated Financial Statements.

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

     The Bank's competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank's competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. The Bank has four outside originators who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

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

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the GLBA), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

          (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

          (2) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

          (3) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

          (4) provides an enhanced framework for protecting the privacy of consumer information;

          (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

          (6) modifies the laws governing the implementation of the Community Reinvestment Act; and

          (7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     The GLBA also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLBA. The GLBA also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     The GLBA also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     The OTS has recently proposed regulations implementing the privacy protection provisions of the GLBA. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. The Company currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form. The GLBA also provides for the ability of each state to en legislation that is more protective of consumers' personal information.

     The Company believes that the GLBA will not have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets the Bank currently serves.

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

     Loans to borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 1999, the Bank's regulatory limit on loans to one borrower was approximately $6.3 million. At December 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $3,476,979, and the second largest borrower had an aggregate balance of $3,281,553. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. The HOLA requires a savings association to meet a qualified thrift leader, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 1999, the Bank maintained 74.87% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift leader. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital to such adjusted total assets as adjusted under the OTS regulations, a leverage ratio requirement of 4% of core capital to such adjusted assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's assets as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4% an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk and 2% multiplied by the estimated economic value o the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. For information pertaining to capital requirements, please see Note 16 of the Financial Statements

     Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire it shares, payments to shareholders of another institution in a cash cut merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of
(a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution; the Bank failed to meet its minimum capital requirements, as described above.

     Assessments. Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During July 1999, the Bank paid the semiannual assessment of $35,277.

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

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC.
Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

     In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. Beginning on January 1, 1999, the rate of assessments for the payment of interest on the FICO bonds was approximately 1.2 basis points for BIF assessable deposits and approximately 6.1 basis points for SAIF-assessable deposits.

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

     As a unitary savings association holding company, NHTB is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation of Federal Savings Associations--QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by NHTB of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, NHTB would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 1999, of $1.9 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $126,711, $122,911, and $119,109 during the years ended December 31, 1999, 1998, and 1997, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

     Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 (FHLB Modernization Act), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Liquidity

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 1999 was 5.23%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Year 2000

     Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

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

State Income Tax

     The Bank is subject to an annual Business Profits Tax (BPT) imposed by the State of New Hampshire at the rate of 8.00% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. During 1993, the State of New Hampshire instituted a Business Enterprise Tax (BET), which places a tax on certain expense items. Interest, dividends, wages, benefits and pensions are taxed at a rate of 0.50%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

     Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 1999, the tax amounted to $17,955.

     At December 31, 1999, LSB had a total of 157 full-time employees and 32 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

Federal Securities Laws

     The Company's common stock is registered with the SEC under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Item 2. Properties
The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 1999:

                                  Year         Net Book Value       Expiration    Lease Renewal
                                          -----------------------
Location                         Opened     Leased        Owned    Date of Lease     Option
-----------------------------------------------------------------------------------------------
 9 Main Street
 Newport, NH                       1868              $  1,400,109

 565 Route 11
 Sunapee, NH                       1965              $     77,790

 115 East Main Street
 Bradford, NH                      1975              $     73,949

 300 Sunapee Street
 Guild, NH                         1978              $     96,076

 165 Route 10 South
 Grantham, NH                      1980              $    301,385

 24 Newport Road
 New London, NH                    1981              $    520,622

 200 Heater Road
 Lebanon, NH                       1986              $    556,133

 106 Hanover Street
 Lebanon, NH                       1997              $  2,095,038

 150 Main Street
 New London, NH                    1999              $    668,019

 720 Main Street /(1)/
 Andover, NH                       1987  $   31,448                                        -

 15 Antrim Road /(1)/
 Hillsboro, NH                     1994  $  163,286                         2000     4 Years

 83 Main Street /(1)/
 West Lebanon, NH                  1994  $  121,279                         2004    10 Years

 12 Centerra Pkwy. /(1)/
 Lebanon, NH                       1997  $  175,455                         2007     5 Years

 6 Lawrence Street /(1)/
 Andover, NH                       1999  $   46,156                         2002     5 Years

 Route 103 /(1)/
 Newbury, NH                       1999  $       --                         2001     3 Years

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

                    Period                                 High           Low
                  --------------------------------------------------------------

1999                First Quarter                      $   17.500     $   13.563
                    Second Quarter                         15.000         13.500
                    Third Quarter                          15.750         12.000
                    Fourth Quarter                         14.000         11.938

1998                First Quarter                      $   20.500     $   17.000
                    Second Quarter                         22.000         17.500
                    Third Quarter                          18.750         12.875
                    Fourth Quarter                         19.000         12.000

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 1999, New Hampshire Thrift Bancshares, Inc. had approximately 713 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                   1999     1998
                                                ------------------
First Quarter                                   $   .16  $   .15
Second Quarter                                      .16      .15
Third Quarter                                       .16      .15
Fourth Quarter                                      .16      .15

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III.

Item 9. Directors and Executive Officers of the Registrant
Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 6, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 6, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 6, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 6, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits, Lists and Reports on Form 8-K
The exhibits filed as a part of this Registration Statement are as follows:

     (a). List of Exhibits.  (Filed herewith unless otherwise noted.)

Exhibit No.         Description
-----------         -----------

  2.1 Agreement as Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. ("NHTB"), Lake Sunapee Bank, fsb (the "Bank") and Landmark Bank. ("Landmark"), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company's Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the "Commission") on November 5, 1996 (the "November 5, 1996 S-4"))

                    Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company's March 31, 1999 Form 10-QSB filed on May 14, 1999).

                    Purchases and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company's March 31, 1999 Form 10-QSB filed on May 14,
                    1999).

                    Asset and Liability Allocation Agreement, dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company's March 31, 1999 Form 10-QSB filed on May 14, 1999).

Exhibit No.         Description
-----------         -----------

   3.1 Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-
                    4).

   3.2              Amended and Restated Bylaws of NHTB (previously filed).

   4.1              Stock Certificate of New Hampshire Thrift Bancshares, Inc.
                    (previously filed as an exhibit to the Company's Form S-4 (file No. 33-27192) filed with the Commission on March 1,
                    1989).

  10.1 Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

  10.2 New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-
                    4).

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

  10.5 Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-
                    4).

  10.6 Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-
                    4).

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

  99.1 Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company (to be filed pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934, as amended).

      (b)  Reports of Form 8-K.

      A Report of Form 8-K was filed on April 27, 1999, reporting the signing of an agreement for Lake Sunapee Bank to acquire three branch offices of New London Trust Company.

      A Report of Form 8-K was filed on January 14, 2000, reporting the consummation of Lake Sunapee Bank acquiring three branch offices of New London Trust Company.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

     By:  /s/ John J. Kiernan        Chairman of the Board                        March 3, 2000
          -------------------
          (John J. Kiernan)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                 Title                                             Date
     /s/ John J. Kiernan             Chairman of the Board                        March 3, 2000
     -------------------
     (John J. Kierman)

     /s/ Stephen W. Ensign           Vice Chairman of the Board,                  March 3, 2000
     ---------------------
     (Stephen W. Ensign)             President and Chief Executive Officer

     /s/ Stephen R. Theroux          Director, Executive Vice President           March 3, 2000
     ----------------------
     (Stephen R. Theroux)            and Chief Operating Officer

     /s/ Leonard R. Cashman          Director                                     March 3, 2000
     ----------------------
     (Leonard R. Cashman)

     /s/ Ralph B. Fifield, Jr.       Director                                     March 3, 2000
     ------------------------
     (Ralph B. Fifield, Jr.)

     /s/ John A. Kelley, Jr.         Director                                     March 3, 2000
     ----------------------
     (John A. Kelley, Jr.)

     /s/ Peter R. Lovely             Director                                     March 3, 2000
     -------------------
     (Peter R. Lovely)

     /s/ Dennis A. Morrow            Director                                     March 3, 2000
     --------------------
     (Dennis A. Morrow)

     /s/ Jack H. Nelson              Director                                     March 3, 2000
     ------------------
     (Jack H. Nelson)

     /s/ Priscilla W. Ohler          Director                                     March 3, 2000
     ---------------------
     (Priscilla W. Ohler)

     /s/ Kenneth D. Weed             Director                                     March 3, 2000
     -------------------
     (Kenneth D. Weed)

     /s/ Joseph B. Willey            Director                                     March 3, 2000
     --------------------
     (Joseph B. Willey)

     /s/ Daryl J. Cady               Senior Vice President and                    March 3, 2000
     -----------------
     (Daryl J. Cady)                 Chief Financial Officer
                                     (Principal Accounting Officer)

--------------------------------------------------------------------------------
New Hampshire Thrift Bancshares, Inc.

Directors
---------
John J. Kiernan, Chairman
Stephen W. Ensign, Vice Chairman
Stephen R. Theroux
Leonard R. Cashman
Ralph B. Fifield, Jr.
John A. Kelley, Jr.
Peter R. Lovely
Dennis A. Morrow
Jack H. Nelson
Priscilla W. Ohler
Kenneth D. Weed
Joseph B. Willey

Officers
---------
John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive
Officer

Stephen R. Theroux
Executive Vice President and
Chief Operating Officer

Daryl J. Cady, CPA
Senior Vice President and
Chief Financial Officer

Linda L. Oldham
Senior Vice President and
Corporate Secretary

Sandra M. Blackington
Assistant Corporate Secretary

--------------------------------------------------------------------------------
Lake Sunapee Bank, fsb

Directors
---------
John J. Kiernan, Chairman
Stephen W. Ensign, Vice Chairman
Stephen R. Theroux
Leonard R. Cashman
Ralph B. Fifield, Jr.
John E. Johannessen
John A. Kelley, Jr.
Peter R. Lovely
Dennis A. Morrow
Jack H. Nelson
Priscilla W. Ohler
Kenneth D. Weed
Joseph B. Willey

Executive Officers
------------------
John J. Kiernan
Chairman of the Board

Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive
Officer

Stephen R. Theroux
Executive Vice President and
Chief Operating Officer

Sandra M. Blackington
Assistant Secretary

Senior Vice Presidents
----------------------
Daryl J. Cady, CPA
Chief Financial Officer

W. Grant MacEwan
Commercial Lending

William J. McIver
Retail Banking

Robert C. O'Brien
Loan Origination

Linda L. Oldham
Shareholder Services

Vice Presidents
---------------
Douglas S. Baxter
Marketing

Richard G. Biron
Branch Administration

Colin S. Campbell
Commercial Lending

H. Bliss Dayton
Compliance and Internal Audit

Dana C. Favor
Loan Review

Scott W. Laughinghouse
Commercial Lending

Theodore M. Thompson
Commercial Lending

Sharon L. Whitaker
Mortgage Lending

Assistant Vice Presidents
-------------------------
Erik C. Cinquemani
Commercial Lending

Frances E. Clow
Human Resources

Teresa M. Currier
Retail Manager

Stephen B. Ellis
Loan Origination

Gail A. Fraser
Deposit Operations

Peter N. Jennings
Loan Origination

Suzanne Johnson
Loan Servicing

Sandra J. Luckury
Information Technology

Arthur W. Phillips
Loan Review

Francetta Raymond
Loan Operations

Terri G. Spanos
Retail Manager

--------------------------------------------------------------------------------
Board of Advisors

Philip D. Allen/(1)/
O. Prunella Anastos
Benjamin K. Barton
Kenneth O. Barton
William S. Berger
George O. Binzel
William A. Bittinger
Paul R. Boucher
James F. Briggs
Robert S. Burgess
Walton W. Chadwick
Earle W. Chandler
F. Read Clarke
Jacqueline C. Cote
Robert J. Cricenti
Richard F. Curtis
Ernest G. Dennis, Jr.
William J. Faccone, Sr.
Gordon B. Flint, Sr.
John W. Flynn, Jr.
John W. Flynn, Sr.
Sam N. Hale
Sheffield J. Halsey
Louise K. Hastings
Douglas J. Homan
Rita M. Hurd
Lisa S. Hustis
Alf E. Jacobson
Robert B. Jennings
Michael D. Johnson
Edward T. Kerrigan
John J. Kiernan, Jr.
Victor W. Laro
Paul J. Linehan
Robert MacNeil
Elizabeth W. Maiola
Raymond A. Manning
John J. Marcotte
Jerry N. Mathis
Thomas F. McCormick
J. David McCrillis
John C. McCrillis
F. Graham McSwiney
Paul Olsen
Daniel P. O'Neill
Betty H. Ramspott
David N. Reney
Everett R. Reney
Genelle M. Richards
J. Barrie Sellers
Edwin G. Sielewicz
Fredric M. Smith
Herbert N. Smith
Fred F. Stockwell
Earl F. Strout
James R. Therrien
Janis H. Wallace
James P. Wheeler
Bradford C. White
John W. Wiggins, Sr.
Thomas B. Woodger
Michael J. Work

 /(1)/Honorary

--------------------------------------------------------------------------------
Shareholder Information

Corporate Headquarters
New Hampshire Thrift Bancshares, Inc.
9 Main Street
PO Box 9
Newport, NH  03773-0009
Tel:                                        1-603-863-0886
Fax:                                        1-603-863-9571

Transfer Agent
ChaseMellon Shareholder Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ  07660
Tel: Domestic Holders                       1-800-851-9677
Tel: Foreign Holders                        1-201-329-8660
Tel: Hearing Impaired                       1-800-231-5469
Website: www.chasemellon.com

Independent Auditors
Shatswell, MacLeod & Company, P.C.
83 Pine Street
West Peabody, MA  01960-3635

--------------------------------------------------------------------------------
Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market System under the symbol NHTB. There were approximately 713 shareholders of record on December 31, 1999.

The following table sets forth the Company's high And low prices for the common stock as reported by NASDAQ for the periods indicated:


1999                               High              Low
------------------------------------------------------------
First Quarter                    $ 17.750         $ 13.563
Second Quarter                     15.000           13.500
Third Quarter                      15.750           12.000
Fourth Quarter                     14.000           11.938

           This Annual Report has been written by the Bank's staff.