Form 10QSB
period 2000-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2000-05-15
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 2000
                                           --------------

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

               Yes  X              No____
                  -----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of April 12, 2000, was 2,062,685
                                                           ---------

Transitional small business disclosure format:

               Yes____             No  X
                                     ------

                       HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB

PART I.      FINANCIAL INFORMATION                                     Page
Item 1       Financial Statements:

             Consolidated Statements of Financial Condition -            1
             March 31, 2000 and December 31, 1999

             Consolidated Statements of Operations -                     2
             For the Three Months Ended March 31, 2000 and
             1999

             Consolidated Statements of Cash Flows -                     3
             For the Three Months Ended March 31, 2000 and 1999

             Notes To Consolidated Financial Statements -                5

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations -                       6

Item 3       Independent Accountants' Report                            14


PART II.     OTHER INFORMATION

Item 1       Legal Proceedings                                          15

Item 2       Changes in Securities                                      15

Item 3       Defaults Upon Senior Securities                            15

Item 4       Submission of Matters to a Vote of Common Shareholders     15

Item 5       Other Information                                          15

Item 6       Exhibits and Reports on Form 8-K                           15

             Signatures                                                 16

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     March 31, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                          March 31,                 December 31,
                                                                                            2000                       1999
                                                                                     ------------------         ------------------
ASSETS
Cash and due from banks                                                              $       12,219,476         $       22,558,929
Federal funds sold                                                                                    -                          -
                                                                                     ------------------         ------------------
  Cash and cash equivalents                                                                  12,219,476                 22,558,929
Securities available-for-sale                                                                43,623,780                 47,540,736
Securities held-to-maturity                                                                  10,007,215                 10,006,952
Other investments                                                                             2,474,199                  2,032,999
Loans held-for-sale                                                                                   -                          0
Loans receivable, net                                                                       352,531,414                346,491,828
Accrued interest receivable                                                                   2,424,410                  2,450,268
Bank premises and equipment, net                                                             10,073,521                 10,028,893
Investments in real estate                                                                      512,737                    516,533
Real estate owned and property acquired in settlement of loans                                   91,158                    219,000
Goodwill                                                                                     13,443,333                 13,850,308
Other assets                                                                                  5,326,289                  5,751,884
                                                                                     ------------------         ------------------

       Total assets                                                                  $      452,727,532         $      461,448,330
                                                                                     ------------------         ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                             $       16,794,584         $       21,597,464
Savings and interest-bearing checking accounts                                              207,766,186                208,831,598
Time deposits                                                                               148,596,631                136,209,027
                                                                                     ------------------         ------------------
  Total deposits                                                                            373,157,401                366,638,089
Other borrowed funds                                                                          1,725,000                 12,440,000
Securities sold under agreements to repurchase                                                9,514,900                 14,038,117
Advances from Federal Home Loan Bank                                                         20,000,000                 22,000,000
Accrued expenses and other liabilities                                                        4,662,270                  2,688,977
                                                                                     ------------------         ------------------

       Total liabilities                                                                    409,059,571                417,805,183
                                                                                     ------------------         ------------------

Guaranteed preferred beneficial interests in junior subordinated debentures                  16,400,000                 16,400,000
                                                                                     ------------------         ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,                               -                          -
  no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 2,062,685 shares outstanding at
  March 31, 2000, and 5,000,000 shares authorized, 2,479,858 shares
  issued and 2,106,685 shares outstanding at December 31, 1999                                   24,798                     24,798
Paid-in capital                                                                              17,895,316                 17,895,316
Retained earnings                                                                            14,512,397                 14,044,427
Accumulated other comprehensive income (loss)                                                (2,195,268)                (2,271,617)
                                                                                     ------------------         ------------------
                                                                                             30,237,243                 29,692,924
Treasury stock, at cost, 417,173 shares as of March 31, 2000
  and 373,173 shares as of December 31, 1999                                                 (2,969,282)                (2,449,777)
                                                                                     ------------------         ------------------

       Total shareholders' equity                                                            27,267,961                 27,243,147
                                                                                     ------------------         ------------------

       Total liabilities and shareholders' equity                                    $      452,727,532         $      461,448,330
                                                                                     ==================         ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                               March 31,                    March 31,
                                                                                 2000                         1999
                                                                        ---------------------        ---------------------
Interest income
  Interest on loans                                                     $           6,719,554        $           4,614,301
  Interest and dividends on investments                                             1,094,356                      918,967
                                                                        ---------------------        ---------------------
     Total interest income                                                          7,813,910                    5,533,268
                                                                        ---------------------        ---------------------

Interest expense
  Interest on deposits                                                              3,281,383                    2,630,363
  Interest on advances and other borrowed money                                       737,570                       53,994
                                                                        ---------------------        ---------------------
     Total interest expense                                                         4,018,953                    2,684,357
                                                                        ---------------------        ---------------------

  Net interest income                                                               3,794,957                    2,848,911

Provision for loan losses                                                              30,000                       30,000
                                                                        ---------------------        ---------------------

  Net interest income after provision for loan losses                               3,764,957                    2,818,911
                                                                        ---------------------        ---------------------

Other income
  Loan origination and customer service fees                                          571,731                      407,051
  Net gain (loss) on sale of securities                                               (10,917)                      45,409
  Gain on sale of property acquired in settlement of loan                                   -                           23
  Net gain (loss) on sale of loans                                                    (24,767)                      40,229
  Net gain on sale of bank property and equipment                                           -                            -
  Rental income                                                                       106,401                       85,512
  Brokerage service income                                                             37,840                       35,405
                                                                        ---------------------        ---------------------
     Total other income                                                               680,288                      613,629
                                                                        ---------------------        ---------------------

Other expenses
  Salaries and employee benefits                                                    1,688,204                    1,201,526
  Occupancy expenses                                                                  547,085                      469,879
  Advertising and promotion                                                            69,564                       83,083
  Depositors' insurance                                                                20,071                       35,327
  Outside services                                                                    126,358                      125,277
  Amortization of goodwill                                                            245,776                       61,789
  Other expenses                                                                      563,264                      426,003
                                                                        ---------------------        ---------------------
     Total other expenses                                                           3,260,322                    2,402,884
                                                                        ---------------------        ---------------------

Income before provision for income taxes                                            1,184,923                    1,029,656

Provision for income taxes                                                            379,843                      319,048
                                                                        ---------------------        ---------------------

Net income                                                              $             805,080        $             710,608
                                                                        =====================        =====================

Comprehensive net income                                                $             881,429        $             160,732
                                                                        =====================        =====================

Earnings per common share, basic                                        $                 .39        $                 .34
                                                                        =====================        =====================

Earnings per common share, assuming dilution                            $                 .38        $                 .34
                                                                        =====================        =====================

Dividends declared per common share                                     $                 .16        $                 .16
                                                                        =====================        =====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                                     March 31,                  March 31,
                                                                                       2000                       1999
                                                                               --------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $            805,080        $           710,608
  Depreciation and amortization                                                             195,940                    180,967
  Amortization of goodwill                                                                  245,776                     61,789
  Loans originated for sale                                                              (2,268,578)               (13,245,698)
  Proceeds from sale of loans                                                             2,243,811                 13,285,927
 (Gain) loss from sale of loans                                                              24,767                    (40,229)
 (Gain) loss from sale of debt securities available-for-sale                                 10,917                    (45,409)
  Provision for loan losses and other real estate owned losses                               30,000                     30,000
  Gain on sale of property acquired in settlement of loan                                         -                        (23)
 (Increase) decrease in accrued interest and other assets                                   527,539                   (766,453)
  Change in deferred loan origination fees and cost, net                                     10,817                   (118,624)
  Increase in accrued expenses and other liabilities                                      1,973,293                  2,215,599
                                                                               --------------------        -------------------
            Net cash provided by operating activities                                     3,799,362                  2,268,454
                                                                               --------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (236,772)                   (96,420)
  Proceeds from sale of bank premises and equipment                                               -                      7,995
  Proceeds from sale of debt securities available-for-sale                                5,883,294                  7,017,524
  Purchase of securities available-for-sale                                              (1,977,255)                (7,017,816)
  Purchase of Federal Home Loan Bank stock                                                 (441,200)                         -
  Net increase in loans to customers                                                     (5,952,561)                (4,234,360)
  Adjustment to NLT Goodwill                                                                161,199                          -
                                                                               --------------------        -------------------
            Net cash used in investing activities                                        (2,563,295)                (4,323,077)
                                                                               --------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                     6,519,312                 (6,607,441)
  Net increase (decrease) in repurchase agreements                                       (4,523,217)                (4,764,024)
  Increase (decrease) in advances from Federal Home Loan Bank
    and other borrowings                                                                (12,715,000)                 3,848,000
  Dividends paid                                                                           (337,110)                  (336,686)
  Payments to acquire treasury stock                                                       (519,505)                         -
                                                                               --------------------        -------------------
            Net cash used in financing activities                                       (11,575,520)                (7,860,151)
                                                                               --------------------        -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (10,339,453)                (9,914,774)
CASH AND CASH EQUIVALENTS, beginning of period                                           22,558,929                 16,284,558
                                                                               --------------------        -------------------
CASH AND CASH EQUIVALENTS, end of period                                       $         12,219,476        $         6,369,784
                                                                               ====================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                            March 31,               March 31,
                                                                               2000                    1999
                                                                        -----------------       -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                        $       3,281,383       $       2,646,650
    Interest on advances and other borrowed money                                 737,570                  46,542
                                                                        -----------------       -----------------
            Total interest paid                                         $       4,018,953       $       2,693,192
                                                                        =================       =================
    Income taxes, net                                                   $             400       $             400
                                                                        =================       =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure     $          67,158       $          17,250
                                                                        =================       =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2000 and December 31, 1999

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note B - Accounting Policies
----------------------------

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 1999.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Stock Repurchases
--------------------------

On March 2, 2000, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of common stock. During the quarter ended March 31, 2000, the Company repurchased 44,000 shares of its common stock at a cost of approximately $519,505.

The Company intends to hold the shares repurchased as treasury shares. The Company may utilize such shares to fund any stock benefit or compensation plan or for any other purpose of the Board of Directors of the Company deems advisable in compliance with applicable law.

Part I. Item II.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

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

     The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 2000, the Company had $1,057,005 available, which it plans to use to continue its annual dividend payout of $0.64 per share and its capital securities interest payments.

Forward-looking Statements

The preceding and following discussion may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in it GAP and NPV tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion.

Capital Securities

On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures') of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of New London Trust, FSB. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

     The Capital Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 20, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Financial Condition

     During the first three months of 2000, total assets decreased by $8,720,798, or 1.89% from $461,448,330 to $452,727,532. Cash and cash equivalents decreased $10,339,453 from December 31, 1999, as cash held at the end of the year for potential Y2K issues, which did not materialize, was returned to the Federal Reserve Bank.

     Total gross loans increased $5,982,420 from $350,117,816 to $356,100,236, or 1.71%. During the first quarter of 2000, the Bank originated $26.1 million in loans, had pay-offs of approximately $15.7 million and normal amortization of approximately $4.5 million. Activity from loans sold into the secondary market decreased by approximately $11.0 million from March 31, 1999. As interest rates began to rise in 1999 and continued into 2000, many customers sought variable rate loan programs rather than fixed rate programs. The Bank elected to hold many of these variable rate loans in portfolio. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At March 31, 2000, the Bank had $153,865,401 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2000, adjustable rate mortgages comprised approximately 76% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     As of March 31, 2000, total investment securities decreased $3,561,007, or 5.63% from $63,281,596 to $59,720,589 (at amortized cost). During the first three months of 2000, the Bank sold approximately $5.9 million of investment securities to provide liquidity and to fund loan activity. The Bank's net unrealized loss was $3,700,908 at December 31, 1999 compared to $3,615,395 at March 31, 2000. This change of $85,513 reflects a brief decline in interest rates at the end of the first quarter and the corresponding increase in investment security market values.

     Real estate owned and property acquired in settlement of loans decreased by $127,842, or 58.38% to $91,158 from $219,000 at year-end. This total reflects two properties. One was under contract at March 31, 2000. The other is a 25-acre tract of land in Hillsboro, NH. There were no sales of real estate property owned, during the first three months of 2000.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Deposits increased by $6,519,312, or 1.78% to $373,157,401 from
$366,638,089 at year-end. Non-interest bearing checking accounts decreased $4,802,880, or 22.24%, as many business customers settled seasonal transactions. Savings and interest-bearing checking accounts remained virtually unchanged. Time deposits increased $12,387,604, or 9.09%. The Bank offered three time deposit specials during the first quarter in an effort to retain and attract new deposits.

     Securities sold under agreement to repurchase decreased by $4,523,217, to $9,514,900 from $14,038,117. As mentioned above, many business customers settled seasonal transactions during the first quarter of 2000. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

     Overnight and long-term advances from the Federal Home Loan Bank (FHLB) decreased by $12,715,000 from $34,440,000 at year-end to $21,725,000 at March
31, 2000. During the first three months of 2000, the Bank was able to repay part of its overnight and long-term advances using the cash that had been held for potential Y2K issues.

     Accrued expenses and other liabilities increased $1,973,293, to $4,662,270 from $2,688,977. Secondary market payments held in escrow at March 31, 2000 accounted for the majority of the increase.

Liquidity and Capital Resources

     The Bank is required to maintain a 4% ratio of liquid assets to net withdrawable funds. At March 31, 2000, the Bank's ratio of 6.52% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2000, the Bank had approximately $100,000,000 in additional borrowing capacity from the FHLB.

     At March 31, 2000, the Company's shareholders' equity totaled $27,267,961, or 6.02% of total assets, compared to $27,243,147, or 5.90% of total assets at year-end 1999. The Company's Tier I core capital was 6.90% at March 31, 2000 compared to 6.74% at year-end. The increase of shareholders' equity of $24,814 reflects net income of $805,080, the payment of $337,110 in common stock dividends, the increase of $519,505 in treasury stock and the change of $76,349 in the net unrealized holding gain (loss) on securities classified as available-for-sale. This change reflects the short decline in interest rates during the first three months of 2000 and the corresponding rise in investment security market values during the same period. On March 3, 2000, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2000, 44,000 shares of common stock had been repurchased.

     For the three months ended March 31, 2000, net cash provided by operating activities was $3,960,561, versus $2,268,454 for the same period in 1999. A net change in amortization of goodwill, accrued interest and other assets, and accrued expenses and other liabilities accounted for the majority of the increase.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Net cash used in investing activities amounted to $2,724,494 for the three months ended March 31, 2000, compared to $4,323,077 for the same period in 1999 a decrease of $1,598,583. Investment and loan activity accounted for the majority of the change. Net investment security activity provided $3,464,839 compared to net cash used of $292 in 1999. During the first three months of 2000, purchases of investment securities were $2,418,455 million and sales and calls of investment securities totaled $5,883,294 million. Loans to customers used cash flows of $6,080,403 compared to $4,217,133 for the same period in 1999.

     At March 31, 2000, net cash flows used in financing activities was $11,575,520 compared to $7,860,151 for the same period in 1999, a change of $3,715,366. A net increase in deposits offset by a decrease in advances from the FHLB and other borrowings accounted for majority of the change. Deposits increased $6,519,312 in 2000 compared to a decrease of $6,607,441 in 1999, a change of $13,126,753. FHLB advances and other borrowings decreased $12,715,000 during the first quarter compared to and increase of $3,848,000 for the same period last year, a change of $16,563,000. The net change in deposits, FHLB advances and other borrowing amounted to $3,436,247.

     The Bank expects to be able to fund loan demand and other investing during 2000 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2000, the Bank's ratios were 6.90%, 6.90%, and 10.58%, respectively, well in excess of the regulators' requirements.

Book value per share was $13.22 at March 31, 2000, versus $13.12 per share at March 31, 1999. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.

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

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Bank's one-year gap at March 31, 2000, was -5.40%, compared to the December 31, 1999 gap of -9.47%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's gap, of approximately negative five percent at March 31, 2000, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of December 31, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

    Change                          Net Portfolio Value                  NPV as % of PV Assets
    in Rates              $  Amount     $ Change       % Change          NPV Ratio     Change
----------------------   ---------------------------------------      -------------------------
    +300 bp   ..........     36,908       -18,441          -  33%          8.12%      -  356 bp
    +200 bp   ..........     43,555       -11,794          -  21%          9.44%      -  224 bp
    +100 bp   ..........     49,848       - 5,501          -  10%         10.65%      -  103 bp
       0 bp   ..........     55,513            --             --          11.68%          --
    -100 bp   ..........     59,513         4,164          +   8%         12.44%      +   76 bp
    -200 bp   ..........     62,389         7,040          +  13%         12.94%      +  126 bp
    -300 bp   ..........     65,160         9,811          +  18%         13.42%      +  174 bp

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

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Additionally, the Bank's commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal audit and compliance program. Results of the audit and compliance programs are reported directly to the Audit Committee of the Bank's Board of Directors.

     The allowance for loan losses at March 31, 2000 was $4,325,080, compared to $4,320,563 at year-end 1999. As of March 31, 2000, the allowance included $4,142,075 in general reserves compared to $4,111,059 at year-end 1999. The total allowance represented 1.21% of total loans at March 31, 2000 versus 1.23% at year-end 1999. The allowance for loan losses as a percentage of non-performing loans was 322.52% at March 31, 2000, compared to 246.85% at December 31, 1999. During the first three months of 2000, the Bank had net charge-offs of $25,483 compared to net recoveries of $2,060 for the same period in 1999.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2000, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of March 31, 2000 were $3,240,711 compared to $2,988,696 at December 31, 1999. At March 31, 2000,
loans classified as 90 days delinquent were $300,648 compared to $711,149 at December 31, 1999. At March 31, 2000, non-earning assets were $1,040,306 compared to $1,039,156 at year-end 1999. Total non-performing assets amounted to $1,432,112 and $1,969,305, for March 31, 2000 and December 31, 1999,
respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):


                                             March 31,       December 31,
                                               2000             1999
                                          --------------   --------------
90 day delinquent loans/(1)/              $   301   0.07%  $   711   0.15%
Non-earning assets/(2)/                     1,040   0.23%    1,039   0.22%
Other real estate owned                        91   0.02%      219   0.05%
                                          --------------   --------------
Total non-performing assets               $ 1,432   0.32%  $ 1,969   0.43%
                                          ==============   ==============
Troubled debt restructured                $     -      -   $     -      -
                                          ==============   ==============
Impaired loans                            $ 1,040   0.23%  $ 1,039   0.22%
                                          ==============   ==============

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, impaired, or in bankruptcy proceeding, are placed on a non-earning status.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

                                             March 31,      December 31,
                                               2000            1999
                                          -------------    -------------
Real estate loans -
 Conventional                             $  1,956   78%   $  1,953   78%
 Construction                                  147    2%        147    2%
Collateral and Consumer                        133   11%        133   11%
Commercial and Municipal                     1,802    9%      1,800    9%
Impaired Loans                                 208    -         209    -
Other loans                                     79    -          79    -
                                          --------------   --------------
Valuation allowance                       $  4,325  100%   $  4,321  100%
                                          ==============   ==============
Total valuation allowance as a
 percentage of total loans                    1.21%            1.23%
                                          =========        =========


Results of Operations

     Net income for the three months ended March 31, 2000, was $805,080, or $0.38 per common share (assuming dilution) compared to $710,608, or $0.34 per common share (assuming dilution) for the same period in 1999.

     Net interest income increased $946,046, or 33.21%, from $2,848,911 for the first three months of 1999 to $3,794,957 for the first three months of 2000. The increase was due primarily to an increase in loans and transaction-type deposit accounts associated with the acquisition of three New London Trust, FSB ("NLT") branches in October 1999.

     Total interest income for the quarter ended March 31, 2000 increased by $2,280,642, or 41.22%, to $7,813,910 from $5,533,268 for the same period in
1999. For the three months ended March 31, 2000, interest on loans increased $2,105,253, or 45.62% to $6,719,554 from $4,614,301 for the same period in 1999.
Total loans held in portfolio increased from $243,551,858 at March 31, 1999 to $355,982,520 at March 31, 2000, an increase of $112,430,662. The majority of the increase was attributed to the acquisition of approximately $80 million in loans from NLT. Interest and dividends on investment securities increased $175,389 from $918,967 at March 31, 1999 to $1,094,356 for the same period in 2000. A higher overall yield on investment securities accounted for the change.

     For the three months ended March 31, 2000, total interest expense increased $1,334,596, or 49.72%. Interest on deposits increased $651,020 from $2,630,363 at March 31, 1999 to $3,281,383 at March 31, 2000. Total deposits increased by $97,715,686 to $373,157,401 at March 31, 2000 from $275,441,715 for the same period in 1999. The majority of the increase was attributed to the acquisition of approximately $100 million in deposits from NLT. Interest on advances and other borrowed money increased $683,576 from $53,994 at March 31, 1999 to $737,570 at March 31, 2000. An increase in the outstanding balances of FHLB advances and other borrowed money accounted for the majority of the change. FHLB advances and other borrowed money amounted to $3,848,000 at the end of the first quarter in 1999 compared to $21,725,000 for the same period in 2000.

     The net provision for loan losses totaled $30,000 for March 31, 2000 and 1999. The total allowance for loan losses represented 1.21% of total loans at March 31, 2000 compared to 1.29% for the same period in 1999. The allowance for loan losses totaled $4,325,080 at March 31, 2000, compared to $3,149,129 for the same period in 1999. The allowance acquired from NLT totaled $1,421,674.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     For the quarter ended March 31, 2000, total other income increased by $66,659, or 10.86% from $613,629 in 1999 to $680,288 for the same period in
2000. The change was primarily a result of a $164,680, or 40.46% increase in loan origination and customer service fees and a $20,889, or 22.43% increase in rental income. As mentioned above, the Bank originated a $26.1 million of loans during the first quarter. Rental income increased as the Bank acquired a rental property as part of the NLT acquisition. Gains on the sale of loans decreased $64,996. As mentioned above, customers are electing to write adjustable rate loans, which the bank usually holds in portfolio.

     Total operating expenses increased $857,438, or 35.68% for the three months ended March 31, 2000. Additional staffing, occupancy costs and goodwill associated with the acquisition of three NLT branches accounted for the majority of the change.

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                        Independent Accountants' Report
                        -------------------------------

We have reviewed the accompanying consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of March 31, 2000 and the related consolidated statements of income and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we no not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                        SHATSWELL, MacLEOD & COMPANY, P.C.

May 11, 2000

Part II.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         There is no material litigation pending in which the Company or its subsidiary is a party or which the property of the Company or its subsidiary is subject.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------
         At the Annual Meeting of Shareholders held on April 6, 2000, the following was voted:

         Directors of New Hampshire Thrift Bancshares were re-elected for terms of three years, each expiring at the Annual Meeting 2003.

                                   For                          Withheld
         -----------------------------------------------------------------------
         John A. Kelley, Jr.       1,567,378                    42,450
         Jack H. Nelson            1,568,378                    41,450

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors was ratified.

                                   For             Against      Withheld
         -----------------------------------------------------------------------
                                   1,600,561       3,950        5,317

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         A.)   Exhibits:

               Exhibit 27:  Financial Data Schedules (EDGAR filing only)

         B.)   Reports on Form 8-K:

               None

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                           -------------------------------------
                                                      (Registrant)




Date: May 11, 2000                         /s/ Stephen W. Ensign
     --------------------------------      -------------------------------------
                                           Stephen W. Ensign

                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer

Date: May 11, 2000                         /s/ Stephen R. Theroux
     --------------------------------      -------------------------------------
                                           Stephen R. Theroux
                                           Executive Vice President and
                                           Chief Operating Officer


Date: May 11, 2000                         /s/ Daryl J. Cady
     --------------------------------      -------------------------------------
                                           Daryl J. Cady
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)