Form 10QSB
period 2000-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2000-08-14
CIK 846931

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 2000
                                            -------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of August 11, 2000, was 2,052,685
                                                            ---------

Transitional small business disclosure format:

            Yes            No  X
               -----         -----

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                             INDEX TO FORM 10-QSB





PART I.                  FINANCIAL INFORMATION                                                 Page

Item 1                   Financial Statements (unaudited):

                         Consolidated Statements of Financial Condition -
                         June 30, 2000 and December 31, 1999                                     1

                         Consolidated Statements of Operations -
                         For the Three Months and Six Months Ended June 30, 2000 and 1999        2

                         Consolidated Statements of Cash Flows -
                         For the Six Months Ended June 30, 2000 and 1999                         3

                         Notes To Consolidated Financial Statements -                            5

Item 2                   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations -                                   6

Item 3                   Independent Accountants' Review Report                                 14


PART II.                 OTHER INFORMATION

Item 1                   Legal Proceedings                                                      15

Item 2                   Changes in Securities                                                  15

Item 3                   Defaults Upon Senior Securities                                        15

Item 4                   Submission of Matters to a Vote of Common                              15
                         Shareholders

Item 5                   Other Information                                                      15

Item 6                   Exhibits and Reports on Form 8-K                                       15

                         Signatures                                                             16

Part I, Item 1.


            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)


                                                              June 30,                    December 31,
                                                                2000                          1999
                                                          ---------------                -------------
ASSETS
Cash and due from banks                                   $    15,423,404                $  22,558,929
Federal funds sold                                              3,000,000                            -
                                                          ---------------                -------------
  Cash and cash equivalents                                    18,423,404                   22,558,929
Securities available-for-sale                                  39,512,367                   47,540,736
Securities held-to-maturity                                    10,007,361                   10,006,952
Other investments                                               2,474,199                    2,032,999
Loans held-for-sale                                                     -                            -
Loans receivable, net                                         369,590,640                  346,491,828
Accrued interest receivable                                     2,580,495                    2,450,268
Bank premises and equipment, net                               10,320,137                   10,028,893
Investments in real estate                                        508,941                      516,533
Real estate owned and property acquired in
  settlement of loans                                              67,158                      219,000
Goodwill                                                       13,216,084                   13,850,308
Other assets                                                    5,299,717                    5,751,884
                                                          ---------------                -------------
       Total assets                                       $   472,000,503                $ 461,448,330
                                                          ===============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                  $    18,907,680               $   21,597,464
Savings and interest-bearing checking accounts                210,141,486                  208,831,598
Time deposits                                                 153,153,611                  136,209,027
                                                          ---------------               --------------
  Total deposits                                              382,202,777                  366,638,089
Other borrowed funds                                            5,386,000                   12,440,000
Securities sold under agreements to repurchase                  8,734,489                   14,038,117
Advances from Federal Home Loan Bank                           25,000,000                   22,000,000
Accrued expenses and other liabilities                          6,887,762                    2,688,977
                                                          ---------------               --------------
       Total liabilities                                      428,211,028                  417,805,183
                                                          ---------------               --------------

Guaranteed preferred beneficial interests
  in junior subordinated debentures                            16,400,000                   16,400,000
                                                          ---------------               --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share:
  2,500,000 shares authorized, no shares
  issued or outstanding                                                 -                            -
Common stock, $.01 par value per share:
  5,000,000 shares authorized, 2,479,858
  shares issued and 2,052,685 shares outstanding
  at June 30, 2000, and 5,000,000 shares
  authorized, 2,479,858 shares issued and
  2,106,685 shares outstanding at December 31, 1999                24,798                       24,798
Paid-in capital                                                17,895,316                   17,895,316
Retained earnings                                              14,859,977                   14,044,427
Accumulated other comprehensive income (loss)                  (2,356,646)                  (2,271,617)
                                                          ---------------               --------------
                                                               30,423,445                   29,692,924
Treasury stock, at cost, 427,173 shares as of
  June 30, 2000 and 373,173 shares as of
  December 31, 1999                                            (3,033,970)                  (2,449,777)
                                                          ---------------               --------------

       Total shareholders' equity                              27,389,475                   27,243,147
                                                          ---------------               --------------

       Total liabilities and shareho                      $   472,000,503               $  461,448,330
                                                          ===============                =============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 2000 and 1999
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,
                                                                    2000           1999                 2000            1999
                                                                -------------   ------------        --------------  --------------
Interest income
  Interest on loans                                             $  6,957,118    $ 4,767,295         $  13,676,672   $   9,381,596
  Interest and dividends on investments                            1,048,663        883,336             2,143,019       1,802,303
                                                                ------------    -----------         -------------   -------------
     Total interest income                                         8,005,781      5,650,631            15,819,691      11,183,899
                                                                ------------    -----------         -------------   -------------
Interest expense
  Interest on deposits                                             3,483,771      2,502,829             6,765,154       5,133,192
  Interest on advances and other borrowed money                      816,109        108,759             1,553,679         162,753
                                                                ------------    -----------         -------------   -------------
     Total interest expense                                        4,299,880      2,611,588             8,318,833       5,295,945
                                                                ------------    -----------         -------------   -------------
       Net interest income                                         3,705,901      3,039,043             7,500,858       5,887,954

Provision for loan losses                                             30,000         30,000                60,000          60,000
                                                                ------------    -----------         -------------   -------------

       Net interest income after provision for loan losses         3,675,901      3,009,043             7,440,858       5,827,954
                                                                ------------    -----------         -------------   -------------
Other income
  Loan origination and customer service fees                         547,945        451,315             1,119,676         858,366
  Net gain (loss) on sale of securities                              (31,412)       (12,855)              (42,329)         32,554
  Gain on sale of property acquired in settlement of loans               512         25,481                   512          25,504
  Net gain on sale of loans                                           42,753        100,649                17,986         140,878
  Net gain (loss) on sale of property and equipment                        -              -                     -               -
  Rental income                                                      112,296         85,065               218,697         170,577
  Brokerage service income                                            29,100         49,875                66,940          85,280
                                                                ------------    -----------         -------------   -------------
     Total other income                                              701,194        699,530             1,381,482       1,313,159
                                                                ------------    -----------         -------------   -------------

Other expenses
  Salaries and employee benefits                                   1,713,018      1,224,044             3,401,222       2,425,570
  Occupancy expenses                                                 538,983        450,873             1,086,068         920,752
  Advertising and promotion                                           77,929         72,459               147,493         155,542
  Depositors' insurance                                               18,880         34,599                38,951          69,926
  Outside services                                                   123,999        141,189               250,357         266,466
  Amortization of goodwill                                           239,935         61,789               485,711         123,578
  Other expenses                                                     725,271        436,395             1,288,535         862,398
                                                                ------------    -----------         -------------   -------------
     Total other expenses                                          3,438,015      2,421,348             6,698,337       4,824,232
                                                                ------------    -----------         -------------   -------------

Income before provision for income taxes                             939,080      1,287,225             2,124,003       2,316,881

Provision for income taxes                                           260,640        369,961               640,483         689,009
                                                                ------------    -----------         -------------   -------------

Net income                                                      $    678,440    $   917,264         $   1,483,520   $   1,627,872
                                                                ============    ===========         =============   =============

Comprehensive net income                                        $    517,062    $   142,899         $   1,398,491   $     303,633
                                                                ============    ===========         =============   =============

Earnings per common share, basic                                $       0.31    $      0.44         $        0.70   $        0.77
                                                                ============    ===========         =============   =============
Earnings per common share, assuming dilution                    $       0.31    $      0.43         $        0.69   $        0.77
                                                                ============    ===========         =============   =============
Dividends declared per common share                             $       0.16    $      0.16         $        0.32   $        0.32
                                                                ============    ===========         =============   =============


               The accompanying notes to consolidated financial statements are an integral part of these statements.



            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                               June 30,                 June 30,
                                                                                 2000                     1999
                                                                            -----------------         ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                         $      1,483,520         $      1,627,872
          Depreciation and amortization                                               438,962                  344,502
          Amortization of goodwill                                                    393,325                  123,578
         (Gain) loss from sale of debt securities available-for-sale                   42,329                  (32,554)
          Provision for loan losses and other real estate owned losses                 60,000                   60,000
          Gain on sale of property acquired in settlement of loan                        (512)                 (25,504)
         (Increase) decrease in accrued interest and other assets                     282,093               (1,558,803)
          Change in deferred loan origination fees and cost, net                      234,552                 (203,783)
          Increase in accrued expenses and other liabilities                        4,198,785                1,799,440
                                                                             ----------------         ----------------
                    Net cash provided by operating activities                       7,133,054                2,134,748
                                                                             ----------------         ----------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                       (722,614)                (206,028)
          Proceeds from sale of bank premises and equipment                                 -                    7,995
          Proceeds from sale of debt securities available-for-sale                  8,962,665               15,940,595
          Purchase of securities available-for-sale                                (1,977,255)             (13,871,073)
          Purchase of Federal Home Loan Bank stock                                   (441,200)                       -
          Maturities of securities available for sale                               1,000,221                  250,000
          Net increase in loans to customers                                      (23,505,704)             (15,733,000)
          Proceeds from sale of other real estate owned                               219,512
          Adjustment to NLT Goodwill                                                  240,899                        -
                                                                             ----------------         ----------------
                    Net cash used in investing activities                         (16,223,476)             (13,611,511)
                                                                             ----------------         ----------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                                        15,564,688               (4,401,241)
        Net decrease in repurchase agreements                                      (5,303,628)              (3,104,196)
        Increase (decrease) in advances from Federal Home Loan Bank
          and other borrowings                                                     (4,054,000)              12,849,000
        Dividends paid                                                               (667,970)                (673,371)
        Payments to acquire treasury stock                                           (584,193)                       -
                                                                             ----------------         ----------------
                    Net cash provided by financing activities                       4,954,897                4,670,192
                                                                             ----------------         ----------------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,135,525)              (6,806,571)
        CASH AND CASH EQUIVALENTS, beginning of period                            22,558,929               16,284,558
                                                                             ---------------          ---------------
        CASH AND CASH EQUIVALENTS, end of period                             $    18,423,404          $     9,477,987
                                                                             ===============          ===============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                                                             June 30,                 June 30,
                                                                               2000                     1999
                                                                          -----------------        -----------------
        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
            Interest on deposit accounts                                  $       6,782,012        $       5,155,360
            Interest on advances and other borrowed money                         1,518,265                  119,670
                                                                          -----------------        -----------------
                    Total interest paid                                   $       8,300,276        $       5,275,030
                                                                          =================        =================
            Income taxes, net                                             $         557,500        $         530,400
                                                                          =================        =================

        SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES:
           Transfers from loans to real estate acquired through
           foreclosure                                                   $           67,158        $          17,250
                                                                         ------------------        -----------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note C - Stock Repurchases
--------------------------

On March 2, 2000, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of its common stock. During the quarter ended March 31, 2000, the Company repurchased 44,000 shares of its common stock at a cost of approximately $519,505. During the quarter ended June 30, 2000, the Company purchased 10,000 shares of its common stock at a cost of approximately $126,563, of which $61,875 was settled in July of 2000.

The Company intends to hold the shares repurchased as treasury shares. The Company may utilize such shares to fund any stock benefit or compensation plan or for any other purpose of the Board of Directors of the Company deems advisable in compliance with applicable law.

Note D - Impact of New Accounting Standard
------------------------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will have no material effect on the Company's consolidated financial statements.

Part I.  Item 2.


            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         New Hampshire Thrift Bancshares, Inc. (the "Company"), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the "Bank"), a federally chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured through the Savings Association Insurance Fund ("SAIF"). The Bank is regulated by the Office of Thrift Supervision ("OTS").

         The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five percent of the Bank's prior four quarter earnings or up to fifty percent of excess capital plus total current year earnings. As of June 30, 2000, the Company had $967,170 available, which it plans to use to continue its annual dividend payout of $0.64 per share and its capital securities interest payments.

Forward-looking Statements

         The preceding and following discussion may contain certain forward-looking statements, which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in it GAP and NPV tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

Capital Securities

         On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities (the "Capital Securities"). The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures') of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of three New London Trust, FSB, ("NLT") branches. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The Capital Securities accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The first distribution was made on September 30, 1999. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent that the Trust has funds necessary to make these payments.

         The Capital Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 20, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Financial Condition

         During the first six months of 2000, total assets increased by $10,552,173, or 2.29% from $461,448,330 to $472,000,503. Cash and cash equivalents decreased $4,135,525 from December 31, 1999, as cash held at the end of the year for potential year 2000 issues, which did not materialize, was returned to the Federal Reserve Bank.

         Total gross loans increased $22,901,533 from $350,117,816 to $373,019,349, or 6.54%, during the first half of 2000. During this same period, the Bank originated $66.3 million in loans, had pay-offs of approximately $33.2 million and normal amortization of approximately $11.7 million. Activity from sold loans resulted in a net decrease of approximately $1.3 million. As interest rates began to rise in 1999 and continued into 2000, many customers sought variable rate loan programs rather than fixed rate programs. The Bank elected to hold many of these variable rate loans in portfolio. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At June 30, 2000, the Bank had $153,023,249 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2000, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

         As of June 30, 2000, gross investment securities decreased $7,275,394, or 11.50% from $63,281,595 to $56,006,201 (at amortized cost). During the first six months of 2000, the Bank sold approximately $8.9 million of investment securities to provide liquidity and to fund loan activity. The Bank's net unrealized loss was $3,700,908 at December 31, 1999 compared to $4,012,274 at June 30, 2000. This change of $311,366 reflects an increase in interest rates at the end of the second quarter and the corresponding decrease in investment security market values.

         Real estate owned and property acquired in settlement of loans decreased by $151,842, or 69.33% to $67,158 from $219,000 at year-end. This total reflects one property, which is located in Newport, New Hampshire. A 25-acre tract of land in Hillsboro, New Hampshire was sold during the second quarter of 2000.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Deposits increased by $15,564,688, or 4.25% to $382,202,777 at June 30,
2000, from $366,638,089 at December 31, 1999. Non-interest bearing checking accounts decreased $2,689,784, or 12.45% for the first half of 2000. During this period, savings and interest-bearing checking accounts increased $1,309,888, or 0.63%. Time deposits also increased $16,944,584, or 12.44%. The Bank offered three time deposit specials during the first quarter in an effort to retain and attract new deposits.

         Other borrowed funds decreased by $7,054,000 from $12,440,000 at year-end to $5,386,000 at June 30, 2000. During the first six months of 2000, the Bank was able to repay a portion of its overnight advance using cash that had been held for potential year 2000 issues, proceeds from the sale of investment securities and deposit inflows. A portion was converted into longer-term Federal Home Loan Bank (FHLB) advances.

         Securities sold under agreement to repurchase decreased by $5,303,628, to $8,734,489 from $14,038,117, as many business customers settled seasonal transactions during the first quarter of 2000. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

         Long-term advances from the FHLB increased by $3,000,000 from $22,000,000 at December 31, 1999, to $25,000,000 at June 30, 2000. During the
first six months of 2000, the Bank converted a portion of its overnight advances into longer-term advances to lengthen maturities and improve its interest rate sensitivity position.

         Accrued expenses and other liabilities increased $4,198,785, to $6,887,762 at June 30, 2000, from $2,688,977 at December 31, 1999. Secondary market loan payments held in escrow at June 30, 2000 accounted for the majority of the increase.

Liquidity and Capital Resources

         The Bank is required to maintain a 5% ratio of liquid assets to net withdrawable funds. At June 30, 2000, the Bank's ratio of 9.12% exceeded regulatory requirements for long-term liquidity.

         The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2000, the Bank had approximately $115,000,000 in additional borrowing capacity from the FHLB.

         At June 30, 2000, shareholders' equity totaled $27,389,475, or 5.80% of total assets, compared to $27,243,147, or 5.90% of total assets at year-end 1999. The Company's Tier I core capital was 6.65% at June 30, 2000 compared to 6.74% at year-end. The increase in shareholders' equity of $146,328 reflects net income of $1,483,520, the payment of $667,970 in common stock dividends, the increase of $584,193 in treasury stock and the change of $85,029 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a rise in interest rates during the second quarter of 2000 and the corresponding decline in investment security market values. On March 3, 2000, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2000, 54,000 shares of common stock had been repurchased at a cost of approximately $646,068.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         For the six months ended June 30, 2000, net cash provided by operating activities was $7,133,054, versus $2,134,748 for the same period in 1999. A net change in amortization of goodwill, accrued interest and other assets, and accrued expenses and other liabilities accounted for the majority of the increase.

         Net cash used in investing activities amounted to $16,223,476 for the six months ended June 30, 2000, compared to $13,611,511 for the same period in 1999 an increase of $2,611,965. Loan activity accounted for the majority of the increase. Net investment security activity provided cash flows of $7,544,431 in 2000 compared to $2,319,522 in 1999. During the first six months of 2000, purchases of investment securities were $2,418,455 while sales, calls and maturities of investment securities totaled $9,962,886. Loans to customers used cash flows of $23,241,522 for the six months ended June 30, 2000, compared to $15,733,000 for the same period in 1999.

         At June 30, 2000, net cash flows provided by financing activities amounted to $4,954,897 compared to $4,670,192 for the same period in 1999, a change of $284,705. A net increase in deposits and repurchase agreements of $17,766,497 from June 30, 1999 to June 30, 2000 offset by a decrease in advances from the FHLB and other borrowings of $16,903,000, for the same period, accounted for majority of the change. Deposits increased $15,564,688 in 2000 compared to a decrease of $4,401,241 in 1999, a change of $19,965,929. Repurchase agreements decreased $5,303,628 compared to $3,104,196 for the same period in 1999. FHLB advances and other borrowings decreased $4,054,000 during the first half of 2000 compared to an increase of $12,849,000 for the same period last year, a change of $16,903,000. The net change in deposits, repurchase agreements, FHLB advances and other borrowing amounted to $863,497.

         The Bank expects to be able to fund loan demand and other investing during 2000 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

         Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2000, the Bank's ratios were 6.65%, 6.65%, and 11.34%, respectively, well in excess of the regulators' requirements.

         Book value per share was $13.34 at June 30, 2000, versus $13.03 per share at June 30, 1999. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.

Interest Rate Sensitivity

         The principal objective of the Bank's interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank's business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Directors' approved guidelines. The Bank's Board of Directors has established an Asset/Liability Committee ("ALCO") to review its asset/liability policies and interest rate position monthly. Trends and interest rate positions are reported to the Board of Directors on a quarterly basis.

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

         The Bank's one-year gap at June 30, 2000, was -6.06%, compared to the December 31, 1999 gap of -9.47%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

         The Bank's gap, of approximately negative six percent at June 30, 2000, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of the parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

         As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. The OTS produces the data quarterly using its own model and data submitted by the Bank.

         NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Bank's net interest income and will likely differ from actual results.

The following table sets forth the Bank's NPV as of March 31, 2000 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.




        Change                                Net Portfolio Value                         NPV as % of PV Assets
       in Rates                   $ Amount          $ Change         % Change            NPV Ratio       Change
------------------------       ----------------- ---------------- -------------     --------------- --------------
          +300 bp..........           33,813           -21,530         -  39%               7.69%      -  423 bp
          +200 bp..........           41,129           -14,215         -  26%               9.18%      -  274 bp
          +100 bp..........           48,372           - 6,971         -  13%              10.60%      -  132 bp
            0  bp..........           55,343                --             --              11.92%             --
         - 100 bp..........           61,533             6,190          + 11%              13.05%       + 113 bp
         - 200 bp..........           66,270            10,927          + 20%              13.89%       + 196 bp
         - 300 bp..........           70,917            15,574          + 28%              14.68%       + 276 bp

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

         The allowance for loan losses at June 30, 2000 was $4,357,836, compared to $4,320,563 at year-end 1999. As of June 30, 2000, the allowance included $4,056,663 in general reserves compared to $4,111,059 at year-end 1999. The total allowance represented 1.17% of total loans at June 30, 2000 versus 1.23% at year-end 1999. The total allowance for loan losses as a percentage of non-performing loans was 279.54% at June 30, 2000, compared to 246.85% at December 31, 1999. During the first six months of 2000, the Bank had net charge-offs of $22,726 compared to net recoveries of $8,412 for the same period in 1999.

         Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2000, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Total classified loans, excluding special mention, as of June 30, 2000 were $5,452,541 compared to $2,988,696 at December 31, 1999. At June 30, 2000,
loans classified as 90 days delinquent were $453,238 compared to $711,149 at December 31, 1999. At June 30, 2000, non-earning assets were $1,105,342 compared to $1,039,156 at year-end 1999. Total non-performing assets amounted to $1,625,738 and $1,969,305, for June 30, 2000 and December 31, 1999,
respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):


                                                              June 30,                December 31,
                                                                 2000                     1999
                                                      -----------------------    ----------------------
90 day delinquent loans  (1)                          $         453    0.10%      $        711   0.15%
Non-earning assets (2)                                        1,105    0.23%             1,039   0.22%
Other real estate owned                                          67    0.01%               219   0.05%
                                                      -----------------------    ----------------------
Total non-performing assets                           $       1,625    0.34%      $      1,969   0.43%
                                                      -----------------------    ----------------------
Impaired loans                                        $       1,105    0.23%      $      1,039   0.22%
                                                      -----------------------    ----------------------

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


The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):



                                                              June 30,               December 31,
                                                               2000                      1999
                                                     ------------------------   -----------------------
Real estate loans -
  Conventional                                          $     1,970      78%      $      1,953     78%
  Construction                                                  148       2%               147      2%
Collateral and Consumer                                         134      11%               133     11%
Commercial and Municipal                                      1,815       9%             1,800      9%
Impaired Loans                                                  211     -                  209    -
Other loans                                                      80     -                   79    -
                                                     ------------------------   -----------------------
Valuation allowance                                     $     4,358     100%      $      4,321    100%
                                                     ------------------------   -----------------------
Total valuation allowance as a
  percentage of total loans                                   1.17%                      1.23%
                                                     ---------------            ---------------

Results of Operations

         Net income for the six months ended June 30, 2000, was $1,483,520, or $0.69 per common share (assuming dilution) compared to $1,627,872, or $0.77 per common share (assuming dilution) for the same period in 1999. Net income for the second quarter in 2000 was $678,440, or $0.31 per share (assuming dilution) as compared to $917,264, or $0.43 per share (assuming dilution) for the same period in 1999, a decrease of $144,352, or 8.87% and $238,824, or 26.04%, respectively.

         Net interest income increased $1,612,904, or 27.39%, for the first six months of 2000 and $666,858, or 21.94%, for the second quarter. The increase was primarily due to an increase in loan volume and transaction-type deposit accounts associated with the acquisition of three NLT branches in October 1999.

         Total interest income for the six months ended June 30, 2000 increased by $4,635,792, or 41.45%, to $15,819,691 from $11,183,899 for the same period in
1999. For the three months ended June 30, 2000, total interest income increased by $2,355,150, or 41.68%, to $8,005,781 from $5,650,631 for the same period in
1999. Interest on loans increased $4,295,076, or 45.78%, for the first half of 2000 and $2,189,823, or 45.93%, for the quarter ended June 30, 2000. Total loans held in portfolio increased from $254,964,105 at June 30, 1999 to $373,019,349 at June 30, 2000, an increase of $118,055,244. The majority of the increase was attributed to the acquisition of approximately $80 million in loans from NLT. The remainder was associated with the Bank's increased volume during the first half of 2000. Interest and dividends on investment securities increased $340,716 from $1,802,303 for the six months ended June 30, 1999 to $2,143,019 for the same period in 2000. For the second quarter, interest and dividends on investment securities increased $165,327 from $883,336 in 1999 to $1,048,663 for the same period in 2000. A higher overall yield and increased balances in investment securities accounted for the change.

         For the six months ended June 30, 2000 total interest expense increased by $3,022,888, or 57.08%, to $8,318,833 from $5,295,945 for the same period in
1999. For the three months ended June 30, 2000, total interest expense increased by $1,688,292, or 64.65%, to $4,299,880 from $2,611,588 for the same period in
1999. For the six months and three months ended June 30, 2000, interest on deposits increased $1,631,962 and $980,942, respectively. The majority of the increase was attributed to the acquisition of

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


approximately $100 million in deposits from NLT. Interest on advances and other borrowed money, including the debentures, increased $1,390,926 from $162,753 for the six months ended June 30 1999 to $1,553,679 for the same period in 2000. For the second quarter of 2000, interest on advances and other borrowed money, including the debentures, increased $707,350 from $108,759 for 1999 to $816,109 for 2000. An increase in the outstanding balances of FHLB advances, other borrowed money and the debenture accounted for the majority of the change. FHLB advances and other borrowed money amounted to $12,849,000 at the end of the second quarter in 1999 compared to $30,386,000 for the same period in 2000. The debenture was issued on August 12, 1999.

         Net provision for loan losses totaled $60,000 for the six months ended June 30, 2000 and 1999. The total allowance for loan losses represented 1.17% of total loans at June 30, 2000 compared to 1.26% for the same period in 1999. The allowance for loan losses totaled $4,357,836 at June 30, 2000, compared to $3,185,480 for the same period in 1999. The allowance acquired from NLT totaled $1,421,674.

         For the six months ended June 30, 2000, total other income increased by $68,323, or 5.20% from $1,313,159 in 1999 to $1,381,482 for the same period in
2000. For the quarter ended June 30, 2000, total other income increased by $1,664, or 0.24%, from the same period in 2000. The change was primarily a result of a $261,310, or 30.44% and $96,630, or 21.41% increase in loan origination and customer service fees and a $48,120, or 28.21% and $27,231, or 32.01% increase in rental income, respectively. As mentioned above, the Bank originated $66.3 million of loans during the first half of 2000. Rental income increased as the Bank acquired rental property as part of the NLT acquisition. Gains on the sale of loans decreased $122,892 and $57,896, respectively. As mentioned above, customers are electing to write adjustable rate loans, which the Bank may hold in portfolio.

         Total operating expenses increased $1,874,105, or 38.85% and $1,016,667, or 41.99% for the six months and the three months ended June 30, 2000, respectively. Additional staffing, occupancy costs and goodwill associated with the acquisition of three NLT branches accounted for the majority of the change. In addition, total costs of approximately $130,000 before taxes were charged to expense during the quarter ended June 30, 2000. The expenses were related to the Bank's consolidation of its two Andover, New Hampshire offices and a one-time write-off of two balance sheet accounts.

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                        Independent Accountants' Report
                        -------------------------------

We have reviewed the accompanying consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of June 30, 2000, the related consolidated statements of operations and cash flows for the six-month period then ended and the related consolidated statement of operations for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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



August 8, 2000

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




                                          NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                          -------------------------------------
                                                      (Registrant)




Date:      August 14, 2000              /s/ Stephen W. Ensign
     ----------------------------       ---------------------
                                        Stephen W. Ensign
                                        Vice Chairman of the Board, President
                                        and Chief Executive Officer


Date:      August  14, 2000             /s/ Stephen R. Theroux
     ----------------------------       ----------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Operating Officer


Date:      August  14, 2000             /s/ Daryl J. Cady
     ----------------------------       -----------------
                                        Daryl J. Cady
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)