Form 10-Q
period 2000-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2000-11-14
CIK 846931

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 2000
                                         ------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of September 30, 2000, was 2,034,685
                                                               ---------

Transitional small business disclosure format:

            Yes            No  X
               -----         -----

                       HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                        Page

Item 1   Financial Statements (unaudited):

         Independent Accountants' Review Report                        1

         Consolidated Statements of Financial Condition -              2
         September 30, 2000 and December 31, 1999

         Consolidated Statements of Operations -                       3
         For the Three Months and Nine Months Ended
         September 30, 2000 and 1999

         Consolidated Statements of Cash Flows -                       4
         For the Nine Months Ended September 30, 2000 and 1999

         Notes To Consolidated Financial Statements -                  6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations -                         7

Item 3   Quantitative and Qualitative Disclosures about               14
         Market Risk


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                            15

Item 2   Changes in Securities                                        15

Item 3   Defaults Upon Senior Securities                              15

Item 4   Submission of Matters to a Vote of Common                    15
         Shareholders

Item 5   Other Information                                            15

Item 6   Exhibits and Reports on Form 8-K                             15

         Signatures                                                   16

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                        Independent Accountants' Report
                        -------------------------------

We have reviewed the accompanying consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of September 30, 2000, the related consolidated statements of operations and cash flows for the nine-month period then ended and the related consolidated statement of operations for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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


                                 /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                 SHATSWELL, MacLEOD & COMPANY, P.C.

November 13, 2000

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   September 30, 2000 and December 31, 1999
                                  (Unaudited)


                                                                      September 30,        December 31,
                                                                               2000                1999
                                                                    ---------------      --------------
ASSETS
Cash and due from banks                                             $    14,554,137     $    22,558,929
Federal funds sold                                                        2,279,000                  --
                                                                    ---------------      --------------
  Cash and cash equivalents                                              16,833,137          22,558,929
Securities available-for-sale                                            39,408,691          47,540,736
Securities held-to-maturity                                              10,007,529          10,006,952
Other investments                                                         2,468,477           2,032,999
Loans held-for-sale                                                       3,051,590                  --
Loans receivable, net                                                   353,354,186         346,491,828
Accrued interest receivable                                               2,714,147           2,450,268
Bank premises and equipment, net                                         10,266,407          10,028,893
Investments in real estate                                                  505,145             516,533
Real estate owned and property acquired in settlement of loans               45,000             219,000
Goodwill                                                                 13,100,771          13,850,308
Other assets                                                              9,242,461           5,751,884
                                                                    ---------------      ---------------
   Total assets                                                     $   460,997,541      $  461,448,330
                                                                    ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                            $    22,138,909     $    21,597,464
Savings and interest-bearing checking accounts                          210,065,152         208,831,598
Time deposits                                                           156,090,899         136,209,027
                                                                    ---------------      --------------
  Total deposits                                                        388,294,960         366,638,089
Other borrowed funds                                                             --          12,440,000
Securities sold under agreements to repurchase                            9,728,606          14,038,117
Advances from Federal Home Loan Bank                                     15,000,000          22,000,000
Accrued expenses and other liabilities                                    3,729,759           2,688,977
                                                                    ---------------      ---------------
   Total liabilities                                                    416,753,325         417,805,183
                                                                    ---------------      ---------------
Guaranteed preferred beneficial interest in junior
 subordinated  debentures                                                16,400,000          16,400,000
                                                                    ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares
 authorized, no shares issued or outstanding                                     --                  --
Common stock, $.01 par value per share: 5,000,000 shares
 authorized, 2,479,858 shares issued and 2,034,685
 shares outstanding at September 30, 2000, and 2,106,685
 shares outstanding at December 31, 1999                                     24,798              24,798
Paid-in capital                                                          17,895,316          17,895,316
Retained earnings                                                        15,362,319          14,044,427
Accumulated other comprehensive loss                                     (2,122,522)         (2,271,617)
                                                                    ---------------      ---------------
                                                                         31,159,911          29,692,924
Treasury stock, at cost, 445,173 shares as of September 30, 2000
  and 373,173 shares as of December 31, 1999                             (3,315,695)         (2,449,777)
                                                                    ---------------      ---------------
     Total shareholders' equity                                          27,844,216          27,243,147
                                                                    ---------------      ---------------
     Total liabilities and shareholders' equity                     $   460,997,541      $   461,448,330
                                                                    ===============      ===============


  The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 2000 and 1999
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                   2000          1999              2000            1999
                                                                 --------     ---------         ---------       ----------
Interest income
  Interest on loans                                           $ 7,184,122    $ 4,851,470     $ 20,860,794         $ 14,233,066
  Interest and dividends on investments                         1,144,542        963,252        3,287,561            2,765,555
                                                              -----------    -----------     ------------         ------------
     Total interest income                                      8,328,664      5,814,722       24,148,355           16,998,621
                                                              -----------    -----------     ------------         ------------
 Interest expense
  Interest on deposits                                          3,719,764      2,490,582       10,484,918            7,623,774
  Interest on advances and other borrowed money                   703,075        340,694        2,256,754              503,447
                                                              -----------    -----------     ------------         ------------
     Total interest expense                                     4,422,839      2,831,276       12,741,672            8,127,221
                                                              -----------    -----------     ------------         ------------
        Net interest income                                     3,905,825      2,983,446       11,406,683            8,871,400
                                                              -----------    -----------     ------------         ------------
Provision for loan losses                                              --         30,000           60,000               90,000
                                                              -----------    -----------     ------------         ------------
        Net interest income after provision for loan losses     3,905,825      2,953,446       11,346,683            8,781,400
                                                              -----------    -----------     ------------         ------------
Other income
  Loan origination and customer service fees                      572,070        459,012        1,691,745            1,317,378
  Net gain (loss) on sale of securities                                --          3,689          (42,329)              36,243
  Gain on sale of property acquired in settlement of loans             --          5,068              512               30,572
  Net gain on sale of loans                                        73,988         19,610           91,974              160,488
  Rental income                                                    83,675         76,955          302,372              247,532
  Brokerage service income                                         30,681         37,542           97,621              122,822
     Total other income                                           760,414        601,876        2,141,895            1,915,035
                                                              -----------    -----------     ------------         ------------
Other expenses
  Salaries and employee benefits                                1,876,879      1,338,554        5,278,101            3,764,124
  Occupancy expenses                                              538,130        450,743        1,624,198            1,371,495
  Advertising and promotion                                        30,094         74,216          177,587              229,758
  Depositors' insurance                                            19,104         33,445           58,055              103,371
  Outside services                                                141,731        119,664          392,088              386,130
  Amortization of goodwill                                        248,313         61,789          734,024              185,367
  Other expenses                                                  725,084        407,610        2,013,619            1,270,008
     Total other expenses                                       3,579,335      2,486,021       10,277,672            7,310,253
                                                              -----------    -----------     ------------         ------------
Income before provision for income taxes                        1,086,904      1,069,301        3,210,906            3,386,182

Provision for income taxes                                        254,493        317,355          894,976            1,006,364
                                                              -----------    -----------     ------------         ------------
Net income                                                    $   832,411    $   751,946     $  2,315,930         $  2,379,818
                                                              ===========    ===========     ============         ============
Comprehensive net income                                      $ 1,066,533        316,320     $  2,465,024         $    619,952
                                                              ===========    ===========     ============         ============
Earnings per common share, basic                              $      0.41    $      0.36     $       1.14         $       1.13
                                                              ===========    ===========     ============         ============
     Number of Shares, basic                                    2,034,685      2,106,685        2,034,685            2,106,685
Earnings per common share, assuming dilution                  $      0.40    $      0.35     $       1.12         $       1.12
                                                              ===========    ===========     ============         ============
     Number of Shares, assuming dilution                        2,070,891      2,115,012        2,070,891            2,115,012
Dividends declared per common share                           $      0.16    $      0.16     $       0.48         $       0.48
                                                              ===========    ===========     ============         ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                              September 30,         September 30,
                                                                                  2000                  1999
                                                                             --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  2,315,930          $   2,379,818
  Depreciation and amortization                                                    971,428                515,123
  Amortization of goodwill                                                         734,024                185,367
 (Gain) loss from sale of debt securities available-for-sale                        42,329                (36,243)
  Net increase in loans held for sale                                           (3,051,590)                     -
  Provision for loan losses and other real estate owned losses                      60,000                 90,000
  Gain on sale of property acquired in settlement of loan                             (512)               (30,572)
  Increase in accrued interest and other assets                                   (572,027)            (3,015,046)
  Change in deferred loan origination fees and cost, net                          (264,914)              (310,314)
  Increase in accrued expenses and other liabilities                             1,040,782              3,670,749
                                                                              ------------          -------------
            Net cash provided by (used in) operating activities                  1,275,450              3,448,882
                                                                              ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (1,197,554)              (456,659)
  Proceeds from sale of bank premises and equipment                                      -                  7,995
  Proceeds from sales of debt securities available-for-sale                      9,066,170             21,530,924
  Purchase of securities available-for-sale                                     (1,977,252)           (31,573,966)
  Purchase of Federal Home Loan Bank stock                                        (441,200)                     -
  Maturities of securities available for sale                                    1,005,943                250,000
  Net increase in loans to customers                                            (6,702,444)           (25,163,159)
  Investment in Charter Trust Company                                           (3,033,336)
  Proceeds from sales of other real estate owned                                   219,512                 76,000
  Adjustment to NLT Goodwill                                                        15,513                      -
                                                                              ------------          -------------
            Net cash used in investing activities                               (3,044,648)           (35,328,865)
                                                                              ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                           21,656,871             (3,741,957)
  Net decrease in repurchase agreements                                         (4,309,511)            (3,765,219)
  Increase (decrease) in advances from Federal Home Loan Bank
    and other borrowings                                                       (19,440,000)            18,165,000
  Dividends paid                                                                  (998,037)            (1,010,094)
  Proceeds from issuance of Capital Trust Preferred                                      -             16,400,000
  Payments to acquire treasury stock                                              (866,567)                     -
  Exercise of stock options                                                            650                 24,299
                                                                              ------------          -------------
            Net cash provided by (used in) financing activities                 (3,956,594)            26,072,029
                                                                              ------------          -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (5,725,792)            (5,807,954)
CASH AND CASH EQUIVALENTS, beginning of period                                  22,558,929             16,284,558
                                                                              ------------          -------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 16,833,137          $  10,476,604
                                                                              ============          =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                           September 30,       September 30,
                                                                               2000                1999
                                                                           -------------       -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                            $10,517,453         $ 7,623,774
    Interest on advances and other borrowed money                             2,268,377              21,892
                                                                            -----------         -----------
            Total interest paid                                             $12,785,830         $ 7,645,666
                                                                            ===========         ===========
    Income taxes, net                                                       $   917,500         $ 1,060,500
                                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure         $    45,000         $    17,250
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

              HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note C - Stock Repurchases
--------------------------

On March 2, 2000, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of its common stock. During the quarter ended March 31, 2000, the Company repurchased 44,000 shares of its common stock at a cost of approximately $519,505. During the quarter ended June 30, 2000, the Company purchased 10,000 shares of its common stock at a cost of approximately $126,563, of which $61,875 was settled in July of 2000. During the quarter ended September 30, 2000, the Company purchased 18,000 shares of its common stock at a cost of approximately $220,500.

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

Note E - Acquisition of Charter Trust Company (CTC)
---------------------------------------------------

Lake Sunapee Bank, fsb, along with two other New Hampshire banks recently acquired CTC and Phoenix New England Trust Company from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. The companies have been merged into one operating entity, CTC, with assets of approximately $1.7 billion under management. Headquartered in Concord, NH, CTC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. Charter New England Agency, a subsidiary of CTC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with W.S. Griffith.

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

  The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. Subsequent to quarter end, the Board of Directors of the Bank approved a $2,500,000 dividend to the Company. As of September 30, 2000, the Company had $145,067 available, which it plans to use along with its dividend from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

  During the first nine months of 2000, total assets decreased by $450,789, or .10% from $461,448,330 to $460,997,541. Cash and cash equivalents decreased
$5,725,792 from December 31, 1999, as cash was used to fund loan growth, to repay long-term advances from the Federal Home Loan Bank (FHLB), and cash held at the end of the year for potential Y2K issues, which did not materialize, was returned to the Federal Reserve Bank.

  Total gross loans (including loans held-for-sale) increased $9,916,592, or 2.83% from $350,117,816 to $360,034,408. During the first nine months of 2000, the Bank originated $92.0 million in loans, had pay-offs of approximately $56.0 million, normal amortization of approximately $19.4 million, and loans sold into the secondary market totaling $6.8 million. As interest rates began to rise in 1999 and continued into 2000, many customers sought variable rate loan programs rather than fixed rate programs. The Bank elected to hold many of these variable rate loans in portfolio. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At September 30, 2000, the Bank had $161,063,885 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30 2000, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  As of September 30, 2000, gross investment securities decreased $7,777,226, or 12.29% from $63,281,595 to $55,504,369 (at amortized cost). During the first nine months of 2000, the Bank sold approximately $9.1 million of investment securities to provide liquidity and to fund loan activity. The Bank's net unrealized loss was $3,700,908 at December 31, 1999 compared to $3,619,672 at September 30, 2000. This change of $81,236 reflects a decrease in interest rates at the end of the third quarter and the corresponding rise in investment security market values.

  Real estate owned and property acquired in settlement of loans decreased by $174,000, or 79.45% to $45,000 from $219,000 at year-end. This total reflects one property, which is located in Washington, NH. A residential property located in Newport, NH was sold during the third quarter.

  Deposits increased by $21,656,871, or 5.91% to $388,294,960 from $366,638,089 at year-end. Non-interest bearing checking accounts increased $541,445, or 2.51%. Savings and interest-bearing checking accounts increased $1,233,554, or
 .59%. Time deposits increased $19,881,872, or 14.60%. The Bank offered three time deposit specials during the first nine months of 2000 in an effort to retain and attract new deposits.

  Other borrowed funds decreased by $12,440,000 from $12,440,000 at year-end to zero at September 30, 2000. During the first nine months of 2000, the Bank was able to repay all of its overnight

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

borrowings using cash that had been held for potential Y2K issues, proceeds from the sale of investment securities and deposit inflows.

  Securities sold under agreement to repurchase decreased by $4,309,511, to $9,728,606 from $14,038,117. Seasonal demand for funds accounted for the change. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

  Long-term advances from the FHLB decreased $7,000,000 from $22,000,000 at year-end to $15,000,000 at September 30, 2000. The bank used excess liquidity to repay the advances. In addition, the Bank converted a portion of its overnight advances into longer-term advances to lengthen maturities and improve its interest rate sensitivity position.

  Accrued expenses and other liabilities increased $1,040,782, to $3,729,759 from $2,688,977. Secondary market loan payments held in escrow at September 30, 2000 accounted for the majority of the increase.

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

     The allowance for loan losses at September 30, 2000 was $4,588,121, compared to $4,320,563 at year-end 1999. As of September 30, 2000, the allowance included $4,285,415 in general reserves compared to $4,111,059 at year-end 1999. The total allowance represented 1.27% of total loans at September 30, 2000 versus 1.23% at year-end 1999. The total allowance for loan losses as a percentage of non-performing loans was 290.00% at September 30, 2000, compared to 246.85% at December 31, 1999. During the first nine months of 2000, the Bank had net recoveries of $207,558 compared to net charge-offs of $346,988 during the first nine months of 1999.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2000, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of September 30, 2000 were $4,907,593 compared to $2,988,696 at December 31, 1999. At September 30, 2000, loans classified as 90 days delinquent were $583,808 compared to $711,149 at December 31, 1999. At September 30, 2000, non-earning assets were $995,444 compared to $1,039,156 at year-end 1999. Total non-performing assets amounted to $1,624,252 and $1,969,305, for September 30, 2000 and December 31, 1999,
respectively.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):


                                                September 30,    December 31,
                                                    2000            1999
                                              --------------    --------------
90 day delinquent loans /(1)/                   $  584  0.13%   $   711   0.15%
Non-earning assets /(2)/                           995  0.22%     1,039   0.22%
Other real estate owned                             45  0.01%       219   0.05%
                                              --------------    --------------
Total non-performing assets                     $1,624  0.35%   $ 1,969   0.43%
                                              ==============    ==============
Impaired loans                                  $  995  0.22%   $ 1,039   0.22%
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

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

                                              September 30,     December 31,
                                                  2000              1999
                                              --------------    --------------
Real estate loans -
  Conventional                                $   2,074  78%    $  1,953   78%
  Construction                                      156   2%         147    2%
Collateral and Consumer                             141  11%         133   11%
Commercial and Municipal                          1,911   9%       1,800    9%
Impaired Loans                                      222   -          209    -
Other loans                                          84   -           79    -
                                              -------------     -------------
Valuation allowance                           $   4,588 100%    $  4,321  100%
                                              =============     =============
Total valuation allowance as a
  percentage of total loans                         1.27%            1.23%
                                              ==========        =========

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2000 and September 30, 1999

     Net income for the nine months ended September 30, 2000, was $2,315,930, or $1.12 per common share (assuming dilution) compared to $2,379,818, or $1.12 per common share (assuming dilution) for the same period in 1999 a decrease of $63,888, or 2.68%. Net income for the third quarter in 2000 was $832,410, or $0.40 per share (assuming dilution) as compared to $751,946, or $0.35 per share (assuming dilution) for the same period in 1999 an increase of $80,464, or 10.70%.

     Net interest income increased $2,535,283, or 28.58%, for the first nine months of 2000 and $922,379, or 30.92%, for the third quarter. The increase was primarily due to an increase in loan volume and transaction-type deposit accounts associated with the acquisition of three New London Trust, FSB ("NLT") branches in October 1999.

  Total interest income for the nine months ended September 30, 2000 increased by $7,149,734, or 42.06%, to $24,148,355 from $16,998,621 for the same period in
1999. For the three months ended September 30, 2000, total interest income increased by $2,513,942, or 43.23%, to $8,328,664 from $5,814,722 for the same period in 1999. Interest on loans increased $6,627,728, or 46.57% and $2,332,652, or 48.08%, for the nine month and the three month periods, respectively. Total loans held in portfolio increased from $254,964,105 at September 30, 1999 to $360,034,408 at September 30, 2000, an increase of $105,070,303. The majority of the increase was attributed to the acquisition of approximately $80 million in loans from NLT.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The remainder was associated with the Bank's increased loan originations during the first nine months of 2000. Interest and dividends on investment securities increased $522,066 from $2,765,555 for the nine months ended September 30, 1999 to $3,287,561 for the same period in 2000. For the second quarter, interest and dividends on investment securities increased $181,290 from $963,252 in 1999 to $1,144,542 for the same period in 2000. A higher overall yield and increased balances in investment securities accounted for the change.

     For the nine months ended September 30, 2000, total interest expense increased by $4,614,451, or 56.78%, to $12,741,672 from $8,127,221 for the same period in 1999. For the three months ended September 30, 2000, total interest expense increased by $1,591,563, or 56.21%, to $4,422,839 from $2,831,276 for the same period in 1999. For the nine months and three months ended September 30, 2000, interest on deposits increased $2,861,144 and $1,229,182, respectively. The increase was primarily attributed to the acquisition of approximately $100 million in deposits from NLT.

     Interest on advances and other borrowed money, including the Debentures, increased $1,753,307 from $503,447 for the nine months ended September 30, 1999 to $2,256,754 for the same period in 2000. For the third quarter of 2000, interest on advances and other borrowed money, including the debenture, increased $362,381 from $340,694 to $703,075. Interest associated with the capital security accounted for the majority of the change. The Debentures were issued on August 12, 1999.

     The provision for loan losses totaled $60,000 for the nine months ended September 30, 2000 and $90,000 for the same period in 1999. The total allowance for loan losses represented 1.27% of total loans at September 30, 2000 compared to 1.26% for the same period in 1999. The allowance for loan losses totaled $4,588,121 at September 30, 2000, compared to $3,185,480 for the same period in 1999. The allowance acquired from NLT totaled $1,421,674.

  For the nine months ended September 30, 2000, total other income increased by $226,860, or 11.85% from $1,915,035 in 1999 to $2,141,895 for the same period in
2000. For the second quarter, total other income increased by $158,538, or 26.34%. The change was primarily a result of a $374,367, or 28.42% and $113,058, or 24.63% increase in loan origination and customer service fees and a $54,840, or 22.15% and $6,720, or 8.73% increase in rental income, respectively. As mentioned above, the Bank originated $92.0 million of loans during the first nine months of 2000. Rental income increased as the Bank acquired rental property as part of the NLT acquisition. Gains on the sale of loans decreased $68,514 for the nine months ended September 30, 2000, but increased $54,378 during the third quarter as loan sales into the secondary market increased.

  Total operating expenses increased $2,967,419, or 40.59%, and $1,093,315, or 43.98%, for the nine months and the three months ended September 30, 2000, respectively. Additional staffing, occupancy costs and goodwill associated with the acquisition of three NLT branches accounted for the change. In addition, total costs of approximately $130,000 before taxes were charged to expense during the second quarter. The expenses were related to the Bank's consolidation of its two Andover, NH offices and a one-time write-off of two balance sheet accounts.

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

  The Bank's one-year gap at September 30, 2000, was -5.33%, compared to the December 31, 1999 gap of -9.47%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

  The Bank's gap, of approximately negative five percent at September 30, 2000, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of June 30, 2000 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

    Change                Net Portfolio Value             NPV as % of PV Assets
    in Rates          $ Amount   $ Change   % Change      NPV Ratio      Change
----------------      --------------------------------    ----------------------
  +300 bp..........     25,561    -16,580     -  39%       5.67%     -  329 bp
  +200 bp..........     31,666    -10,476     -  25%       6.92%     -  205 bp
  +100 bp..........     37,315    - 4,827     -  11%       8.04%     -   93 bp
     0 bp..........     42,142         --        --        8.97%         --
  -100 bp..........     46,883      4,741     +  11%       9.85%     +   89 bp
  -200 bp..........     47,250      5,108     +  12%       9.89%     +   93 bp
  -300 bp..........     47,372      5,230     +  12%       9.89%     +   93 bp

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

  The Bank is required to maintain a 5% ratio of liquid assets to net withdrawable funds. At September 30, 2000, the Bank's ratio of 10.78% exceeded regulatory requirements for long-term liquidity.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2000, the Bank had approximately $123,000,000 in additional borrowing capacity from the FHLB.

     At September 30, 2000, the Company's shareholders' equity totaled $27,844,216, or 6.04% of total assets, compared to $27,243,147, or 5.90% of total assets at year-end 1999. The Company's Tier I core capital was 7.13% at September 30, 2000 compared to 6.74% at year-end. The increase in shareholders' equity of $601,069 reflects net income of $2,315,930, the payment of $998,037 in common stock dividends, the increase of $865,918 in treasury stock and the change of $149,095 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a decrease in interest rates during the third quarter of 2000 and the corresponding rise in investment security market values. On March 3, 2000, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of September 30, 2000, 64,000 shares of common stock had been repurchased.

     For the nine months ended September 30, 2000, net cash provided by operating activities was $1,275,450, versus $3,448,882 for the same period in 1999. A net change in amortization of goodwill, loans held for sale, and accrued expenses and other liabilities accounted for the majority of the increase.

     Net cash used in investing activities amounted to $3,044,648 for the nine months ended September 30, 2000, compared to $35,328,865 for the same period in 1999 a change of $32,284,217. A decrease in loans to customers held in portfolio accounted for the majority of the change. Net investment security activity provided cash flows of $7,653,661 in 2000 compared to cash used of $9,793,042 in 1999. During the first nine months of 2000, purchases of investment securities were $2,418,452 million while sales, calls and maturities of investment securities totaled $10,072,113 million. Loans to customers used cash flows of $6,702,444 compared to $25,163,159 for the same period in 1999.

  During the third quarter, Lake Sunapee Bank, fsb, along with two other New Hampshire banks acquired CTC and Phoenix New England Trust Company from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. The companies have been merged into one operating entity, CTC, with assets of approximately $1.7 billion. Lake Sunapee Bank's investment totaled $3,033,336.

  At September 30, 2000, net cash flows used in financing activities amounted to $3,956,594 compared to net cash flows provided by financing activities of $26,072,029 for the same period in 1999, a change of $30,028,623. A net increase in deposits and repurchase agreements of $24,854,536 from September 30, 1999 to September 30, 2000 offset by a decrease in advances from the FHLB and other borrowings of $37,605,000, for the same period, accounted for majority of the change. Deposits increased $21,656,871 in 2000 compared to a decrease of $3,741,957 in 1999, a change of $25,398,828. FHLB advances and other borrowings decreased $19,440,000 during the nine months ended September 30, 2000 compared to an increase of $18,165,000 for the same period last year, a change of $37,605,000. The net change in deposits, repurchase agreements, FHLB advances and other borrowing amounted to $12,750,464.

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

  Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2000, the Bank's ratios were 7.13%, 7.13%, and 11.21%, respectively, well in excess of the regulators' requirements.

  Book value per share was $13.68 at September 30, 2000, versus $13.03 per share at September 30, 1999. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.


Part I.  Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In Management's opinion, there has been no material change in market risk since disclosure in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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





                                        NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                        -------------------------------------
                                                    (Registrant)




Date:   November 14, 2000               /s/ Stephen W. Ensign
     -----------------------            -------------------------------------
                                        Stephen W. Ensign
                                        Vice Chairman of the Board, President
                                        and Chief Executive Officer


Date:   November 14, 2000               /s/ Stephen R. Theroux
     -----------------------            -------------------------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Operating Officer


Date:   November 14, 2000               /s/ Daryl J. Cady
     -----------------------            -------------------------------------
                                        Daryl J. Cady
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)