Form 10-K405
period 2000-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2001-03-07
CIK 846931

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

                               Table of Contents




Selected Financial Highlights...............................................   1

President's Letter..........................................................   2

Management's Discussion and Analysis........................................   5

Report of Independent Auditors..............................................  20

Financial Statements........................................................  21

Notes to Financial Statements...............................................  27

Form 10-K...................................................................  48

Board of Directors..........................................................  67

Officers and Managers.......................................................  67

Board of Advisors...........................................................  68

Shareholder Information.....................................................  68

Information on Common Stock.................................................  68

                          Selected Financial Highlights

For the Periods Ended December 31,                               2000           1999          1998
--------------------------------------------------------------------------------------------------
                                                          ($ in thousands, except per share data)
Net Income                                                  $   2,412      $   3,309      $  3,119
Earnings Per Common Share/(1)/                              $    1.17      $    1.57      $   1.49
Earnings Per Common Share, Assuming Dilution/(1)/           $    1.17      $    1.56      $   1.47
Dividend  Declared                                          $     .64      $     .64      $    .60
Dividend Payout Ratio                                           54.70%         40.76%        40.27%
Return on Average Assets                                          .52%           .91%          .96%
Return on Average Equity                                         8.88%         12.08%        11.76%

As of December 31,                                               2000           1999           1998
---------------------------------------------------------------------------------------------------
                                                          ($ in thousands, except book value data)
Total Assets                                              $   463,397    $   461,448    $   323,408
Total Deposits                                            $   394,112    $   366,638    $   282,049
Total Securities /(2)/                                    $    50,724    $    59,501    $    54,091
Net Loans                                                 $   348,388    $   346,492    $   232,321
Federal Home Loan Bank Advances                           $    10,000    $    34,440    $         -
Shareholders' Equity/ (3)/                                $    26,697    $    27,243    $    27,780
Book Value of Shares Outstanding                          $     13.53    $     12.93    $     13.20
Average Common Equity to Average Assets                          5.91%          7.49%          8.19%
Shares Outstanding                                          1,973,119      2,106,919      2,104,285
Number of Branch Locations                                         14             15             12

(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2) Shown at carrying value.
(3) See Note 14 to Consolidated Financial Statements regarding the issuance of common stock.

================================================================================
                              President's Letter


 ...achieved a

number of its

key goals

during this

year...


     The Company achieved a number of its key strategic goals during the year 2000. While the previously strong residential mortgage market softened considerably over the course of the year, commercial lending continued to provide a source for the allocation of funds that helped to support, and further diversify, the loan portfolio. The late-1999 purchase of assets and liabilities of the former New London Trust, FSB, brought both an expanded position of marketplace penetration as well as an integration period of carry-side expenses. The acquisition of Charter Trust Holding Corp. and its companion subsidiaries in 2000 deployed short-term investment capital into a longer-term, future-growth vehicle. The fundamental goal of the Company, however, remains that of a community-oriented, financial services company for the enhancement of our banking franchise and the continuing development of profitable strategies for long-term growth.

Earnings

     Earnings for the year were impacted by certain non-recurring costs associated with the New London Trust acquisition, the closure and consolidation of one of the Andover, NH branch offices, the direct expenses of a major consultant-based technology study and the one-time recognition of expenses for long-term employees taking an early-retirement incentive program. Consolidated net income for the year-ended December 31, 2000 was $2,412,069, or $1.17 per share of common stock. This compares to net income of $3,308,844, or $1.57 per share, that the Company reported for year-end 1999. Total assets were $463,396,528 at year-end 2000, as compared to total assets of $461,448,330 at year-end December 31, 1999. The build-up of cash in response to the regulatory mandates in anticipation of Year 2000 events was reallocated across the balance sheet and subtle changes were made to reflect the shifting reliance away from borrowed funds and Federal Home Loan Bank term advances. Complete financial details for the year-ended December 31, 2000 are more fully covered in the Management Discussion and Analysis section that immediately follows this report.

Shareholder Value

     With interest rates continuing to hold throughout the year at a higher level than seen over the last few years, community bank stocks similarly continued to maintain their less-favored position amid the meteoric rise of the NASDAQ exchange that had been propelled by the excitement and anticipation of the technology sector. The Company's stock price ended the year 2000 at $12.50, having ranged from $10.375 to $13.50 over the course of the year. Market value adjustments of the Company's bond portfolio had a direct impact upon shareholders' equity, ending the year at $26,697,324 as compared to $27,243,147 at December 31, 1999. As a strategic component of building overall shareholder value, the Company repurchased 134,000 shares of common stock from March through December of 2000, contributing to a year end book value of $13.53 per share, an increase of $.60 per share over the December 31, 1999 book value of $12.93 per share.

Primary Business

     Advocates of community banking continue to stress the fundamental value of long-term customer relationships. While confronted by the onslaught of media-hype and direct-mail advertising to do business with others through a variety of access channels, the vast majority of banking customers do, in fact, realize and appreciate the basic premise underlying the development of what might be referred to as something of a 'partnership for prosperity' within the various communities served by our fourteen banking offices. Community banks that are positioned in more rural environments have, by their very nature, a more operationally-expensive business model that must constantly recognize and manage these inherent delivery-system costs. It is through a combination of personal relationships, strategic planning and quality service that the ongoing success of our banking franchise continues to grow and prosper. Our focus and decision making centers around a few basic principals...the value of having good people in our workforce, the almost constant need for changes in our technological capabilities, the healthy

================================================================================
                         President's Letter (continued)


pressure of competition, and the development of ongoing and sustainable profitability. It has been said that community banks will always be a significant factor in the nation's economy, that they will continue to not only survive, but thrive, and that...at the end of the day...it will be service over price. We believe this to be true and feel that the long-term success of this banking franchise rests in our willingness and financial ability to invest in infrastructure...the people, the market locations, and the technology ...that will allow us to provide the breadth of products and services generally expected by the various segments of our marketplace.

     Community banks, while certainly burdened by their business model, are still looked to (and turned to) as the primary source for both the access to financial products and services, as well as for basic financial advice in a setting that continues to provide a trusted environment. It is the 'human touch' that remains such an important ingredient in our business. Knowing the customer and knowing the community provide a platform for success. The personalization of the delivery channel still matters to human beings, we want and need to be able to communicate and interact with another person, not just an 800 number with touch-tone access and pre-recorded answers. Herein lies the value and the future of community banking.

Trust Company Acquisition

     On August 16, 2000, we announced that agreements had been executed, in concert with two other New Hampshire community banks, to purchase Charter Trust Company, Phoenix New England Trust (the Trust Department of the former New London Trust) and Charter New England Agency from the Phoenix Home Life Insurance Company of Hartford. And on September 29, 2000, Lake Sunapee Bank, Meredith Village Savings Bank and the Savings Bank of Walpole became the joint and equal owners of a combined entity with approximately $1.7 billion under management. This purchase not only provides us more direct access for our customer base in the areas of trust administration, investment management, mutual funds, annuities and brokerage, it means that we will have a greater participation in the profitability of these business lines to enhance and broaden our stream of non-interest income going forward. The full array of financial service products available through this 'affiliated company' will be both a complement and a companion to the underlying business of banking. With Charter Trust Holding Corp. as the parent operating company, it is expected that new sources of business growth will be developed well beyond the currently existing owner and client bank relationships. This is seen as an opportune time for Charter Trust to focus its energies on preparing for the anticipated generational transfer of wealth, as well as positioning itself as a New Hampshire-based leader in the development, formulation and accumulation of capital by individuals.

Challenges and Opportunities

     Community banking is challenged to find ways to further expand upon its original role as simply a financial intermediary....the taking of deposits and the making of loans. Despite the rampant consolidation of banks in the early-1990's, the latter part of the decade witnessed a resurgence of new charters for community banks across the country. It is the realization that community banks hold a unique position in the lives of their customers that continues to drive the industry forward. Fulfilling our role in assisting individuals from their most basic of financial needs to the point of reaching their personal lifetime goals and


 ...community

banks will

always be a

significant factor

in the nation's

economy...

================================================================================
                        President's Letter (continued)


 ... the

pace of

technology

quickly broadens

the scope of

delivery channels

for consideration

and investment...


objectives is the premise upon which we approach our business on a daily basis. And it is this partnership with the community that creates such an intangible, perhaps even priceless, asset.

Fundamentals and Technology

     The day-to-day business of banking saw our deposit base increase by nearly $30,000,000 over the year, from $366,638,089 at the end of 1999 to $394,111,925 at December 31, 2000. The overall loan portfolio on the other hand, with our very active participation in the making and selling of fixed-rate mortgages on the secondary market, grew only slightly from $350,117,816 to $351,771,275. At the end of 2000, the sold loan portfolio stood at $165,045,245, a net increase, after pay-offs and principal reductions, of approximately $10 million. These balance sheet shifts permitted the bank to restructure its dependence away from the more costly Federal Home Loan Bank advances and borrowings that had helped to support growth of the prior year.

     Asset quality remains high, although a weakening economy will often times trigger unexpected events in the area of either our commercial lending activities or our consumer side. In any event, the Bank remains in a well-capitalized and well reserved financial position. During the second quarter of 2000, the Office of Thrift Supervision conducted an annual 'Safety and Soundness Examination' that resulted, once again, in no changes being made to our high quality rating.

     The pace of technology quickly broadens the scope of delivery channels for consideration and investment. Relationship Banking...Internet Banking...Debit Cards...Telephone Banking...On-Line Lending...Check Imaging...have become reasonable and commonplace expectations of today's customer. Continuing to meet these challenges in a timely and competitive fashion requires the most modern and up-to-date of core processing systems. In this regard, a major study was undertaken during the year to determine what the next level of data processing services would demand of us and, in the end, a recommendation was approved by the Board at one of their most recent meetings to move forward with a plan to convert the bank onto a new operating platform by the end of the third quarter of 2001. This will be one of the most significant steps...both financially and structurally...that the bank has taken in a number of years. An on-site consultant will guide us through the conversion process and, in the end, we will have positioned the bank well for the future.

Retirements: Bank and Board

     It is appropriate that we take this opportunity to recognize four of our long-term employees who have served the Bank well and who have decided to take advantage of a one-time early retirement program offered by the Bank at the end of 2000. The retirees include Senior Vice President Linda Oldham, Assistant Vice Presidents Sandra Luckury and Arthur Phillips, and Customer Service Officer Maxine Wiggins. Additionally, John E. Johannessen will be retiring as a Director of Lake Sunapee Bank at the time of upcoming Annual Meeting.

In Closing

     The continuing commitment and dedication of our employees as a group of professionals working closely together to achieve our goals and objectives is a driving force within the institution. On behalf of our Board of Directors and management team, we would also like to express our sincere appreciation for the continuing confidence shown by both our customers and shareholders. It remains our mission to provide exceptional banking services of the highest quality for the benefit of all concerned.




Stephen W. Ensign
Vice Chairman of the Board,
President and Chief Executive Officer

                        [PAGE LEFT INTENTIONALLY BLANK]

                ===============================================
                     Management's Discussion and Analysis
                of Financial Condition and Results of Operation

General

     New Hampshire Thrift Bancshares, Inc.'s (the "Company") profitability is derived from its subsidiary, Lake Sunapee Bank, fsb (the "Bank"). The Bank's earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security transactions supplement these core earnings.

     In 2000, the Company earned $2,412,069, or $1.17 per common share, assuming dilution, compared to $3,308,844, or $1.56 per common share, assuming dilution, in 1999. The decrease in earnings is primarily attributed to several
restructuring events.   During 2000, the Company continued to realize expenses
associated with the acquisition of three New London Trust FSB ("NLT") branches, it offered four long term employees early retirement, consolidated its two Andover, NH offices, and realized preliminary phase expenses related to a search for a new core processing system. These efforts combined totaled approximately $700,000 before taxes.

     In 2000, the Bank originated $121.9 million in loans, a decrease of 24% from 1999. Higher interest rates during most of 2000, was the primary reason for the decline. Despite less than favorable market conditions, our mortgage origination team, commercial banking division and support staff allowed the Company to exceed budget expectations in this area. As rates rose during 2000, customers elected to write adjustable rate mortgages. The Company holds the majority of these loans in portfolio. The Bank sells fixed rate loans into the secondary market and retains the servicing in an effort to avoid interest rate risk.

     Interest income on loans increased $7,456,296, or 36.55% during 2000 from $20,400,308 in 1999 to $27,856,604 in 2000. During the last quarter of 1999, the Bank acquired approximately $81.0 million in loans from NLT. The Company had a full year's worth of interest income on these loans during 2000.

     Interest and dividends on investment securities increased 10.67%. An increase in the overall yield on the portfolio accounted for the increase. Investment securities totaled approximately $50.7 million at year-end 2000 compared to $59.5 million for the same period in 1999.

     Interest expense increased 44.40% during 2000. As mentioned above, during the last quarter of 1999, the Company acquired approximately $100.0 million in deposits from NLT. This increased volume accounted for the majority of the increase in interest expense. In addition, interest expense on the Company's Capital Securities increased as a full year of expense was recognized in 2000. The overall cost of funds increased to 4.20% in 2000 from 3.75% in 1999.

Acquisition of Assets

     On October 13, 1999, the Bank received regulatory approval to purchase three NLT branches located in New London, Andover, and Newbury, New Hampshire.

     As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and assumption of certain liabilities of NLT, including the three branches, pursuant to an agreement entered with PM Holdings, Inc., ("PM Holdings"), a wholly owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix"), and PM Trust Holding Company, a wholly owned subsidiary of PM Holdings. The acquisition occurred immediately after PM Trust's acquisition of all outstanding capital stock of NLT from Sun Life Assurance Company of Canada (U.S.). The Bank uses the property and equipment acquired in the same capacity as NLT. The agreements among the parties relating to this transaction were filed as exhibits to the Form 10-QSB for the quarter ended March 31, 1999.

     In connection with the acquisition, the Bank acquired the NLT main office, Andover and Newbury branches of NLT with deposits totaling approximately $100.0 million and gross loans totaling approximately $81.0 million. The consolidated assets of the Company upon consummation of the acquisition of the three branches were in excess of $450.0 million. The acquisition was consummated after satisfaction of certain conditions, including the receipt of all requisite regulatory approvals and was accounted for as a purchase under generally accepted accounting principles. The Bank paid a $10,576,000 deposit premium. Systems were successfully converted over the weekend of October 30, 1999.

              ==================================================
               Management's Discussion and Analysis (continued)

     On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures') of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of NLT. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

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

     The Capital Securities are mandatorily redeemable upon the maturing of the Debentures on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Charter Holding Corp.

     On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont.

Financial Condition

     Total assets increased by $1,948,198, or 0.42% from $461,448,330 to $463,396,528. Loans receivable and loans held-for-sale increased approximately $3.5 million, while investment securities and the investment in Charter Holding Corp., combined, resulted in a decrease of approximately $5.8 million.

     Total loans increased $1,653,459, or 0.47% from $350,117,816 to
$351,771,275. This increase was primarily attributed to an increase in real estate loans. Real estate loans increased by $11,134,241, or 3.98% from
$279,822,634 to $290,956,875.   As interest rates continued to rise during 2000,
many consumers sought adjustable rate loans. As mentioned above, the Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 75% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years. The net level of loans sold into the secondary market increased by approximately $11.0 million during 2000. At December 31, 2000, the Bank had approximately $165.0 million in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk.

     The amortized cost of investment securities decreased by $8,807,591, or 13.94% from $63,201,596 to $54,394,005. The bank sold certain investment securities during 2000 to provide liquidity for loan activity. The Bank's net unrealized loss of $3,669,517 at December 31, 2000 compares to a net unrealized loss of $3,700,908 for the same period in 1999 for available-for-sale securities. This change of $31,391 in market value reflects a slight change in interest rates during 2000 and the resultant increase in bond values.

     Real estate owned and property acquired in settlement of loans decreased by a net $174,000, or 79.45% to $45,000. The balance represents one single-family property located in Washington, NH. During 2000, two real estate owned properties totaling $245,162, in carrying value, were sold.

     Deposits increased by $27,473,836, or 7.49% to $394,111,925 from
$366,638,089. The increase was primarily attributable to an increase in Certificates of Deposit (CDs). During 2000, CDs increased $27.0m, or 20.16%. NOW accounts and MMAs increased 9.58% and 9.82% respectively, while savings accounts decreased 14.36%. During 2000, the bank offered special CD rates to meet the competition, in an effort to attract and

              ==================================================
               Management's Discussion and Analysis (continued)

retain customer deposits. At December 31, 2000, CDs comprised 41% of total deposits versus 37% last year.

     Advances from the Federal Home Loan Bank ("FHLB") decreased by $24,440,000 during 2000. During the last 5 months of 1999, the Bank gradually increased vault cash in anticipation of Y2K withdrawals. The need never materialized and in early 2000, the excess vault cash was returned to the Federal Reserve Bank. During 2000, repurchase agreements decreased $1,855,620 as some businesses sought investment alternatives.

Liquidity and Capital Resources

     The Bank is required by its regulator, the Office of Thrift Supervision ("OTS"), to maintain a 4% ratio of liquid assets to net withdrawable funds. At year-end 2000, the Bank's ratio of 12.50% exceeded regulatory requirements for long-term liquidity.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2000, the Bank had approximately $125.0 million in additional borrowing capacity from the FHLB.

     At December 31, 2000, the Company's shareholders' equity totaled $26,697,324 compared to $27,243,147 at year-end 1999. The decrease of $545,823 reflects net income of $2,412,069, the payment of $1,327,336 in common stock dividends, the repurchase of 134,000 shares totaling $1,676,187, the exercise of 200 stock options in the amount of $650, a gain of $1,375 on the sale of treasury stock, a tax benefit on stock options of $119, and the change of $43,487 in accumulated other comprehensive income.

     During 2000, the Bank upstreamed $5,000,000 to its parent company New Hampshire Thrift Bancshares, Inc. ("NHTB"). The purpose of the upstream was to help offset the payment of dividends to NHTB shareholders and interest payments on the Company's Debentures.

     Net cash provided by operating activities decreased $4,708,469 to $4,023,476 in 2000 from $8,731,945 in 1999. The change in loans held-for-sale and the change in deferred taxes accounted for the majority of the change.

     Net cash flows provided by investing activities totaled $3,221,024 in 2000 compared to net cash flows used in investing activities of $37,304,322 in 1999, a change of $40,525,346. An $18,302,074 decrease in investment security activity and a $31,779,465 decrease in loans accounted for majority of the change.

     In 2000, net cash flows used in financing activities totaled $1,783,865 compared to net cash provided by financing activities of $34,846,748 in 1999, a change of $36,630,613. A net increase in deposits and repurchase agreements of $39,421,274 was offset by principal payments on advances from the FHLB and a decrease in FHLB Ideal Way advances of $58,880,000. In addition, in 1999, the Company received net cash proceeds from its issuance of Capital Securities totaling $15,493,290.

     The Bank expects to be able to fund loan demand and other investing activities during 2000 by continuing to use funds provided by customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     The Bank is required to maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2000, the Bank's ratios were 6.55%, 6.55%, and 11.14%, respectively, well in excess of the regulators' requirements.

     Book value per share was $13.53 at December 31, 2000 versus $12.93 per share at December 31, 1999.

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

              ==================================================
               Management's Discussion and Analysis (continued)

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

     The Bank's one-year gap at December 31, 2000, was - 2.67%, compared to the December 31, 1999 gap of -9.47%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's one-year gap, of approximately negative three percent at December 31, 2000, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table shows the Bank's interest rate sensitivity (gap) table at December 31, 2000:

                                       0-3          3-6         6 Months-        1-3        Beyond
                                      Months       Months        1 Year         Years       3 Years       Total
                               ---------------------------------------------------------------------------------
                                                                ($ in thousands)
Interest earning assets:
  Loans /(1), (2)/                  $  31,160    $  20,537    $    57,161    $ 130,857    $ 111,082    $ 350,797
  Investments and federal
    funds sold                         35,044        1,458          1,995       16,076        7,908       62,481
                               ---------------------------------------------------------------------------------
Total                                  66,204       21,995         59,156      146,933      118,990      413,278
                               ---------------------------------------------------------------------------------

Interest bearing liabilities:
  Deposits                             51,235       47,121         47,834      153,846       70,558      370,594
  Repurchase agreements                12,182            -              -            -            -       12,182
  Borrowings                                -            -              -        5,000        5,000       10,000
                               ---------------------------------------------------------------------------------
Total                                  63,417       47,121         47,834      158,846       75,558      392,776
                               ---------------------------------------------------------------------------------
Period sensitivity gap                  2,787      (25,126)        11,322      (11,913)      43,432       20,502

Cumulative sensitivity gap          $   2,787    $ (22,339)   $   (11,017)   $ (22,930)   $  20,502

Cumulative sensitivity gap as a percentage
  of interest-earning assets             0.67%       -5.41%         -2.67%       -5.55%        4.96%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.
(1) Excludes non-earning assets.
(2) Includes discount on purchased loans.


The following table sets forth the Bank's NPV as of September 30, 2000 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

                  Change                      Net Portfolio Value                                 NPV as % of PV Assets
                 in Rates          $ Amount        $ Change            % Change                NPV Ratio           Change
          --------------------    ----------------------------------------------           ---------------------------------
          +300 bp  ..........         25,362          -16,676             - 40%                   5.78%          - 338 bp
          +200 bp  ..........         31,534          -10,504             - 25%                   7.07%          - 209 bp
          +100 bp  ..........         37,124          - 4,913             - 12%                   8.20%          -  96 bp
             0 bp  ..........         42,038               --               --                    9.16%                --
          -100 bp  ..........         47,017            4,979             + 12%                  10.11%          +  95 bp
          -200 bp  ..........         47,966            5,928             + 14%                  10.26%          + 110 bp
          -300 bp  ..........         48,830            6,792             + 16%                  10.39%          + 123 bp

              ==================================================
               Management's Discussion and Analysis (continued)

Results of Operations


Net Interest Income

     Net interest income for the year ended December 31, 2000 increased by $2,611,687, or 20.92%, to $15,094,272. This increase is primarily attributable to the increase in loan volume due to the NLT acquisition.

     Total interest income increased by $7,876,593, or 32.36%. As mentioned above, the increase is primarily related to increased loans associated to the acquisition. In October of 1999, the Bank acquired approximately $100.0 million in loans from NLT. The Company was able to recognize a full year's worth of interest income on the loans during 2000. During 2000, the Bank's yield on loans increased to 7.77% from 7.46% in 1999.


     Total interest expense increased $5,264,906, or 44.40%. The Bank's overall cost of funds increased from 3.75% to 4.20% in 2000. The Bank's average interest bearing deposits as a percentage of total interest bearing liabilities decreased to 88.25% in 2000 from 90.61% in 1999. The cost of deposits, including repurchase agreements, in 1999 was 3.60% versus 3.86% in 2000. The increase was a result of increased balances in higher costing instruments. During 2000, the Bank offered CD specials to attract and retain customer deposits. In addition, the Bank recognized a full year's worth of interest expense associated with its Capital Securities. During 2000, the Bank utilized the FHLB advance program, as necessary, to fund loan growth. FHLB advances typically are higher costing instruments than deposits. The cost of other borrowed money was 5.86% in 1999 compared to 7.56% in 2000.

     The Bank's interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.56% in 2000 compared to 3.57% in 1999. The Bank's net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.64% from 3.75%.


 _____________________________________________________________________________


The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:


                                                              2000      1999       1998        1997       1996
                                                            --------------------------------------------------
Yield on loans                                                7.77%     7.46%      8.13%       8.20%      7.86%
Yield on investment securities                                7.71%     6.65%      6.03%       6.23%      6.35%
Combined yield on loans and investments                       7.76%     7.32%      7.75%       7.97%      7.67%
Cost of deposits, including repurchase agreements             3.86%     3.60%      4.29%       4.46%      4.36%
Cost of other borrowed funds                                  7.56%     5.86%      5.53%       5.90%      5.86%
Combined cost of deposits and borrowings                      4.20%     3.75%      4.32%       4.54%      4.54%
Interest rate spread                                          3.56%     3.57%      3.43%       3.43%      3.13%
Net interest margin                                           3.64%     3.75%      3.69%       3.67%      3.44%

               ===============================================
               Management's Discussion and Analysis (continued)


The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:


Years ended December 31,                    2000                                1999                               1998
                              -------------------------------      ------------------------------   --------------------------------
                               Average /(1)/           Yield/       Average /(1)/          Yield/     Average/(1)/           Yield/
                               Balance       Interest   Cost        Balance       Interest   Cost        Balance   Interest    Cost
                              -------------------------------      ------------------------------    -------------------------------
                                                                   ($ in thousands)
Assets:
Interest earning assets:
  Loans /(2)/                 $ 358,483  $  27,856      7.77%      $  273,344    $ 20,400   7.46%    $  246,373   $ 20,023     8.13%
  Investment securities and
     other/(3)/                  56,577      4,360      7.71%          59,285       3,940   6.65%        53,732      3,240     6.03%
                              --------------------                 ----------------------            ---------------------
  Total interest earning
     Assets                     415,060     32,216      7.76%         332,629      24,340   7.32%       300,105     23,263     7.75%
                              --------------------                 ----------------------            ---------------------

Non-interest earning assets
  Cash                           14,076                                11,872                             8,283
  Other non-interest earning
     assets/(4)/                 30,503                                21,002                            15,437
                              ---------                             ---------                        ----------
  Total non-interest earning
     Assets                      44,579                                32,874                            23,720
                              ---------                            ----------                        ----------
Total                         $ 459,639                            $  365,503                        $  323,825
                              =========                            ==========                        ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings, NOW and MMAs       $ 206,486  $   4,652      2.25%      $  166,621    $  4,188   2.51%    $  136,137   $  3,996     2.94%
  Time deposits                 153,309      9,224      6.02%         119,688       6,095   5.09%       127,065      7,215     5.68%
  Repurchase agreements          10,857        444      4.09%           8,924         358   4.01%        12,775        621     4.86%
  Capital securities and
     other borrowed funds        37,044      2,802      7.56%          20,749       1,216   5.86%         6,365        352     5.53%
                              --------------------                 ----------------------            ---------------------
  Total interest bearing
     liabilities                407,696     17,122      4.20%         315,982      11,857   3.75%       282,342     12,184     4.32%
                              --------------------                 ----------------------            ---------------------
Non-interest bearing
     liabilities:
  Demand deposits                19,595                                17,291                            11,672
  Other                           5,192                                 4,843                             3,285
                              ---------                            ----------                        ----------
Total non-interest bearing
     liabilities                 24,787                                22,134                            14,957
                              ---------                            ----------                        ----------
Shareholders' equity             27,156                                27,387                            26,526
                              ---------                            ----------                        ----------
Total                         $ 459,639                            $  365,503                        $  323,825
                              =========                            ==========                        ==========

Interest rate spread                     $  15,094      3.56%                    $ 12,483   3.57%                 $ 11,079     3.43%
                                          ===================                    ========   =====                 ==================

Net interest margin                                     3.64%                               3.75%                              3.69%
                                                        =====                               =====                              =====
Ratio of interest-earning assets
     to interest bearing liabilities                  101.81%                             105.27%                            106.29%
                                                      =======                             =======                            =======

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

               ===============================================
               Management's Discussion and Analysis (continued)


The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                                                                               Year ended December 31, 2000 vs. 1999
                                                                                          Increase (Decrease)
                                                                                                due to
                                                                           Volume                Rate              Total
                                                                        ------------------------------------------------
                                                                                          ($ in thousands)
Interest income on loans                                                $   6,585           $     871           $  7,456
Interest income on investments                                               (169)                589                420
                                                                        ------------------------------------------------
     Total interest income                                                  6,416               1,460              7,876
                                                                        ------------------------------------------------

Interest expense on savings, NOW and MMAs                                     818                (354)               464
Interest expense on time deposits                                           1,901               1,228              3,129
Interest expense on repurchase agreements                                      79                   7                 86
Interest expense on capital securities and other borrowings                 1,158                 428              1,586
                                                                        ------------------------------------------------
     Total interest expense                                                 3,956               1,309              5,265
                                                                        ------------------------------------------------
     Net interest income                                                $   2,460           $     151           $  2,611
                                                                        ================================================

                                                                              Year ended December 31, 1999 vs. 1998
                                                                                         Increase (Decrease)
                                                                                              due to
                                                                          Volume               Rate               Total
                                                                        -----------------------------------------------
                                                                                         ($ in thousands)
Interest income on loans                                                $   2,099           $  (1,722)         $     377
Interest income on investments                                                368                 332                700
                                                                        ------------------------------------------------
     Total interest income                                                  2,467              (1,390)             1,077
                                                                        ------------------------------------------------

Interest expense on savings, NOW and MMAs                                     451                (259)               192
Interest expense on time deposits                                            (393)               (727)            (1,120)
Interest expense on repurchase agreements                                    (154)               (109)              (263)
Interest expense on other borrowings                                          843                  21                864
                                                                        ------------------------------------------------
     Total interest expense                                                   747              (1,074)              (327)
                                                                        ------------------------------------------------
     Net interest income                                                $   1,720           $    (316)          $  1,404
                                                                        ================================================

               ===============================================
               Management's Discussion and Analysis (continued)


Provision for Loan Losses

     The Bank considers many factors in determining the factors allowance for loan losses. These includethe risk and size characteristics of loans, the prior years' loss experience, the levels of delinquencies, the prevailing economic conditions, the number of foreclosures, unemployment rates, interest rates, and the value of collateral securing the loans. No changes were made to the Bank's procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations.

     Additionally, the Bank's commercial loan officers review the financial condition of commercial loan customers on a monthly basis and perform visual inspections of facilities and inventories. The Bank also has an internal audit and compliance program. Results of the audit and compliance programs are reported directly to the Audit Committee of the Bank's Board of Directors.

    The allowance for loan losses at December 31, 2000 was $4,432,854, compared to $4,320,563 at year-end 1999. The allowance in 2000 includes $4,035,958 in general reserves as compared to $4,111,059 in 1999. During 2000, the Bank had net recoveries of $52,291 compared to net charge-offs of $338,179 in 1999. Gross charged-off loans during 2000 amounted to 0.06% of average loans, as compared to 0.13% in 1999. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was reduced to $60,000 in 2000. The allowance represented 1.26% of total loans at year-end 2000 versus 1.23% at year-end 1999. The allowance for loan losses as a percentage of total non-performing loans was 236.87% at December 31, 2000 compared to 246.85% at December 31, 1999. Please refer to Note 5 "Loans Receivable", in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

     As of December 31, 2000 there were no other loans not included in the tables below or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of December 31, 2000 and 1999 were $5,248,151 and $2,988,696, respectively. Total non-performing assets amounted to $1,916,442 and $1,969,305 for the respective years. Beginning in December 31, 1998, non-earning assets were included in impaired loans. At December 31, 2000, 1999 and 1998, loans classified 30 - 89 days delinquent were $4,318,705, $4,170,219 and $5,260,458, respectively. At December 31, 2000, loans classified as 90-days delinquent were $1,006,411 compared to $711,149 at December 31, 1999.


    ______________________________________________________________________

The following table sets forth the breakdown of non-performing assets:

                                                               2000          1999          1998          1997          1996
                                                       --------------------------------------------------------------------
90 day delinquent loans/ (1)/                          $  1,006,411  $    711,149  $    170,999  $    691,567  $    787,930
Non-earning assets /(2)/                                    865,031     1,039,156     1,850,214       578,387       848,942
                                                       --------------------------------------------------------------------
Total non-performing loans                                1,871,442     1,750,305     2,021,213     1,269,954     1,636,872
Real estate owned                                            45,000       219,000       670,153       516,153       707,026
                                                       --------------------------------------------------------------------
Total non-performing assets                            $  1,916,442  $  1,969,305  $  2,691,366  $  1,786,107  $  2,343,898
                                                       ====================================================================
Troubled debt restructured                             $        N/A  $        N/A  $    114,110  $    297,926  $        N/A
                                                       ====================================================================
Impaired loans                                         $    865,031  $  1,039,156  $  1,850,214  $  1,942,320  $  1,188,183
                                                       ====================================================================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are classified as impaired.

               ===============================================
               Management's Discussion and Analysis (continued)


The following table sets forth 90-day delinquent loans by category:


                                                    2000        1999        1998        1997        1996
                                          --------------------------------------------------------------
Real estate loans -
     Conventional                           $    967,663  $  282,194  $  136,699  $  679,356  $  723,595
     Construction                                      -           -           -           -           -
Consumer loans                                    38,748       8,267       4,300      11,347      64,335
Commercial and municipal loans                         -     420,688      30,000         636           -
Other loans                                            -           -           -         228           -
                                          --------------------------------------------------------------
     Total                                  $  1,006,411  $  711,149  $  170,999  $  691,567  $  787,930
                                          ==============================================================

The following table sets forth the allocation of the loan loss valuation allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31: (dollars in thousands)


                                                  2000                    1999                  1998
                                       -------------------------------------------------------------------
Real estate loans -
     Conventional                         $ 2,457   55%   80%   $ 1,953     45%   78%   $ 1,473   48%   79%
     Construction                             176    4%    3%       147      3%    2%       123    4%    2%
Collateral and
  consumer loans                              139    3%   10%       133      3%   11%        68    2%   11%
Commercial and
  municipal loans                           1,446   33%    7%     1,800     42%    9%     1,007   32%    8%
Impaired loans                                130    3%             209      5%             386   12%
Other                                          85    2%              79      2%              60    2%
                                       -------------------------------------------------------------------
Valuation allowance                       $ 4,433  100%  100%   $ 4,321    100%  100%   $ 3,117  100%  100%
                                       ===================================================================
Valuation allowance
  as a percentage of
  Total loans                                1.26%                 1.23%                   1.30%
                                       ==================================================================-


                                                       1997                                        1996
                                    ---------------------------------------------------------------------------
Real estate loans -
     Conventional                   $      1,562        51%       80%            $     1,604       74%       84%
     Construction                            111         4%        1%                     84        4%
Collateral and
  consumer loans                              59         2%       11%                     37        2%       12%
Commercial and
  municipal loans                          1,006        33%        8%                    294       14%        4%
Impaired loans                               323        10%                              139        6%
                                    -----------------------------------------------------------------------------
Valuation allowance                 $      3,061       100%      100%            $     2,158      100%      100%
                                    =============================================================================
Valuation allowance
  as a percentage of
  Total loans                               1.18%                                        .98%
                                    ============================================================================

               ===============================================
               Management's Discussion and Analysis (continued)


Other Income and Expense


     Total non-interest income decreased by $97,733, or 3.36% to $2,809,327. Net gains on the sale of securities, bank premises, equipment, and OREO and loans totaled $68,454 at year-end 2000 compared to $445,382 for the same period in 1999. The change was primarily attributed to a $203,492, or 63.56% decrease in gains on the sale of loans and a $136,306, or 99.86% decrease in gains on sales of bank premises, equipment, and OREO. Gains on the sale of loans were $320,133 in 1999 compared to $116,641 for 2000. As mentioned above, during 2000, as rates rose, consumers elected to write adjustable rate loans, which the Bank generally holds. Loan origination fees were flat compared to 1999, increasing only 1.51%. The 11.20% increase in customer service fees was primarily due to an increase in fee-based transaction-type accounts acquired from NLT. Rental income increased by 29.85% as the Bank leased some of its previously unoccupied property and acquired new rentals from the NLT transaction.

     Total operating expenses increased $3,742,601, or 36.36% to $14,036,357. The increase was due to many factors. Salaries and benefits increased $2,234,517, or 42.16%. The majority of the increase was attributable to early retirement expenses. During the last quarter of 2000, several long-term employees were offered a one-time early retirement incentive program. Expenses associated with this program were approximately $600,000. In addition, a full year's worth of salaries and benefits regarding new positions acquired from NLT was recognized in the year 2000. Health care and pension costs also increased by approximately 20% during 2000. Occupancy costs increased $301,921, or 15.77% as the Bank realized a full year of costs associated with the properties and leases acquired as part of the NLT transaction. In addition, two of the Bank's branches were consolidated resulting in a one-time charge to earnings of approximately $30,000. Outside services decreased $62,312, or 10.79%. Advertising and promotion decreased 33.55% during 2000, as the Bank did not have the expenses associated with the acquisition of the NLT branches. In addition, goodwill decreased $899,871, or 6.50% during 2000 as the Bank recognized a full year's worth of amortization from the NLT transaction. Other expenses increased 49.93% during 2000. Higher postage, telephone, ATM and debit card expenses accounted for the majority of the change. In addition, the Bank introduced Internet Banking during the summer. Start up costs associated with this new delivery channel were approximately $25,000.

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

               ===============================================
               Management's Discussion and Analysis (continued)


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

Accounting for Income Taxes

     The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 includes net deferred income tax expense (benefit) of $(217,775), $406,029, and $364,723, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

     The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 1999 and 1998

     In 1999, the Company earned $3,308,844, or $1.56 per common share, assuming dilution, compared to $3,118,750, or $1.47 per common share, assuming dilution, in 1998, an increase of 6.10%. The increase in earnings is primarily attributed to the overall increase in loan production and investment activity and a decrease in interest expense.

     In 1999, the Bank originated a record $161.0 million in loans. Favorable interest rates during the first half of 1999 allowed existing and new customers to refinance or seek new funding more easily. As rates rose during the third quarter, customers elected to write adjustable rate mortgages. The Company holds these loans in portfolio. The Bank sells fixed rate loans into the secondary market and retains the servicing. For the year ended 1999, loan interest income increased 1.88%.

Financial Condition

     Total assets increased by $138,040,561, or 42.68% from $323,407,769 to
$461,448,330. The increase in total assets resulted primarily from the acquisition of three NLT branches. Total loans increased $111,001,376, or 46.42% from $239,116,440 to $350,117,816. Excluding the impact of the NLT acquisition, total loans increased $29,769,007, or 12.45% from $239,116,440 to $268,885,447.
This increase was primarily attributed to a change in the mix of the Bank's loan portfolio. As interest rates rose during 1999, many consumers sought adjustable rate loans. As mentioned above, the Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprised approximately 75% of the Bank's real estate mortgage loan portfolio. This was consistent with prior years. The net level of loans sold into the secondary market increased by approximately $24.0 million during 1999. At December 31, 1999, the Bank had approximately $154 million in its servicing portfolio. Real estate loans increased by $87,440,692, or 45.45% from $192,381,942 to $279,822,634, the majority of which was NLT related.

     The amortized cost of investment securities increased by $9,526,344, or 17.72% from $53,675,252 to $63,201,596. As mentioned, the Bank used proceeds from the issuance of the Company's capital securities to purchase investment securities. This provided an increase in interest and dividends on investment of $700,069, or 21.61%. The Bank's net unrealized loss of $3,700,908 at December 31, 1999 compares to a net unrealized gain of $415,501 for the same period in 1998. This change of $4,116,409 in market value reflected the increase in interest rates during 1999 and the resultant decrease in bond values.

     Real estate owned and property acquired in settlement of loans decreased by a net $451,153, or 67.32% to $219,000. This total included two properties. During 1999, nine real estate owned properties totaling $690,243, in carrying value, were sold. Included in the nine properties was $341,993 in carrying value for the sale of the five remaining lots at Blye Hill Landing, Newbury, NH.

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

               ===============================================
               Management's Discussion and Analysis (continued)


     Advances from the FHLB and other borrowed funds increased by $34,440,000, or 100.00%. The increase was used to fund liquidity needs including vault cash and loan activity. During the last 5 months of 1999, the Bank gradually increased vault cash in anticipation of Y2K withdrawals. The need never materialized and subsequent to year-end, the excess vault cash was returned to the Federal Reserve Bank. As a result, Federal Home Loan Bank advances and other borrowings decreased $14,440,000 in January 2000. During 1999, repurchase agreements increased $2,189,001.

Liquidity and Capital Resources

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

     Net cash flows used in investing activities changed by $37,560,035 from $255,713 in 1998 to negative $37,304,322 in 1999. The change was primarily attributed to a $33,555,975 increase in loans, excluding the impact of the NLT acquisition.

     In 1999, net cash provided by financing activities increased $32,247,995 to $34,846,748 from $2,598,753 in 1998. During 1999, proceeds from FHLB and Ideal Way advances and an increase in borrowed funds of $34,440,000 coupled with net proceeds from the issuance of the NHTB capital trust of $15,493,290, offset by a net deposits decreased of $13,763,641, excluding the impact of the NLT acquisition, accounted for the majority of the change.

     As of December 31, 1999, the Bank's tangible, core and total risk-based capital ratios were 6.74%, 6.74%, and 11.59%, respectively, well in excess of the regulators' requirements. Book value per share was $12.93 at December 31, 1999 versus $13.20 per share at December 31, 1998. The change in the market value of the Bank's investment security portfolio accounted for the majority of the change in book value per share.

Net Interest Income

     Net interest income for the year ended December 31, 1999 increased by $1,403,763, or 12.67%, to $12,482,585. This increase was primarily attributed to the increased volume in the loan and investment portfolios of the Bank and the decrease in interest expense on deposits.

     Total interest income increased by $1,076,884, or 4.63%. The increase was primarily related to the volume in the loan and investment portfolios. As rates began to rise during the second half of 1999, the Bank held adjustable rate loans in portfolio. In addition, portfolio adjustable rate loans began to re-price. As a result, interest on loans increased $376,815. Interest and dividends on investments increased $700,069. As mentioned above, during the third quarter of 1999, the Company issued capital securities. The majority of the proceeds were used to purchase investment securities. During 1999, the Bank's yield on investment securities increased to 6.65% from 6.03% in 1998.

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

               ===============================================
               Management's Discussion and Analysis (continued)


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

Provision for Loan Losses

     The allowance for loan losses at December 31, 1999 was $4,320,563, compared to $3,117,068 at year-end 1998. The allowance in 1999 included $4,111,059 in general reserves as compared to $2,731,374 in 1998. During 1999, the Bank had net charge-offs of $338,179 compared to $64,550 in 1998. Net charged-off loans during 1999 amounted to 0.12% of average loans, as compared to 0.03% in 1998. Due to the general improvement of the quality of the loan portfolio and a reduction in risk, the provision for loan losses was maintained at $120,000 in 1999. The allowance represented 1.23% of total loans at year-end 1999 versus 1.30% at year-end 1998. The allowance for loan losses as a percentage of total non-performing loans was 246.85% at December 31, 1999 compared to 154.22% at December 31, 1998.

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

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                        SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 12, 2001

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
             -----------------------------------------------------
                 Consolidated Statements of Financial Condition

As of December 31,                                                                  2000           1999
-------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                    $ 16,262,878   $ 22,558,929
 Federal Home Loan Bank overnight deposit                                     11,756,686              -
                                                                            ---------------------------
   Total cash and cash equivalents                                            28,019,564     22,558,929
 Securities available-for-sale                                                39,823,268     47,540,736
 Securities held-to-maturity (fair values of $8,522,855 as of
  December 31, 2000 and $9,625,616 as of December 31, 1999)                    8,507,020     10,006,952
 Federal Home Loan Bank stock                                                  2,379,200      1,938,000
 Other investments                                                                15,000         15,000
 Loans held-for-sale                                                           1,651,200              -
 Loans receivable, net                                                       348,388,310    346,491,828
 Accrued interest receivable                                                   2,733,268      2,450,268
 Bank premises and equipment, net                                             10,087,683     10,028,893
 Investments in real estate                                                      501,349        516,533
 Real estate owned and property acquired in settlement of loans                   45,000        219,000
 Goodwill                                                                     12,950,437     13,850,308
 Investment in partially owned Charter Holding Corp., at equity                3,088,336         79,999
 Other assets                                                                  5,206,893      5,751,884
                                                                            ---------------------------
   Total assets                                                             $463,396,528   $461,448,330
                                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Deposits:
  Noninterest bearing                                                       $ 23,518,130   $ 21,597,464
  Interest-bearing                                                           370,593,795    345,040,625
                                                                            ---------------------------
   Total deposits                                                            394,111,925    366,638,089
 Securities sold under agreements to repurchase                               12,182,497     14,038,117
 Federal Home Loan Bank Ideal Way advances                                             -     12,440,000
 Federal Home Loan Bank advances                                              10,000,000     22,000,000
 Accrued expenses and other liabilities                                        4,004,782      2,688,977
                                                                            ---------------------------
   Total liabilities                                                         420,299,204    417,805,183
                                                                            ---------------------------

GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR
 SUBORDINATED DEBENTURES                                                      16,400,000     16,400,000
                                                                            ---------------------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                                      -              -
 Common stock, $.01 par value, per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 1,973,119 shares outstanding at
  December 31, 2000 and 2,479,858 shares issued and 2,106,919 shares
  outstanding at December 31, 1999                                                24,798         24,798
 Paid-in capital                                                              17,896,810     17,895,316
 Retained earnings                                                            15,129,160     14,044,427
 Accumulated other comprehensive loss                                         (2,228,130)    (2,271,617)
                                                                            ---------------------------
                                                                              30,822,638     29,692,924
 Treasury stock, at cost, 506,739 shares as of December 31, 2000
  and 372,939 shares as of December 31, 1999                                  (4,125,314)    (2,449,777)
                                                                            ---------------------------

   Total shareholders' equity                                                 26,697,324     27,243,147
                                                                            ---------------------------

   Total liabilities and shareholders' equity                               $463,396,528   $461,448,330
                                                                            ===========================

 The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                       Consolidated Statements of Income

For the years ended December 31,                                        2000          1999          1998
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest on loans                                               $27,856,604   $20,400,308   $20,023,493
 Interest and dividends on investments                             4,360,059     3,939,762     3,239,693
                                                                 ---------------------------------------
   Total interest income                                          32,216,663    24,340,070    23,263,186
                                                                 ---------------------------------------

INTEREST EXPENSE
 Interest on deposits:
  Savings deposits                                                 1,228,729     2,246,962     2,328,817
  NOW accounts and MMDA deposits                                   3,423,040     1,940,958     1,667,438
  Time deposits                                                    9,224,031     6,095,218     7,215,137
                                                                 ---------------------------------------
   Total interest on deposits                                     13,875,800    10,283,138    11,211,392
 Interest on advances and other borrowed money                     1,286,071       616,403       351,840
 Interest expenses on NHTB Capital Trust I capital securities      1,517,000       599,505             -
 Interest on securities sold under agreements to repurchase          443,520       358,439       621,132
                                                                 ---------------------------------------
   Total interest expense                                         17,122,391    11,857,485    12,184,364
                                                                 ---------------------------------------

   Net interest income                                            15,094,272    12,482,585    11,078,822

PROVISION FOR LOAN LOSSES                                             60,000       120,000       120,167
                                                                 ---------------------------------------

   Net interest income after provision for loan losses            15,034,272    12,362,585    10,958,655
                                                                 ---------------------------------------

OTHER INCOME
 Loan origination fees                                               150,473       148,241        90,186
 Customer service fees                                             1,986,834     1,786,730     1,558,886
 Net gain (loss) on sales, calls and writedowns of securities        (48,383)      (11,253)      153,479
 Net gain on sales of premises, equipment and other
  real estate owned                                                      196       136,502         6,476
 Net gain on sale of loans                                           116,641       320,133       371,991
 Rental income                                                       488,678       376,352       335,255
 Brokerage service income                                            113,688       150,007       126,528
 Other income                                                          1,200           348             -
                                                                 ---------------------------------------
   Total other income                                              2,809,327     2,907,060     2,642,801
                                                                 ---------------------------------------

OTHER EXPENSES
 Salaries and employee benefits                                    7,534,404     5,299,887     4,222,206
 Occupancy expenses                                                2,216,111     1,914,190     1,738,055
 Advertising and promotion                                           221,645       333,552       253,883
 Depositors' insurance                                                77,332       137,756       139,214
 Outside services                                                    515,440       577,752       639,628
 Amortization of goodwill                                            979,480       368,593       247,156
 Other expenses                                                    2,491,945     1,662,026     1,639,600
                                                                 ---------------------------------------
   Total other expenses                                           14,036,357    10,293,756     8,879,742
                                                                 ---------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                           3,807,242     4,975,889     4,721,714

PROVISION FOR INCOME TAXES                                         1,395,173     1,667,045     1,602,964
                                                                 ---------------------------------------

NET INCOME                                                       $ 2,412,069   $ 3,308,844   $ 3,118,750
                                                                 =======================================

Earnings per common share                                        $      1.17   $      1.57   $      1.49
                                                                 =======================================
Earnings per common share, assuming dilution                     $      1.17   $      1.56   $      1.47
                                                                 =======================================
Dividends declared per common share                              $       .64   $       .64   $       .60
                                                                 =======================================

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31,                                  2000           1999           1998
----------------------------------------------------------------------------------------------------
COMMON STOCK
 Balance, beginning of year                                $    24,798    $    24,798    $    24,798
                                                           -----------------------------------------

 Balance, end of year                                      $    24,798    $    24,798    $    24,798
                                                           =========================================

PAID-IN CAPITAL
 Balance, beginning of year                                $17,895,316    $17,874,567    $17,660,097
 Gain on issuance of treasury stock for the exercise
  of stock options                                               1,375         16,500        156,406
 Tax benefit for stock options                                     119          4,249         58,064
                                                           -----------------------------------------

 Balance, end of year                                      $17,896,810    $17,895,316    $17,874,567
                                                           =========================================

RETAINED EARNINGS
 Balance, beginning of year                                $14,044,427    $12,082,784    $10,221,049
 Net income                                                  2,412,069      3,308,844      3,118,750
 Cash dividends paid                                        (1,327,336)    (1,347,201)    (1,257,015)
                                                            ----------------------------------------

 Balance, end of year                                      $15,129,160    $14,044,427    $12,082,784
                                                           =========================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
 Net unrealized holding gain (loss) on securities
  available-for-sale
 Balance, beginning of year                                $(2,271,617)   $   255,034    $    82,318
 Net change                                                     43,487     (2,526,651)       172,716
                                                           -----------------------------------------

 Balance, end of year                                      $(2,228,130)   $(2,271,617)   $   255,034
                                                           =========================================

TREASURY STOCK
 Balance, beginning of year                                $(2,449,777)   $(2,457,577)   $(2,425,137)
 Shares repurchased, (134,000 shares in 2000, 0 shares
  in 1999 and 4,650 shares in 1998)                         (1,676,187)             -        (73,975)
 Exercise of stock options, (200 shares in 2000,
  2,400 shares in 1999 and 20,780 shares in 1998)                  650          7,800         41,535
                                                           -----------------------------------------

 Balance, end of year                                      $(4,125,314)   $(2,449,777)   $(2,457,577)
                                                           =========================================


  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income

For the years ended December 31,                                          2000          1999         1998
---------------------------------------------------------------------------------------------------------
  Net income                                                       $ 2,412,069  $  3,308,844  $ 3,118,750
  Other comprehensive income
    Net unrealized holding gain (loss) on securities
    available-for-sale, net of tax effect                               43,487    (2,526,651)     172,716
                                                                   --------------------------------------
         Comprehensive income                                      $ 2,455,556  $    782,193  $ 3,291,466
                                                                   ======================================

Reclassification disclosure for the years ended December 31:
                                                                          2000          1999         1998
---------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on available-for-sale securities     $   (16,992) $ (4,055,802) $   436,429
Reclassification adjustment for realized (gains) losses
 in net income                                                          48,383       (60,607)    (155,040)
                                                                   --------------------------------------
  Other comprehensive income (loss) before income tax effect            31,391    (4,116,409)     281,389
Income tax (expense) benefit                                            12,096     1,589,758     (108,673)
                                                                   --------------------------------------
  Other comprehensive income (loss), net of tax                    $    43,487  $ (2,526,651) $   172,716
                                                                   ======================================

  The accompanying notes are an integral part of these consolidated financial statements.

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

For the years ended December 31,                                           2000           1999           1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $ 2,412,069   $  3,308,844   $  3,118,750
 Depreciation and amortization                                          927,154        746,776        788,529
 Amortization of goodwill                                               979,480        368,593        247,156
 Amortization of deferred expenses relating to issuance of
  NHTB Capital Trust I capital securities                                30,267          5,027              -
 Accretion of fair value adjustments, net                               (27,378)        (1,583)             -
 Net (increase) decrease in loans held-for-sale                      (1,651,200)     3,775,802     (3,101,852)
 (Gain) loss from sales of premises, equipment and other
  real estate owned                                                      (1,346)      (136,502)        (6,476)
 (Gain) loss from sales, calls and writedowns of debt securities
  available-for-sale                                                     48,383         11,253       (155,040)
 (Gain) loss on sales of other investments                                    -              -          1,561
 Equity in loss of partially owned Charter Holding Corp.                 25,000              -              -
 Provision for loan losses                                               60,000        120,000        120,167
 Deferred tax expense (benefit)                                        (217,775)       406,029        364,723
 (Increase) decrease in accrued interest and other assets               478,212        (59,087)      (109,696)
 Change in deferred loan origination fees and costs, net               (355,314)      (448,611)      (199,548)
 Increase (decrease) in accrued expenses and other liabilities        1,315,924        635,404       (944,808)
                                                                    -----------------------------------------
   Net cash provided by operating activities                          4,023,476      8,731,945        123,466
                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of premises and equipment                            1,150              -          9,145
 Proceeds from sales of other real estate owned                          70,358        236,455        163,076
 Down payment received on other real estate owned                             -         25,000              -
 Capital expenditures - premises and equipment                         (960,952)    (1,121,551)      (890,414)
 Capital expenditures - other real estate owned                               -        (26,840)        (6,000)
 Proceeds from sales of other investments                                     -              -         30,000
 Purchases of securities held-for-maturity                                    -    (10,006,713)             -
 Principal reduction on securities held-to-maturity                   1,500,000              -         75,000
 Proceeds from sales of securities available-for-sale                 9,145,330     17,003,624     27,592,324
 Purchases of securities available-for-sale                          (2,471,870)   (21,855,026)   (50,877,553)
 Maturities of securities available-for-sale                          1,000,523      5,288,824      1,560,000
 Purchases of Federal Home Loan Bank stock                             (441,200)             -              -
 Purchases of other investments                                               -              -        (77,000)
 Investment in partially owned Charter Holding Corp.                 (3,033,337)             -              -
 Cash and cash equivalents of $7,607,082 received in the
  acquisition of assets and assumption of liabilities of
  New London Trust, FSB, less cash of $930,486 for costs
  relative to the acquisition                                                 -      6,676,596              -
 Increase in goodwill relating to acquisition of assets and
  assumption of liabilities of New London Trust, FSB                    (79,609)             -              -
 Net (increase) decrease in loans                                    (1,776,510)   (33,555,975)    22,628,959
 Recoveries of loans previously charged off                             267,141         31,284         48,176
                                                                    -----------------------------------------
   Net cash provided by (used in) investing activities                3,221,024    (37,304,322)       255,713
                                                                    -----------------------------------------

             New Hampshire Thrift Bancshares Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

For the years ended December 31,                                    2000           1999           1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings and NOW accounts           433,714      7,654,110     22,822,872
 Net increase (decrease) in time deposits                         27,079,539    (20,672,825)   (12,000,676)
 Net increase (decrease) in repurchase agreements                 (1,855,620)      (744,926)     3,455,924
 Proceeds from Federal Home Loan Bank advances                    35,000,000     45,000,000              -
 Principal payments of advances from Federal Home Loan Bank      (47,000,000)   (23,000,000)   (10,246,318)
 Net increase (decrease) in Federal Home Loan Bank Ideal Way
  advance and other borrowed funds                               (12,440,000)    12,440,000       (300,000)
 Repurchase of treasury stock                                     (1,676,187)             -        (73,975)
 Dividends paid                                                   (1,327,336)    (1,347,201)    (1,257,015)
 Proceeds from issuance of NHTB Capital Trust I capital
  securities, less deferred expense of $906,710                            -     15,493,290              -
 Proceeds from exercise of stock options                               2,025         24,300        197,941
                                                                ----------------------------- ------------
   Net cash provided by (used in) financing activities            (1,783,865)    34,846,748      2,598,753
                                                                ------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          5,460,635      6,274,371      2,977,932
CASH AND CASH EQUIVALENTS, beginning of year                      22,558,929     16,284,558     13,306,626
                                                                ------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                          $ 28,019,564   $ 22,558,929   $ 16,284,558
                                                                ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid                                                 $ 17,200,802   $ 11,732,389   $ 12,220,262
                                                                ==========================================
  Income taxes paid                                             $  1,517,647   $  1,331,778   $  1,376,990
                                                                ==========================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Loans originated for sales of other real estate owned         $    175,000   $    355,950   $    130,000
                                                                ==========================================
  Transfers from loans to real estate acquired through
   foreclosure                                                  $    266,162   $     50,250   $    434,600
                                                                ==========================================
  Real estate owned transferred to premises                     $          -   $     33,000   $          -
                                                                ==========================================
  Real estate owned transferred to loans                        $    195,000   $          -   $          -
                                                                ==========================================



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

     Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2000 and 1999 includes $4,868,000 and $4,413,000, respectively which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

     Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $5,722, $0 and $0 have been included in earnings as realized losses for the years ended 2000, 1999 and 1998, respectively.

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

       Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at an additional cost of $3,033,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with W.S. Griffith Inc., a wholly owned subsidiary of PM Holdings.

     Goodwill resulting from the acquisition was "pushed down" to the financial statements of CHC.

     In 2000, the Bank used the equity method of accounting to account for its investment in CHC. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor's share of income of the investee and is reduced to reflect the investor's share of losses of the investee or dividends received from the investee. The investor's share of the income or losses of the investee is included in the investor's net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses, also are applicable to the equity method.

     At December 31, 2000 the carrying amount of the Company's investment in CHC equalled the amount of the Bank's underlying equity in the net assets of CHC.

     Due to the immateriality of the Company's investment at December 31, 1999, the 1999 financial statements have not been restated to reflect the investment on the equity method of accounting.

     At December 31, 2000 and 1999 the Bank had an investment of $56,250 and $67,500, respectively in debentures issued by Charter Holding Corp. This investment was classified as available-for-sale.

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

     Earnings per share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

     Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

   Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate their fair value.
   Available-for-sale and held-to-maturity securities - Fair values for available-for-sale and held-to-maturity securities are based on quoted market prices.
   Other investments - The carrying amounts of other investments approximate their fair values.
   Loans held-for-sale - Fair values of loans held for sale are based on estimated market values.
   Loans receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
   Accrued interest receivable - The carrying amounts of accrued interest receivable approximate their fair values.
   Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money-market accounts and certificates of deposits (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
   Securities sold under agreements to repurchase - The carrying amounts of securities sold under agreements to repurchase approximate their fair values. Federal Home Loan Bank Advances - Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances. Junior subordinated debentures - Fair values of the guaranteed preferred beneficial interests in junior subordinated debentures are based on the quoted market prices of the NHTB Capital Trust I Capital Securities. Off-balance sheet instruments - Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

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

     Recent Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

     Reclassifications - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year's presentation.

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

     Costs relating to the sale of the capital certificates and the issuance of the subordinated debentures totaled $906,710. Such costs are being amortized to other expense over 30 years.

NOTE 3. Acquisition of assets and assumption of liabilities of certain offices of New London Trust FSB :

     As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and its assumption of certain liabilities of New London Trust, FSB. In the transaction, the Bank acquired the following offices of New London Trust, FSB, all in the state of New Hampshire: the New London main office, the Andover branch office, and the Newbury branch office. The loans acquired and deposits assumed with the acquisition of these offices totaled approximately $81 million and $98 million, respectively. The transaction was accounted for under the purchase method of accounting. The Bank paid $930,486 in direct acquisition costs and assumed net liabilities of $10,075,387 in the transaction. The results of operations of the three offices from October 30, 1999 to December 31, 1999 are included in the statement of income of the Company for the year ended December 31, 1999. Goodwill of $11,005,873 arising from the transaction is being amortized to expense over fifteen years on the straight-line method.

NOTE 4.    Securities:

     The amortized cost and approximate market value of securities are summarized as follows:

                                                         December 31, 2000
                                                         -----------------
                                                         Gross       Gross
                                                         Unrealized  Unrealized
                                             Fair        Holding     Holding     Amortized
                                             Value       Gain        Loss        Cost
                                          -----------  ----------  ----------  -----------
Available-for-sale:
 Bonds and notes -
  U. S. Government, including agencies    $15,796,853     $28,753  $  300,659  $16,068,759
  Mortgage-backed securities                  526,151           -           -      526,151
  Other bonds and debentures               23,239,014      16,796   3,191,271   26,413,489
 Equity securities                            261,250           -     223,136      484,386
                                          ------------------------------------------------
Total available-for-sale                  $39,823,268     $45,549  $3,715,066  $43,492,785
                                          ================================================

Held-to-maturity:
 Bonds and notes -
  U.S. government, including agencies     $ 5,522,655     $21,508  $        -  $ 5,501,147
  Other bonds and debentures                3,000,200      10,000      15,673    3,005,873
                                          ------------------------------------------------
Total held-to-maturity                    $ 8,522,855     $31,508  $   15,673  $ 8,507,020
                                          ================================================

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
                                          ================================================

     Gross gains of $46, $84,392 and $161,193, and gross losses of $42,707, $23,785 and $6,153, were realized during 2000, 1999 and 1998, respectively, on sales of available-for-sale debt securities. The tax benefit (provision) applicable to these net realized gains and losses amounted to $19,005, $(23,806) and $(59,876), respectively. There were no sales of available-for-sale equity securities during 2000, 1999 and 1998. There were no sales of other investments during 2000 and 1999. Gross gains of $0 and gross losses of $1,561 were realized on sales of other investments during 1998.

     Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2000:

                                                                                                     Fair                Amortized
                                                                                                     Value               Cost
                                                                                                     -------------------------------
U.S. Government, including agencies                                                                  $   996,875         $ 1,000,000
Other bonds and debentures                                                                                     -                   -
                                                                                                     -------------------------------
 Total due in one year or less                                                                           996,875           1,000,000
                                                                                                     -------------------------------

U.S. Government, including agencies                                                                    3,954,307           3,973,660
Other bonds and debentures                                                                             4,815,632           5,537,410
                                                                                                     -------------------------------
 Total due after one year through five years                                                           8,769,939           9,511,070
                                                                                                     -------------------------------

U.S. Government, including agencies                                                                    3,396,767           3,400,000
Other bonds and debentures                                                                             1,536,716           1,556,250
                                                                                                     -------------------------------
 Total due after five years through ten years                                                          4,933,483           4,956,250
                                                                                                     -------------------------------

U.S. Government, including agencies                                                                    7,448,904           7,695,099
Other bonds and debentures                                                                            16,886,666          19,319,829
                                                                                                     -------------------------------
 Total due after ten years                                                                            24,335,570          27,014,928
                                                                                                     -------------------------------
                                                                                                     $39,035,867         $42,482,248
                                                                                                     ===============================

Maturities of debt securities classified as held-to-maturity are as follows as of December 31, 2000:

                                                                                                     Fair                Amortized
                                                                                                     Value               Cost
                                                                                                     -------------------------------
U.S. Government, including agencies                                                                  $         -         $         -
Other bonds and debentures                                                                               992,700           1,005,873
                                                                                                     -------------------------------
 Total due after one year through five years                                                             992,700           1,005,873
                                                                                                     -------------------------------

U.S. Government, including agencies                                                                    5,522,655           5,501,147
Other bonds and debentures                                                                             2,007,500           2,000,000
                                                                                                     -------------------------------
 Total due after ten years                                                                             7,530,155           7,501,147
                                                                                                     -------------------------------
                                                                                                     $ 8,522,855         $ 8,507,020
                                                                                                     ===============================

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 2000.

     Securities, carried at $21,231,338 and $13,890,041 were pledged to secure the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2000 and 1999, respectively.

     As of December 31, 2000, the fair value of the following corporate debt securities are substantially below amortized cost. Company management does not consider the decline in fair value of these securities to be other than temporary.


Security Description         Fair Value       Amortized Cost      Unrealized Loss        Percent Decline
---------------------------  ----------       --------------      ----------------       ----------------
Stewart Enterprises, Inc.    $  307,110           $  473,016             $165,906                  35.07%
Fremont General Corp.           500,000              984,289              484,289                  49.20
Xerox Corp.                     248,157              500,000              251,843                  50.37
Crown Cork & Seal               420,000            1,049,382              629,382                  59.98
                             ----------           ----------           ----------
                             $1,475,267           $3,006,687           $1,531,420                  50.93%
                             ==========           ==========           ==========

NOTE 5.    Loans receivable:

     Loans receivable consisted of the following as of December 31:

                                                       2000           1999
                                               ---------------------------
Real estate loans
 Conventional                                  $279,804,041   $275,562,941
 Construction                                    16,332,712      6,544,051
                                               ---------------------------
                                                296,136,753    282,106,992
 Less - Unadvanced portion                        5,179,878      2,284,358
                                               ---------------------------
                                                290,956,875    279,822,634
Collateral loans                                 23,187,109     25,993,334
Consumer loans                                   12,279,901     11,960,755
Commercial and municipal loans                   25,236,628     32,216,796
Other loans                                           2,101          3,597
Unamortized adjustment to fair value                108,661        120,700
                                               ---------------------------
 Total loans                                    351,771,275    350,117,816
  Allowance for loan losses                      (4,432,854)    (4,320,563)
  Deferred loan origination costs, net            1,049,889        694,575
                                               ---------------------------
Loans receivable, net                          $348,388,310   $346,491,828
                                               ===========================

   The following is a summary of activity in the allowance for loan loss account for the years ended December 31:

                                                        2000           1999           1998
                                                  ----------------------------------------
BALANCE, beginning of year                        $4,320,563   $  3,117,068   $  3,061,451
Charged-off loans                                   (214,850)      (369,463)      (112,726)
Recoveries                                           267,141         31,284         48,176
Balance relating to acquisition of
 branches of New London Trust FSB                          -      1,421,674              -
Provision for loan losses charged to income           60,000        120,000        120,167
                                                  ----------------------------------------
BALANCE, end of year                              $4,432,854   $  4,320,563   $  3,117,068
                                                  ========================================

     Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2000. Total loans to such persons and their companies amounted to $2,133,202 as of December 31, 2000. During 2000 advances of $2,121,260 were made and repayments totaled $1,988,287.

Impaired loans as of December 31,                                                          2000        1999
-----------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                        $1,022,137  $1,190,506
Recorded investment in impaired loans at December 31                                 $  865,031  $1,039,156
Portion of valuation allowance allocated to impaired loans                           $  129,755  $  298,689
Net balance of impaired loans                                                        $  735,276  $  740,467
Interest income recognized on impaired loans                                         $   32,053  $   93,843
Interest income on impaired loans on cash basis                                      $   32,053  $   93,843
Recorded investment in impaired loans with related allowance for credit losses       $  865,031  $1,039,156
Recorded investment in impaired loans with no related allowance for credit losses    $        -  $        -

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

                                                       2000          1999
                                               --------------------------
Sold loans                                     $165,045,245  $154,283,783
                                               ==========================

Participation loans                            $  2,001,477  $  2,380,604
                                               ==========================

     The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2000 and 1999 was $1,009,573 and $1,254,343, respectively.

     Servicing assets of $213,480 and $579,795 were capitalized in 2000 and 1999, respectively. Amortization of servicing assets was $468,627 in 2000, $251,128 in 1999 and $186,841 in 1998.

     The fair value of servicing assets was $1,537,938 and $1,586,349 as of December 31, 2000 and 1999, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

                                                              2000       1999
                                                          -------------------
Balance, beginning of year                                $100,000   $129,538
Additions                                                        -     19,278
Reductions                                                 (10,377)   (48,816)
                                                          -------------------
Balance, end of year                                      $ 89,623   $100,000
                                                          ===================

NOTE 6.  Bank premises and equipment:

     Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

                                                      2000         1999
                                               ------------------------
Land                                           $ 1,117,218  $ 1,117,218
Buildings and premises                           8,884,529    8,580,864
Furniture, fixtures and equipment                7,020,398    6,363,111
                                               ------------------------
                                                17,022,145   16,061,193
Less - Accumulated depreciation                  6,934,462    6,032,300
                                               ------------------------
                                               $10,087,683  $10,028,893
                                               ========================

NOTE 7.  Deposits:

     The following is a summary of maturities of time deposits as of December 31, 2000:

2001                                              $111,987,518
2002                                                47,818,667
2003                                                 1,084,110
2004                                                 1,459,314
2005                                                 1,269,889
Thereafter                                              44,555
                                                  ------------
                                                  $163,664,053
                                                  ============

     As of December 31, 2000, time deposits include $11,783,872 of certificates of deposit with a minimum balance of $100,000.

NOTE 8.  Securities sold under agreements to repurchase:

     The securities sold under agreements to repurchase as of December 31, 2000 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank's safekeeping account at Fleet Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9.  Advances from Federal Home Loan Bank:

     Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

     Maturities of advances from the FHLB for the fiscal years ending after December 31, 2000 are summarized as follows:

                            INTEREST RATE       AMOUNT
                           --------------     -----------
          2002                  6.75%         $ 5,000,000
          2005                  7.25%           5,000,000
                                              -----------
                                              $10,000,000
                                              ===========

     Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 10.    Income taxes:

     The components of income tax expense are as follows for the years ended December 31:

                                        2000         1999        1998
                                  -----------------------------------
Current tax expense               $1,612,948   $1,261,016  $1,238,241
Deferred tax expense (benefit)      (217,775)     406,029     364,723
                                  -----------------------------------
  Total income tax expense        $1,395,173   $1,667,045  $1,602,964
                                  ===================================

     The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                              2000   1999   1998
                                              ------------------
Federal income tax at statutory rate          34.0%  34.0%  34.0%
Increase (decrease) in tax resulting from:
 Tax-exempt income                             (.4)   (.2)   (.2)
 Dividends received deduction                 (1.7)   (.7)   (.2)
 Goodwill amortization                         2.2    1.7    1.8
 Other, net                                    2.5   (1.3)  (1.5)
                                              ------------------
   Effective tax rates                        36.6%  33.5%  33.9%
                                              ==================

     The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                       2000        1999
                                                                 ----------------------
Deferred tax assets:
 Interest on non-performing loans                                $   17,947  $    8,176
 Allowance for loan losses                                          978,992     942,546
 Deferred compensation                                               39,207      28,196
 Deferred retirement expense                                        278,864      21,777
 Accrued directors fees                                              45,125      43,026
 Other                                                                1,020           -
 Net unrealized holding loss on securities available-for-sale     1,441,387   1,429,291
                                                                 ----------------------
  Gross deferred tax assets                                       2,802,542   2,473,012
                                                                 ----------------------

Deferred tax liabilities:
 Deferred loan costs, net of fees                                   385,227     243,369
 Prepaid pension                                                    228,441     207,921
 Accelerated depreciation                                           391,986     358,559
 Mortgage servicing rights                                          396,560     492,706
                                                                 ----------------------
  Gross deferred tax liabilities                                  1,402,214   1,302,555
                                                                 ----------------------

 Net deferred tax assets                                         $1,400,328  $1,170,457
                                                                 ======================

     Deferred tax assets as of December 31, 2000 and 1999 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

     As of December 31, 2000, the Company had no operating loss and tax credit carryover for tax purposes.

NOTE 11.  Stock compensation plans:

     As of December 31, 2000, the Company had two fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 2000        1999        1998
                                           ----------------------------------
Net income                    As reported  $2,412,069  $3,308,844  $3,118,750
                              Pro forma    $2,412,069  $3,180,625  $2,876,087

Earnings per common share     As reported  $     1.17  $     1.57  $     1.49
                              Pro forma    $     1.17  $     1.51  $     1.37

Earnings per common share,    As reported  $     1.17  $     1.56  $     1.47
 assuming dilution            Pro forma    $     1.17  $     1.50  $     1.36

     Under the 1996 plan, an amount equal to 10% of the issued and outstanding common stock of the Company was reserved for future issuance. As of December 31, 1999 all such options had been granted. Under the 1998 plan, the Company may grant options for up to 208,855 shares. As of December 31, 2000 no such options had been granted. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are exercisable immediately.

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         1999            1998
                                    ------------------------------
Weighted risk-free interest rate             6.03%           5.80%
Weighted expected life                    8 years         8 years
Weighted expected volatility                18.82%          23.74%
Weighted expected dividend yield    5.0% per year   4.0% per year

     No modifications have been made to the terms of the option agreements.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                            2000                         1999                      1998
                                    ----------------------------------------------------------------------------
                                               Weighted                           Weighted              Weighted
                                                Average                            Average               Average
                                               Exercise                           Exercise              Exercise
                                      Shares      Price          Shares              Price     Shares      Price
                                    ----------------------------------------------------------------------------
Outstanding at
 beginning of year                   173,205   $  15.69         114,655            $ 16.27     75,435     $10.99
Granted                                    -                     64,450              14.75     60,000      21.00
Exercised                               (200)    10.125          (2,400)            10.125    (20,780)     10.78
Forfeited                                  -                     (3,500)             21.00          -
                                    --------                   --------                      --------
Outstanding at
 end of year                         173,005      15.70         173,205              15.69    114,655      16.27
                                    ========                   ========                      ========
Options exercisable
 at year-end                         173,005                    173,205                       114,655
Weighted-average
 fair value of
 options granted
 during the year                         N/A                   $   2.39                      $   4.82

     The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                                 Options Outstanding and Exercisable
                           -----------------------------------------------
                                                 Number
                                               Outstanding       Remaining
                           Exercise Prices   as of 12/31/00   Contractual Life
                           ---------------   --------------   ----------------
                                $9.00             8,855           4 years
                                0.125            17,200           5 years
                                12.50            26,000           6 years
                                14.75            64,450         8.5 years
                                21.00            56,500           7 years
                                                -------
                                15.70           173,005           7 years
                                                =======
NOTE 12.  Employee benefit plans:

     Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

     The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                   2000         1999
                                                             -----------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                     $2,711,110   $1,982,136
 Service cost                                                   167,062      153,261
 Interest cost                                                  212,130      149,478
 Actuarial loss                                                       -      545,222
 Benefits paid                                                  (66,992)    (118,987)
                                                             -----------------------
   Benefit obligation at end of year                          3,023,310    2,711,110
                                                             -----------------------

Change in plan assets:
 Plan assets at estimated fair value at beginning of year     2,419,654    2,075,818
 Actual return on plan assets                                  (120,530)     240,344
 Employer contribution                                          245,587      222,478
 Benefits paid                                                  (66,992)    (118,987)
                                                             -----------------------
   Fair value of plan assets at end of year                   2,477,719    2,419,653
                                                             -----------------------

Funded status                                                  (545,591)    (291,457)
Unrecognized net actuarial loss                               1,149,048      845,366
Unrecognized prior service cost                                 (21,886)     (24,579)
                                                             -----------------------
   Prepaid pension cost included in other assets             $  581,571   $  529,330
                                                             =======================

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 3.50% for 2000, 8% and 3.50% for 1999, and 7% and 4% for 1998, respectively. The weighted-average expected long-term rate of return on assets was 9% for 2000 and 1999 and 7% for 1998.

     Components of net periodic cost:

                                            2000        1999        1998
                                       ---------------------------------
Service cost                           $ 167,062   $ 153,261   $ 148,182
Interest cost on benefit obligation      212,130     149,478     124,942
Expected return on assets               (220,515)   (152,735)   (135,624)
Amortization of prior service cost        (2,693)     (2,693)     (2,693)
Recognized net actuarial cost             37,362      37,194      24,083
                                       ---------------------------------
  Net periodic cost                    $ 193,346   $ 184,505   $ 158,890
                                       =================================

     The amounts and types of securities of the Company included in plan assets as of December 31, 2000 and 1999 consist of 7,500 shares of New Hampshire Thrift Bancshares, Inc.

     Profit Sharing - Stock Ownership Plan - Lake Sunapee Bank, fsb, sponsors a Profit Sharing - Stock Ownership Plan. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

     For 2000, 1999 and 1998, participating employees' contributions totaled $241,471, $192,922 and $170,048, respectively. The Bank made a matching contribution of $21,000 for 2000, $10,000 for 1999 and $10,000 for 1998. A
participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

     The Company has issued letters of credit and has approved lines of credit loans to specific individuals and companies. The unused portions are as follows as of December 31:
                                       2000         1999
                                ------------------------
Commitments to extend credit    $11,043,950  $15,075,047
                                ========================
Letters of credit               $   354,600  $   596,748
                                ========================
Lines of credit                 $41,763,771  $42,130,014
                                ========================

     As of December 31, 2000, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between 2001 and 2012. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2000:

          2001                             $  206,937
          2002                                191,176
          2003                                189,843
          2004                                183,993
          2005                                165,795
          Years thereafter                    238,241
                                           ----------
           Total minimum lease payments    $1,175,985
                                           ==========

     Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $221,884, $191,048 and $141,456 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14.  Shareholders' equity:

     Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2000.

     Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

     Special bad debts deduction - In prior years, Lake Sunapee Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 2000 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 15.  Earnings per share (EPS)

     Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                              Income       Shares      Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                            -----------  -------------  ---------
Year ended December 31, 2000
 Basic EPS
  Net income and income available to common stockholders    $2,412,069      2,054,698       $1.17
  Effect of dilutive securities, options                                        5,400
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $2,412,069      2,060,098       $1.17
                                                            =========================

Year ended December 31, 1999
 Basic EPS
  Net income and income available to common stockholders    $3,308,844      2,106,685       $1.57
  Effect of dilutive securities, options                                        8,327
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $3,308,844      2,115,012       $1.56
                                                            =========================

Year ended December 31, 1998
 Basic EPS
  Net income and income available to common stockholders    $3,118,750      2,095,305       $1.49
  Effect of dilutive securities, options                                       26,128
                                                            -------------------------
 Diluted EPS
  Income available to common stockholders and assumed
   conversions                                              $3,118,750      2,121,433       $1.47
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

     Management believes, as of December 31, 2000, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                 To Be Well
                                                                                 Capitalized Under
                                                                For Capital      Prompt Corrective
                                                   Actual     Adequacy Purposes: Action Provisions:
                                               -------------  -----------------  -----------------
                                               Amount  Ratio   Amount    Ratio    Amount    Ratio
                                               ------  -----   ------    -----    ------    -----
                                                         (Dollar amounts in thousands)
As of December 31, 2000:
 Total Capital (to Risk Weighted Assets)       $31,862  11.14%  $22,877   *8.0%  $28,597    *10.0%

 Core Capital (to Adjusted Tangible Assets)     29,631   6.55    18,104   *4.0    22,630     *5.0

 Tangible Capital (to Tangible Assets)          29,631   6.55     6,789   *1.5       N/A      N/A

 Tier 1 Capital (to Risk Weighted Assets)       29,631  10.36       N/A    N/A    17,158     *6.0

As of December 31, 1999:
 Total Capital (to Risk Weighted Assets)        32,794  11.59    22,658   *8.0    28,322     *0.0

 Core Capital (to Adjusted Tangible Assets)     30,357   6.74    17,984   *4.0    22,480     *5.0

 Tangible Capital (to Tangible Assets)          30,357   6.74     6,744   *1.5       N/A      N/A

 Tier 1 Capital (to Risk Weighted Assets)       30,357  10.72       N/A    N/A    16,993      6.0


* means greater than or equals to

NOTE 17.   Fair value of financial instruments:

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

                                                          2000                        1999
                                              --------------------------  --------------------------
                                                Carrying        Fair        Carrying        Fair
                                                 Amount        Value         Amount        Value
                                              --------------------------  --------------------------
Financial assets:
 Cash and cash equivalents                    $ 28,019,564  $ 28,019,564  $ 22,558,929  $ 22,558,929
 Securities available-for-sale                  39,823,268    39,823,268    47,540,736    47,540,736
 Securities held-to-maturity                     8,507,020     8,522,855    10,006,952     9,625,616
 Federal Home Loan Bank stock                    2,379,200     2,379,200     1,938,000     1,938,000
 Other investments                                  15,000        15,000        15,000        15,000
 Loans held-for-sale                             1,651,200     1,651,200             -             -
 Loans                                         348,388,310   348,929,000   346,491,828   346,250,000
 Accrued interest receivable                     2,733,268     2,733,268     2,450,268     2,450,268

Financial liabilities:
 Deposits                                      394,111,925   396,328,000   366,638,089   366,836,000
 Securities sold under agreements to
  repurchase                                    12,182,497    12,182,497    14,038,117    14,038,117
 Federal Home Loan Bank Ideal Way
  advances                                               -             -    12,440,000    12,440,000
 Federal Home Loan Bank advances                10,000,000    10,345,000    22,000,000    21,988,000
 Guaranteed preferred beneficial interests
  in junior subordinated debentures             16,400,000    15,580,000    16,400,000    16,395,736

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

NOTE 18.  Condensed parent company financial statements:

     The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. ("Parent Company") for the years ended December 31:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                      2000         1999
                                                                               ------------------------
ASSETS
 Cash in Lake Sunapee Bank                                                     $   785,272  $ 1,305,104
 Investment in subsidiary, Lake Sunapee Bank                                    40,676,934   42,127,287
 Investment in subsidiary, NHTB Capital Trust I                                    507,300      507,300
 Deferred expenses                                                                 871,416      901,683
 Advances to Lake Sunapee Bank                                                     774,747            -
                                                                               ------------------------
  Total assets                                                                 $43,615,669  $44,841,374
                                                                               ========================
OTHER LIABILITIES
 Due to Lake Sunapee Bank                                                      $         -  $   688,433
 Guaranteed preferred beneficial interest in junior subordinated debentures     16,907,300   16,907,300
 Other liabilities                                                                  11,045        2,494
                                                                               ------------------------
  Total liabilities                                                             16,918,345   17,598,227
                                                                               ------------------------
SHAREHOLDERS' EQUITY                                                            26,697,324   27,243,147
                                                                               ------------------------
  Total liabilities and shareholders' equity                                   $43,615,669  $44,841,374
                                                                               ========================

                         CONDENSED STATEMENTS OF INCOME

                                                                      2000         1999        1998
                                                               ------------------------------------
Dividends from subsidiary, Lake Sunapee Bank                   $ 5,000,000   $1,000,000  $  500,000
Interest expense on NHTB Capital Trust I Capital Securities      1,517,000      593,248           -
Operating income (expenses) including tax benefit                  423,028      180,875     (12,377)
                                                               ------------------------------------
Income before equity in earnings (loss) of subsidiaries          3,906,028      587,627     487,623
Equity in undistributed earnings (loss) of subsidiaries         (1,493,959)   2,721,217   2,631,127
                                                               ------------------------------------
Net income                                                     $ 2,412,069   $3,308,844  $3,118,750
                                                               ====================================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       2000           1999          1998
                                                                ----------------------------------------
Cash flows from operating activities:
 Net income                                                     $ 2,412,069   $  3,308,844   $ 3,118,750
 Increase in taxes payable                                            2,822            601         1,891
 Increase in accounts payable                                         5,729              -             -
 Amortization of deferred expenses relating to issuance
  of NHTB Capital Trust I capital securities                         30,267          5,027             -
 Equity in undistributed (earnings) loss of subsidiaries          1,493,959     (2,721,217)   (2,631,127)
                                                                ----------------------------------------
  Net cash provided by operating activities                       3,944,846        593,255       489,514
                                                                ----------------------------------------
Cash flows from investing activities:
 Additional investment in subsidiary, Lake Sunapee Bank                   -    (15,000,000)            -
 Investment in NHTB Capital Trust I                                       -       (507,300)            -
 Net change in advances to subsidiary, Lake Sunapee Bank           (774,747)       848,778       643,535
                                                                ----------------------------------------
  Net cash provided by (used in) investing activities              (774,747)   (14,658,522)      643,535
                                                                ----------------------------------------
Cash flows from financing activities:
 Net change in payable to subsidiary, Lake Sunapee Bank            (688,433)       692,682             -
 Proceeds from exercise of stock options                              2,025         24,300       197,941
 Dividends paid                                                  (1,327,336)    (1,347,201)   (1,257,015)
 Proceeds from issuance of capital securities, less deferred
  expenses of $906,710                                                    -     16,000,590             -
 Repurchase of treasury stock                                    (1,676,187)             -       (73,975)
                                                                ----------------------------------------
  Net cash provided by (used in) financing activities            (3,689,931)    15,370,371    (1,133,049)
                                                                ----------------------------------------
Net increase (decrease) in cash                                    (519,832)     1,305,104             -
Cash, beginning of year                                           1,305,104              -             -
                                                                ----------------------------------------
Cash, end of year                                               $   785,272   $  1,305,104   $         -
                                                                ========================================

     The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998, and therefore are not reprinted here.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                          SEC Commission Number 17859
                           For the fiscal year ended:
                               December 31, 2000


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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No _______
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -------

As of February 15, 2001, there were issued and outstanding 1,975,219 shares of the registrant's common stock. The common stock is listed for trading on NASDAQ under the symbol "NHTB". Based on the closing price on February 15, 2001, of $13.125 the aggregate value of the common stock outstanding held was $25.9 million.

                     New Hampshire Thrift Bancshares, Inc.


                                     INDEX

PART I
Item 1.     Business................................................................................  47
Item 2.     Properties..............................................................................  63
Item 3.     Legal Proceedings.......................................................................  63
Item 4.     Submission of Matters to a Vote of Security Holders.....................................  63

PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters................  64
Item 6.     Selected Financial Data.................................................................  64
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Operating Results...................................................................  65
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk..............................  65
Item 8.     Financial Statements
            Report of Independent Auditors..........................................................  66
            Consolidated Statements of Financial Condition..........................................  66
            Consolidated Statements of Income.......................................................  66
            Consolidated Statements of Changes in Shareholders' Equity..............................  66
            Consolidated Statements of Cash Flows...................................................  66
            Notes to Consolidated Financial Statements..............................................  66
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....  66

PART III
Item 10.    Directors and Executive Officers of the Registrant......................................  66
Item 11.    Executive Compensation..................................................................  66
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........................  66
Item 13.    Certain Relationships and Related Transactions..........................................  66

PART IV
Item 14.    Exhibits and Reports on Form 8-K
            Exhibits................................................................................  66
            Reports on Form 8-K.....................................................................  68

            Signatures..............................................................................  69

PART I.

Item 1. Business

                                    GENERAL

Organization

     New Hampshire Thrift Bancshares, Inc. (NHTB), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb
(LSB), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to "Lake Sunapee Savings Bank, fsb" and in 1994, refined its name to "Lake Sunapee Bank, fsb." The Bank's deposits are insured by the Savings Association Insurance Fund (SAIF).

     Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $463 million as of December 31, 2000.

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

                              LENDING ACTIVITIES

     The Bank's gross loan portfolio totaled $351,771,275 at December 31, 2000, representing approximately 76% of total assets. As of December 31, 2000, approximately 75% of the mortgage loan portfolio had adjustable rates. As of December 31, 2000, the Bank had sold $165,045,245 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

     RESIDENTIAL LOANS. The Bank's loan origination team solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank's management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank's long-term residential loans is approximately nine years.

     Since the middle of the 1960's, the terms of conventional residential mortgage loans originated by the Bank have contained a "due-on-sale" clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank's portfolio.

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

     COMMERCIAL LOANS. The Bank offers commercial loans in accordance with regulatory requirements. Under current regulation, the Bank is limited to 20% of total assets. The Bank currently has approximately 9.00% in commercial loans.

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

The following sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: ($ in thousands)

                                                  2000                     1999                   1998
                                       -----------------------------------------------------------------------------
                                          Amount     % of Total     Amount    % of Total     Amount       % of Total
                                       -----------------------------------------------------------------------------
Real estate loans
  Conventional                           $279,804       78.41%    $275,563       78.21%     $188,609         78.32%
  Construction                             16,333        4.58%       6,544        1.86%        5,461          2.27%

Collateral loans                           23,187        6.50%      25,993        7.38%       20,336          8.44%
Consumer loans                             12,280        3.44%      11,961        3.40%        7,125          2.96%
Commercial and municipal loans             25,236        7.07%      32,216        9.15%       19,258          8.00%
Other loans                                     2           -            4           -            16          0.01%
                                       -----------------------------------------------------------------------------
 Total loans                              356,842      100.00%     352,281      100.00%      240,805        100.00%
Unamortized adjustment to fair value          109                      121                         -
    Less - Loans held for sale                  -                        -                     3,776
    Less - Allowance for loan losses        4,433                    4,321                     3,117
    Less - Unadvanced portion               5,180                    2,284                     1,689

 Deferred loan origination costs, net       1,050                      695                        98
                                       ----------                ---------                ----------
Loans receivable, net                    $348,388                 $346,492                  $232,321
                                       ==========                =========                ==========

The following sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: ($ in thousands) - continued

                                                                    1997                                1996
                                                        -----------------------------------------------------------------------
                                                           Amount          % of Total          Amount         % of Total
                                                        -----------------------------------------------------------------------
Real estate loans
  Conventional                                                $207,311            79.75%         $183,550            83.25%
  Construction                                                   3,541             1.36%            2,703             1.23%

Collateral loans                                                20,635             7.94%           20,575             9.33%
Consumer loans                                                   7,793             3.00%            4,860             2.20%
Commercial and Municipal                                        20,027             7.70%            8,352             3.79%
Other loans                                                        655             0.25%              437             0.20%
                                                        -----------------------------------------------------------------------
 Total loans                                                   259,962           100.00%          220,477           100.00%
    Less - Loans held for sale                                     674                                746
    Less - Allowance for loan losses                             3,061                              2,158
    Less - Unadvanced portion                                      901                              1,270
    Deferred loan origination costs (fees) net                    (102)                              (300)
                                                        --------------                     --------------
Loans receivable, net                                         $255,224                           $216,003
                                                        ==============                     ==============

The following sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2000:

                                                            One year     One through              Over
Maturities                                                  or less       Five years           Five years            Total
Real Estate Loans -                                      $ 18,830,882   $ 42,254,279         $ 229,871,714      $ 290,956,875
                                                      -----------------------------------------------------------------------
Real Estate Loans with:
  Predetermined interest rates                              6,017,693     12,420,722            48,100,448         66,538,863
  Adjustable interest rates                                12,813,189     29,833,557           181,771,266        224,418,012
                                                      -----------------------------------------------------------------------
                                                           18,830,882     42,254,279           229,871,714        290,956,875
                                                      -----------------------------------------------------------------------
Collateral Loans -                                         11,888,039      7,793,538             3,505,532         23,187,109
                                                      -----------------------------------------------------------------------
Collateral Loans with:
  Predetermined interest rates                             10,847,336      6,113,875               939,387         17,900,598
  Adjustable interest rates                                 1,040,703      1,679,663             2,566,145          5,286,511
                                                      -----------------------------------------------------------------------
                                                           11,888,039      7,793,538             3,505,532         23,187,109
                                                      -----------------------------------------------------------------------
Consumer Loans -                                           12,231,872         48,029                     -         12,279,901
                                                      -----------------------------------------------------------------------
Consumer Loans with:
  Predetermined interest rates                                346,404         48,029                     -            394,433
  Adjustable interest rates                                11,885,468              -                     -         11,885,468
                                                      -----------------------------------------------------------------------
                                                           12,231,872         48,029                     -         12,279,901
                                                      -----------------------------------------------------------------------

Commercial/Municipal Loans -                                8,807,967      8,777,661             7,651,000         25,236,628
                                                      -----------------------------------------------------------------------
Commercial/Municipal Loans with:
  Predetermined interest rates                              2,384,798      3,881,331             1,286,076          7,552,205

  Adjustable interest rates                                 6,423,169      4,896,330             6,364,924         17,684,423
                                                      -----------------------------------------------------------------------
                                                            8,807,967      8,777,661             7,651,000         25,236,628
                                                      -----------------------------------------------------------------------
Other Loans -                                                   1,765            336                     -              2,101
                                                      -----------------------------------------------------------------------
Other Loans with:
  Predetermined interest rates                                  1,765            336                     -              2,101
  Adjustable interest rates                                         -              -                     -                  -
                                                      -----------------------------------------------------------------------
                                                                1,765            336                     -              2,101
                                                      -----------------------------------------------------------------------

Unamortized adjustment to fair value                                -              -               108,661            108,661
                                                      -----------------------------------------------------------------------
Totals                                                   $ 51,760,525   $ 58,873,843         $ 241,136,907      $ 351,771,275
                                                      =======================================================================

The preceding schedule includes $865,031 of non-earning assets categorized within the respective loan types.

Origination, Purchase and Sale of Loans

     The primary lending activity of the Bank is the origination of conventional loans (i.e., loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) secured by first mortgage liens on residential properties, principally single-family residences, substantially all of which are located in the west-central area of New Hampshire.

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

     Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers of the Bank must approve the application before the loan can be granted. At times, the Executive Committee of the Bank reviews particularly large loans.

     The Bank requires title certification on all first mortgage loans and the borrower is required to maintain hazard insurance on the security property.

Delinquent Loans, Classified Assets and Real Estate Owned

     Reports listing delinquent accounts are generated and reviewed by Management and the Board of Directors on a monthly basis. The procedures taken by the Bank when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, the Bank takes a number of steps to ensure that the borrower will cure the delinquency. The Bank generally sends the borrower a notice of non-payment. The Bank then follows-up with telephone and/or written correspondence. When contact is made prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If the Bank purchases the property, it becomes real estate owned.


     Federal regulations and the Bank's Assets Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weakness present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

     When an insured institution classifies one or more assets or portions thereof, as substandard or doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by Management. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof as loss, it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that Management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     Although Management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

     The Bank classifies assets in accordance with the Management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2000 and 1999 were $5,248,151 and $2,988,696, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management's Discussion and Analysis.


                             SUBSIDIARY ACTIVITIES

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

     As of December 31, 2000, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

NHTB Capital Trust I

     NHTB Capital Trust I (the "Trust") is a statutory business trust formed under the laws of the State of Delaware and is a wholly owned subsidiary of the Company. On August 5, 1999, the Trust issued $16.4 million of 9.25% capital securities. See Note 2 of Notes to Consolidated Financial Statements.

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum and at a level considered adequate to meet its normal daily activities.

     The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale, or held-for-trading. Please refer to Note 4 "Securities", in the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities are as follows as of December 31, 2000:

                                                              Fair Value                  Amortized              Weighted
                                                                                            Cost                 Average
                                                                                                                  Yield
Available-for-sale securities
U.S. Government, including agencies                       $         996,875          $       1,000,000            5.68%
Other bonds and debentures                                                -                          -               -
                                                          -----------------          -----------------
    Total due in one year or less                                   996,875                  1,000,000            5.68
                                                          -----------------          -----------------

U.S. Government, including agencies                               3,954,307                  3,973,660            5.79
Other bonds and debentures                                        4,815,632                  5,537,410            7.08
                                                          -----------------          -----------------
    Total due after one year through five years                   8,769,939                  9,511,070            6.54
                                                          -----------------          -----------------

U.S. Government, including agencies                               3,396,767                  3,400,000            7.01
Other bonds and debentures                                        1,536,716                  1,556,250            6.35
                                                          -----------------          -----------------
    Total due after five year through ten years                   4,933,483                  4,956,250            6.80
                                                          -----------------          -----------------

U.S. Government, including agencies                               7,448,904                  7,695,099            7.00
Other bonds and debentures                                       16,886,666                 19,319,829            7.41
                                                          -----------------          -----------------
    Total due after ten years                                    24,335,570                 27,014,928            7.29
                                                          $      39,035,867          $      42,482,248
                                                          =================          =================

Held-to-maturity securities
U.S. Government, including agencies                       $               -          $               -               -
Other bonds and debentures                                          992,700                  1,005,873            7.34
                                                          -----------------          -----------------
    Total due after one year through five years                     992,700                  1,005,873            7.34
                                                          -----------------          -----------------

U.S. Government, including agencies                               5,522,655                  5,501,147            8.07
Other bonds and debentures                                        2,007,500                  2,000,000            8.53
                                                          -----------------          -----------------

                                                          -----------------          -----------------
    Total due after ten years                                     7,530,155                  7,501,147            8.19
                                                          -----------------          -----------------
                                                          $       8,522,855          $       8,507,020
                                                          =================          =================

The amortized cost and approximate market value of securities are summarized as follows:

                                                         December 31, 2000
                                                         -----------------
                                                       Gross       Gross
                                                       Unrealized  Unrealized
                                             Fair      Holding     Holding     Amortized
                                             Value     Gain        Loss        Cost
                                          ------------------------------------------------
Available-for-sale:
 Bonds and notes -
  U. S. Government, including agencies    $15,796,853     $28,753  $  300,659  $16,068,759
  Mortgage-backed securities                  526,151           -           -      526,151
  Other bonds and debentures               23,239,014      16,796   3,191,271   26,413,489
 Equity securities                            261,250           -     223,136      484,386
                                          ------------------------------------------------
Total available-for-sale                  $39,823,268     $45,549  $3,715,066  $43,492,785
                                          ================================================



The amortized cost and approximate market value of securities are summarized as follows: (continued)

                                                       December 31, 2000
                                                       -----------------
                                                       Gross       Gross
                                                       Unrealized  Unrealized
                                          Fair         Holding     Holding     Amortized
                                          Value        Gain        Loss        Cost
                                          ------------------------------------------------
Held-to-maturity:
 Bonds and notes -
  U.S. government, including agencies     $ 5,522,655     $21,508  $        -  $ 5,501,147
  Other bonds and debentures                3,000,200      10,000      15,673    3,005,873
                                          ------------------------------------------------
Total held-to-maturity                    $ 8,522,855     $31,508  $   15,673  $ 8,507,020
                                          ================================================

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
                                          ================================================

                                                          December 31, 1998
                                                          -----------------
                                                          Gross       Gross
                                                        Unrealized  Unrealized
                                              Fair       Holding     Holding     Amortized
                                             Value         Gain        Loss         Cost
                                          ------------  ----------  ----------  ------------
Available-for-sale:
 Bonds and notes -
  U. S. Treasury Notes                     $12,226,872    $163,412    $      -   $12,063,460
  U. S. Government, including agencies      14,398,276       24132      64,521    14,438,665
  Mortgage-backed securities                   358,052           -       5,930       363,982
  Other bonds and debentures                24,900,303     409,634      91,251    24,581,920
 Equity securities                             254,250           -      19,975       274,225
                                           -------------------------------------------------
Total available-for-sale                   $52,137,753    $597,178    $181,677   $51,722,252
                                           =================================================

Other investments:
  Federal Home Loan Bank stock             $ 1,938,000    $      -    $      -   $ 1,938,000
  Other securities                              94,999           -           -        94,999
                                           -------------------------------------------------
Total other investments                    $ 2,032,999    $    428    $      -   $ 2,032,999
                                           =================================================

Deposit Activities and Other Sources of Funds

     The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from within the Bank's market area. The uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2000, time deposits represented approximately 42% of total deposits. Time deposits included $11,783,872 of certificates of deposit in excess of $100,000.


The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

                                                                    2000         1999         1998
                                                               -----------------------------------
Net deposits                                                   $  13,598    $  74,306    $    (389)
Interest credited on deposit accounts                             13,876       10,283       11,211
                                                               ---------    ---------    ---------
Total increase in deposit accounts                             $  27,474    $  84,589    $  10,822
                                                               =========    =========    =========

At December 31, 2000, the Bank had $11.8 million in certificate accounts in amounts of $100,000 or more maturing as follows: (in thousands)

                                                                               Weighted
Maturity Period                                           Amount           Average Rate
----------------------------------------------------------------------------------------
3 months or less                                  $        3,364                   6.18%
Over 3 through 6 months                                      508                   6.08%
Over 6 through 12 months                                   3,931                   6.67%
Over 12 months                                             3,981                   6.75%
                                                  --------------
     Total                                        $       11,784                   6.53%
                                                  ==============

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the percentage to total deposits: (in thousands)

                                                         2000               1999                      1998
                                     --------------------------------------------------------------------------------
                                                      % of                        % of                       % of
                                         Amount       Total       Amount          Total     Amount           Total
                                     --------------------------------------------------------------------------------
Checking accounts                       $  23,518         6.0%    $  21,597         5.9%    $  16,522         5.9%
NOW accounts                               69,808        17.7%       64,882        17.7%       40,431        14.3%
Money Market accounts                      58,906        14.9%       53,640        14.6%       27,162         9.6%
Regular savings accounts                   15,178         3.9%       16,007         4.4%       13,147         4.7%
Treasury savings accounts                  62,942        16.0%       74,207        20.2%       63,608        22.6%
Club deposits                                  96           -            96           -            82           -
                                     ================================================================================
                                          230,448        58.5%      230,429        62.8%      160,952        57.1%
                                     --------------------------------------------------------------------------------
Time deposits
     Less than 12 months                  118,767        30.1%      118,648        32.4%      103,207        36.6%
     Over 12 through 36 months             42,207        10.7%       14,434         3.9%       16,102         5.7%
     Over 36 months                         2,690         0.7%        3,127         0.9%        1,788         0.6%
                                     --------------------------------------------------------------------------------
     Total time deposits                  163,664        41.5%      136,209        37.2%      121,097        42.9%
                                     --------------------------------------------------------------------------------
   Total deposits                       $ 394,112       100.0%    $ 366,638       100.0%    $ 282,049       100.0%
                                     ================================================================================

The following table presents, by various rate categories, the amount of time deposits as of December 31: (in thousands)

Time Deposits                                     2000           1999             1998
---------------------------------------------------------------------------------------
2.00% - 2.99%                               $      117     $       76       $       42
3.00% - 3.99%                                    4,222          8,943            1,913
4.00% - 4.99%                                   31,043         89,572           19,669
5.00% - 5.99%                                   30,512         30,021           84,161
6.00% - 6.99%                                   90,058          4,282            6,268
7.00% - 7.99%                                    7,712          3,315            9,045
                                          --------------------------------------------
Total                                       $  163,664     $  136,209       $  121,097
                                          ============================================

Borrowings

     The Bank utilizes advances from the FHLB as a funding source alternative to retail deposits. By utilizing FHLB advances the Bank can meet its liquidity needs without otherwise being dependent on upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2000, the Bank had $10.0 million in outstanding advances from the FHLB compared to $34.4 million at year-end 1999. See the Consolidated Financial Statements for further information regarding FHLB advances.

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

     On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLBA"). The GLBA repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial service providers. The impact of the GLBA on the Company and the Bank, where relevant is discussed throughout the regulation section below.

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

     Loans to one borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2000, the Bank's regulatory limit on loans to one borrower was approximately $6.2 million. At December 31, 2000, the Bank's largest aggregate committed amount of loans to one borrower was $3,364,705, and the second largest borrower had an aggregate committed balance of $3,180,725. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. The HOLA requires a savings association to meet a qualified thrift leader, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2000, the Bank maintained 75.94% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift leader. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

     The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's assets as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk and 2% multiplied by the estimated economic value o the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     At December 31, 2000, the Bank met each of its capital requirements. For information pertaining to capital requirements, please see Note 16 of the Consolidated Financial Statements.

     Limitations on Capital Distributions. Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "Prompt Corrective Regulatory Action".

     Assessments. Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During 2000, the Bank paid assessments of $84,441.

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

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with it examination of a savings association, to assess he association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examinations.

     The CRA regulations establish an assessment system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institutions record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

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

     Enforcement. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, of the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS the enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of OTS the enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The FDICIA, as amended by Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disappropriate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Prompt Corrective Regulatory Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

Insurance of Deposit Accounts

     The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

     Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

     In addition, the Deposit Insurance Funds Act of 1996 expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Beginning on January 1, 1999, the rate of assessments for the payment of interest on the FICO bonds was approximately 1.2 basis points for BIF assessable deposits and approximately 6.1 basis points for SAIF-assessable deposits.

     Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

     New Privacy Regulations. Pursuant to the GLBA, the OTS has published final regulations implementing the privacy protection provisions of the GLBA. These regulations, effective on November 13, 2000 with full compliance required by July 1, 2001, require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

     ATM Fees. The GLBA also requires the Bank to disclose, on its ATM machines and to its customers upon the issuance of an ATM card, any fees that may be imposed on ATM users. For older ATMs, the Bank will have until December 31, 2004 to provide such notices.

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

     Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLBA, any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are "grandfathered" under the GLBA and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

     In addition, for grandfathered savings and loan holding companies, such as the Company, the GLBA also prohibits the sale of such entities to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

    The Company believes that the GLBA will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 2000, of $2.4 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $174,037, $126,711, and $122,911 during the years ended December 31, 2000, 1999, and 1998, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

     Under the GLBA, membership in the Federal Home Loan Bank System is now voluntary for all federally-chartered savings associations, such as the Bank. The GLBA also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice). The GLBA requires the Federal Housing Finance Board ("FHFB") to promulgate uniform capital regulations for the Federal Home Loan Banks no later than November 12, 2000. Within 270 days after the publication of the final capital rule, the board of directors of each Federal Home Loan Bank must submit for FHFB approval a capital plan that the FHFB determines is best-suited for the Federal Home Loan Bank and its members. The GLBA provides for a transition period to the new capital structure of up to five years from the date of enactment, during which time the prior capital provisions, as described above, are to remain in effect.

Liquidity

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 2000 was 12.50%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

     Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2000, the tax amounted to $35,403.

     At December 31, 2000, LSB had a total of 154 full-time employees and 36 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

Other State and Federal Regulation

     The Company's common stock is registered with the SEC under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

     Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

Item 2. Properties
The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2000:

                                  Year         Net Book Value       Expiration    Lease Renewal
                                            -------------------
Location                         Opened     Leased        Owned    Date of Lease     Option
-----------------------------------------------------------------------------------------------
 9 Main Street
 Newport, NH                       1868              $  1,346,585

 565 Route 11
 Sunapee, NH                       1965              $     72,641

 115 East Main Street
 Bradford, NH                      1975              $     74,887

 300 Sunapee Street
 Newport, NH                       1978              $     92,411

 165 Route 10 South
 Grantham, NH                      1980              $    297,622

 24 Newport Road
 New London, NH                    1981              $    593,839

 200 Heater Road
 Lebanon, NH                       1986              $    540,644

 106 Hanover Street
 Lebanon, NH                       1997              $  2,061,621

 150 Main Street
 New London, NH                    1999              $    794,462

 15 Antrim Road /(1)/
 Hillsboro, NH                     1994  $  205,831                    2004          4 Years

 83 Main Street /(1)/
 West Lebanon, NH                  1994  $  117,817                    2004         10 Years

 12 Centerra Pkwy. /(1)/
 Lebanon, NH                       1997  $  161,960                    2007          5 Years

 6 Lawrence Street /(1)/
 Andover, NH                       1999  $   44,997                    2002          5 Years

 Route 103 /(1)/
 Newbury, NH                       1999  $       --                    2001          3 Years

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

               Period                                     High           Low
             ------------------------------------------------------------------
2000           First Quarter                         $    13.000     $   10.375
               Second Quarter                             12.875         11.000
               Third Quarter                              13.125         11.500
               Fourth Quarter                             13.500         12.000
1999           First Quarter                         $    17.500     $   13.563
               Second Quarter                             15.000         13.500
               Third Quarter                              15.750         12.000
               Fourth Quarter                             14.000         11.938

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 2000, New Hampshire Thrift Bancshares, Inc. had approximately 675 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                           2000          1999
                                                      -----------------------
First Quarter                                          $    .16      $    .16
Second Quarter                                              .16           .16
Third Quarter                                               .16           .16
Fourth Quarter                                              .16           .16
                                                       --------      --------
                                                            .64           .64

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                                      At  December 31,
                                                    --------------------------------------------------------------------------------
                                                       2000             1999              1998              1997           1996
                                                    --------------------------------------------------------------------------------
Selected Balance Sheet Data:                                              (In thousands, except per share data)
Total Assets                                         $463,397         $461,448          $323,408          $317,989         $264,385
Investments/1/                                         50,724           59,501            54,091            32,084           27,507
Loans, net                                            348,388          346,492           232,321           255,224          216,003
Loans held for sale                                     1,651                -             3,776               674              746
Deposits                                              394,112          366,638           282,049           271,227          213,959
FHLB Advances                                          10,000           34,440                 -            10,246           20,174
Shareholders' equity                                   26,697           27,243            27,780            25,563           19,194
Allowance for loan losses                               4,433            4,321             3,117             3,061            2,158
Non-performing loans                                    1,871            1,750             2,021             1,270            1,637
Non-performing assets                                   1,916            1,969             2,691             1,786            2,344
Book value per share                                 $  13.53         $  12.93          $  13.20          $  12.24         $  11.26

__________________________________

/1/ Shown at carrying amount.

                                                                                  For years ended  December 31,
                                                                     ------------------------------------------------------------
                                                                     2000          1999          1998        1997        1996
                                                                     -------------------------------------------------------------
Selected Operating Data:
  Interest income                                                    $ 32,217        $  24,340    $  23,263    $  23,386  $  18,705
  Interest expense                                                     17,123           11,857       12,184       12,605     10,325
                                                                     --------        ---------    ---------    ---------  ---------
     Net interest income                                               15,094           12,483       11,079       10,781      8,380
  Provision for loan losses                                                60              120          120          932      1,661
                                                                     --------        ---------    ---------    ---------  ---------
     Net interest income after provision for loan losses               15,034           12,363       10,959        9,849      6,719
 Total noninterest income                                               2,809            2,907        2,643        2,553      1,923
 Total noninterest expense                                             14,036           10,294        8,880        8,398      7,745
                                                                     --------        ---------    ---------    ---------  ---------
     Income before income taxes                                         3,807            4,976        4,722        4,004        897
 Income taxes                                                           1,395            1,667        1,603        1,233        286
                                                                     --------        ---------    ---------    ---------  ---------
     Net income                                                      $  2,412        $   3,309    $   3,119    $   2,771  $     611
                                                                     ========        =========    =========    =========  =========

Per Share Data:
 Basic earnings                                                      $   1.17        $    1.57    $    1.49    $    1.36  $    0.36
 Diluted Earnings                                                    $   1.17        $    1.56    $    1.47    $    1.33  $    0.35
 Dividends Paid                                                      $   0.64        $    0.64    $    0.60    $    0.50  $    0.50

                                                                                  For years ended December 31,
                                                                         ------------------------------------------------
                                                                         2000       1999       1998       1997       1996
                                                                         ------------------------------------------------
Performance Ratios:
Return on average assets                                                 0.52%      0.91%      0.96%      0.88%      0.26%
Return on average equity                                                 8.88      12.08      11.76      11.44       3.47
Average equity as a percent of average assets                            5.91       7.49       8.19       7.67       7.51
Interest rate spread                                                     3.56       3.57       3.43       3.43       3.13
Net interest margin                                                      3.64       3.75       3.69       3.67       3.44
Average interest-earning assets to average interest-bearing            101.81     105.27     106.29     105.72     107.32
 liabilities
Operating expense as a percent of average total assets                   3.05       2.82       2.74       2.66       3.30
Dividend payout ratio                                                   54.70      40.76      40.27      36.76     138.89

Capital Ratios:
Tier 1 leverage capital ratio                                            6.55       6.74       7.31       6.47       6.76
Total risk-based capital ratio                                          11.14      11.59      12.63      11.86      12.00

Asset Quality Ratios:
Nonperforming loans as a percent of loans receivable, net                0.54       0.51       0.87       0.50       0.76
Nonperforming assets as a percent of total assets                        0.41       0.43       0.83       0.56       0.89
Allowance for loan losses as a percent of loans before allowance for     1.26       1.23       1.30       1.18       0.98
 loan losses
Allowance for loan losses as a percent of nonperforming loans          236.93%    246.91%    154.23%    241.02%    131.83%

Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results

The information called for by this item is contained on pages 5 through 18 of this documents.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is contained on pages 8 through 12 of this document.

Item 8. Financial Statements

The report of independent accountants and the financial information called for by this item are contained on pages 19 through 44 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 5, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 5, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 5, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 5, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV.

Item 14.  Exhibits, Lists and Reports on Form 8-K

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

                    Purchases and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company's March 31, 1999 Form 10-QSB filed on May 14,
                    1999).

                    Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company's March 31, 1999 Form 10-QSB filed on May 14, 1999).

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

99.1 Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company (to be filed pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934, as amended) .

   (b)  Reports of Form 8-K.
          None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:  /s/ John J. Kiernan    Chairman of the Board       March 2, 2001
      ------------------
     (John J. Kiernan)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                                 Date
 /s/ John J. Kiernan            Chairman of the Board                 March 2, 2001
------------------------------
     (John J. Kiernan)

     /s/ Stephen W. Ensign      Vice Chairman of the Board,           March 2, 2001
------------------------------
     (Stephen W. Ensign)        President and Chief Executive Officer

     /s/ Stephen R. Theroux     Director, Executive Vice President    March 2, 2001
------------------------------
     (Stephen R. Theroux)       and Chief Operating Officer

     /s/ Leonard R. Cashman     Director                              March 2, 2001
------------------------------
     (Leonard R. Cashman)

     /s/ John A. Kelley, Jr.    Director                              March 2, 2001
------------------------------
     (John A. Kelley, Jr.)

     /s/ Peter R. Lovely        Director                              March 2, 2001
------------------------------
     (Peter R. Lovely)

     /s/ Dennis A. Morrow       Director                              March 2, 2001
------------------------------
     (Dennis A. Morrow)

     /s/ Jack H. Nelson         Director                              March 2, 2001
------------------------------
     (Jack H. Nelson)

     /s/ Kenneth D. Weed        Director                              March 2, 2001
------------------------------
     (Kenneth D. Weed)

     /s/ Joseph B. Willey       Director                              March 2, 2001
------------------------------
     (Joseph B. Willey)

     /s/ Daryl J. Cady          Senior Vice President and             March 2, 2001
------------------------------
     (Daryl J. Cady)            Chief Financial Officer

                                (Principal Accounting Officer)

=================================================================
New Hampshire Thrift Bancshares, Inc.

Directors                                Officers
---------                                --------
John J. Kiernan, Chairman                John J. Kiernan             Daryl J. Cady, CPA
Stephen W. Ensign, Vice Chairman         Chairman of the Board       Senior Vice President and
Stephen R. Theroux                                                   Chief Financial Officer
Leonard R. Cashman                       Stephen W. Ensign
John A. Kelley, Jr.                      Vice Chairman of the        Sandra M. Blackington
                                         Board,
Peter R. Lovely                          President and Chief         Assistant Corporate Secretary
                                         Executive
Dennis A. Morrow                         Officer
Jack H. Nelson
Kenneth D. Weed                          Stephen R. Theroux
Joseph B. Willey                         Executive Vice President,
                                         Chief Operating Officer
                                         and
                                         Corporate Secretary

=================================================================
Lake Sunapee Bank, fsb

Directors                                W. Grant MacEwan            Erik C. Cinquemani
---------
John J. Kiernan, Chairman                Commercial Lending          Commercial Lending
Stephen W. Ensign, Vice Chairman
Stephen R. Theroux                       William J. McIver           Frances E. Clow
Leonard R. Cashman                       Retail Banking              Human Resources
Ralph B. Fifield, Jr.
John E. Johannessen                      Robert C. O'Brien           Teresa M. Currier
John A. Kelley, Jr.                      Loan Origination            Retail Banking
Peter R. Lovely
Dennis A. Morrow                         Vice Presidents             Stephen B. Ellis
                                         ---------------
Jack H. Nelson                           Douglas S. Baxter           Loan Origination
Priscilla W. Ohler                       Marketing
Kenneth D. Weed                                                      Paul Faber
Joseph B. Willey                         Richard G. Biron            Commercial Lending
                                         Branch Administration
Executive Officers                                                   Gail A. Fraser
------------------
John J. Kiernan                          Colin S. Campbell           Special Projects
Chairman of the Board                    Commercial Lending
                                                                     Marlene H. Gardner
Stephen W. Ensign                        H. Bliss Dayton             Security Officer
Vice Chairman of the Board,              Compliance and Internal
                                         Audit
President and Chief Executive                                        Koreen M. Henne
Officer                                  Dana C. Favor               Retail Banking
                                         Loan Review
Stephen R. Theroux                                                   Peter N. Jennings
Executive Vice President,                Scott W. Laughinghouse      Loan Origination
Chief Operating Officer and              Commercial Lending
Corporate Secretary                                                  Suzanne Johnson
                                         Theodore M. Thompson        Loan Servicing
Sandra M. Blackington                    Commercial Lending
Assistant Corporate  Secretary                                       Francetta Raymond
                                         Sharon L. Whitaker          Loan Operations
Senior Vice Presidents                   Mortgage Lending
----------------------
Daryl J. Cady, CPA                                                   Terri G. Spanos
Chief Financial Officer                  Assistant Vice Presidents   Retail Banking
                                         -------------------------
                                         Arlene F. Adams
                                         Commercial Credit

==============================================================
Board of Advisors

Philip D. Allen/(1)/                  Victor W. Laro
O. Prunella Anastos                   Paul J. Linehan
Benjamin K. Barton                    Robert MacNeil
Kenneth O. Barton                     Elizabeth W. Maiola
William S. Berger                     John J. Marcotte
George O. Binzel                      Jerry N. Mathis
William A. Bittinger                  Thomas F. McCormick
Paul R. Boucher                       J. David McCrillis
James F. Briggs                       John C. McCrillis
Robert S. Burgess                     Maureen McNamara
Walton W. Chadwick                    F. Graham McSwiney
J. D. Colcord                         Paul Olsen
Jacqueline C. Cote                    Daniel P. O'Neill
Robert J. Cricenti                    Betty H. Ramspott
Ernest G. Dennis, Jr.                 David N. Reney
William J. Faccone, Sr                Everett R. Reney
Gordon B. Flint, Sr.                  Genelle M. Richards
John W. Flynn, Jr.                    Edwin G. Sielewicz
John W. Flynn, Sr.                    Fredric M. Smith
Sam N. Hale                           Earl F. Strout
Sheffield J. Halsey                   James R. Therrien
Louise K. Hastings                    Janis H. Wallace
Douglas J. Homan                      James P. Wheeler
Rita M. Hurd                          Bradford C. White
Lisa S. Hustis                        John W. Wiggins, Sr.
Alf E. Jacobson                       Bruce Williamson
Michael D. Johnson                    Thomas B. Woodger
Edward T. Kerrigan                    Michael J. Work
John J. Kiernan, Jr.                  Elizabeth Young

                                      /(1)/Honorary


===========================================================
Shareholder Information

Corporate Headquarters
New Hampshire Thrift Bancshares, Inc.
9 Main Street
PO Box 9
Newport, NH  03773-0009
Tel:                                        1-603-863-0886
Fax:                                        1-603-863-9571

Transfer Agent
Mellon Investor Services
Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ  07660
Tel: Domestic Holders                       1-800-851-9677
Tel: Foreign Holders                        1-201-329-8660
Tel: Hearing Impaired                       1-800-231-5469
Website: www.chasemellon.com

Independent Auditors
Shatswell, MacLeod & Company, P.C.
83 Pine Street
West Peabody, MA  01960-3635

==========================================================
Information on Common Stock


The common stock is traded over-the-counter and quoted on the NASDAQ National Market System under the symbol NHTB. There were approximately
675 shareholders of record on December 31, 2000.

The following table sets forth the Company's high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2000                               High             Low
------------------------------------------------------------
First Quarter                 $    13.000       $   10.375
Second Quarter                     12.875           11.000
Third Quarter                      13.125           11.500
Fourth Quarter                     13.500           12.000

This Annual Report has been written by the Bank's staff.