Form 10-Q
period 2001-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2001-05-15
CIK 846931

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 2001
                                           --------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of March 31, 2001, was 1,939,585.
                                                           ---------

Transitional small business disclosure format:

  Yes            No  X
     -----         -----

                     NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                  Page

Item 1    Condensed Financial Statements:

          Independent Accountants' Review Report                                  1

          Condensed Consolidated Statements of Financial Condition -              2
          March 31, 2001 (unaudited) and December 31, 2000

          Condensed Consolidated Statements of Operations (unaudited) -           3
          For the Three Months Ended March 31, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows (unaudited) -           4
          For the Three Months Ended March 31, 2001 and 2000

          Notes To Condensed Consolidated Financial Statements -                  6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations -                                   7

Item 3    Quantitative and Qualitative Disclosures about Market Risk             14


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                      15

Item 2    Changes in Securities                                                  15

Item 3    Defaults Upon Senior Securities                                        15

Item 4    Submission of Matters to a Vote of Common Shareholders                 15

Item 5    Other Information                                                      15

Item 6    Exhibits and Reports on Form 8-K                                       15

          Signatures                                                             16

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                        Independent Accountants' Report
                        -------------------------------

We have reviewed the condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


                                          SHATSWELL, MacLEOD & COMPANY, P.C.

May 11, 2001

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     March 31, 2001 and December 31, 2000


                                                                                   March 31,              December 31,
                                                                                     2001                    2000
                                                                             -----------------        ------------------
                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                         $  12,145,923           $  16,262,878
Federal Home Loan Bank overnight deposit                                           26,902,400              11,756,686
                                                                                -------------           -------------
  Cash and cash equivalents                                                        39,048,323              28,019,564
Securities available-for-sale                                                      35,738,943              39,823,268
Securities held-to-maturity                                                         4,506,501               8,507,020
Other investments                                                                   2,461,800               2,394,200
Loans held-for-sale                                                                         -               1,651,200
Loans receivable, net                                                             346,832,856             348,388,310
Accrued interest receivable                                                         2,638,969               2,733,268
Bank premises and equipment, net                                                   10,106,868              10,087,683
Investments in real estate                                                            497,553                 501,349
Real estate owned and property acquired in settlement of loans                              -                  45,000
Goodwill                                                                           12,703,738              12,950,437
Investment in partially owned Charter Holding Corp, at equity                       3,088,336               3,088,336
Other assets                                                                        5,276,967               5,206,893
                                                                                -------------           -------------
       Total assets                                                             $ 462,900,854           $ 463,396,528
                                                                                =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                        $  22,610,443           $  23,518,130
Savings and interest-bearing checking accounts                                    207,735,687             206,929,795
Time deposits                                                                     169,545,145             163,664,000
                                                                                -------------           -------------
  Total deposits                                                                  399,891,275             394,111,925
Securities sold under agreements to repurchase                                      9,913,264              12,182,497
Advances from Federal Home Loan Bank                                                5,000,000              10,000,000
Accrued expenses and other liabilities                                              4,435,436               4,004,782
                                                                                -------------           -------------
       Total liabilities                                                          419,239,975             420,299,204
                                                                                -------------           -------------

Guaranteed preferred beneficial interests in
  junior subordinated debentures                                                   16,400,000              16,400,000
                                                                                -------------           -------------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share:
  2,500,000 shares authorized, no shares issued or outstanding                             --                      --
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 1,939,585 shares outstanding at
  March 31, 2001, and 5,000,000 shares authorized, 2,479,858 shares
  issued and 1,973,119 shares outstanding at December 31, 2000                         24,798                  24,798
Paid-in capital                                                                    17,924,997              17,896,810
Retained earnings                                                                  15,549,510              15,129,160
Accumulated other comprehensive loss                                               (1,628,312)             (2,228,130)
                                                                                -------------           -------------
                                                                                   31,870,993              30,822,638
Treasury stock, at cost, 540,273 shares as of March 31, 2001
  and 506,739 shares as of December 31, 2000                                       (4,610,114)             (4,125,314)
                                                                                -------------           -------------
       Total shareholders' equity                                                  27,260,879              26,697,324
                                                                                -------------           -------------
       Total liabilities and shareholders' equity                               $ 462,900,854           $ 463,396,528
                                                                                =============           =============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                        March 31,                           March 31,
                                                                          2001                                2000
                                                                   ------------------                 -------------------
Interest income
  Interest on loans                                                 $       6,914,859                     $     6,719,554
  Interest and dividends on investments                                     1,200,023                           1,094,356
                                                                    -----------------                     ---------------
     Total interest income                                                  8,114,882                           7,813,910
                                                                    -----------------                     ---------------

Interest expense
  Interest on deposits                                                      3,862,703                           3,281,383
  Interest on advances and other borrowed money                               494,107                             737,570
                                                                    -----------------                     ---------------
     Total interest expense                                                 4,356,810                           4,018,953
                                                                    -----------------                     ---------------

  Net interest income                                                       3,758,072                           3,794,957

Provision for loan losses                                                      30,000                              30,000
                                                                    -----------------                     ---------------

  Net interest income after provision for loan losses                       3,728,072                           3,764,957
                                                                    -----------------                     ---------------

Other income
  Loan origination and customer service fees                                  482,527                             571,731
  Net gain (loss) on sale of securities                                        33,317                             (10,917)
  Gain on sale of property acquired in settlement of loan                       5,874                                   -
  Net gain (loss) on sale of loans                                             56,753                             (24,767)
  Rental income                                                               113,332                             106,401
  Brokerage service income                                                     51,701                              37,840
                                                                    -----------------                     ---------------
     Total other income                                                       743,504                             680,288
                                                                    -----------------                     ---------------

Other expenses
  Salaries and employee benefits                                            1,644,566                           1,688,204
  Occupancy expenses                                                          609,845                             547,085
  Advertising and promotion                                                    55,078                              69,564
  Depositors' insurance                                                        18,798                              20,071
  Outside services                                                            155,904                             126,358
  Amortization of goodwill                                                    246,700                             245,776
  Other expenses                                                              623,020                             563,264
                                                                    -----------------                     ---------------
     Total other expenses                                                   3,353,911                           3,260,322
                                                                    -----------------                     ---------------

Income before provision for income taxes                                    1,117,665                           1,184,923

Provision for income taxes                                                    378,080                             379,843
                                                                    -----------------                     ---------------

Net income                                                          $         739,585                     $       805,080

Comprehensive net income                                            $       1,339,403                     $       881,429

Earnings per common share, basic                                    $             .38                     $           .39
     Number of Shares, basic                                                1,935,685                           2,064,305

Earnings per common share, assuming dilution                        $             .38                     $           .38
     Number of Shares, assuming dilution                                    1,959,433                           2,118,635

Dividends declared per common share                                 $             .16                     $           .16


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                    March 31,                 March 31,
                                                                                      2001                      2000
                                                                                ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $        739,585          $        805,080
  Depreciation and amortization                                                          226,439                   195,940
  Amortization of goodwill                                                               246,699                   245,776
  Net decrease in loans held for sale                                                  1,651,200                        --
  (Gains) losses from sale of debt securities available-for-sale                         (33,317)                   10,917
  Provision for loan losses and other real estate owned losses                            30,000                    30,000
  Gain on sale of property acquired in settlement of loan                                 (5,874)                       --
  Decrease in accrued interest and other assets                                           24,224                   527,539
  Change in deferred loan origination fees and cost, net                                 (13,673)                   10,817
  Increase in accrued expenses and other liabilities                                     430,654                 1,973,293
                                                                                ----------------          ----------------
            Net cash provided by operating activities                                  3,295,937                 3,799,362
                                                                                ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (241,828)                 (236,772)
  Proceeds from sale of property acquired in settlement of loan                           50,874                        --
  Proceeds from sale of debt securities available-for-sale                             4,651,345                 5,883,294
  Proceeds from maturities of held-to-maturity securities                              4,000,000                        --
  Purchase of securities available-for-sale                                                   --                (1,977,255)
  Purchase of Federal Home Loan Bank stock                                               (67,600)                 (441,200)
  Net (increase) decrease in loans to customers                                        1,605,762                (5,952,561)
  Adjustment to NLT Goodwill                                                                  --                   161,199
                                                                                ----------------          ----------------
            Net cash provided by (used in) investing activities                        9,998,553                (2,563,295)
                                                                                ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                             5,779,350                 6,519,312
  Net decrease in repurchase agreements                                               (2,269,233)               (4,523,217)
  Decrease in advances from Federal Home Loan Bank
    and other borrowings                                                              (5,000,000)              (12,715,000)
  Dividends paid                                                                        (319,235)                 (337,110)
  Payments to acquire treasury stock                                                    (484,800)                 (519,505)
  Proceeds from exercise of stock options                                                 28,187                        --
                                                                                ----------------          ----------------
            Net cash used in financing activities                                     (2,265,731)              (11,575,520)
                                                                                ----------------          ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  11,028,759               (10,339,453)
CASH AND CASH EQUIVALENTS, beginning of period                                        28,019,564                22,558,929
                                                                                ----------------          ----------------
CASH AND CASH EQUIVALENTS, end of period                                        $     39,048,323          $     12,219,476
                                                                                ----------------          ----------------


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                    March 31,                 March 31,
                                                                                      2001                      2000
                                                                                ----------------          ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                $      3,862,703          $      3,281,383
    Interest on advances and other borrowed money                                        494,107                   737,570
                                                                                ----------------          ----------------
            Total interest paid                                                 $      4,356,810          $      4,018,953
    Income taxes, net                                                           $             --          $            400

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure             $             --          $         67,158


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001


Note A - Basis of Presentation
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note B - Accounting Policies
----------------------------

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2000.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Stock Repurchases
--------------------------

On February 22, 2001, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of its common stock. During the quarter ended March 31, 2001, the Company repurchased 37,000 shares of its common stock at a cost of approximately $484,800.

The Company intends to hold the shares repurchased as treasury shares. The Company may utilize such shares to fund any stock benefit or compensation plan or for any other purpose of the Board of Directors of the Company deems advisable in compliance with applicable law.

Note D - Impact of New Accounting Standards
-------------------------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement as of January 1, 2001. In management's opinion, the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

  The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 2001, the Company had $1,785,903 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

  During the first three months of 2001, total assets decreased by $495,674, or .11% from $463,396,528 to $462,900,854. Cash and cash equivalents increased
$11,028,759 from December 31, 2000, as cash provided by called and matured securities and sold loan activities was transferred into federal funds.

  Total gross loans (including loans held-for-sale) decreased $3,200,161, or .91% from $353,422,475 to $350,222,314. During the first three months of 2001, the Bank originated $25.4 million in loans, had pay-offs of approximately $15.5 million, normal amortization of approximately $6.5 million, and loans sold into the secondary market totaling $6.6 million. As interest rates began to fall in
2000 and continued into 2001, many customers sought fixed rate loans.   As the
Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At March 31, 2001, the Bank had $171,501,062 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2001, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

  As of March 31, 2001, gross investment securities decreased $9,005,089, or 16.56% from $54,394,005 to $45,388,916 (at amortized cost). During the first three months of 2001, the Bank sold approximately $4.6 million of investment securities to provide liquidity and to fund loan activity. An addition $4.0 million was called or matured. The Bank's net unrealized loss was $3,669,517 at December 31, 2000 compared to $2,681,672 at March 31, 2001. This change of $987,845 reflects a decrease in interest rates and the corresponding rise in investment security market values.

  Real estate owned and property acquired in settlement of loans decreased by $45,000, or 100.00% to zero from $45,000 at year-end. The $45,000 reflected one property, which was located in Washington, NH.

  Deposits increased by $5,779,350, or 1.47%, to $399,891,275 from $394,111,925 at year-end. Non-interest bearing checking accounts decreased $907,687, or 3.86%. Savings and interest-bearing checking accounts increased $805,892, or
 .39%. Time deposits increased $5,881,145, or 3.59%. The Bank offered three time deposit specials during 2000 and into 2001 in an effort to retain and attract new deposits.

     Securities sold under agreement to repurchase decreased by $2,269,233, to $9,913,264 from $12,182,497. Seasonal demand for funds accounted for the change. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Long-term advances from the FHLB decreased $5,000,000 from $10,000,000 at year-end to $5,000,000 at March 31, 2001. The Bank used excess liquidity to repay the advances.

  Accrued expenses and other liabilities increased $430,654 to $4,435,436 from $4,004,782. Secondary market loan payments held in escrow at March 31, 2001 accounted for the majority of the increase.

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

     The allowance for loan losses at March 31, 2001 was $4,459,305, compared to $4,432,854 at year-end 2000. As of March 31, 2001, the allowance included $4,251,419 in general reserves compared to $4,035,958 at year-end 2000. The total allowance represented 1.27% of total loans at March 31, 2001 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 171.84% at March 31, 2001, compared to 236.87% at December 31, 2000. During the first three months of 2001, the Bank had net charge-offs of $3,549 compared to $25,483 during the first three months of 2000.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2001, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention as of March 31, 2001, were $3,182,633 compared to $5,248,151 at December 31, 2000. At March 31, 2001,
loans 30 - 89 days delinquent were $4,666,502 compared to $4,318,705 at December 31, 2000. At March 31, 2001, loans classified as 90 days delinquent were $1,246,898 compared to $1,006,411 at December 31, 2000. At March 31, 2001, non-
earning assets were $1,348,105 compared to $865,031 at year-end 2000. Total non-performing assets amounted to $2,595,003 and $1,916,442, for March 31, 2001 and December 31, 2000, respectively.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                                         March 31,                       December 31,
                                                           2001                             2000
                                                 ------------------------         ----------------------
90 day delinquent loans/(1)/                       $     1,247     0.27%            $   1,006     0.22%
Non-earning assets/(2)/                                  1,348     0.29%                  865     0.19%
Other real estate owned                                     --       --                    45     0.01%
                                                   --------------------             ------------------
Total non-performing assets                        $     2,595     0.56%            $   1,916     0.42%
                                                   ====================             ==================
Impaired loans                                     $     1,348     0.29%            $     865     0.19%
                                                   ====================             ==================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                                 March 31,                        December 31,
                                                   2001                              2000
                                            ----------------------         -----------------------
Real estate loans -
  Conventional                             $     2,472        81%          $     2,457        80%
  Construction                                     177         3%                  176         3%
Collateral and Consumer                            140         9%                  139        10%
Commercial and Municipal                         1,454         7%                1,446         7%
Impaired Loans                                     131         -                   130         -
Other loans                                         85         -                    85         -
Valuation allowance                        $     4,459       100%          $     4,433       100%
                                           =====================           =====================
Total valuation allowance as a
  percentage of total loans                       1.27%                           1.26%
                                           -----------                     -----------

Comparison of the Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000

     Net income for the three months ended March 31, 2001 was $739,585, or $.38 per common share (assuming dilution), compared to $805,080, or $.38 per common share (assuming dilution), for the same period in 2000, a decrease of $65,495, or 8.14%.

     Net interest income decreased $36,885, or .97%, for the first three months of 2001. The decrease was primarily due to an increase in interest on deposits. The Bank offered certificate of deposit specials during 2000 and into early 2001 in order to retain and attract customer deposits.

  Total interest income for the three months ended March 31, 2001 increased by $300,972, or 3.85%, to $8,114,882 from $7,813,910 for the same period in 2000.
Interest on loans increased $195,305, or 2.91% for the three-month period. Total loans held in portfolio decreased from $353,422,475 at December 31, 2000 to $350,222,314 at March 31, 2001, however, the composition of loans shifted to a greater concentration in higher yielding commercial loans resulting in an increase in interest on loans. The decrease in total loans was primarily attributable to the lower interest rate environment. As customers refinanced mortgage loans from variable rate programs into fixed rate programs, the Bank sold them into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and dividends on investment securities increased $105,667 from $1,094,356 for the three months ended March 31, 2000 to $1,200,023 for the same period in 2001. A higher overall yield and increased balances in federal funds and investment securities accounted for the change.

     For the three months ended March 31, 2001, total interest expense increased by $337,857, or 8.41%, to $4,356,810 from $4,018,953 for the same period in
2000.   Interest on deposits increased $581,320.  The increase in deposit interest was primarily attributable to volume associated with offering certificate of deposit specials. The specials were offered as a way to attract and retain customer deposits. Interest on advances and other borrowed money decreased $243,463 due to lower outstanding balances in FHLB advances. FHLB advances totaled $5,000,000 at March 31, 2001 compared to $20,000,000 for the same period in 2000.

     The provision for loan losses totaled $30,000 for the three months ended March 31, 2001 and 2000. The total allowance for loan losses represented 1.27% of total loans at March 31, 2001 compared to 1.21% for the same period in 2000. The allowance for loan losses totaled $4,459,305 at March 31, 2001, compared to $4,325,080 for the same period in 2000.

  For the three months ended March 31, 2001, total other income increased by $63,216, or 9.29%, from $680,288 in 2001 to $743,504 for the same period in
2000. The change was primarily a result of an $81,520 increase in net gains on the sale of loans and a $44,234 increase in net gains on the sale of securities. Brokerage service income increased $13,861, or 36.63%, from $37,840 in 2000 to $51,701 in 2001.

  Total operating expenses increased $93,589, or 2.87%, for the three months ended March 31, 2001. Higher occupancy costs, costs associated with the Bank's newest delivery channel Internet banking, consulting fees related to preliminary phase core processing expenses, increased ATM and debit card expenses and expenses associated with the prepayment of FHLB advances accounted for the majority of the change.

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

  The Bank's one-year gap at March 31, 2001, was -0.75%, compared to the December 31, 2000 gap of -2.67%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

  The Bank's gap, of approximately negative one percent at March 31, 2001, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of December 31, 2000 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


    Change                                   Net Portfolio Value                                NPV as % of PV Assets
    in Rates                     $ Amount         $ Change           % Change                NPV Ratio           Change
----------------              ---------------------------------------------------      -------------------------------------
+300 bp     ..........           26,119           -10,722               -29%                   5.88%           -215 bp
+200 bp     ..........           30,241            -6,599               -18%                   6.73%           -130 bp
+100 bp     ..........           33,796            -3,045                -8%                   7.44%            -59 bp
   0 bp     ..........           36,841                --                --                    8.04%                --
-100 bp     ..........           39,883             3,042                +8%                   8.62%            +58 bp
-200 bp     ..........           41,105             4,264               +12%                   8.83%            +79 bp
-300 bp     ..........           43,268             6,427               +17%                   9.22%           +119 bp


             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

  The Bank is required to maintain sufficient liquidity for safe and sound operations.

  The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2001, the Bank had approximately $134,000,000 in additional borrowing capacity from the FHLB.

     At March 31, 2001, the Company's shareholders' equity totaled $27,260,879, or 5.89% of total assets, compared to $26,697,324, or 5.76% of total assets at year-end 2000. The Company's Tier I core capital was 6.47% at March 31, 2001 compared to 6.55% at year-end. The increase in shareholders' equity of $563,555 reflects net income of $739,585, the payment of $319,235 in common stock dividends, the increase of $484,800 in treasury stock, proceeds of $28,187 for the exercise of stock options and the change of $599,818 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a decrease in interest rates during the first quarter of 2001 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2001, 37,000 shares of common stock had been repurchased.

     For the three months ended March 31, 2001, net cash provided by operating activities was $3,295,937, versus $3,779,362 for the same period in 2000. A net decrease in loans held for sale and accrued interest and other assets and a net change in accrued expenses and other liabilities accounted for the majority of the change.

     Net cash provided by investing activities amounted to $9,998,553 for the three months ended March 31, 2001, compared to net cash used in investing activities of $2,563,295 for the same period in 2000, a change of $12,561,848.
A decrease in loans to customers held in portfolio accounted for the majority of the change. Net investment security activity provided cash flows of $8,583,745 in 2001 compared to $3,464,839 in 2000. During the first three months of 2001, no investment securities were purchased, while sales, calls and maturities of investment securities totaled $8,651,345 million. A net decrease in loans to customers provided cash flows of $1,605,762 compared to net cash used for loan activities of $5,952,561 for the same period in 2000.

  During the third quarter of 2000, Lake Sunapee Bank, fsb, along with two other New Hampshire banks acquired CTC and Phoenix New England Trust Company from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. The companies have been merged into one operating entity, CTC, with assets of approximately $1.7 billion. Lake Sunapee Bank's investment totaled $3,033,337.

  For the three months ended March 31, 2001, net cash flows used in financing activities amounted to $2,265,731 compared to $11,575,520 for the same period in 2000, a change of $9,309,789. A net increase in deposits and repurchase agreements of $3,510,117 was offset by a decrease in advances from the FHLB and other borrowings of $5,000,000. In the three months ended March 31, 2000, deposits and repurchase agreements increased $1,996,095 while net cash of $12,715,000 was used to repay FHLB advances and other borrowings.

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

  Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2001, the Bank's ratios were 6.47%, 6.47%, and 11.10%, respectively, well in excess of the regulators' requirements.

  Book value per share was $14.06 at March 31, 2001, versus $13.22 per share at March 31, 2000. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.


Part I.  Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In Management's opinion, there has been no material change in market risk since disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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





                                 NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                 -------------------------------------
                                            (Registrant)




Date:      May 14, 2001                 /s/ Stephen W. Ensign
     ------------------------           --------------------------------------
                                        Stephen W. Ensign
                                        Vice Chairman of the Board, President
                                        and Chief Executive Officer


Date:      May 14, 2001                 /s/ Stephen R. Theroux
     ------------------------           --------------------------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Operating Officer


Date:      May 14, 2001                 /s/ Daryl J. Cady
     ------------------------           --------------------------------------
                                        Daryl J. Cady
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)