Form 10-Q
period 2001-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2001-08-14
CIK 846931

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 2001
                                             -------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of June 30, 2001, was 1,926,574.
                                                          ---------

Transitional small business disclosure format:

                            Yes            No  X
                               ----          ----

================================================================================

                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              Page

Item 1   Condensed Financial Statements:

         Independent Accountants' Review Report                               1

         Condensed Consolidated Statements of Financial Condition -           2
         June 30, 2001 (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations (unaudited) -        3
         For the Six Months Ended June 30, 2001 and 2000
         For the Three Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows (unaudited) -        4
         For the Six Months Ended June 30, 2001 and 2000

         Notes To Condensed Consolidated Financial Statements -               6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations -                                8

Item 3   Quantitative and Qualitative Disclosures about Market Risk          15


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                   16

Item 2   Changes in Securities                                               16

Item 3   Defaults Upon Senior Securities                                     16

Item 4   Submission of Matters to a Vote of Common Shareholders              16

Item 5   Other Information                                                   16

Item 6   Exhibits and Reports on Form 8-K                                    16

         Signatures                                                          17

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire


                         Independent Accountants' Report

We have reviewed the condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the consolidated statement of financial condition as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


                                      /s/ Shatswell, MacLeod & Company, P.C.
                                      SHATSWELL, MacLEOD & COMPANY, P.C.

August 9, 2001

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2001 and December 31, 2000


                                                                                     June 30,        December 31,
                                                                                       2001             2000
                                                                                   -------------    -------------
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                            $  21,451,428    $  16,262,878
Federal Home Loan Bank overnight deposit                                              20,662,400       11,756,686
                                                                                   -------------    -------------
  Cash and cash equivalents                                                           42,113,828       28,019,564
Securities available-for-sale                                                         33,905,742       39,823,268
Securities held-to-maturity                                                            4,505,972        8,507,020
Other investments                                                                      2,461,800        2,394,200
Loans held-for-sale                                                                    4,138,675        1,651,200
Loans receivable, net                                                                350,974,085      348,388,310
Accrued interest receivable                                                            3,088,920        2,733,268
Bank premises and equipment, net                                                       9,810,211       10,087,683
Investments in real estate                                                               493,756          501,349
Real estate owned and property acquired in settlement of loans                            50,000           45,000
Goodwill                                                                              12,457,038       12,950,437
Investment in partially owned Charter Holding Corp, at equity                          3,065,929        3,088,336
Other assets                                                                           6,533,866        5,206,893
                                                                                   -------------    -------------
       Total assets                                                                $ 473,599,822    $ 463,396,528
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                           $  26,788,670    $  23,518,130
Savings and interest-bearing checking accounts                                       218,242,635      206,929,795
Time deposits                                                                        163,649,171      163,664,000
                                                                                   -------------    -------------
  Total deposits                                                                     408,680,476      394,111,925
Securities sold under agreements to repurchase                                        10,404,463       12,182,497
Advances from Federal Home Loan Bank                                                   5,000,000       10,000,000
Accrued expenses and other liabilities                                                 5,557,173        4,004,782
                                                                                   -------------    -------------
       Total liabilities                                                             429,642,112      420,299,204
                                                                                   -------------    -------------

Guaranteed preferred beneficial interests in junior subordinated debentures           16,400,000       16,400,000
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                                           --               --
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 1,926,574 shares outstanding at June 30, 2001, and
  2,479,858 shares issued and 1,973,119 shares
  outstanding at December 31, 2000                                                        24,798           24,798
Paid-in capital                                                                       17,975,913       17,896,810
Retained earnings                                                                     16,018,317       15,129,160
Accumulated other comprehensive loss                                                  (1,573,233)      (2,228,130)
                                                                                   -------------    -------------
                                                                                      32,445,795       30,822,638
Treasury stock, at cost, 553,284 shares as of June 30, 2001
  and 506,739 shares as of December 31, 2000                                          (4,888,085)      (4,125,314)
                                                                                   -------------    -------------
       Total shareholders' equity                                                     27,557,710       26,697,324
                                                                                   -------------    -------------
       Total liabilities and shareholders' equity                                  $ 473,599,822    $ 463,396,528
                                                                                   =============    =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                      2001            2000           2001           2000
                                                  ------------   ------------    ------------   ------------
Interest income
  Interest and fees on loans                      $  7,214,747   $  7,099,407    $ 14,291,714   $ 13,887,488
  Interest and dividends on investments              1,061,365      1,048,663       2,261,388      2,143,019
                                                  ------------   ------------    ------------   ------------
     Total interest income                           8,276,112      8,148,070      16,553,102     16,030,507
                                                  ------------   ------------    ------------   ------------

Interest expense
  Interest on deposits                               3,821,106      3,483,771       7,683,809      6,765,154
  Interest on advances and other borrowed money        459,967        816,109         954,074      1,553,679
                                                  ------------   ------------    ------------   ------------
     Total interest expense                          4,281,073      4,299,880       8,637,883      8,318,833
                                                  ------------   ------------    ------------   ------------

       Net interest income                           3,995,039      3,848,190       7,915,219      7,711,674

Provision for loan losses                               30,000         30,000          60,000         60,000
                                                  ------------   ------------    ------------   ------------

       Net interest income after provision
         for loan losses                             3,965,039      3,818,190       7,855,219      7,651,674
                                                  ------------   ------------    ------------   ------------

Other income
 Customer service fees                                 552,033        551,562         987,499      1,079,372
  Net gain (loss) on sale of securities                 16,575        (31,412)         49,892        (42,329)
  Gain on sale of property acquired in
    settlement of loans                                   --              512           5,874            512
  Net gain on sale of loans held-for-sale               77,508         42,753         134,261         17,986
  Rental income                                        114,909        112,296         228,241        218,697
  Brokerage service income                              34,081         29,100          85,782         66,940
                                                  ------------   ------------    ------------   ------------
     Total other income                                795,106        704,811       1,491,549      1,341,178
                                                  ------------   ------------    ------------   ------------

Other expenses
  Salaries and employee benefits                     1,653,671      1,713,018       3,298,237      3,401,222
  Occupancy expenses                                   593,576        538,983       1,203,421      1,086,068
  Advertising and promotion                             64,634         77,929         119,712        147,493
  Depositors' insurance                                 18,538         18,880          37,336         38,951
  Outside services                                     122,140        123,999         278,044        250,357
  Amortization of mortgage servicing rights            149,044        145,906         264,091        170,512
  Amortization of goodwill                             246,699        239,935         493,399        485,711
  Other expenses                                       729,439        725,271       1,352,459      1,288,535
                                                  ------------   ------------    ------------   ------------
     Total other expenses                            3,577,741      3,583,921       7,046,699      6,868,849
                                                  ------------   ------------    ------------   ------------

Income before provision for income taxes             1,182,404        939,080       2,300,069      2,124,003

Provision for income taxes                             414,284        260,640         792,364        640,483
                                                  ------------   ------------    ------------   ------------

Net income                                        $    768,120   $    678,440    $  1,507,705   $  1,483,520
                                                  ============   ============    ============   ============

Comprehensive net income                          $    823,199   $    517,062    $  2,162,602   $  1,398,491
                                                  ============   ============    ============   ============

Earnings per common share, basic                  $       0.40   $       0.33    $       0.78   $       0.72
                                                  ============   ============    ============   ============
  Number of Shares, basic                            1,923,185      2,057,685       1,923,185      2,057,685
Earnings per common share, assuming dilution      $       0.40   $       0.32    $       0.78   $       0.71
                                                  ============   ============    ============   ============

  Number of Shares, assuming dilution                1,941,189      2,088,890       1,941,189      2,088,890

Dividends declared per common share               $       0.16   $       0.16    $       0.32   $       0.32
                                                  ============   ============    ============   ============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                June 30,        June 30,
                                                                                  2001            2000
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  1,507,705    $  1,483,520
  Depreciation and amortization                                                   454,880         438,962
  Amortization of goodwill                                                        493,399         393,325
  Amortization of mortgage servicing rights                                       264,091         170,512
  Net increase in loans held-for-sale                                          (2,487,475)           --
  (Gain) loss from sales of debt securities available-for-sale                    (49,892)         42,329
  Provision for loan losses and other real estate owned losses                     60,000          60,000
  Gain on sales of property acquired in settlement of loans                        (5,874)           (512)
  (Increase) decrease in accrued interest and other assets                     (1,169,628)        111,581
  (Increase) decrease in deferred loan origination fees and cost, net            (199,883)        234,552
  Increase in accrued expenses and other liabilities                            1,552,391       4,198,785
                                                                             ------------    ------------
            Net cash provided by operating activities                             419,714       7,133,054
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (169,815)       (722,614)
  Proceeds from sales of debt securities available-for-sale                    11,427,631       8,962,665
  Proceeds from maturities of held-to-maturity securities                       4,000,000            --
  Proceeds from maturities of securities available-for-sale                          --         1,000,221
  Purchase of securities available-for-sale                                    (5,558,949)     (1,977,255)
  Purchases of Federal Home Loan Bank stock                                       (67,600)       (441,200)
  Net increase in loans to customers                                           (2,495,892)    (23,505,704)
  Proceeds from sales of other real estate owned                                   50,874         219,512
  Adjustment to NLT Goodwill                                                         --           240,899
                                                                             ------------    ------------
            Net cash provided by (used in) investing activities                 7,186,249     (16,223,476)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     14,568,551      15,564,688
  Net decrease in repurchase agreements                                        (1,778,034)     (5,303,628)
  Decrease in advances from Federal Home Loan Bank
    and other borrowings                                                       (5,000,000)     (4,054,000)
  Dividends paid                                                                 (618,548)       (667,970)
  Payments to acquire treasury stock                                             (804,875)       (584,193)
  Proceeds from exercise of stock options                                         121,207            --
                                                                             ------------    ------------
            Net cash provided by financing activities                           6,488,301       4,954,897
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           14,094,264      (4,135,525)
CASH AND CASH EQUIVALENTS, beginning of period                                 28,019,564      22,558,929
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                     $ 42,113,828    $ 18,423,404
                                                                             ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                          June 30,     June 30,
                                                                                                            2001        2000
                                                                                                         ----------   ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                                         $7,683,809   $6,782,012
    Interest on advances and other borrowed money                                                           954,074    1,518,265
                                                                                                         ----------   ----------
            Total interest paid                                                                          $8,637,883   $8,300,277
                                                                                                         ==========   ==========
    Income taxes, net                                                                                    $  772,500   $  557,500
                                                                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure                                      $   50,000   $   67,158
                                                                                                         ==========   ==========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note A - Basis of Presentation
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note C - Stock Repurchases
--------------------------

On February 22, 2001, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of its common stock. During the quarter ended March 31, 2001, the Company repurchased 37,000 shares of its common stock at a cost of approximately $484,800. During the quarter ended June 30, 2001, the Company repurchased 22,500 shares at a cost of approximately $320,075.

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

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2001

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The adoption of SFAS No. 141 will have no immediate effect on the Company's financial statements since it had no pending business combinations as of June 30, 2001, or as of the date of the issuance of these financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting required for goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other that goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

SFAS No. 142 is effective as follows:

All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The Company is in the process of evaluating the impact of SFAS No. 142 on its future financial statements.

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

     The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of June 30, 2001, the Company had $1,171,038 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments.

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

CAPITAL SECURITIES

     On August 12, 1999, NHTB Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of New London Trust, FSB ("NLT"). Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

     The Capital Securities accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The first distribution was September 30, 2000. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of the Trust has funds necessary to make these payments.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

     During the first six months of 2001, total assets increased by $10,203,294, or 2.20% from $463,396,528 to $473,599,822. Cash and cash equivalents increased $14,094,264 from December 31, 2000, as cash provided by called and matured securities, sold loan activities and increased deposits was transferred into federal funds.

     Total gross loans (including loans held-for-sale) increased $4,890,281, or 1.38% from $353,422,475 to $358,312,756. During the first six months of 2001, the Bank originated $85.8 million in loans, had pay-offs of approximately $50.2 million, normal amortization of approximately $10.3 million, and loans sold into the secondary market totaling $20.5 million. As interest rates began to fall in 2000 and continued into 2001, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At June 30, 2001, the Bank had $185,322,515 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2001, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     As of June 30, 2001, gross investment securities decreased $10,929,527, or 20.09% from $54,394,005 to $43,464,478 (at amortized cost). During the first six months of 2001, the Bank had sales and calls of securities, totaling approximately $11.4 million. An addition $4.0 million matured. The Bank's net unrealized loss was $3,669,517 at December 31, 2000 compared to $2,590,964 at June 30, 2001. This change of $1,078,553 reflects a decrease in interest rates and the corresponding rise in investment security market values.

     Real estate owned and property acquired in settlement of loans increased by $5,000, or 11.11% to $50,000 from $45,000 at year-end. The $50,000 reflects one property, a single-family dwelling located in Hartford, VT. Subsequent to June 30, 2001, a purchase and sales agreement was signed. No loss is expected on this sale.

     Deposits increased by $14,568,551, or 3.70%, to $408,680,476 from
$394,111,925 at year-end. Non-interest bearing checking accounts increased $3,270,540, or 13.91%. Savings and interest-bearing checking accounts increased $11,312,840, or 5.47%. Time deposits decreased slightly by $14,829, or .01%. As time deposits began to mature during the second quarter, customers elected to roll funds into overnight-type accounts. In addition, seasonal activity accounted for a portion of the change in non-interest bearing checking accounts.

     Securities sold under agreement to repurchase decreased by $1,778,034, to $10,404,463 from $12,182,497. Seasonal demand for funds accounted for the change. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Long-term advances from the FHLB decreased $5,000,000 from $10,000,000 at year-end to $5,000,000 at June 30, 2001. The Bank used excess liquidity to repay the advances.

     Accrued expenses and other liabilities increased $1,552,391 to $5,557,173 from $4,004,782. Secondary market loan payments held in escrow at June 30, 2001 accounted for the majority of the increase.

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

     The allowance for loan losses at June 30, 2001 was $4,449,767, compared to $4,432,854 at year-end 2000. As of June 30, 2001, the allowance included $4,243,370 in general reserves compared to $4,035,958 at year-end 2000. The total allowance represented 1.24% of total loans at June 30, 2001 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 207.94% at June 30, 2001, compared to 236.87% at December 31, 2000. During the first six months of 2001, the Bank had net charge-offs of $45,098 compared to $34,138 during the first six months of 2000.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2001, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention as of June 30, 2001, were $6,475,324 compared to $5,248,151 at December 31, 2000. At June 30, 2001, loans
30 - 89 days delinquent were $4,927,440 compared to $4,318,705 at December 31, 2000. At June 30, 2001, loans classified as 90 days delinquent were $945,177 compared to $1,006,411 at December 31, 2000. At June 30, 2001, non-earning assets were $1,194,739 compared to $865,031 at year-end 2000. Total non-performing assets amounted to $2,189,916 and $1,916,442, for June 30, 2001 and December 31, 2000, respectively.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                                 June 30,           December 31,
                                                   2001                 2000
                                            ----------------      ---------------
90 day delinquent loans                     $  945      0.20%     $1,006     0.22%
Non-earning assets (2)                       1,195      0.25%        865     0.19%
Other real estate owned                         50      0.01%         45     0.01%
                                            ----------------      ---------------
Total non-performing assets                 $2,190      0.46%     $1,916     0.42%
                                            ----------------      ---------------
Impaired loans                              $1,195      0.25%     $  865     0.19%
                                            ----------------      ---------------






(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                             June 30,           December 31,
                                               2001               2000
                                        ----------------      ---------------
Real estate loans -
Conventional                            $2,466        81%   $2,457        80%
  Construction                             177         3%      176         3%
Collateral and Consumer                    140         9%      139        10%
Commercial and Municipal                 1,452         7%    1,446         7%
Impaired Loans                             130      --         130      --
Other loans                                 85      --          85      --
                                        ----------------    -----------------
Valuation allowance                     $4,450       100%   $4,433       100%
                                        ----------------    -----------------
Total valuation allowance as a
  percentage of total loans               1.24%              1.26%
                                        ----------------     ----------------


COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     Net income for the six months ended June 30, 2001, was $1,507,705, or $0.78 per common share (assuming dilution) compared to $1,483,520, or $0.71 per common share (assuming dilution) for the same period in 2000. Net income for the second quarter in 2001 was $768,120, or $0.40 per share (assuming dilution) as compared to $678,440, or $0.32 per share (assuming dilution) for the same period in 2000, an increase of $24,185, or 1.63% and $89,680, or 13.22%, respectively.

     Net interest income increased $203,545, or 2.64%, for the first six months of 2001 and $146,849, or 3.82%, for the second quarter. The increase was primarily due to an increase in loan volume and a decrease in interest on advances and other borrowings.

     Total interest income for the six months ended June 30, 2001 increased by $522,595, or 3.26%, to $16,553,102 from $16,030,507 for the same period in 2000.
For the three months ended June 30, 2001, total interest income increased by $128,042, or 1.57%, to $8,276,112 from $8,148,070 for the same period in 2000.
Interest on loans increased $404,226, or 2.91% and $115,340, or 1.62%, respectively. Interest and dividends on investment securities increased $118,369 from $2,143,019 at June 30, 2000 to $2,261,388 for the same period in 2001. For the second quarter, interest and dividends on investment securities increased $12,702 from $1,048,663 in 2000 to $1,061,365 for the same period in 2001. A higher overall yield accounted for the majority of the change.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     For the six months ended June 30, 2001 total interest expense increased by $319,050, or 3.84%, to $8,637,883 from $8,318,833 for the same period in 2000.
For the three months ended June 30, 2001, total interest expense decreased $18,807, or .44%, to $4,281,073 from $4,299,880 for the same period in 2000. For the six months and three months ended June 30, 2001, interest on deposits increased $918,655 and $337,335, respectively. The majority of the increase was attributable to an increase in deposits. Interest on advances and other borrowed money, including the debentures, decreased $599,605 from $1,553,679 at June 30, 2000 to $954,074 at June 30, 2001. For the second quarter of 2001, interest on advances and other borrowed money, including the debenture, decreased $356,142 from $816,109 to $459,967. A decrease in the outstanding balances of FHLB advances and other borrowed money accounted for the majority of the change. FHLB advances and other borrowed money amounted to $30,386,000 at the end of the second quarter in 2000 compared to $5,000,000 for the same period in 2001.

     The provision for loan losses totaled $60,000 for the six months ended June 30, 2001 and 2000. For the three months ended June 30, 2001 and 2000, the provision totaled $30,000. The total allowance for loan losses represented 1.24% of total loans at June 30, 2001 compared to 1.17% for the same period in 2000. The allowance for loan losses totaled $4,449,767 at June 30, 2001, compared to $4,357,836 for the same period in 2000.

     For the six months ended June 30, 2001, total other income increased by $150,371, or 11.21% from $1,341,178 in 2000 to $1,491,549 for the same period in
2001. For the second quarter, total other income increased by $90,295, or 12.81%. The change was primarily a result of a $116,275, or 646.48% and $34,755, or 81.29% increase in net gains on the sale of loans and a $92,221 and $47,987 increase in net gains on the sale of securities, respectively. As mentioned above, the Bank originated $85.8 million of loans during the first half of 2001. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing.

     Total operating expenses increased $177,850, or 2.59% for the six months ended June 30, 2001 and decreased $6,180, or .17% for the three months ended June 30, 2001. Salaries and employee benefits and advertising and promotion decreased as expenses in early 2000 related to the NLT acquisition did not recur in 2001. Occupancy expense increased during 2001 as costs associated with managing the bank's branches and other properties increased. Outside services and other expenses increased as the bank recognized phase I expenses associated with its data processing study. The bank will change its data processing system during the third quarter of 2001.

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

     Gap analysis is used to examine the extent to which assets and liabilities are "rate sensitive". An asset or liability is said to be interest rate sensitive within a specific time-period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets ith similar liabilities stabilizes profitability during periods of interest rate fluctuations.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Bank's one-year gap at June 30, 2001, was -5.28%, compared to the December 31, 2000 gap of -2.67%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's gap, of approximately negative five percent at June 30, 2001, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of March 31, 2001 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

      Change                                Net Portfolio Value                                NPV as % of PV Assets
    in Rates                     $ Amount         $ Change           % Change                NPV Ratio           Change
----------------              ---------------------------------------------------      -------------------------------------

+300 bp            ..........        36,886        -13,484               -27%                   8.04%           -259 bp
+200 bp            ..........        41,508         -8,862               -18%                   8.95%           -168 bp
+100 bp            ..........        46,072         -4,298                -9%                   9.82%            -81 bp
   0 bp            ..........        50,370             --                --                   10.63%                --
-100 bp            ..........        53,336          2,966                +6%                  11.17%            +54 bp
-200 bp            ..........        54,702          4,332                +9%                  11.39%            +77 bp
-300 bp            ..........        55,172          4,802               +10%                  11.45%            +83 bp


LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain sufficient liquidity for safe and sound operations.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2001, the Bank had approximately $135,000,000 in additional borrowing capacity from the FHLB.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     At June 30, 2001, the Company's shareholders' equity totaled $27,557,710, or 5.82% of total assets, compared to $26,697,324, or 5.76% of total assets at year-end 2000. The Company's Tier I core capital was 6.60% at June 30, 2001 compared to 6.55% at year-end. The increase in shareholders' equity of $860,386 reflects net income of $1,507,705, the payment of $618,548 in common stock dividends, the increase of $804,875 in treasury stock, proceeds of $121,207 for the exercise of stock options and the change of $654,897 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a decrease in interest rates during the first half of 2001 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2001, 59,500 shares of common stock had been repurchased.

     For the three months ended June 30, 2001, net cash provided by operating activities was $419,714, versus $7,133,054 for the same period in 2000. A net increase in loans held for sale and accrued interest and other assets and a net change in accrued interest and other assets accounted for the majority of the change.

     Net cash provided by investing activities amounted to $7,186,249 for the six months ended June 30, 2001, compared to net cash used in investing activities of $16,223,476 for the same period in 2000, a change of $23,409,725. A decrease in loans to customers held in portfolio accounted for the majority of the change. Loans to customers used cash flows of $2,495,892 compared to $23,505,704 for the same period in 2000. Net investment security activity provided cash flows of $9,801,082 in 2001 compared to $7,544,431 in 2000. During the first six months of 2001, purchases of available-for-sale securities and FHLB stock totaled $5,626,549, while sales, calls and maturities of investment securities totaled $15,427,631 million.

     For the three months ended June 30, 2001, net cash flows provided by financing activities amounted to $6,488,301 compared to $4,954,897 for the same period in 2000, a change of $1,533,404. A net increase in deposits and repurchase agreements of $12,790,517 was offset by a decrease in advances from the FHLB and other borrowings of $5,000,000. In the six months ended 2000, deposits and repurchase agreements increased $10,261,060 while net cash of $4,054,000 was used to repay FHLB advances and other borrowings.

     The Bank expects to be able to fund loan demand and other investing during 2001 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2001, the Bank's ratios were 6.60%, 6.60%, and 10.46%, respectively, well in excess of the regulators' requirements.

     Book value per share was $14.21 at June 30, 2001, versus $13.34 per share at June 30, 2000. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.

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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Common Shareholders
         ------------------------------------------------------
         At the Annual Meeting of Shareholders held on April 5, 2001, the following was voted:


         Directors of New Hampshire Thrift Bancshares were re-elected for terms of three years, each expiring at Annual Meeting 2004.


                                       For      Withheld
                                       ---      --------
         Peter R. Lovely            1,455,309    78,281
         Stephen R. Theroux         1,453,945    79,645
         Joseph B. Willey           1,435,957    97,633


         Director of New Hampshire Thrift Bancshares were re-elected for terms of two years, each expiring at Annual Meeting 2003.

                                       For      Withheld
                                       ---      --------
         John J. Kiernan            1,453,359    80,231


         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors.

                                       For       Against     Withheld
                                       ---       -------     --------
                                    1,600,561    20,089        9,365

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





                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                      -------------------------------------
                                  (Registrant)




Date: August 13, 2001                   /s/ Stephen W. Ensign
     ----------------                   ------------------------------
                                        Stephen W. Ensign
                                        Vice Chairman of the Board, President
                                        and Chief Executive Officer


Date: August 13, 2001                   /s/ Stephen R. Theroux
     ----------------                   ------------------------------
                                        Stephen R. Theroux
                                        Executive Vice President and
                                        Chief Operating Officer


Date: August 13, 2001                   /s/ Daryl J. Cady
     ---------------------              ------------------------------
                                        Daryl J. Cady
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)