Form 10-Q
period 2001-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2001-11-14
CIK 846931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 2001

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

                           Yes  X                             No____
                              -----

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of September 30, 2001, was 1,923,240.

Transitional small business disclosure format:

                           Yes____                            No   X
                                                                --------

                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                           Page

Item 1   Condensed Financial Statements:

         Independent Accountants' Review Report                                           1

         Condensed Consolidated Statements of Financial Condition -
         September 30, 2001 (unaudited) and December 31, 2000                             2

         Condensed Consolidated Statements of Operations (unaudited) -
         For the Nine Months Ended September 30, 2001 and 2000
         For the Three Months Ended September 30, 2001 and 2000                           3

         Condensed Consolidated Statements of Cash Flows (unaudited) -                    4
         For the Nine Months Ended September 30, 2001 and 2000

         Notes To Condensed Consolidated Financial Statements -                           6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations -                                            9

Item 3   Quantitative and Qualitative Disclosures about Market Risk                      16


PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                               17

Item 2   Changes in Securities                                                           17

Item 3   Defaults Upon Senior Securities                                                 17

Item 4   Submission of Matters to a Vote of Common Shareholders                          17

Item 5   Other Information                                                               17

Item 6   Exhibits and Reports on Form 8-K                                                17

         Signatures                                                                      18


The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                        Independent Accountants' Report
                        -------------------------------

We have reviewed the condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


                                 SHATSWELL, MacLEOD & COMPANY, P.C.

November 13, 2001

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2001 and December 31, 2000

                                                                            September 30,
                                                                                2001           December 31,
ASSETS                                                                      (Unaudited)           2000
                                                                            -------------    -------------
Cash and due from banks                                                     $ 15,745,459     $ 16,262,878
Federal Home Loan Bank overnight deposit                                      34,809,875       11,756,686
                                                                            ------------     -------------
  Cash and cash equivalents                                                   50,555,334       28,019,564
Securities available-for-sale                                                 47,541,195       39,823,268
Securities held-to-maturity                                                    4,505,435        8,507,020
Other investments                                                              2,461,800        2,394,200
Loans held-for-sale                                                            4,233,000        1,651,200
Loans receivable, net                                                        349,256,898      348,388,310
Accrued interest receivable                                                    3,273,834        2,733,268
Bank premises and equipment, net                                               9,596,138       10,087,683
Investments in real estate                                                       493,756          501,349
Real estate owned and property acquired in settlement of loans                    52,963           45,000
Intangible asset from branch acquisition and goodwill                         12,390,152       12,950,437
Investment in partially owned Charter Holding Corp, at equity                  2,998,718        3,088,336
Other assets                                                                   5,986,072        5,206,893
                                                                            ------------     -------------
       Total assets                                                         $493,345,295     $463,396,528
                                                                            ------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                    $ 28,736,741     $ 23,518,130
Savings and interest-bearing checking accounts                               237,023,170      206,929,795
Time deposits                                                                161,225,483      163,664,000
                                                                            ------------     -------------
  Total deposits                                                             426,985,394      394,111,925
Other borrowed funds                                                                   -                -
Securities sold under agreements to repurchase                                13,653,224       12,182,497
Advances from Federal Home Loan Bank                                                   -       10,000,000
Accrued expenses and other liabilities                                         7,658,009        4,004,782
                                                                            ------------     -------------
       Total liabilities                                                     448,296,627      420,299,204
                                                                            ------------     -------------

Guaranteed preferred beneficial interests in junior subordinated debentures   16,400,000       16,400,000
                                                                            ------------     -------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
  no shares issued or outstanding                                                      -                -
Common stock, $.01 par value per share: 5,000,000 shares authorized,
  2,479,858 shares issued and 1,923,240 shares outstanding at
  September 30, 2001, and  2,479,858 shares
  issued and 1,973,119 shares outstanding at December 31, 2000                    24,798           24,798
Paid-in capital                                                               18,031,762       17,896,810
Retained earnings                                                             16,420,486       15,129,160
Accumulated other comprehensive loss                                            (961,418)      (2,228,130)
                                                                            ------------     ------------
                                                                              33,515,628       30,822,638
Treasury stock, at cost, 556,618 shares as of September 30, 2001
  and 506,739 shares as of December 31, 2000                                  (4,866,960)      (4,125,314)
                                                                            ------------     ------------
       Total shareholders' equity                                             28,648,668       26,697,324
                                                                            ------------     ------------
       Total liabilities and shareholders' equity                           $493,345,295     $463,396,528
                                                                            ============     ============

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2001 and 2000
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                   September 30,                September 30,
                                                               2001           2000            2001           2000
                                                            -----------   -----------      ----------    -----------
Interest income
  Interest and fees on loans                                $ 6,530,532   $ 7,475,896      $20,822,246    $21,363,384
  Interest and dividends on investments                       1,138,358     1,144,542        3,399,746      3,287,561
                                                            -----------   -----------      -----------   ------------
     Total interest income                                    7,668,890     8,620,438       24,221,992     24,650,945
                                                            -----------   -----------      -----------   ------------

Interest expense
  Interest on deposits                                        3,666,711     3,719,764       11,350,520     10,484,918
  Interest on advances and other borrowed money                 451,982       703,075        1,406,056      2,256,754
                                                            -----------   -----------      -----------    -----------
     Total interest expense                                   4,118,693     4,422,839       12,756,576     12,741,672
                                                            -----------   -----------      -----------    -----------

       Net interest income                                    3,550,197     4,197,599       11,465,416     11,909,273

Provision for loan losses                                             -             -           60,000         60,000
                                                            -----------   -----------      -----------    -----------

       Net interest income after provision for loan losses    3,550,197     4,197,599       11,405,416     11,849,273
                                                            -----------   -----------      -----------    -----------

Other income
  Customer service fees                                         608,211       496,847        1,595,710      1,576,219
  Net gain (loss) on sale of securities                          26,971             -           76,863        (42,329)
  Gain on sale of property acquired in settlement of loans        3,112             -            8,986            512
  Net gain on sale of loans held for sale                       210,930        73,988          345,191         91,974
  Rental income                                                 114,956        83,675          343,197        302,372
  Brokerage service income                                        8,132        30,681           93,914         97,621
                                                            -----------   -----------      -----------    -----------
     Total other income                                         972,312       685,191        2,463,861      2,026,369
                                                            -----------   -----------      -----------    -----------

Other expenses
  Salaries and employee benefits                              1,253,778     1,876,879        4,552,015      5,278,101
  Occupancy expenses                                            522,555       538,130        1,725,976      1,624,198
  Advertising and promotion                                      54,309        30,094          174,021        177,587
  Depositors' insurance                                          18,557        19,104           55,893         58,055
  Outside services                                               78,922       141,731          356,966        392,088
  Amortization of mortgage servicing rights                     145,932       216,551          410,023        387,063
  Amortization of goodwill and intangible asset                 273,042       248,313          766,441        734,024
  Other expenses                                              1,186,638       725,084        2,539,097      2,013,619
                                                            -----------   -----------      -----------    -----------
     Total other expenses                                     3,533,733     3,795,886       10,580,432     10,664,735
                                                            -----------   -----------      -----------    -----------

Income before provision for income taxes                        988,776     1,086,904        3,288,845      3,210,907

Provision for income taxes                                      274,478       254,493        1,066,842        894,976

Net income                                                  $   714,298   $   832,411       $2,222,003   $  2,315,931
                                                            -----------   -----------      -----------   ------------
Comprehensive net income                                    $ 1,326,113   $ 1,066,533      $ 3,488,715   $  2,465,024
                                                            -----------   -----------      -----------   ------------
Earnings per common share, basic                            $      0.37   $      0.41      $      1.16   $      1.14
  Number of Shares, basic                                     1,923,240     2,034,685        1,923,240     2,034,685
                                                            -----------   -----------      -----------    ----------
Earnings per common share, assuming dilution                $      0.37   $      0.40      $     1.14    $      1.12
  Number of Shares, assuming dilution                         1,945,141     2,070,891       1,945,141      2,070,891
                                                            -----------   -----------      ----------    -----------
Dividends declared per common share                         $       .16   $      0.16      $     0.48    $      0.48




  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                  September 30,           September 30,
                                                                                      2001                     2000
                                                                                  ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  2,222,003             $  2,315,930
  Depreciation and amortization                                                       685,967                  971,428
  Amortization of mortgage servicing rights                                           410,023                  387,063
  Amortization of goodwill and intangible asset                                       766,441                  734,024
  Net increase in loans held for sale                                              (2,581,800)              (3,051,590)
  (Gains) losses from sales of debt securities available-for-sale                     (76,863)                  42,329
  Provision for loan losses and other real estate owned losses                         60,000                   60,000
  Gain on sale of property acquired in settlement of loans                             (8,986)                    (512)
  Increase in accrued interest and other assets                                    (2,459,590)                (959,090)
  Change in deferred loan origination fees and cost, net                              (88,680)                (264,914)
  Increase in accrued expenses and other liabilities                                3,653,227                1,040,782
                                                                                 ------------              -----------
            Net cash provided by operating activities                               2,581,742                1,275,450
                                                                                 ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (186,829)              (1,197,554)
  Proceeds from sale of bank premises and equipment                                         -                        -
  Proceeds from sale of debt securities available-for-sale                         18,966,947                9,066,170
  Proceeds from maturities of held-to-maturity securities                           4,000,000                        -
  Proceeds from maturities of available-for-sale securities                                 -                1,005,943
  Purchases of securities available-for-sale                                      (24,520,274)              (1,977,252)
  Purchases of Federal Home Loan Bank stock                                           (67,600)                (441,200)
  Investment in Charter Trust Company                                                       -               (3,033,336)
  Net increase in loans to customers                                                 (889,759)              (6,702,444)
  Proceeds from sales of other real estate owned                                       50,874                  219,512
  Adjustment to NLT intangible asset                                                 (206,156)                  15,513
                                                                                 ------------              -----------
            Net cash used in investing activities                                  (2,852,798)              (3,044,648)
                                                                                 ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                         32,873,469               21,656,871
  Net increase (decrease) in repurchase agreements                                  1,470,727               (4,309,511)
  Decrease in advances from Federal Home Loan Bank
    and other borrowings                                                          (10,000,000)             (19,440,000)
  Dividends paid                                                                     (930,677)                (998,037)
  Payments to acquire treasury stock                                                 (804,875)                (866,567)
  Proceeds from exercise of stock options                                             198,181                      650
                                                                                 ------------              -----------
            Net cash provided by (used in) financing activities                    22,806,825               (3,956,594)
                                                                                 ------------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               22,535,770               (5,725,792)
CASH AND CASH EQUIVALENTS, beginning of period                                     28,019,564               22,558,929
                                                                                 ------------              -----------
CASH AND CASH EQUIVALENTS, end of period                                         $ 50,555,334             $ 16,833,137
                                                                                 ============              ===========

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                           September 30,        September 30,
                                                                                               2001                 2000
                                                                                           ------------          ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                                           $10,578,696           $10,517,453
    Interest on advances and other borrowed money                                            1,427,537             2,268,377
                                                                                           -----------           -----------
            Total interest paid                                                            $12,006,233           $12,785,830
                                                                                           ===========           ===========
    Income taxes, net                                                                      $   942,500           $   917,500
                                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Transfers from loans to real estate acquired through foreclosure                        $    50,000           $    45,000
                                                                                           ===========           ===========


             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


Note A - Basis of Presentation
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note C - Stock Repurchases
--------------------------

On February 22, 2001, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 124,000 shares of its common stock. During the quarter ended March 31, 2001, the Company repurchased 37,000 shares of its common stock at a cost of approximately $484,800. During the quarter ended June 30, 2001, the Company repurchased 22,500 shares at a cost of approximately $320,075. During the quarter ended September 30, 2001, the Company did not repurchase any shares.

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

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods , the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

The Company has an intangible asset as of September 30, 2001 in the amount of $9,856,803 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. This intangible asset is being amortized to expense over fifteen years on the straight-line method. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001

reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.


The Company's assets as of September 30, 2001 includes goodwill of $2,533,349 recognized in the acquisition of Landmark Bank in 1997. This goodwill is being amortized at the rate of $247,156 per year. Under SFAS No. 142 this amortization will be discontinued but will be subject to the impairment review requirements of SFAS No. 142.

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

     The Company's profitability is derived from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by loan origination fees, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of September 30, 2001, the Company had $939,295 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

     During the first nine months of 2001, total assets increased by $29,948,767, or 6.46% from $463,396,528 to $493,345,295. Cash and cash equivalents increased $22,535,770 from December 31, 2000, as cash provided by called and matured securities, sold loan activities and increased deposits was transferred into federal funds.

     Total gross loans (including loans held-for-sale) increased $3,305,979, or .94% from $353,422,475 to $356,728,454. During the first nine months of 2001, the Bank originated $161.3 million in loans, had pay-offs of approximately $86.3 million, normal amortization of approximately $33.0 million, and loans sold into the secondary market totaling $38.0 million. As interest rates began to fall in 2000 and continued into 2001, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At September 30, 2001, the Bank had $202,606,440 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2001, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     As of September 30, 2001, gross investment securities increased $1,697,790, or 3.12% from $54,394,005 to $56,091,795 (at amortized cost). During the first nine months of 2001, the Bank purchased approximately $24.5 million in securities and had sales and calls of securities, totaling approximately $19.0 million. An additional $4.0 million matured. In an effort to protect against interest rate risk, the Bank developed an investment ladder by purchasing primarily U.S. Government Agency securities with maturities of less than 4 years. As issues near maturity, the Bank will sell and re-invest the proceeds in similar maturity instruments. The Bank's net unrealized loss was $3,669,517 at December 31, 2000 compared to $1,583,365 at September 30, 2001. This change of $2,086,152 reflects a decrease in interest rates and the corresponding rise in investment security market values. The Bank is currently holding five different corporate bonds in its available-for-sale portfolio with a combined unrealized loss of approximately $1.3 million. The bonds are evaluated regularly. The Bank does not feel that these unrealized losses represent a permanent impairment.

     Real estate owned and property acquired in settlement of loans increased by $7,963, or 17.70% to $52,963 from $45,000 at year-end. The $52,963 includes one property, a single-family dwelling located in Hartford, VT with a book value of $50,000, which was sold at the end of August. Due to the conditions of the sale, FASB No. 66 states that the loan must be carried as a loan to facilitate in real estate owned for a period of time. The remaining $2,963 is a vehicle being held as chattel property owned.

     Deposits increased by $32,873,469, or 8.34%, to $426,985,394 from
$394,111,925 at year-end. Non-interest bearing checking accounts increased $5,218,611, or 22.19%. Savings and interest-bearing checking accounts increased $30,093,375, or 14.54%. Time deposits decreased by $2,438,517, or 1.49%. As time deposits began to mature during the second and third quarters, customers elected to roll funds

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

into overnight-type accounts. In addition, uncertainty in the stock market and seasonal activity accounted for a portion of the increase in savings and interest-bearing checking accounts and non-interest bearing checking accounts.

     Securities sold under agreement to repurchase increased by $1,470,727, to $13,653,224 from $12,182,497. Seasonal deposits accounted for the change. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

     Long-term advances from the FHLB decreased $10,000,000 from $10,000,000 at year-end to zero at September 30, 2001. The Bank used excess liquidity to repay the advances. The Bank incurred a prepayment penalty of approximately $477,000.

     Accrued expenses and other liabilities increased $3,653,227 to $7,658,009 from $4,004,782. Secondary market loan payments held in escrow at September 30, 2001 accounted for the majority of the increase.

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

     The allowance for loan losses at September 30, 2001 was $4,399,648, compared to $4,432,854 at year-end 2000. As of September 30, 2001, the allowance included $4,212,270 in general reserves compared to $4,035,958 at year-end 2000. The total allowance represented 1.23% of total loans at September 30, 2001 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 347.54% at September 30, 2001, compared to 236.87% at December 31, 2000. During the first nine months of 2001, the Bank had net charge-offs of $95,885 compared to $34,138 during the first nine months of 2000.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2001, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention as of September 30, 2001, were $5,476,431 compared to $5,248,151 at December 31, 2000. At September 30, 2001, loans 30 - 89 days delinquent were $5,575,010 compared to $4,318,705 at December 31, 2000. At September 30, 2001, loans classified as 90 days delinquent were $443,853 compared to $1,006,411 at December 31, 2000. At September 30, 2001, non-earning assets were $1,265,935 compared to $865,031 at year-end 2000. Total non-performing assets amounted to $1,322,895 and $1,916,442, for September 30, 2001 and December 31, 2000, respectively.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                          September 30,       December 31,
                                             2001                2000
                                        ----------------    ----------------
90 day delinquent loans  (1)            $  444     0.09%    $1,006     0.22%
Non-earning assets (2)                     822     0.17%       865     0.19%
Other real estate owned                     57     0.01%        45     0.01%
                                        ---------------     ---------------
Total non-performing assets             $1,323     0.27%    $1,916     0.42%
                                        ===============     ===============
Impaired loans                          $  822     0.17%    $  865     0.19%
                                        ===============     ===============

(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):



                                         September 30,        December 31,
                                             2001                2000
                                        ---------------     ---------------
Real estate loans -
  Conventional                          $2,439       81%    $2,457      80%
  Construction                             175        3%       176       3%
Collateral and Consumer                    138        9%       139      10%
Commercial and Municipal                 1,435        7%     1,446       7%
Impaired Loans                             129        -        130       -
Other loans                                 84        -         85       -
                                        ---------------     --------------
Valuation allowance                     $4,400      100%    $4,433     100%
                                        ===============     ==============
Total valuation allowance as a
  percentage of total loans               1.23%               1.26%
                                        ======              ======

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2001 and September 30, 2000

     Net income for the nine months ended September 30, 2001, was $2,222,003, or $1.14 per common share (assuming dilution) compared to $2,315,931, or $1.12 per common share (assuming dilution) for the same period in 2000. Net income for the third quarter in 2001 was $714,298, or $0.37 per share (assuming dilution) as compared to $832,411, or $0.40 per share (assuming dilution) for the same period in 2000, a decrease of $93,928, or 4.06% and $118,113, or 14.19%, respectively.

     Net interest income decreased $443,857, or 3.73%, for the first nine months of 2001 and $647,402, or 15.42%, for the third quarter. The decrease was primarily due to declining spreads. Although loan volume is at an all time high, as rates have continued to fall many customers have sought fixed-rate loans. The Bank sells fixed rate loans into the secondary market in order to minimize interest rate risk. Accordingly, the Bank's loan portfolio balance has remained constant while the rates have fallen. Fees associated with the sale of loans are reflected in other income.

     Total interest income for the nine months ended September 30, 2001 decreased by $428,953, or 1.74%, to $24,221,992 from $24,650,945 for the same period in 2000. For the three months ended September 30, 2001, total interest income decreased by $951,548, or 11.04%, to $7,668,890 from $8,620,438 for the same period in 2000. Interest on loans decreased $541,138, or 2.53% and $945,364, or 12.65%, respectively. Interest and dividends on investment securities increased $112,185 from $3,287,561 at September 30, 2000 to $3,399,746 for the same period in 2001. For the third quarter,

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

interest and dividends on investment securities decreased $6,184 from $1,144,542 in 2000 to $1,138,358 for the same period in 2001. A lower overall yield accounted for the majority of the change.

     For the nine months ended September 30, 2001 total interest expense increased by $14,904, or .12%, to $12,756,576 from $12,741,672 for the same period in 2000. For the three months ended September 30, 2001, total interest expense decreased $304,146, or 6.88%, to $4,118,693 from $4,422,839 for the same period in 2000. For the nine months and three months ended September 30, 2001, interest on deposits increased $865,602 and decreased $53,053, respectively. The majority of the nine month increase was attributable to an increase in deposit balances. For the nine months ended September 30, 2001, interest on advances and other borrowed money, including the debentures, decreased $850,698 from $2,256,754 at September 30, 2000 to $1,406,056 at September 30, 2001. For the
third quarter of 2001, interest on advances and other borrowed money, including the debenture, decreased $251,093 from $703,075 to $451,982. A decrease in the outstanding balances of FHLB advances and other borrowed money accounted for the majority of the change. FHLB advances and other borrowed money amounted to $15,000,000 at the end of the third quarter in 2000 compared to zero for the same period in 2001. The Bank prepaid a long-term FHLB advance during September 2001 incurring a prepayment penalty of approximately $477,000. The Bank is expected to reduce interest expense by approximately $635,000 over the course of the advance's normal maturity.

     The provision for loan losses totaled $60,000 for the nine months ended September 30, 2001 and 2000. For the three months ended September 30, 2001 and 2000, the Bank elected to forgo an addition to the provision. The total allowance for loan losses represented 1.23% of total loans at September 30, 2001 compared to 1.17% for the same period in 2000. The allowance for loan losses totaled $4,399,648 at September 30, 2001, compared to $4,357,836 for the same period in 2000.

     For the nine months ended September 30, 2001, total other income increased by $437,492, or 21.59% from $2,026,369 in 2000 to $2,463,861 for the same period in 2001. For the third quarter, total other income increased by $287,121, or 41.90%. The change was primarily a result of a $253,217, or 275.31% and $136,942, or 185.09% increase in net gains on the sale of loans and a $119,192 and $26,971 increase in net gains on the sale of securities, respectively. As mentioned above, the Bank originated $161 million of loans during the first nine months of 2001. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing.

     Total operating expenses decreased $84,303, or .79% for the nine months ended September 30, 2001 and decreased $262,153, or 6.91% for the three months ended September 30, 2001. Salaries and employee benefits and advertising and promotion decreased as expenses in early 2000 related to the NLT acquisition did not recur in 2001. In addition, an adjustment to pension expense was recorded during the third quarter. Occupancy expense increased during 2001 as costs associated with managing the bank's branches and other properties increased. Other expenses increased as the bank recognized phase I expenses associated with its data processing study. The Bank changed its data processing system during the third quarter of 2001. In addition, the FHLB prepayment penalty was recorded in other expense.

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

     The Bank's one-year gap at September 30, 2001, was -8.87%, compared to the December 31, 2000 gap of -2.67%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's gap, of approximately negative nine percent at September 30, 2001, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

     The following table sets forth the Bank's NPV as of June 30, 2001 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

     Change                              Net Portfolio Value                               NPV as % of PV Assets
    in Rates               $ Amount         $ Change           % Change                NPV Ratio           Change
----------------           ---------------------------------------------------      --------------------------------
+300 bp  ..........        45,787            -11,874               -21%                   9.64%           -211 bp
+200 bp  ..........        49,829             -7,832               -14%                  10.37%           -137 bp
+100 bp  ..........        54,102             -3,559                -6%                  11.13%            -61 bp
   0 bp  ..........        57,661                 --                --                   11.75%                --
-100 bp  ..........        60,349              2,688                +5%                  12.19%            +45 bp
-200 bp  ..........        61,267              3,607                +6%                  12.32%            +57 bp
-300 bp  ..........        61,262              3,601                +6%                  12.29%            +54 bp

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

  The Bank is required to maintain sufficient liquidity for safe and sound operations.

     The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2001, the Bank had approximately $140,000,000 in additional borrowing capacity from the FHLB.

     At September 30, 2001, the Company's shareholders' equity totaled $28,648,668, or 5.81% of total assets, compared to $26,697,324, or 5.76% of total assets at year-end 2000. The Company's Tier I core capital was 6.59% at September 30, 2001 compared to 6.55% at year-end. The increase in shareholders' equity of $1,951,344 reflects net income of $2,222,003, the payment of $930,677 in common stock dividends, the increase of $804,875 in treasury stock, proceeds of $198,181 for the exercise of stock options and the change of $1,266,712 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a decrease in interest rates during the first nine months of 2001 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of September 30, 2001, 59,500 shares of common stock had been repurchased.

     For the nine months ended September 30, 2001, net cash provided by operating activities was $2,581,742, versus $1,275,450 for the same period in 2000. An increase in accrued interest and other assets and a net change in accrued expenses and other liabilities accounted for the majority of the change.

     Net cash used in investing activities amounted to $2,852,797 for the nine months ended September 30, 2001, compared to $3,044,648 for the same period in 2000, a change of $191,851. An increase in available-for-sale securities purchased and a decrease in loans to customers held in portfolio accounted for the majority of the change. Securities purchased used cash flows of $24,587,874 compared to $2,418,452 for the same period in 2000. Proceeds from sales, calls and maturities of securities provided cash flows of $22,966,947 compared to $10,072,113 for the same period in 2000. Loans to customers used cash flows of $889,759 compared to $6,702,444 for the same period in 2000.

     For the nine months ended September 30, 2001, net cash flows provided by financing activities amounted to $22,806,825 compared to net cash used in financing activities of $3,956,594 for the same period in 2000, a change of $26,763,419. A net increase in deposits and repurchase agreements of $34,344,196 was offset by a decrease in advances from the FHLB and other borrowings of $10,000,000. In the nine months ended 2000, deposits and repurchase agreements increased $17,347,360 while net cash of $19,440,000 was used to repay FHLB advances and other borrowings.

     The Bank expects to be able to fund loan demand and other investing during 2001 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2001, the Bank's ratios were 6.59%, 6.59%, and 10.56%, respectively, well in excess of the regulators' requirements.

     Book value per share was $14.90 at September 30, 2001, versus $13.68 per share at September 30, 2000. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.

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








                                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                      ------------------------------------
                                                  (Registrant)




Date:     November 14, 2001            /s/ Stephen W. Ensign
          ---------------------        -------------------------------------
                                       Stephen W. Ensign
                                       Vice Chairman of the Board, President
                                       and Chief Executive Officer


Date:     November 14, 2001            /s/ Stephen R. Theroux
          ---------------------        -------------------------------------
                                       Stephen R. Theroux
                                       Executive Vice President and
                                       Chief Operating Officer


Date:     November 14, 2001            /s/ Daryl J. Cady
          ---------------------        -------------------------------------
                                       Daryl J. Cady
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)