Form 10-K405
period 2001-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2002-03-08
CIK 846931

A Vision for Continued Growth

================================================================================

                                         With A Commitment To Traditional Values

     We recognize the importance of maintaining the traditional values established by our forefathers. Since 1868, we've been committed to serving our customers by helping stimulate personal and regional growth.

     Our success and long-term stability are the result of a commitment to local residents and businesses. Our underlying philosophy remains... hard work, initiative, perseverance, and one-on-one personal relationships.

                                Table of Contents

Selected Financial Highlights............................................      1

President's Letter.......................................................      2

Management's Discussion and Analysis.....................................      5

Report of Independent Auditors..........................................      20

Financial Statements....................................................      21

Notes to Financial Statements...........................................      28

Form 10-K...............................................................      48

Board of Directors......................................................      73

Officers and Managers...................................................      73

Board of Advisors.......................................................      74

Shareholder Information.................................................      74

Information on Common Stock.............................................      74

                          Selected Financial Highlights

For the Periods Ended December 31,                   2001         2000         1999
--------------------------------------------------------------------------------------
                                                 ($ in thousands, except per share data)
Net Income                                            $3,100       $2,412       $3,309
Earnings Per Common Share/(1)/                        $ 1.60       $ 1.17       $ 1.57
Earnings Per Common Share, Assuming Dilution/(1)/     $ 1.59       $ 1.17       $ 1.56
Dividends Declared                                    $  .64       $  .64       $  .64
Dividend Payout Ratio                                  40.00%       54.70%       40.76%
Return on Average Assets                                 .65%         .52%         .91%
Return on Average Equity                               11.07%        8.88%       12.08%

As of December 31,                                   2001         2000         1999
--------------------------------------------------------------------------------------
                                                 ($ in thousands, except book value data)
Total Assets                                      $  493,937   $  463,397   $  461,448
Total Deposits                                    $  422,737   $  394,112   $  366,638
Total Securities /(2)/                            $   56,784   $   50,709   $   59,501
Net Loans                                         $  337,183   $  348,388   $  346,492
Federal Home Loan Bank Advances                   $       --   $   10,000   $   34,440
Shareholders' Equity /(3)/                        $   28,966   $   26,697   $   27,243
Book Value of Shares Outstanding                  $    14.95   $    13.53   $    12.93
Average Common Equity to Average Assets                 5.87%        5.91%        7.49%
Shares Outstanding                                 1,936,974    1,973,119    2,106,919
Number of Branch Locations                                14           14           15

(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)  Shown at fair value.
(3) See Note 13 to Consolidated Financial Statements regarding the issuance of common stock.

                               President's Letter

     The Company saw record levels of mortgage activity during the year 2001 and crossed a major threshold in its long-term strategic operating plan with the in-house conversion of its data processing system involving changes in both hardware and software. The impact of the shifting economy and the depositor/investor mind-set, when coupled with the humbling reality of the tragic events surrounding the September 11th terrorist attacks, resulted in the significant reallocations of balance sheet assets. Together with the late-2000 acquisition of Charter Trust Company for the development of a more comprehensive approach to the delivery of complementary financial services to our customers, the Company continued to reinforce the value of its role as a community-focused institution with a sense of commitment, responsibility and purpose. The basic premise of the Company lies in the relationship between enhancing and broadening our financial services franchise and the long-term growth in shareholder value.

   Company Earnings

     Earnings for the year, while tempered by the almost universal pressure on net interest income, recovered from the one-time events of 2000 and increased by nearly 30% over the previous year. Consolidated net income for the year-ended December 31, 2001 was $3,100,464 or $1.60 per share of common stock. This compares to net income of $2,412,069, or $1.17 per share, that the Company reported for year-end 2000. The many changes in asset allocations from just a year earlier are a direct result of the economy and shift in consumer preferences. As interest rates moved progressively lower, our liquidity position strengthened the Company's ability to make decisions about the deployment of resources and to reposition the investments in earning assets. Complete financial details for the year-ended December 31, 2001 are more fully covered in the Management Discussion and Analysis section immediately following this letter.

Shareholder Value

     While a general overview of 2001 would tend to show that the stock market did not meet expectations, financial institutions appear to have faired much better. Gone, for now at least, are the frenzied market activities that rushed to embrace the technology sectors and the world of `can't-miss' dot.com companies. These were, by the end of the year, replaced by a return to the more fundamental philosophy of investing in a company that makes something tangible or provides a needed service...and that, at the end of the day, makes a profit. The Company's stock price ended the year 2001 at $15.65, having ranged from a low of $12.00 to a high of $16.90 over the course of the year. The change from year-end 2000 to year-end 2001 resulted in a net stock price increase of just over 25.00%. Shareholder equity ended the year at $28,965,895 as compared to $26,697,324 at December 31, 2000. Due to the rise in the market price of the Company's stock, only a minimal amount of shares were repurchased during the year. The number of common shares outstanding at year-end was 1,936,974 and the book value per share stood at $14.95, an increase of $1.42 per share over the December 31, 2000 book value of $13.53 per share.

   Business Activities

     During the first week of January 2001, the Federal Reserve's Open Market Committee unexpectedly announced their decision to lower the Discount Rate for the first time in over two years. This turned out to be the first of nearly a dozen rate reductions over the course of the year and set the stage for a close to overwhelming level of residential mortgage activity in all areas....purchase, construction and refinance. While the actual number of banks that have direct access to the Federal Reserve are limited, it is the action taken that becomes a signal to the business community at large. A lowering of the rate means that credit will soon ease and a rate increase means that credit will tighten. The influence of these successive interest rate reductions can be felt in almost all sectors of the economy.

     As mortgage interest rates began their progressive slide, the rate of mortgage loan applications began, alternatively, to accelerate. While residential mortgage lending is the primary activity of the Company, the levels reached during the peak periods of the year had never before been experienced. Maintaining a consistent level of quality service became a significant challenge in the area of loan origination and production. For all the effort that went into the processing of more than $190 million in mortgage loans, it seems an unlikely contradiction that the Company's residential mortgage loan portfolio is now smaller than it was a year ago, but the flight to fixed-rate mortgages (those that the Company sells into the secondary market to avoid the perils of interest rate risk) led to a significant reduction in the adjustable-rate loans held as investments. Continuing to meet the needs of our customers is one of the paramount principles to ensuring the presence of the Company within the marketplace. Whether a loan is held on our books or moves into our off-balance-sheet servicing portfolio, the primary result is the same...the customer has been served and a continuing relationship has either been maintained or created.

     Commercial lending, as a valuable line of business, provides the Company with a different type of financial relationship. Nurturing the development, support and success of the local business person serves to foster longer-term associations throughout a variety of economically and demographically diverse communities in our primary market area. Commercial and non-residential finance now comprises a roughly $100 million presence in the Company's total loan portfolio. A continuing emphasis on this segment will help preserve the future integrity of projected earnings.

     In all aspects of our lending activities, it is the customer's experience that makes the difference. While community banks are noted for their personal touch and niche banking strategies, the end-user advantage to the customer lies in the principals of service, speed and a common sense approach.

     Knowing that customers now have a variety of choices for financial services is what helps make community banking more responsive. That does not mean, however, that quicker decisions are hastier decisions. An underlying strength of the Company rests in the fact that we strive not to allow the forces of competition to lead us to do something that we would not ordinarily do. Choosing to step back from an opportunity does not mean that the Company is any less interested in doing business, it just may be that we have a different perspective.

Fundamentals and Technology

     For a variety of reasons, some noted earlier, 2001 saw our deposit base increase by more than $28 million over the course of the year, from $394,111,925 at December 31, 2000 to $422,736,994 at December 31, 2001. This is a significant change and is clearly reflective of a more concerned and concentrated approach on the part of the banking public. When the stock market went south during 2001, it took along with it many investors of the booming 1990's who had not experienced such an occurrence before, nor even envisioned that it could happen. A flight to safety followed and depository institutions were suddenly thrust back into the investor's sights in the role of a safe and secure place to have some of their savings. A role which community banks have always served....and never left.

     Alternatively, our loan portfolio of $340,436,012 at December 31, 2001 is down from that of a year earlier when loans stood at $351,771,275. With gross loan activity exceeding that of all prior years, the demand for fixed rate mortgages at the interest rates available resulted in a more active year in the area of building our sold loan portfolio to $214,576,888 from $165,045,245, a net increase after pay-offs and principal reductions of nearly $50 million.

     Asset quality remains high throughout the loan portfolio, residential and commercial loan alike. The inevitability of a lender's role is that some credits are, indeed, negatively impacted by economic circumstances and we are not immune to such an occurrence.

Based upon the most recent Safety and Soundness Examination conducted by the Office of Thrift Supervision, we have, once again, retained our quality rating and feel that we are both well-capitalized and well-reserved against potential and/or unexpected events.

     An increase in core deposits, when coupled with the restructuring of the loan portfolio, resulted in considerable liquidity for the Company during the latter part of the year. Any remaining reliance on Federal Home Loan Bank advances was eliminated by the end of the third quarter and the Company began to reposition itself by systematically building an investment portfolio that by year-end amounted to $56,784,157, as compared to $50,709,488 for the previous year-end.

     As mentioned at the start of this report, the Company transitioned its in-house data processing in the areas of both mainframe technology and software capabilities that have resulted in changes to almost every activity, keystroke and account. From general ledger account numbers to deposit account statement rendering, the institution has made a mission-critical step forward. Our new operating platform provides us with nearly unlimited growth potential, from the basis of both asset size and product diversification. Going forward, we will now be able to enhance the ways in which we manage customer information and, in turn, broaden the ways in which customers can access information about their own accounts. Technology is only a tool, not the objective. Internet banking, websites, debit cards, ATMs, check imaging, and on-line statements all help to bridge and maintain service to the customer. It is not the number of banking transactions but the number of banking relationships that feed the growth, prosperity and ongoing success of community banks like ours.

Looking Forward

     Community banks must now develop and implement strategies to realize the opportunity to bring together all types of financial services for the benefit of their customers, the profitability of their institutions and the advancement of shareholder value through marketplace and franchise positioning. Traditional branch structures, more recently thought to be an outdated and costly method of product delivery, are now seen as strategically located portals for accessing financial services. Cultivating a steady and consistent stream of reliable funding sources and capital is essential to the health of our industry, with core deposits continuing to maintain their role as the single most important source of funds for community banks.

     The Company and its employees are dedicated to the principles of excellence and high standards. Maintaining a sense of teamwork throughout the organization fosters a responsiveness to meeting the needs and expectations of our customers, while at the same time reinforcing the underlying shared values that drive behavior of individuals working in group settings.

In Closing

     The continuing commitment of our employees remains the wellspring from which our strength as a Company is derived. Good competition should always make us strive to be better at what we do....broadening our products and services, developing lasting customer relationships and building on the Company's strong market presence. It remains our stated mission to provide exceptional banking services of the highest quality for the benefit of all concerned....customers, employees and shareholders.

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

     In 2001, the Company earned $3,100,464, or $1.59 per common share, assuming dilution, compared to $2,412,069, or $1.17 per common share, assuming dilution, in 2000. The increase in earnings is primarily attributed to a decrease in interest expense and an increase in other income. During 2001, interest on advances and other borrowed money decreased $1,004,497 from $1,286,071 in 2000 to $281,574 in 2001. Lower average balances in borrowed money accounted for the majority of the change. In addition, the Company prepaid $10.0 million in FHLB advances incurring a prepayment penalty of $608,591. One advance had an original maturity of September 2002 and the other was June 2005. Interest savings on these advances during 2001 totaled approximately $410,000. Anticipated interest savings over the original term of the advances will total approximately $1.5 million. In addition, other income increased primarily due to increased gains on the sale of loans. During 2001, the Bank sold close to $95.0 million in loans to the secondary market, realizing gains on those sales of $707,714.

     In 2001, the Company originated $230.6 million in loans, an increase of 89% from 2000. The low interest rate environment during most of 2001 was the primary reason for the increase. Early 2001 began much the same as 2000 ended, with little demand for loans. However, rates began to fall in early 2001, with a 100 basis point change in January followed by another 50 basis point in March. By year-end rates had fallen 11 times. By the end of the first quarter, the Company began to see a significant increase in loan demand. By the end of May, the Company was closing loans at a record pace. Many of these loans were fixed rate loans, which were subsequently sold into the secondary market. The Company sells fixed rate loans into the secondary market and retains the servicing in an effort to avoid interest rate risk. The Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 73% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years

     Interest and fees on loans decreased $549,565, or 1.93% during 2001 from $28,475,704 in 2000 to $27,926,139 in 2001. Despite record loan volume, many of the loans closed during 2001 were sold into the secondary market, as mentioned above. This resulted in the total loan portfolio decreasing 1.23% during 2001. However, gains on the sale of loans, increased $591,073 to $707,714 in 2001, offsetting the decrease in interest and fees on loans.

     Interest and dividends on investment securities increased $302,274, or 6.93%, to $4,662,333 in 2001 from $4,360,059 in 2000 due to the increase in investment securities. During 2001, the Company restructured a portion of its investment portfolio in order to minimize risk. The Company created a $19m 3-year maturity government agency ladder and purchased approximately $9m in mortgage-backed securities. The net change in the portfolio was approximately $6m, as many callable securities purchased in prior years were called. Investment securities totaled $56,784,157 at year-end compared to $50,709,488 for the same period in 2000. The overall investment portfolio yield was 6.82% at year-end 2001 compared to 7.71% in 2000.

     Interest expense decreased $902,542, or 5.27%, during 2001. As mentioned above, the Company prepaid $10m in FHLB advances during 2001, realizing a significant savings in interest on advances and other borrowed money. The Company incurred a prepayment penalty of $608,591. The overall cost of interest-bearing liabilities was 3.89% at year-end 2001 compared to 4.20% for the same period in 2000.

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

Financial Condition

     Total assets increased by $30,540,548, or 6.59%, from $463,396,528 at December 31, 2000 to $493,937,076 at December 31, 2001. Cash, federal funds sold and investment securities increased $34,359,883, while net loans receivable and loans held-for-sale decreased $4,220,552 over the prior period.

     Total gross loans, excluding loans held-for-sale, decreased $11,335,263, or 3.22%, from $351,771,275 at December 31, 2000 to $340,436,012 at December 31,
2001. The decrease was primarily attributed to an increase in loans sold into the secondary market. The Company sold a net $49,531,643 in loans during 2001, an increase of 30% over the previous year-end. Sold loans totaled $214,576,888 at year-end 2001, compared to $165,045,245 for the same period in 2000. A portion of the loans sold were from the Company's own portfolio. Others were new loans from other financial institutions. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk.

     As mentioned above, the Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 73% of the Bank's real estate mortgage loan portfolio. Real estate loans decreased $11,309,594, or 3.69%, from $306,764,662 at December 31, 2000 to $295,455,068 at December 31, 2001. Consumer
and Collateral loans decreased 24.93%
while Commercial and Municipal loans increased 68.85%, over the prior period.

     The amortized cost of investment securities increased $3,861,331, or 7.10%, from $54,379,005 at December 31, 2000 to $58,240,336 at December 31, 2001. As
mentioned above, the Bank had several securities called during 2001. The proceeds were reinvested in agency and mortgage-backed securities. The Bank's net unrealized loss of $1,456,179 at December 31, 2001 compares to a net unrealized loss of $3,669,517 for the same period in 2000. This change of $2,213,337 in market value reflects the decline in interest rates during 2001 and the resultant increase in bond values.

     Real estate owned and property acquired in settlement of loans increased by a net $55,000, or 122.22%, to $100,000 at December 31, 2001. The balance represents one single-family property located in Newport, NH, a vehicle and a loan, which was reclassified to REO in accordance with SFAS No.66. During 2001, one real estate owned property totaling $45,000, in carrying value, was sold.

     Deposits increased by $28,625,069, or 7.26%, to $422,736,994 at December 31, 2001 from $394,111,925 at December 31, 2000. The change was primarily attributable to an increase in Money Market Accounts (MMAs). During 2001, MMAs increased $18,133,766, or 30.78%. Statement Savings and Non-Interest Bearing Checking accounts increased 10.69% and 25.52% respectively. Many customers, uncertain about stock market stability, moved funds back into fully insured bank deposit accounts. Certificate of Deposit accounts (CDs) decreased $8,038,592, or 4.92%, as CD specials offered during 2000 began to mature. Many of these funds also found their way into the Bank's MMAs and savings accounts. The Bank offered the special CDs to meet the competition and in an effort to attract and retain customer deposits. At December 31, 2001, CDs comprised 37% of total deposits versus 41% for the same period in 2000.

     Advances from the FHLB decreased by $10,000,000 to zero during 2001. During 2001, the Bank elected to prepay two advances incurring a prepayment penalty of $608,591. The penalty was more than offset by a decrease in interest expense. During 2001, repurchase agreements increased $6,871,881 as many businesses sought Bank investment alternatives.

Liquidity and Capital Resources

     At year-end 2001, the Bank's liquidity ratio of 17.89% exceeded regulatory requirements for long-term liquidity. The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2001, the Bank had approximately $140.0 million in additional borrowing capacity from the FHLB.

     At December 31, 2001, the Company's shareholders' equity totaled $28,965,895 compared to $26,697,324 at year-end 2000. The increase of $2,268,571 reflects net income of $3,100,464, the payment of $1,243,555 in common stock dividends, the repurchase of 59,500 shares at a total cost of $804,875, the exercise of 23,355 stock options in the amount of $75,904, a gain of $176,879 on the sale of treasury stock, a tax benefit on stock options of $36,996, and the change of $926,758 in accumulated other comprehensive income.

     During 2001, the Bank upstreamed $2,800,000 to its parent company New Hampshire Thrift Bancshares, Inc. ("NHTB"). The purpose of the upstream was to help offset the payment of dividends to NHTB shareholders and interest payments on the Company's Debentures.

     Net cash provided by operating activities decreased $4,129,993 to $(106,517) in 2001 from $4,023,476 in 2000. The change in loans held-for-sale and the change in accrued interest and other assets accounted for the majority of the change.

     Net cash flows provided by investing activities totaled $4,690,378 in 2001 compared to $3,221,024 in 2000 a change of $1,469,354. During 2000, net investment activities, excluding the investment in partially owned Charter Holding Corp., provided cash inflows of $8,732,783 compared to 2001, which used cash flows of $3,827,413, a change of $12,560,196. This was offset by a decrease in loans held in portfolio of $12,881,166.

     In 2001, net cash flows provided by financing activities totaled $23,701,303 compared to net cash used in financing activities of $1,783,865 in 2000, a change of $25,485,168. A net increase in deposits and repurchase agreements of $35,496,950 was offset by principal payments on advances from the FHLB of $10,000,000.

     The Bank expects to be able to fund loan demand and other investing activities during 2001 by continuing to use funds provided by customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

     The Bank is required to maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2001, the Bank's ratios were 6.65%, 6.65%, and 10.83%, respectively, well in excess of the regulators' requirements.

     Book value per share was $14.95 at December 31, 2001 versus $13.53 per share at December 31, 2000.

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

     The Bank's one-year gap at December 31, 2001, was -9.46%, compared to the December 31, 2000 gap of -2.67%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages into the secondary market in order to minimize interest rate risk.

     The Bank's one-year gap, of approximately negative nine percent at December 31, 2001, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

     As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank's net portfolio value (NPV) over a range of interest rate scenarios. The Office of Thrift Supervision (OTS) produces the data quarterly using its own model and data submitted by the Bank.

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

                                   ----------

The following table shows the Bank's interest rate sensitivity (gap) table at December 31, 2001:

                                                  0-3         3-6      6 Months-      1-3        Beyond
                                                 Months      Months     1 Year       Years       3 Years      Total
                                               ----------------------------------------------------------------------
                                                                        ($ in thousands)
Interest earning assets:
  Loans (1),                                   $  41,850    $ 21,224    $ 55,960    $ 94,424    $ 126,978    $340,436
  Investments and federal
    funds sold                                    39,429         582       2,033      29,457       19,222      90,723
                                               ----------------------------------------------------------------------
Total                                             81,279      21,806      57,993     123,881      146,200     431,159
                                               ----------------------------------------------------------------------

Interest bearing liabilities:
 Deposits                                         81,471      55,169      46,176      16,771      193,630     393,217
 Repurchase agreements                            19,054          --          --          --           --      19,054
 Borrowings                                           --          --          --          --           --          --
                                               ----------------------------------------------------------------------
Total                                            100,525      55,169      46,176      16,771      193,630     412,271
                                               ----------------------------------------------------------------------
Period sensitivity gap                           (19,246)    (33,363)     11,817     107,110      (47,430)     18,888

Cumulative sensitivity gap                     $ (19,246)   $(52,609)   $(40,792)   $ 66,318    $  18,888

Cumulative sensitivity gap as a percentage
   of interest-earning assets                      -4.46%     -12.20%      -9.46%      15.38%        4.38%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.

(1) Excludes non-earning assets.

The following table sets forth the Bank's NPV as of September 30, 2001 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the September 30, 2001 reporting cycle, all output associated with the -300 bps scenario has been suppressed due to the low prevailing interest rate environment.

     Change                            Net Portfolio Value                 NPV as % of PV Assets
    in Rates             $ Amount          $ Change         % Change      NPV Ratio       Change
------------------       -------------------------------------------------------------------------
 +300 bp..........         44,188          -14,719         -25%              8.90%        -262 bp
 +200 bp..........         49,671          - 9,236         -16%              9.90%        -163 bp
 +100 bp..........         54,774          - 4,133         - 7%             10.80%        - 72 bp
   0  bp..........         58,907               --           --             11.52%             --
- 100 bp..........         61,853            2,946         + 5%             12.02%        + 50 bp
- 200 bp..........         63,652            4,746         + 8%             12.31%        + 79 bp
- 300 bp..........            N/A              N/A          N/A                N/A            N/A

Results of Operations

Net Interest Income

     Net interest income for the year ended December 31, 2001 increased by $655,251, or 4.17%, to $16,368,623. This increase is primarily attributable to a decrease in total interest expense.

     Total interest income decreased by $247,291, or .75%. Lower interest rates and fewer loans held in portfolio, accounted for the majority of the decrease in interest and fees on loans. In 2001, the Company originated $230.6 million in loans, an increase of 89% from 2000. Despite record production volume, total loans decreased from $351,771,275 at December 31, 2000 to $340,436,012 at December 31, 2001. The decrease was primarily attributed to an increase in loans sold into the secondary market. The Company sold a net $49,531,643 in loans during 2001. Sold loans totaled $214,576,888 at December 31, 2001 as compared to $165,045,245 at year-end 2000.

     Interest and dividends on investments increased primarily due to a higher average balance on investment securities through out 2001. During 2001, the Bank's yield on loans and investments were 7.57% and 6.82%, respectively, compared to 7.77% and 7.71%, respectively, in 2000.

     Total interest expense decreased $902,542, or 5.27%. The decrease was primarily attributable to the decrease in interest on FHLB advances and other borrowed money. Interest on deposits increased $149,776 from $13,875,800 at December 31, 2000 to $14,025,576 at December 31, 2001. The increase was primarily attributed to an increase in total deposits. Total deposits increased $28,625,069 during 2001.

The Bank's overall cost of funds decreased from 4.20% to 3.89% in 2001. The Bank's average interest bearing deposits as a percentage of total interest bearing liabilities increased to 92.44% in 2001 from 88.25% in 2000. The cost of deposits, including repurchase agreements, in 2000 was 3.86% versus 3.63% in 2001. The change was a result of decreased balances in higher costing instruments. During 2000, the Bank offered CD specials to attract and retain customer deposits. Those deposits began to mature during 2001. During 2000, the Bank utilized the FHLB advance program, as necessary, to fund loan growth. The Bank was able to repay all of its outstanding advances during 2001, thereby reducing interest on advances and other borrowed money by $1,004,497. FHLB advances typically are higher costing instruments than deposits. The cost of other borrowed money was 7.56% in 2000 compared to 9.12% in 2001. The increase in the cost of other borrowed money was attributed to the Company's 9.25% Junior Subordinated Deferrable Interest Debentures. In 2000, FHLB advances averaged down the total cost of other borrowed money. For most of 2001, the 9.25% Debentures were the only other borrowed money outstanding.

     The Bank's interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, was 3.56% in 2001 and 2000. The Bank's net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.60% from 3.64%.

                                   ----------

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

                                                     2001    2000    1999    1998    1997
                                                     ------------------------------------
Yield on loans                                       7.57%   7.77%   7.46%   8.13%   8.20%
Yield on investment securities                       6.82%   7.71%   6.65%   6.03%   6.23%
Combined yield on loans and investments              7.45%   7.76%   7.32%   7.75%   7.97%
Cost of deposits, including repurchase agreements    3.63%   3.86%   3.60%   4.29%   4.46%
Cost of other borrowed funds                         9.12%   7.56%   5.86%   5.53%   5.90%
Combined cost of deposits and borrowings             3.89%   4.20%   3.75%   4.32%   4.54%
Interest rate spread                                 3.56%   3.56%   3.57%   3.43%   3.43%
Net interest margin                                  3.60%   3.64%   3.75%   3.69%   3.67%

The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

Years ended December 31,                   2001                            2000                            1999
                                -----------------------------    -----------------------------    ------------------------------
                                Average/1/             Yield/    Average/1/             Yield/    Average/1/               Yield/
                                Balance     Interest   Cost      Balance     Interest    Cost     Balance       Interest   Cost
                                -----------------------------    -----------------------------    ------------------------------
                                                                 ($ in thousands)
Assets:
Interest earning assets:
  Loans /2/, /3/                $353,102    $26,744      7.57%   $358,483    $27,856      7.77%   $273,344      $20,400     7.46%
  Investment securities and
     other                        68,347      4,662      6.82%     56,577      4,360      7.71%     59,285        3,940     6.65%
                                -------------------              -------------------              ---------------------
  Total interest earning
     Assets                      421,449     31,406      7.45%    415,060     32,216      7.76%    332,629       24,340     7.32%
                                -------------------              -------------------              ---------------------

Non-interest earning assets
  Cash                            18,211                           14,076                           11,872
  Other non-interest earning
     assets /4/                   36,904                           30,503                           21,002
                                --------                         --------                         --------
  Total non-interest earning
     Assets                       55,115                           44,579                           32,874
                                --------                         --------                         --------
Total                           $476,564                         $459,639                         $365,503
                                ========                         ========                         ========

Liabilities and Shareholders'Equity
Interest bearing liabilities:
  Savings, NOW and MMAs         $222,532    $ 4,429      1.99%   $206,486    $ 4,652      2.25%   $166,621      $ 4,188     2.51%
  Time deposits                  163,221      9,596      5.88%    153,309      9,224      6.02%    119,688        6,095     5.09%
  Repurchase agreements           11,817        396      3.35%     10,857        444      4.09%      8,924          358     4.01%
  Capital securities and
     Other borrowed funds         19,733      1,799      9.12%     37,044      2,802      7.56%     20,749        1,216     5.86%
                                -------------------              -------------------              ---------------------
  Total interest bearing
     Liabilities                 417,303     16,220      3.89%    407,696     17,122      4.20%    315,982       11,857     3.75%
                                -------------------              -------------------              ---------------------
Non-interest bearing
     Liabilities:
  Demand deposits                 24,954                           19,595                           17,291
  Other                            6,309                            5,192                            4,843
                                --------                         --------                         --------
Total non-interest bearing
     Liabilities                  31,263                           24,787                           22,134
                                --------                         --------                         --------
Shareholders' equity              27,998                           27,156                           27,387
                                --------                         --------                         --------
Total                           $476,564                         $459,639                         $365,503
                                ========                         ========                         ========

Net interest rate spread                    $15,186      3.56%               $15,094      3.56%                 $12,483     3.57%
                                            =================                =================                  ================

Net interest margin                                      3.60%                            3.64%                             3.75%
                                                       ======                           ======                            ======
Ratio of interest-earning assets
  to interest bearing liabilities                      100.99%                          101.81%                           105.27%
                                                       ======                           ======                            ======

/1/ Monthly average balances have been used for all periods. Management does not believe that the use of month-end balances instead of daily average balances caused any material difference in the information presented.

/2/ Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

/3/  Loan fees are not included in interest on interest earning assets.

/4/ Other non-interest earning assets includes non-earning assets and real estate owned.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

                                                              Year ended December 31, 2001 vs. 2000
                                                                      Increase (Decrease)
                                                                             due to
                                                              Volume          Rate           Total
                                                              -------------------------------------
                                                                         ($ in thousands)
Interest income on loans /1/                                  $ (410)       $  (702)        $(1,112)
Interest income on investments                                   678           (376)            302
                                                              -------------------------------------
     Total interest income                                       268         (1,078)           (810)
                                                              -------------------------------------

Interest expense on savings, NOW and MMAs                        458           (681)           (223)
Interest expense on time deposits                                581           (209)            372
Interest expense on repurchase agreements                         46            (94)            (48)

Interest expense on capital securities and other borrowings    1,796)           793          (1,003)
                                                              -------------------------------------
     Total interest expense                                      711           (191)           (902)
                                                              -------------------------------------
     Net interest income                                      $  979        $  (887)        $    92
                                                              =====================================

                                                              Year ended December 31, 2000 vs. 1999
                                                                      Increase (Decrease)
                                                                             due to
                                                              Volume          Rate           Total
                                                              -------------------------------------
                                                                         ($ in thousands)
Interest income on loans /1/                                  $6,585         $  871          $7,456
Interest income on investments                                  (169)           589             420
                                                              -------------------------------------
     Total interest income                                     6,416          1,460           7,876
                                                              -------------------------------------

Interest expense on savings, NOW and MMAs                        818           (354)            464
Interest expense on time deposits                              1,901          1,228           3,129
Interest expense on repurchase agreements                         79              7              86

Interest expense on capital securities and other borrowings    1,158            428           1,586
                                                              -------------------------------------
     Total interest expense                                    3,956          1,309           5,265
                                                              -------------------------------------
     Net interest income                                      $2,460         $  151          $2,611
                                                              =====================================

/1/  Interest income on loans does not include fees on loans.

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

     The allowance for loan losses at December 31, 2001 was $4,405,385, compared to $4,432,854 at year-end 2000. The allowance in 2001 includes $4,112,733 in general reserves as compared to $4,035,958 in 2000. During 2001, the Bank had net charge-offs of $117,469 compared to net recoveries of $52,291 in 2000. Gross charged-off loans during 2001 and 2000 amounted to 0.06% of average loans. The provision for loan losses was $90,000 in 2001 compared to $60,000 for the same period in 2000. The allowance represented 1.29% of total loans at year-end 2001 versus 1.26% at year-end 2000. The allowance for loan losses as a percentage of total non-performing loans was 174.72% at December 31, 2001 compared to 236.87% at December 31, 2000. Please refer to Note 5 "Loans Receivable", in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

     As of December 31, 2001 there were no other loans not included in the tables below or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention, as of December 31, 2001 and 2000 were $7,092,289 and $5,248,151, respectively. Total non-performing assets amounted to $2,621,424 and $1,916,442 for the respective years. The increase in non-performing assets was primarily attributed to an extension of credit of approximately $400,000 to one borrower. The Bank has established a specific reserve for this extension of credit and does not expect future earnings to be materially impacted. Beginning in December 31, 1998, non-earning assets were included in impaired loans. At December 31, 2001, 2000 and 1999, loans classified 30 - 89 days delinquent were $5,800,075, $4,318,705 and $4,170,219, respectively. At December 31, 2001, loans classified as 90-days delinquent were $1,254,387 compared to $1,006,411 at December 31, 2000.

                ________________________________________________

The following table sets forth the breakdown of non-performing assets:

                                   2001         2000         1999         1998         1997
                                --------------------------------------------------------------
90 day delinquent loans /1/     $1,254,387   $1,006,411   $  711,149   $  170,999   $  691,567
Non-earning assets /2/           1,267,037      865,031    1,039,156    1,850,214      578,387
                                --------------------------------------------------------------
Total non-performing loans       2,521,424    1,871,442    1,750,305    2,021,213    1,269,954
Real estate owned                  100,000       45,000      219,000      670,153      516,153
                                --------------------------------------------------------------
Total non-performing assets     $2,621,424   $1,916,442   $1,969,305   $2,691,366   $1,786,107
                                ==============================================================
Troubled debt restructured      $      N/A   $      N/A   $      N/A   $  114,110   $  297,926
                                ==============================================================
Impaired loans                  $1,267,037   $  865,031   $1,039,156   $1,850,214   $1,942,320
                                ==============================================================

/1/  All loans 90 days or more delinquent are placed on a non-accruing status.

/2/ Loans considered to be uncollectible, pending foreclosure, or in bankruptcy proceeding, are classified as impaired.

The following table sets forth 90-day delinquent loans by category:

                                    2001         2000        1999       1998      1997
                                 --------------------------------------------------------
Real estate loans -
     Conventional                $1,048,780   $  967,663   $282,194   $136,699   $679,356
     Construction                   101,606           --         --         --         --
Consumer loans                       68,474       38,748      8,267      4,300     11,347
Commercial and municipal loans       35,527           --    420,688     30,000        636
Other loans                              --           --         --         --        228
                                 ---------------------------------------------------------
     Total                       $1,254,387   $1,006,411   $711,149   $170,999   $691,567
                                 ========================================================

The following table sets forth the allocation of the loan loss valuation allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

                                    2001                2000                1999
                             ------------------------------------------------------------
 Real estate loans -
      Conventional           $2,421    55%   86%  $2,457    55%   80%  $1,953    45%   78%
      Construction              176     4%    5%     176     4%    3%     147     3%    2%
 Collateral and
   Consumer loans               132     3%    4%     139     3%   10%     133     3%   11%
 Commercial and
   Municipal loans            1,273    29%    5%   1,446    33%    7%   1,800    42%    9%
 Impaired loans                 293     7%           130     3%           209     5%
 Other                          110     3%            85     2%            79     2%
                             ------------------------------------------------------------
 Valuation allowance         $4,405   100%  100%  $4,433   100%  100%  $4,321   100%  100%
                             ============================================================
 Valuation allowance
   As a percentage of
   Total loans                 1.29%                1.26%                1.23%
                             ===========================================================

                                        1998                 1997
                                 -----------------------------------------
 Real estate loans -
      Conventional               $1,473    48%   79%  $1,562    51%    80%
      Construction                  123     4%    2%     111     4%     1%
 Collateral and
   Consumer loans                    68     2%   11%      59     2%    11%
 Commercial and
   Municipal loans                1,007    32%    8%   1,006    33%     8%
 Impaired loans                     386    12%           323    10%
 Other                               60     2%
                                 -----------------------------------------
 Valuation allowance             $3,117   100%  100%  $3,061   100%   100%
                                 =========================================
 Valuation allowance
   As a percentage of
   Total loans                     1.30%                1.18%
                                 =========================================

Other Income and Expense

     Total non-interest income increased $742,301, or 28.18%, to $3,376,155 at December 31, 2001. Net gains on the sale of securities, bank premises, equipment, OREO and loans totaled $788,660 at year-end 2001 compared to $68,454 for the same period in 2000. The change was primarily attributed to a $591,073, or 506.75%, increase in gains on the sale of loans. Gains on the sale of loans were $707,714 in 2001 compared to $116,641 for 2000. As mentioned above, the Bank sold approximately $95 million of loans into the secondary market during 2001. Gains on the sale of securities totaled $76,863 in 2001 compared to a net loss on the sale of securities of $48,383 in 2000, a change of $125,246. Customer service fees increased slightly by $16,257, or .82%. Rental income increased by 1.91%. Brokerage service income decreased $10,228, or 9.00%, as many investors moved away from the stock market and back into Bank products.

     Total operating expenses increased $397,958, or 2.75%, to $14,877,942 at December 31, 2001. Salaries and benefits decreased $638,139, or 8.47%. The majority of the decrease was attributable to a decrease in the number of full-time employees. During 2000, the Company offered four long-term employees early retirement and it continued to realize expenses associated with the acquisition of three New London Trust FSB ("NLT") branches. Expenses associated with these efforts totaled approximately $600,000. Occupancy costs increased $80,938, or 3.65%, as the Bank realized higher costs associated with managing and maintaining its facilities. Advertising and promotion increased 9.87% during 2001, as the Bank put additional resources into its print media and radio campaigns. Depositors' insurance decreased slightly by 3.72%. Outside services decreased $91,272, or 17.71%. During 2000, the Bank used consultants to assist with its core processing selection process. The total cost was approximately $90,000. Goodwill amortization and amortization of unidentifiable intangible assets increased $37,097, or 5.07%, during 2001. Amortization associated with mortgage servicing rights increased $130,920, or 27.94%. As mentioned previously, the Bank sold a record number of loans into the secondary market during 2001. The Bank amortizes mortgage-servicing rights collected over a five-year period. During 2001, the Bank prepaid $10,000,000 in FHLB advances, incurring a penalty of $608,591. Other expenses, including postage, telephone, ATM and debit card expense, Internet banking expense and supplies, increased 10.17% during 2001 due to increased usage.

Impact of New Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements.

     FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of December 31, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets, which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

     SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

     SFAS No. 142 is effective as follows: All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

     The Company has an unidentifiable intangible asset as of December 31, 2001 in the amount of $9,668,456 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. This intangible asset is being amortized to expense over fifteen years on the straight-line method. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

     On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

     The Company's assets as of December 31, 2001 includes goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. This goodwill is being amortized at the rate of $247,156 per year. Under SFAS No. 142 this amortization will be discontinued but will be subject to the impairment review requirements of SFAS No. 142.

Accounting for Income Taxes

     The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 includes net deferred income tax expense (benefit) of $387,196, $(217,775), and $406,029, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

     The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2000 and 1999

     In 2000, the Company earned $2,412,069, or $1.17 per common share, assuming dilution, compared to $3,308,844, or $1.56 per common share, assuming dilution, in 1999. The decrease in earnings was primarily attributed to several restructuring events. During 2000, the Company continued to realize expenses associated with the acquisition of three New London Trust FSB ("NLT") branches, it offered four long term employees early retirement, consolidated its two Andover, NH offices, and realized preliminary phase expenses related to a search for a new core processing system. These efforts combined totaled approximately $700,000 before taxes.

     In 2000, the Bank originated $121.9 million in loans, a decrease of 24% from 1999. Higher interest rates during most of 2000, was the primary reason for the decline. Despite less than favorable market conditions, the mortgage origination team, commercial banking division and support staff allowed the Company to exceed budget expectations in this area.

Financial Condition

     Total assets increased by $1,948,198, or 0.42% from $461,448,330 to $463,396,528. Loans receivable and loans held-for-sale increased approximately $3.5 million, while investment securities and the investment in Charter Holding Corp., combined, resulted in a decrease of approximately $5.8 million.

     Total loans, excluding loans held-for-sale, increased $1,653,459, or 0.47% from $350,117,816 to $351,771,275. This increase was primarily attributed to an increase in real estate loans. Real estate loans increased by $26,942,028, or 9.63% from $279,822,634 to $306,764,662. As interest rates continued to rise during 2000, many consumers sought adjustable rate loans. As mentioned above, the Company holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 75% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years. The net level of loans sold into the secondary market increased by approximately $11.0 million during 2000. At December 31, 2000, the Bank had approximately $165.0 million in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk.

     The amortized cost of investment securities decreased by $8,822,591, or 13.96% from $63,201,596 to $54,379,005. The bank sold certain investment securities during 2000 to provide liquidity for loan activity. The Bank's net unrealized loss of $3,669,517 at December 31, 2000 compares to a net unrealized loss of $3,700,908 for the same period in 1999. This change of $31,391 in market value reflects a slight change in interest rates during 2000 and the resultant increase in bond values.

     Real estate owned and property acquired in settlement of loans decreased by a net $174,000, or 79.45% to $45,000. The balance represented one single-family property located in Washington, NH. During 2000, two real estate owned properties totaling $245,162, in carrying value, were sold.

     Deposits increased by $27,473,836, or 7.49% to $394,111,925 from
$366,638,089. The increase was primarily attributable to an increase in Certificates of Deposit (CDs). During 2000, CDs increased $27,040,122. NOW accounts and MMAs increased 9.58% and 9.82% respectively, while savings accounts decreased 14.36%. During 2000, the bank offered special CD rates to meet the competition, in an effort to attract and retain customer deposits. At December 31, 2000, CDs comprised 41% of total deposits versus 37% last year.

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

     Net cash flows provided by investing activities totaled $3,221,024 in 2000 compared to net cash flows used in investing activities of $37,304,322 in 1999 a change of $40,525,346. An $18,302,074 decrease in investment security activity and a $31,779,465 decrease in loans accounted for majority of the change

     In 2000, net cash flows used in financing activities totaled $1,783,865 compared to net cash provided by financing activities of $34,846,748 in 1999, a change of $36,630,613. A net increase in deposits and repurchase agreements of $39,421,274 was offset by principal payments on advances from the FHLB and a decrease in FHLB Ideal Way advances of $58,880,000. In addition, in 1999, the Company received net cash proceeds from its issuance of Capital Securities totaling $15,493,290.

     As of December 31, 2000, the Bank's tangible, core and total risk-based capital ratios were 6.55%, 6.55%, and 11.14%, respectively, well in excess of the regulators' requirements. Book value per share was $13.53 at December 31, 2000 versus $12.93 per share at December 31, 1999.

Net Interest Income

     Net interest income for the year ended December 31, 2000 increased by $2,831,418, or 21.98%, to $15,713,372. This increase is primarily attributable to the increase in loan volume due to the NLT acquisition.

     Total interest income increased by $8,096,324, or 32.73%. As mentioned above, the increase is primarily related to increased loans associated to the acquisition. In October of 1999, the Bank acquired approximately $100.0 million in loans from NLT. The Company was able to recognize a full year's worth of interest income on the loans during 2000. During 2000, the Bank's yield on loans increased to 7.77% from 7.46% in 1999.

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

Provision for Loan Losses

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

Other Income and Expense

     Total non-interest income decreased by $124,965, or 4.53% to $2,633,854. Net gains on the sale of securities, bank premises, equipment, and OREO and loans totaled $68,454 at year-end 2000 compared to $445,382 for the same period in 1999. The change was primarily attributed to a $203,492, or 63.56% decrease in gains on the sale of loans and a $136,306, or 99.86% decrease in gains on sales of bank premises, equipment, and OREO. Gains on the sale of loans were $320,133 in 1999 compared to $116,641 for 2000. As mentioned above, during 2000, as rates rose, consumers elected to write adjustable rate loans, which the Bank generally holds. Loan origination fees were flat compared to 1999, increasing only 1.51%. The 11.20% increase in customer service fees was primarily due to an increase in fee-based transaction-type accounts acquired from NLT. Rental income increased by 29.86% as the Bank leased some of its previously unoccupied property and acquired new rentals from the NLT transaction.

     Total operating expenses increased $3,935,100, or 37.32% to $14,479,984. The increase was due to many factors. Salaries and benefits increased $2,234,517, or 42.16%. The majority of the increase was attributable to early retirement expenses. During the last quarter of 2000, several long-term employees were offered a one-time early retirement incentive program. Expenses associated with this program were approximately $600,000. In addition, a full year's worth of salaries and benefits regarding new positions acquired from NLT was recognized in the year 2000. Health care and pension costs also increased by approximately 20% during 2000. Occupancy costs increased $301,921, or 15.77% as the Bank realized a full year of costs associated with the properties and leases acquired as part of the NLT transaction. In addition, two of the Bank's branches were consolidated resulting in a one-time charge to earnings of approximately $30,000. Outside services decreased $62,312, or 10.79%. Advertising and promotion decreased 33.55% during 2000, as the Bank did not have the expenses associated with the acquisition of the NLT branches. Amortization of the unidentifiable intangible asset from the NLT branch acquisition increased $610,887, or 503.05% during 2000 as the Bank recognized a full year's worth of amortization from the transaction. Other expenses increased 48.43% during 2000. Higher postage, telephone, ATM and debit card expenses accounted for the majority of the change. In July, the Bank introduced Internet Banking. Start up costs associated with this new delivery channel were approximately $25,000.

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                              SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 17, 2002

              New Hampshire Thrift Bancshares Inc. and Subsidiaries
              -----------------------------------------------------
                 Consolidated Statements of Financial Condition

As of December 31,                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                          $  22,366,440    $  16,262,878
   Federal Home Loan Bank overnight deposit                                            33,938,288       11,756,686
                                                                                    ------------------------------
       Total cash and cash equivalents                                                 56,304,728       28,019,564
   Securities available-for-sale                                                       50,332,502       39,823,268
   Securities held-to-maturity (fair values of $4,104,887 as of December 31, 2001
     and $8,522,855 as of December 31, 2000)                                            4,004,855        8,507,020
   Federal Home Loan Bank stock                                                         2,446,800        2,379,200
   Loans held-for-sale                                                                  8,636,032        1,651,200
   Loans receivable, net                                                              337,182,926      348,388,310
   Accrued interest receivable                                                          2,994,349        2,733,268
   Bank premises and equipment, net                                                     9,846,790       10,087,683
   Investments in real estate                                                             486,164          501,349
   Real estate owned and property acquired in settlement of loans                         100,000           45,000
   Goodwill                                                                             2,471,560        2,718,716
   Unidentifiable intangible asset on branch acquisitions                               9,668,456       10,231,721
   Investment in partially owned Charter Holding Corp., at equity                       2,930,042        3,088,336
   Other assets                                                                         6,531,872        5,221,893
                                                                                    ------------------------------
       Total assets                                                                 $ 493,937,076    $ 463,396,528
                                                                                    ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest bearing                                                            $  29,520,462    $  23,518,130
     Interest-bearing                                                                 393,216,532      370,593,795
                                                                                    ------------------------------
       Total deposits                                                                 422,736,994      394,111,925
   Securities sold under agreements to repurchase                                      19,054,378       12,182,497
   Federal Home Loan Bank advances                                                             --       10,000,000
   Accrued expenses and other liabilities                                               6,779,809        4,004,782
                                                                                    ------------------------------
       Total liabilities                                                              448,571,181      420,299,204
                                                                                    ------------------------------

GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR
   SUBORDINATED DEBENTURES                                                             16,400,000       16,400,000
                                                                                    ------------------------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
     no shares issued or outstanding                                                           --               --
   Common stock, $.01 par value, per share: 5,000,000 shares authorized,
     2,479,858 shares issued and 1,936,974 shares outstanding as of December 31,
     2001 and 2,479,858 shares issued and 1,973,119 shares
     outstanding as of December 31, 2000                                                   24,798           24,798
   Paid-in capital                                                                     18,110,685       17,896,810
   Retained earnings                                                                   16,986,069       15,129,160
   Accumulated other comprehensive loss                                                (1,301,372)      (2,228,130)
                                                                                    ------------------------------
                                                                                       33,820,180       30,822,638
   Treasury stock, at cost, 542,884 shares as of December 31, 2001
     and 506,739 shares as of December 31, 2000                                        (4,854,285)      (4,125,314)
                                                                                    ------------------------------

       Total shareholders' equity                                                      28,965,895       26,697,324
                                                                                    ------------------------------

       Total liabilities and shareholders' equity                                   $ 493,937,076    $ 463,396,528
                                                                                    ==============================

   The accompanying notes are an integral part of these consolidated financial statements.

              New Hampshire Thrift Bancshares Inc. and Subsidiaries
                        Consolidated Statements of Income

For the years ended December 31,                                         2001          2000          1999
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                     $27,926,139   $28,475,704   $20,799,677
   Interest and dividends on investments                            4,662,333     4,360,059     3,939,762
                                                                  ---------------------------------------
       Total interest income                                       32,588,472    32,835,763    24,739,439
                                                                  ---------------------------------------

INTEREST EXPENSE
   Interest on deposits                                            14,025,576    13,875,800    10,283,138
   Interest on advances and other borrowed money                      281,574     1,286,071       616,403
   Interest expenses on NHTB Capital Trust I capital securities     1,517,000     1,517,000       599,505
   Interest on securities sold under agreements to repurchase         395,699       443,520       358,439
                                                                  ---------------------------------------
       Total interest expense                                      16,219,849    17,122,391    11,857,485
                                                                  ---------------------------------------

       Net interest income                                         16,368,623    15,713,372    12,881,954

PROVISION FOR LOAN LOSSES                                              90,000        60,000       120,000
                                                                  ---------------------------------------
       Net interest income after provision for loan losses         16,278,623    15,653,372    12,761,954
                                                                  ---------------------------------------

OTHER INCOME
   Customer service fees                                            2,003,091     1,986,834     1,786,730
   Net gain (loss) on sales, calls and writedowns of securities        76,863       (48,383)      (11,253)
   Net gain on sales of premises, equipment and other
     real estate owned                                                  4,083           196       136,502
   Net gain on sale of loans                                          707,714       116,641       320,133
   Rental income                                                      498,017       488,678       376,352
   Brokerage service income                                           103,460       113,688       150,007
   Other income                                                       (17,073)      (23,800)          348
                                                                  ---------------------------------------
       Total other income                                           3,376,155     2,633,854     2,758,819
                                                                  ---------------------------------------

OTHER EXPENSES
   Salaries and employee benefits                                   6,896,265     7,534,404     5,299,887
   Occupancy expenses                                               2,297,049     2,216,111     1,914,190
   Advertising and promotion                                          243,526       221,645       333,552
   Depositors' insurance                                               74,453        77,332       137,756
   Outside services                                                   424,168       515,440       577,752
   Amortization of goodwill                                           247,156       247,156       247,156
   Amortization of unidentifiable intangible asset from branch
     acquisitions                                                     769,421       732,324       121,437
   Amortization of mortgage servicing rights                          599,547       468,627       251,128
   Prepayment penalty expense Federal Home Loan Bank                  608,591            --            --
   Other expenses                                                   2,717,766     2,466,945     1,662,026
                                                                  ---------------------------------------
       Total other expenses                                        14,877,942    14,479,984    10,544,884
                                                                  ---------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            4,776,836     3,807,242     4,975,889

PROVISION FOR INCOME TAXES                                          1,676,372     1,395,173     1,667,045
                                                                  ---------------------------------------
NET INCOME                                                        $ 3,100,464   $ 2,412,069   $ 3,308,844
                                                                  =======================================

Earnings per common share                                         $      1.60   $      1.17   $      1.57
                                                                  =======================================
Earnings per common share, assuming dilution                      $      1.59   $      1.17   $      1.56
                                                                  =======================================
Dividends declared per common share                               $       .64   $       .64   $       .64
                                                                  =======================================

  The accompanying notes are an integral part of these consolidated financial statements.

              New Hampshire Thrift Bancshares Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31,                                      2001           2000           1999
--------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of year                                 $     24,798    $    24,798    $    24,798
                                                              ------------------------------------------
   Balance, end of year                                       $     24,798    $    24,798    $    24,798
                                                              ==========================================

PAID-IN CAPITAL
   Balance, beginning of year                                 $ 17,896,810    $17,895,316    $17,874,567
   Increase on issuance of treasury stock for the exercise
     of stock options                                              176,879          1,375         16,500
   Tax benefit for stock options                                    36,996            119          4,249
                                                              ------------------------------------------
   Balance, end of year                                       $ 18,110,685    $17,896,810    $17,895,316
                                                              ==========================================

RETAINED EARNINGS
   Balance, beginning of year                                 $ 15,129,160    $14,044,427    $12,082,784
   Net income                                                    3,100,464      2,412,069      3,308,844
   Cash dividends paid                                          (1,243,555)    (1,327,336)    (1,347,201)
                                                              ------------------------------------------
   Balance, end of year                                       $ 16,986,069    $15,129,160    $14,044,427
                                                              ==========================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized holding gain (loss) on securities
     available-for-sale
   Balance, beginning of year                                 $ (2,228,130)   $(2,271,617)   $   255,034
   Net change                                                      926,758         43,487     (2,526,651)
                                                              ------------------------------------------
   Balance, end of year                                       $ (1,301,372)   $(2,228,130)   $(2,271,617)
                                                              ==========================================

TREASURY STOCK
   Balance, beginning of year                                 $ (4,125,314)   $(2,449,777)   $(2,457,577)
   Shares repurchased, (59,500 shares in 2001 and 134,000
     shares in 2000 and 0 shares in 1999)                         (804,875)    (1,676,187)            --
   Exercise of stock options, (23,355 shares in 2001 and
     200 shares in 2000 and 2,400 shares in 1999)                   75,904            650          7,800
                                                              ------------------------------------------
   Balance, end of year                                       $ (4,854,285)   $(4,125,314)   $(2,449,777)
                                                              ==========================================

  The accompanying notes are an integral part of these consolidated financial statements.

              New Hampshire Thrift Bancshares Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

For the years ended December 31,                                         2001           2000          1999
----------------------------------------------------------------------------------------------------------
Net income                                                         $3,100,464   $  2,412,069   $ 3,308,844
                                                                   ---------------------------------------
Other comprehensive income
  Net unrealized holding gain (loss) on securities
    available-for-sale, net of tax effect                           1,348,744         43,487    (2,526,651)
  Minimum pension liability adjustment                               (421,986)            --            --
                                                                   ---------------------------------------
        Total other comprehensive income                              926,758         43,487    (2,526,651)
                                                                   ---------------------------------------
        Comprehensive income                                       $4,027,222   $  2,455,556   $   782,193
                                                                   =======================================

Reclassification disclosure for the years ended December 31:

                                                                         2001         2000           1999
---------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on available-for-sale securities     $2,290,202    $ (16,992)   $(4,055,802)
Reclassification adjustment for realized (gains) losses in net
   income                                                             (76,863)      48,383        (60,607)
                                                                   --------------------------------------
     Other comprehensive income (loss) before income tax effect     2,213,339       31,391     (4,116,409)
Income tax (expense) benefit                                         (864,595)      12,096      1,589,758
                                                                   --------------------------------------
     Other comprehensive income (loss), net of tax                 $1,348,744    $  43,487    $(2,526,651)
                                                                   ======================================

Minimum pension liability adjustment                               $ (692,462)   $      --    $        --
Income tax benefit                                                    270,476
                                                                   --------------------------------------
                                                                   $ (421,986)   $      --    $        --
                                                                   ======================================

 Accumulated other comprehensive loss consists of the following as of December
  31:

                                                                           2001           2000
----------------------------------------------------------------------------------------------
Net unrealized losses on available-for-sale securities,
  net of taxes                                                     $   (879,386)   $(2,228,130)
Minimum pension liability adjustment, net of taxes                     (421,986)            --
                                                                   ---------------------------
Accumulated other comprehensive loss                               $ (1,301,372)   $(2,228,130)
                                                                   ===========================

  The accompanying notes are an integral part of these consolidated financial statements.

              New Hampshire Thrift Bancshares Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

For the years ended December 31,                                             2001           2000           1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $  3,100,464   $  2,412,069   $  3,308,844
   Depreciation and amortization                                          977,383        927,154        746,776
   Amortization of goodwill                                               247,156        247,156        247,156
   Amortization of unidentifiable intangible asset from branch
     acquisitions                                                         769,421        732,324        121,437
   Amortization of deferred expenses relating to issuance of
     NHTB Capital Trust I capital securities                               30,136         30,267          5,027
   (Accretion) amortization of fair value adjustments, net                 12,073        (27,378)        (1,583)
   Net (increase) decrease in loans held-for-sale                      (6,984,832)    (1,651,200)     3,775,802
   (Gain) loss from sales of premises, equipment and other
     real estate owned                                                     (4,083)        (1,346)      (136,502)
   (Gain) loss from sales, calls and writedowns of debt securities
     available-for-sale                                                   (76,863)        48,383         11,253
   Equity in loss of partially owned Charter Holding Corp.                158,294         25,000             --
   Provision for loan losses                                               90,000         60,000        120,000
   Deferred tax expense (benefit)                                         387,196       (217,775)       406,029
   (Increase) decrease in accrued interest and other assets              (782,950)       478,212        (59,087)
   Change in deferred loan origination fees and costs, net               (102,410)      (355,314)      (448,611)
   Increase (decrease) in accrued expenses and other liabilities        2,072,498      1,315,924        635,404
                                                                     ------------------------------------------
       Net cash provided by operating activities                         (106,517)     4,023,476      8,731,945
                                                                     ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of premises and equipment                               --          1,150             --
   Proceeds from sales of other real estate owned                          49,083         70,358        236,455
   Down payment received on other real estate owned                            --             --         25,000
   Capital expenditures - software                                     (1,751,998)
   Capital expenditures - premises and equipment                         (678,359)      (960,952)    (1,121,551)
   Capital expenditures - other real estate owned                              --             --        (26,840)
   Purchases of securities held-for-maturity                                   --             --    (10,006,713)
   Principal reduction on securities held-to-maturity                   4,500,000      1,500,000             --
   Proceeds from sales of securities available-for-sale                 7,662,948      9,145,330     17,003,624
   Purchases of securities available-for-sale                         (30,686,142)    (2,471,870)   (21,855,026)
   Maturities of securities available-for-sale                         14,763,381      1,000,523      5,288,824
   Purchases of Federal Home Loan Bank stock                              (67,600)      (441,200)            --
   Investment in partially owned Charter Holding Corp.                         --     (3,033,337)            --
   Cash and cash equivalents of $7,607,082 received in the
     acquisition of assets and assumption of liabilities of
     New London Trust, FSB, less cash of $930,486 for costs
     relative to the acquisition                                               --             --      6,676,596
  Increase in unidentifiable intangible assets relating to
    acquisition of assets and assumption of liabilities of New
    London Trust, FSB                                                    (206,156)       (79,609)            --
   Loan originations and principal collections, net                    11,254,656     (1,626,510)   (31,380,975)
   Purchases of loans                                                    (233,422)      (150,000)    (2,175,000)
   Recoveries of loans previously charged off                              83,987        267,141         31,284
                                                                     ------------------------------------------
       Net cash provided by (used in) investing activities              4,690,378      3,221,024    (37,304,322)
                                                                     ------------------------------------------

              New Hampshire Thrift Bancshares Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Continued)

For the years ended December 31,                                             2001            2000            1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, savings and NOW accounts           36,663,661         433,714       7,654,110
   Net increase (decrease) in time deposits                            (8,038,592)     27,079,539     (20,672,825)
   Net increase (decrease) in repurchase agreements                     6,871,881      (1,855,620)       (744,926)
   Proceeds from Federal Home Loan Bank advances                               --      35,000,000      45,000,000
   Principal payments of advances from Federal Home Loan Bank         (10,000,000)    (47,000,000)    (23,000,000)
   Net increase (decrease) in Federal Home Loan Bank Ideal Way
     advance and other borrowed funds                                          --     (12,440,000)     12,440,000
   Repurchase of treasury stock                                          (804,875)     (1,676,187)             --
   Dividends paid                                                      (1,243,555)     (1,327,336)     (1,347,201)
   Proceeds from issuance of NHTB Capital Trust I capital
     securities, less deferred expense of $906,710                             --              --      15,493,290
   Proceeds from exercise of stock options                                252,783           2,025          24,300
                                                                     --------------------------------------------
       Net cash provided by (used in) financing activities             23,701,303      (1,783,865)     34,846,748
                                                                     --------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              28,285,164       5,460,635       6,274,371
CASH AND CASH EQUIVALENTS, beginning of year                           28,019,564      22,558,929      16,284,558
                                                                     --------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                               $ 56,304,728    $ 28,019,564    $ 22,558,929
                                                                     ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Interest paid                                                   $ 15,623,039    $ 17,200,802    $ 11,732,389
                                                                     ============================================
     Income taxes paid                                               $  1,523,567    $  1,517,647    $  1,331,778
                                                                     ============================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
     Loans originated for sales of other real estate owned           $         --    $    175,000    $    355,950
                                                                     ============================================
     Transfers from loans to other assets                            $        500    $         --    $         --
                                                                     ============================================
     Transfers from loans to real estate acquired through
       foreclosure                                                   $    100,000    $    266,162    $     50,250
                                                                     ============================================
     Real estate owned transferred to premises                       $         --    $         --    $     33,000
                                                                     ============================================
     Real estate owned transferred to loans                          $         --    $    195,000    $         --
                                                                     ============================================

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

     Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, NHTB Capital Trust I, Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings, Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage and trust services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. NHTB Capital Trust I was formed to sell capital securities to the public.

     Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2001 and 2000 includes $8,517,000 and $4,868,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

     Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $0, $5,722 and $0 have been included in earnings as realized losses for the years ended 2001, 2000 and 1999, respectively.

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

     Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated statement of financial condition and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at an additional cost of $3,033,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with W.S. Griffith Inc., a wholly owned subsidiary of PM Holdings.

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

     At December 31, 2001 and 2000 the carrying amount of the Company's investment in CHC equalled the amount of the Bank's underlying equity in the net assets of CHC.

     At December 31, 2001 and 2000 the Bank had an investment of $49,500 and $56,250, respectively in debentures issued by Charter Holding Corp. This investment was classified as available-for-sale.

     Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

     Allowance for loan losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

     Advertising - The Company directly expenses costs associated with advertising as they are incurred.

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

     Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money-market accounts and certificates of deposits (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits

     Securities sold under agreements to repurchase - The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

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

     Recent Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements.

     FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of December 31, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

     SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

SFAS No. 142 is effective as follows:

     All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

     The Company has an unidentifiable intangible asset as of December 31, 2001 in the amount of $9,668,456 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. This intangible asset is being amortized to expense over fifteen years on the straight-line method. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

     On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

     The Company's assets as of December 31, 2001 includes goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. This goodwill is being amortized at the rate of $247,156 per year. Under SFAS No. 142 this amortization will be discontinued but will be subject to the impairment review requirements of SFAS No. 142.

     Reclassifications - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year's presentation.

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

NOTE 3. Acquisition of assets and assumption of liabilities of certain offices of New London Trust FSB :

     As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and its assumption of certain liabilities of New London Trust, FSB. In the transaction, the Bank acquired the following offices of New London Trust, FSB, all in the state of New Hampshire: the New London main office, the Andover branch office, and the Newbury branch office. The loans acquired and deposits assumed with the acquisition of these offices totaled approximately $81 million and $98 million, respectively. The transaction was accounted for under the purchase method of accounting. The Bank paid $930,486 in direct acquisition costs and assumed net liabilities of $10,075,387 in the transaction. The results of operations of the three offices from October 30, 1999 to December 31, 1999 are included in the statement of income of the Company for the year ended December 31, 1999. An unidentifiable intangible asset of $11,005,873 arising from the transaction is being amortized to expense over fifteen years on the straight-line method.

During 2001 and 2000 adjustments of $206,156 and $79,609 increased the unidentified intangible asset.

NOTE 4. Securities:

     The amortized cost and approximate market value of securities are summarized as follows:

                                                             Gains In         Losses In
                                                             Accumulated      Accumulated
                                                             Other            Other
                                               Amortized     Comprehensive    Comprehensive    Fair
                                               Cost          Income           Loss             Value
                                              ------------------------------------------------------------
Available-for-sale:
   December 31, 2001:
     Bonds and notes -
       U. S. Government, including agencies   $20,624,659     $368,866         $   30,626      $20,962,899
       Mortgage-backed securities              10,374,842      140,279                 13       10,515,108
       Other bonds and debentures              20,304,794       32,632          1,828,617       18,508,809
     Equity securities                            484,385          400            139,099          345,686
                                              ------------------------------------------------------------
Total available-for-sale                      $51,788,680     $542,177         $1,998,355      $50,332,502
                                              ============================================================
 December 31, 2000
     Bonds and notes -
       U. S. Government, including agencies   $16,068,759     $ 28,753         $  300,659      $15,796,853
       Mortgage-backed securities                 526,151           --                 --          526,151
       Other bonds and debentures              26,413,489       16,796          3,191,271       23,239,014
     Equity securities                            484,386           --            223,136          261,250
                                              ------------------------------------------------------------
Total available-for-sale                      $43,492,785     $ 45,549         $3,715,066      $39,823,268
                                              ============================================================

                                                             Gross          Gross
                                                             Unrecognized   Unrecognized
                                              Net Carrying   Holding        Holding        Fair
                                              Amount         Gains          Losses         Value
                                              -----------------------------------------------------
Held-to-maturity:
   December 31, 2001:
     Bonds and notes -
       U.S. government, including agencies    $1,000,465      $ 36,722         $    --     $1,037,187
       Other bonds and debentures              3,004,390        75,000          11,690      3,067,700
                                              -------------------------------------------------------
Total held-to-maturity                        $4,004,855      $111,722         $11,690     $4,104,887
                                              =======================================================
   December 31, 2000:
     Bonds and notes -
       U.S. government, including agencies    $5,501,147      $ 21,508         $    --     $5,522,655
       Other bonds and debentures              3,005,873        10,000          15,673      3,000,200
                                              -------------------------------------------------------
Total held-to-maturity                        $8,507,020      $ 31,508         $15,673     $8,522,855
                                              =======================================================

     For the years ended December 31, 2001, 2000 and 1999, proceeds from sales of debt securities available-for-sale amounted to $7,662,948, $9,145,330 and $17,003,624, respectively. Gross gains of $76,863, $46 and $84,392, and gross losses of $0, $42,707 and $23,785, were realized during 2001, 2000 and 1999, respectively, on sales of available-for-sale debt securities. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(30,446), $19,005 and $(23,806), respectively. There were no sales of available-for-sale equity securities during 2001, 2000 and 1999. There were no sales of other investments during 2001, 2000 and 1999. During 2000, the Company wrote off a security in the amount of $5,722.

     Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2001:

                                                             Fair
                                                             Value
                                                         -----------
U.S. Government, including agencies                      $19,436,461
Other bonds and debentures                                 1,840,658
                                                         -----------
   Total due after one year through five years           $21,277,119
                                                         ===========

U.S. Government, including agencies                      $        --
Other bonds and debentures                                 2,321,121
                                                         -----------
   Total due after five years through ten years          $ 2,321,121
                                                         ===========

U.S. Government, including agencies                      $ 1,526,438
Other bonds and debentures                                14,347,030
                                                         -----------
   Total due after ten years                             $15,873,468
                                                         ===========

     Maturities of debt securities classified as held-to-maturity are as follows as of December 31, 2001:

                                                          Amortized
                                                            Cost
                                                         ----------
Other bonds and debentures                               $1,004,390
                                                         ----------
   Total due after one year through five years           $1,004,390
                                                         ==========

U.S. Government, including agencies                      $1,000,465
Other bonds and debentures                                2,000,000
                                                         ----------
   Total due after ten years                             $3,000,465
                                                         ==========

     There were no issuers of securities whose aggregate book value exceeded 10% of shareholders' equity as of December 31, 2001.

     Securities, carried at $31,940,675 and $21,231,338 were pledged to secure the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2001 and 2000, respectively.

     As of December 31, 2001, the fair value of the following corporate debt security is substantially below amortized cost. Company management does not consider the decline in fair value of this security to be other than temporary.

Security Description    Fair Value     Amortized Cost    Unrealized Loss    Percent Decline
--------------------    -----------    --------------    ---------------    ---------------
Crown, Cork & Seal       $425,000        $1,044,453         $619,453            59.31%

NOTE 5. Loans receivable:

     Loans receivable consisted of the following as of December 31:

                                                           2001            2000
                                                   ----------------------------
Real estate loans
   Conventional                                    $278,811,011    $293,016,495
   Construction                                      16,644,057      13,748,167
                                                   ----------------------------
                                                    295,455,068     306,764,662
Consumer loans                                       24,756,743      32,977,606
Commercial and municipal loans                       20,127,614      11,920,346
Unamortized adjustment to fair value                     96,587         108,661
                                                   ----------------------------
   Total loans                                      340,436,012     351,771,275
     Allowance for loan losses                       (4,405,385)     (4,432,854)
     Deferred loan origination costs, net             1,152,299       1,049,889
                                                   ----------------------------
Loans receivable, net                              $337,182,926    $348,388,310
                                                   ============================

     The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

                                                                              2001           2000             1999
                                                                        ------------------------------------------
BALANCE, beginning of year                                              $4,432,854  $   4,320,563     $  3,117,068
Charged-off loans                                                         (201,456)      (214,850)        (369,463)
Recoveries                                                                  83,987        267,141           31,284
Balance relating to acquisition of
   branches of New London Trust FSB                                             --             --        1,421,674
Provision for loan losses charged to income                                 90,000         60,000          120,000
                                                                       -------------------------------------------
BALANCE, end of year                                                    $4,405,385  $   4,432,854     $  4,320,563
                                                                       ===========================================

     Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2001. Total loans to such persons and their companies amounted to $758,911 as of December 31, 2001. During 2001 advances of $2,272,767 were made and repayments totaled $3,047,495.

Impaired loans as of December 31,                                                            2001             2000
------------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                       $   1,134,966    $   1,022,137
Recorded investment in impaired loans at December 31                                $   1,267,037    $     865,031
Portion of valuation allowance allocated to impaired loans                          $     291,517    $     129,755
Net balance of impaired loans                                                       $     975,520    $     735,276
Interest income recognized on impaired loans                                        $     151,236    $      32,053
Interest income on impaired loans on cash basis                                     $     151,236    $      32,053
Recorded investment in impaired loans with a related allowance for credit losses    $   1,119,534    $     865,031
Recorded investment in impaired loans without a related allowance for credit losses $     147,503    $          --

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

                                                                                             2001             2000
                                                                                    ------------------------------
Sold loans                                                                          $ 214,576,888    $ 165,045,245
                                                                                    ==============================

Participation loans                                                                 $   6,522,000    $   2,001,477
                                                                                    ==============================


     The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2001 and 2000 was $1,403,020 and $1,009,573, respectively.

     Servicing assets of $1,013,589 and $213,480 were capitalized in 2001 and 2000, respectively. Amortization of servicing assets was $599,547 in 2001, $468,627 in 2000 and $251,128 in 1999.

     The fair value of servicing assets was $1,803,201 and $1,537,938 as of December 31, 2001 and 2000, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

                                                                                              2001            2000
                                                                                    ------------------------------
Balance, beginning of year                                                          $       89,623   $     100,000
Increase (reduction)                                                                        20,595         (10,377)
                                                                                    ------------------------------
Balance, end of year                                                                $      110,218   $      89,623
                                                                                    ==============================


NOTE 6. Bank premises and equipment:

     Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

                                                             2001          2000
                                                      -------------------------
Land                                                  $ 1,117,218   $ 1,117,218
Buildings and premises                                  8,989,687     8,884,529
Furniture, fixtures and equipment                       7,593,599     7,020,398
                                                      -------------------------
                                                       17,700,504    17,022,145
Less - Accumulated depreciation                         7,853,714     6,934,462
                                                      -------------------------
                                                      $ 9,846,790   $10,087,683
                                                      =========================

NOTE 7. Deposits:

     The following is a summary of maturities of time deposits as of December 31, 2001:

2002                            $142,656,995
2003                               7,484,404
2004                               3,371,259
2005                               1,386,732
2006                                 311,167
                                ------------
                                $155,210,557
                                ============

     Deposits from related parties held by the Bank as of December 31, 2001 and 2000 amounted to $1,164,068 and $989,473, respectively.

     As of December 31, 2001, time deposits include $46,008,017 of certificates of deposit with a minimum balance of $100,000.

NOTE 8. Securities sold under agreements to repurchase:

     The securities sold under agreements to repurchase as of December 31, 2001 and 2000 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank's safekeeping account at Fleet Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9. Income taxes:

     The components of income tax expense are as follows for the years ended December 31:

                                                2001          2000          1999
                                          --------------------------------------
Current tax expense                       $1,289,176    $1,612,948    $1,261,016
Deferred tax expense (benefit)               387,196      (217,775)      406,029
                                          --------------------------------------
     Total income tax expense             $1,676,372    $1,395,173    $1,667,045
                                          ======================================

     The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                           2001    2000   1999
                                                           --------------------
Federal income tax at statutory rate                       34.0%   34.0%  34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                        (.7)    (.4)   (.2)
   Dividends received deduction                            (1.5)   (1.7)   (.7)
   Goodwill amortization                                    1.8     2.2    1.7
   Overaccrual reversals                                   (2.2)     --     --
   Other, net                                               3.7     2.5   (1.3)
                                                           --------------------
       Effective tax rates                                 35.1%   36.6%  33.5%
                                                           ====================

   The Company had gross deferred tax as liabilities as follows as of December
31:

                                                                           2001           2000
                                                                    --------------------------
Deferred tax assets:
   Interest on non-performing loans                                 $     8,561     $   17,947
   Allowance for loan losses                                          1,035,860        978,992
   Deferred compensation                                                 38,363         39,207
   Deferred retirement expense                                          108,527        278,864
   Accrued directors fees                                                48,690         45,125
   Other                                                                  4,054          1,020
   Net unrealized holding loss on securities available-for-sale         576,792      1,441,387
   Minimum pension liability                                            270,476              -
                                                                    --------------------------
     Gross deferred tax assets                                        2,091,323      2,802,542
                                                                    --------------------------

Deferred tax liabilities:
   Deferred loan costs, net of fees                                     438,859        385,227
   Prepaid pension                                                      221,131        228,441
   Accelerated depreciation                                             456,583        391,986
   Mortgage servicing rights                                            555,737        396,560
                                                                   ---------------------------
     Gross deferred tax liabilities                                   1,672,310      1,402,214
                                                                    --------------------------

   Net deferred tax assets                                          $   419,013     $1,400,328
                                                                    ==========================

     Deferred tax assets as of December 31, 2001 and 2000 h reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

     As of December 31, 2001, the Company had no operating loss and tax credit carryover for tax purposes.

NOTE 10. Stock compensation plans:

     As of December 31, 2001, the Company had two fixed option, stock-based compensation plans, which are described below. The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" but applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    2001          2000          1999
                                              --------------------------------------
Net income                     As reported    $3,100,464    $2,412,069    $3,308,844
                               Pro forma      $3,100,464    $2,412,069    $3,180,625

Earnings per common share      As reported    $     1.60    $     1.17    $     1.57
                               Pro forma      $     1.60    $     1.17    $     1.51

Earnings per common share,     As reported    $     1.59    $     1.17    $     1.56
   assuming dilution           Pro forma      $     1.59    $     1.17    $     1.50

     Under the 1996 plan, an amount equal to 10% of the issued and outstanding common stock of the Company was reserved for future issuance. As of December 31, 1999 all such options had been granted. Under the 1998 plan, the Company may grant options for up to 208,855 shares. As of December 31, 2001 and 2000 no such options had been granted. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are exercisable immediately.

     The fair value of each option granted in 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted risk-free interest rate                                           6.03%
Weighted expected life                                                   8 years
Weighted expected volatility                                              18.82%
Weighted expected dividend yield                                   5.0% per year

     No modifications have been made to the terms of the option agreements.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                    2001                   2000                   1999
                             -------------------------------------------------------------------
                                        Weighted                Weighted                Weighted
                                        Average                 Average                 Average
                                        Exercise                Exercise                Exercise
                              Shares     Price      Shares       Price       Shares     Price
                             -------------------------------------------------------------------
Outstanding at
   beginning of year         173,005       15.70    173,205        15.69     114,655     $ 16.27
Granted                           --                     --                   64,450       14.75
Exercised                    (23,355)      10.82       (200)      10.125      (2,400)     10.125
Forfeited                     (8,850)      17.22         --                   (3,500)      21.00
                             -------                -------                  -------
Outstanding at
   end of year               140,800       16.41    173,005        15.70     173,205       15.69
                             =======                =======                  =======

Options exercisable
   at year-end               140,800                173,005                  173,205
Weighted-average
   fair value of
   options granted
   during the year               N/A                    N/A                 $   2.39

      The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                        Options Outstanding and Exercisable
         --------------------------------------------------------
                                 Number
                               Outstanding          Remaining
         Exercise Prices     as of 12/31/01     Contractual Life
         ---------------     --------------     ----------------
             10.125              11,300              4 years
              12.50              20,000              5 years
              14.75              56,500            7.5 years
              21.00              53,000              6 years
                                -------
              16.41             140,800           6.30 years
                                =======

NOTE 11. Employee benefit plans:

     Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

     The plan was amended in 2001, effective December 1, 2000, to provide certain benefits on the early retirement of certain employees. In connection with the amendment, in 2000 net periodic pension cost was erroneously charged with $262,107. In 2001 the error was corrected by reducing net periodic pension cost by $262,107. The following tables for 2000 have been restated from the tables previously presented.

     The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                      2001           2000
                                                               --------------------------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                     $ 3,285,417    $ 2,711,110
   Service cost                                                    170,959        167,062
   Interest cost                                                   236,478        212,130
   Liability loss                                                  294,091             --
   Benefits paid                                                   (88,002)       (66,992)
   Plan amendments                                                  68,784             --
   Correction of early retirement plan charge                     (262,107)            --
   Early retirement plan charge                                         --        262,107
                                                               --------------------------
       Benefit obligation at end of year                         3,705,620      3,285,417
                                                               --------------------------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year      2,477,719      2,419,654
   Actual return on plan assets                                    (56,171)      (120,530)
   Employer contribution                                           198,107        245,587
   Benefits paid                                                   (88,002)       (66,992)
                                                               --------------------------
       Fair value of plan assets at end of year                  2,531,653      2,477,719
                                                               --------------------------

Funded status                                                   (1,173,967)      (807,698)
Unrecognized net actuarial loss                                  1,685,175      1,149,048
Unrecognized prior service cost                                     47,063        (21,886)
                                                               --------------------------
       Net amount recognized                                   $   558,271    $   319,464
                                                               ==========================

Amounts recognized in the statement of condition consist of:
   Prepaid pension cost included in other assets               $   558,271    $   319,464
   Accrued benefit liability                                      (739,525)            --
   Intangible asset                                                 47,063             --
   Accumulated other comprehensive loss                            692,462             --
                                                               --------------------------
       Net amount recognized                                   $   558,271    $   319,464
                                                               ==========================

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 3.5% for 2001, 8% and 3.5% for 2000 and 8% and 3.5% for 1999, respectively. The weighted-average expected long-term rate of return on assets was 9% for 2001, 2000 and 1999.

     Components of net periodic cost:

                                                 2001         2000         1999
                                            -----------------------------------
Service cost                                $ 170,959    $ 167,062    $ 153,261
Interest cost on benefit obligation           236,478      212,130      149,478
Expected return on assets                    (234,372)    (220,515)    (152,735)
Amortization of prior service cost               (164)      (2,693)      (2,693)
Recognized net actuarial cost                  48,507       37,362       37,194
Early retirement plan charge                       --      262,107           --
Correction of early retirement plan charge   (262,107)          --           --
                                            -----------------------------------
     Net periodic cost (benefit)            $ (40,699)   $ 455,453    $ 184,505
                                            ===================================

     7,500 shares of NHTB were included in plan assets as of December 31, 2001 and 2000. In addition, 4,700 Capital Securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, with a face amount of $47,000 were included in plan assets as of December 31, 2001.

     Profit Sharing - Stock Ownership Plan - Lake Sunapee Bank, fsb, sponsors a Profit Sharing - Stock Ownership Plan. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

     For 2001, 2000 and 1999, participating employees' contributions totaled $254,808, $241,471 and $192,922, respectively. The Bank made a matching contribution of $10,000 for 2001, $21,000 for 2000 and $10,000 for 1999. A
participant's retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

NOTE 12. Commitments and contingencies:

     In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

     The Company has issued commitments to extend credit, letters of credit and has approved lines of credit loans to specific individuals and companies. The financial instruments outstanding whose contract amounts represent credit risk are as follows as of December 31:

                                                         2001               2000
                                                  ------------------------------
Commitments to extend credit                      $ 9,149,842        $11,043,950
                                                  ==============================
Letters of credit                                 $   456,398        $   354,600
                                                  ==============================
Lines of credit                                   $34,919,096        $41,763,771
                                                  ==============================

     As of December 31, 2001, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between 2002 and 2012. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2001:

2002                                         $190,937
2003                                          189,543
2004                                          183,843
2005                                          165,795
2006                                           88,752
Years thereafter                              132,650
                                            ---------
  Total minimum lease payments               $951,520
                                             ========

     Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $218,989, $221,884 and $191,048 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Commitments to purchase securities on a when issued basis totaled $1,993,750 as of December 31, 2001.

NOTE 13. Shareholders' equity:

     Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank's net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2001.

     Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

     Special bad debts deduction - In prior years, Lake Sunapee Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 2001 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 14. Earnings per share (EPS)

     Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                Income         Shares       Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                              -----------   -------------   ---------
Year ended December 31, 2001
   Basic EPS
     Net income and income available to common stockholders   $3,100,464      1,937,228      $   1.60
     Effect of dilutive securities, options                                       8,852
                                                              -------------------------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                            $3,100,464      1,946,080      $   1.59
                                                              =========================
Year ended December 31, 2000
   Basic EPS
     Net income and income available to common stockholders   $2,412,069      2,054,698      $   1.17
     Effect of dilutive securities, options                                       5,400
                                                              -------------------------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                            $2,412,069      2,060,098      $   1.17
                                                              =========================

Year ended December 31, 1999
   Basic EPS
     Net income and income available to common stockholders   $3,308,844      2,106,685      $   1.57
     Effect of dilutive securities, options                                       8,327
                                                              -------------------------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                            $3,308,844      2,115,012      $   1.56
                                                              =========================

NOTE 15. Regulatory matters:

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

     Management believes, as of December 31, 2001, that the Bank meets all capital requirements to which it is subject.

     As of December 31, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                            For Capital           Prompt Corrective
                                                      Actual             Adequacy Purposes:       Action Provisions:
                                                  -----------------      ------------------       ------------------
                                                  Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                  -------    ------      -------      -----       -------     -----
                                                                    (Dollar amounts in thousands)
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)        $34,854    10.83%      $25,746       *8.0%      $32,183      *10.0%
   Core Capital (to Adjusted Tangible Assets)      31,985     6.65        19,248       *4.0        24,060       *5.0
   Tangible Capital (to Tangible Assets)           31,985     6.65         7,218       *1.5           N/A        N/A
   Tier 1 Capital (to Risk Weighted Assets)        31,985     9.94           N/A        N/A        19,310       *6.0

As of December 31, 2000:
   Total Capital (to Risk Weighted Assets)         31,862    11.14        22,877       *8.0        28,597      *10.0
   Core Capital (to Adjusted Tangible Assets)      29,631     6.55        18,104       *4.0        22,630       *5.0
   Tangible Capital (to Tangible Assets)           29,631     6.55         6,789       *1.5           N/A        N/A
   Tier 1 Capital (to Risk Weighted Assets)        29,631    10.36           N/A        N/A        17,158       *6.0

*  greater than or equal to

NOTE 16. Fair value of financial instruments:

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

                                                              2001                            2000
                                                 ------------------------------    --------------------------
                                                    Carrying          Fair           Carrying         Fair
                                                     Amount           Value           Amount          Value
                                                 ------------------------------    --------------------------
Financial assets:
   Cash and cash equivalents                     $  56,304,728    $  56,304,728    $28,019,564    $28,019,564
   Securities available-for-sale                    50,332,502       50,332,502     39,823,268     39,823,268
   Securities held-to-maturity                       4,004,855        4,104,887      8,507,020      8,522,855
   Federal Home Loan Bank stock                      2,446,800        2,446,800      2,379,200      2,379,200
   Other investments                                    94,999           94,999         15,000         15,000
   Loans held-for-sale                               8,636,032        8,659,373      1,651,200      1,651,200
   Loans                                           337,182,926      339,250,000    348,388,310    348,929,000
   Accrued interest receivable                       2,994,349        2,994,349      2,733,268      2,733,268

Financial liabilities:
   Deposits                                        422,736,994      424,897,000    394,111,925    396,328,000
   Securities sold under agreements to
     repurchase                                     19,054,378       19,054,378     12,182,497     12,182,497
   Federal Home Loan Bank advances                          --               --     10,000,000     10,345,000
   Guaranteed preferred beneficial interests
     in junior subordinated debentures              16,400,000       16,810,000     16,400,000     15,580,000

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

NOTE 17. Condensed parent company financial statements:

     The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. ("Parent Company") for the years ended December 31:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                       2001           2000
                                                                                --------------------------
ASSETS
Cash in Lake Sunapee Bank                                                       $   896,420   $    785,272
Investment in subsidiary, Lake Sunapee Bank                                      43,433,058     40,676,934
Investment in subsidiary, NHTB Capital Trust I                                      507,300        507,300
Deferred expenses                                                                   841,280        871,416
Advances to Lake Sunapee Bank                                                       612,249        774,747
Other assets                                                                         16,250             --
                                                                                --------------------------
  Total assets                                                                  $46,306,557    $43,615,669
                                                                                ==========================

OTHER LIABILITIES
   Guaranteed preferred beneficial interest in junior subordinated debentures    16,907,300   $16,907,300
   Other liabilities                                                                 11,378        11,045
                                                                                -------------------------
     Total liabilities                                                           16,918,678    16,918,345
                                                                                -------------------------
SHAREHOLDERS' EQUITY                                                             29,387,879    26,697,324
                                                                                -------------------------
     Total liabilities and shareholders' equity                                 $46,306,557   $43,615,669
                                                                                =========================

                         CONDENSED STATEMENTS OF INCOME

                                                                            2001            2000            1999
                                                                     -------------------------------------------
Dividends from subsidiary, Lake Sunapee Bank                          $2,800,000      $5,000,000      $1,000,000
Interest expense on NHTB Capital Trust I Capital Securities            1,517,000       1,517,000         593,248
Operating income (expenses) including tax benefit                        410,083         423,028         180,875
                                                                     -------------------------------------------
Income before equity in earnings (loss) of subsidiaries                1,693,083       3,906,028         587,627
Equity in undistributed earnings (loss) of subsidiaries                1,407,381      (1,493,959)      2,721,217
                                                                     -------------------------------------------
Net income                                                            $3,100,464      $2,412,069      $3,308,844
                                                                     ===========================================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            2001            2000            1999
                                                                     -------------------------------------------
Cash flows from operating activities:
   Net income                                                         $3,100,464    $  2,412,069    $  3,308,844
   Increase in accounts receivable                                       (16,250)             --              --
   Increase in taxes payable                                              43,057           2,822             601
   Increase (decrease) in accounts payable                                (5,729)          5,729              --
   Amortization of deferred expenses relating to issuance
     of NHTB Capital Trust I capital securities                           30,136          30,267           5,027
   Equity in undistributed (earnings) loss of subsidiaries            (1,407,381)      1,493,959      (2,721,217)
                                                                     -------------------------------------------
     Net cash provided by operating activities                         1,744,297       3,944,846         593,255
                                                                     -------------------------------------------

Cash flows from investing activities:
   Additional investment in subsidiary, Lake Sunapee Bank                     --              --     (15,000,000)
   Investment in NHTB Capital Trust I                                         --              --        (507,300)
   Net change in advances to subsidiary, Lake Sunapee Bank               162,498        (774,747)        848,778
                                                                    --------------------------------------------
     Net cash provided by (used in) investing activities                 162,498        (774,747)    (14,658,522)
                                                                    --------------------------------------------

Cash flows from financing activities:
   Net change in payable to subsidiary, Lake Sunapee Bank                     --        (688,433)        692,682
   Proceeds from exercise of stock options                               252,783           2,025          24,300
   Dividends paid                                                     (1,243,555)     (1,327,336)     (1,347,201)
   Proceeds from issuance of capital securities, less deferred
     expenses of $906,710                                                     --              --      16,000,590
   Repurchase of treasury stock                                         (804,875)     (1,676,187)             --
                                                                     -------------------------------------------
     Net cash provided by (used in) financing activities              (1,795,647)     (3,689,931)     15,370,371
                                                                    --------------------------------------------

Net increase (decrease) in cash                                          111,148        (519,832)      1,305,104
Cash, beginning of year                                                  785,272       1,305,104              --
                                                                    --------------------------------------------
Cash, end of year                                                    $   896,420    $    785,272    $  1,305,104
                                                                     ===========================================

          The Parent Only Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999, and therefore are not reprinted here.

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
                                December 31, 2001

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

       Registrant's telephone number, including area code: (603) 863-0886

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

As of January 31, 2002, there were issued and outstanding 1,936,974 shares of the registrant's common stock. The common stock is listed for trading on NASDAQ under the symbol "NHTB". Based on the closing price on January 31, 2002, of $14.438 the aggregate value of the common stock outstanding held was $28.0 million.

================================================================================
                      New Hampshire Thrift Bancshares, Inc.

                                                            INDEX
PART I
Item 1.           Business...............................................................................................  50
Item 2.           Properties.............................................................................................  66
Item 3.           Legal Proceedings......................................................................................  66
Item 4.           Submission of Matters to a Vote of Security Holders....................................................  66

PART II
Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters...............................  67
Item 6.           Selected Financial Highlights..........................................................................  67
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................................  69
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk.............................................  69
Item 8.           Financial Statements and Supplementary Information
                  Report of Independent Auditors.........................................................................  69
                  Consolidated Statements of Financial Condition.........................................................  69
                  Consolidated Statements of Income......................................................................  69
                  Consolidated Statements of Changes in Shareholders' Equity.............................................  69
                  Consolidated Statements of Cash Flows..................................................................  69
                  Notes to Consolidated Financial Statements.............................................................  69
Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...................  69

PART III
Item 10.          Directors and Executive Officers of the Registrant.....................................................  69
Item 11.          Executive Compensation.................................................................................  69
Item 12.          Security Ownership of Certain Beneficial Owners and Management.........................................  69
Item 13.          Certain Relationships and Related Transactions.........................................................  69

PART IV
Item 14.          Exhibits and Reports on Form 8-K
                  Exhibits...............................................................................................  70
                  Reports on Form 8-K....................................................................................  71

                  Signatures.............................................................................................  72

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

     Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank's operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $493 million as of December 31, 2001.

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

                               LENDING ACTIVITIES

     The Bank's loan portfolio totaled $340,436,012 at December 31, 2001, representing approximately 69% of total assets. As of December 31, 2001, approximately 73% of the mortgage loan portfolio had adjustable rates. As of December 31, 2001, the Bank had sold $214,576,888 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

                                               2001                    2000                    1999
                                       ----------------------------------------------------------------------
                                                  % of Total               % of Total              % of Total
                                        Amount                  Amount                   Amount
                                       ----------------------------------------------------------------------
Real estate loans
  Conventional                         $278,811     77.22%     $279,804      78.41%     $275,563     78.22%
  Construction                           23,381      6.48%       16,333       4.58%        6,544      1.86%

Consumer loans                           24,757      6.85%       35,467       9.94%       37,954     10.77%
Commercial and municipal loans           34,111      9.45%       25,236       7.07%       32,216      9.15%
Other loans                                  --        --             2         --             4        --
                                       ----------------------------------------------------------------------
  Total loans                           361,060    100.00%      356,842     100.00%      352,281    100.00%

Unamortized adjustment to fair
  value                                      97                     109                      121
    Less - Loans held for sale               --                      --                       --
    Less - Allowance for loan losses      4,405                   4,433                    4,321
    Less - Unadvanced portion            20,720                   5,180                    2,284
    Deferred loan origination costs,
      net                                 1,151                   1,050                      695
                                       --------                --------                 --------
Loans receivable, net                  $337,183                $348,388                 $346,492
                                       ========                ========                 ========

The following sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: ($ in thousands) - continued

                                                  1998                   1997
                                          ---------------------------------------------
                                                     % of Total              % of Total
                                           Amount                  Amount
                                          ---------------------------------------------
Real estate loans
  Conventional                            $188,609      78.32%    $207,311     79.75%
  Construction                               5,461       2.27%       3,541      1.36%

Consumer loans                              27,461      11.40%      28,428     10.94%
Commercial and Municipal                    19,258       8.00%      20,027      7.70%
Other loans                                     16       0.01%         655      0.25%
                                          ------------------------------------------
  Total loans                              240,805     100.00%     259,962    100.00%
Unamortized adjustment to fair
  value                                         --                      --
    Less - Loans held for sale               3,776                     674
    Less - Allowance for loan losses         3,117                   3,061
    Less - Unadvanced portion                1,689                     901
    Deferred loan origination costs
       (fees) net                               98                    (102)
                                          --------                --------
Loans receivable, net                     $232,321                $255,224
                                          ========                ========

The following sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2001:

                                        One year        One thru          Over
Maturities                              or less        Five years       Five years         Total
Real Estate Loans -                    $12,096,314     $ 8,598,950     $274,759,804     $295,455,068
                                       -------------------------------------------------------------
Real Estate Loans with:
  Predetermined interest rates           6,301,199       3,396,876       67,550,974       77,249,049
  Adjustable interest rates              5,795,115       5,202,074      207,208,830      218,206,019
                                       -------------------------------------------------------------
                                        12,096,314       8,598,950      274,759,804      295,455,068
                                       -------------------------------------------------------------
Collateral/Consumer Loans -              2,699,481       9,913,227       12,144,035       24,756,743
                                       -------------------------------------------------------------
Collateral/Consumer Loans with:
  Predetermined interest rates           1,564,299       7,668,582        1,926,074       11,158,955
  Adjustable interest rates              1,135,182       2,244,645       10,217,961       13,597,788
                                       -------------------------------------------------------------
                                         2,699,481       9,913,227       12,144,035       24,756,743
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------
Commercial/Municipal Loans -             9,254,485       6,148,834        4,724,295       20,127,614
                                       -------------------------------------------------------------
Commercial/Municipal Loans with:
  Predetermined interest rates           1,753,667       4,074,191          290,162        6,118,020
  Adjustable interest rates              7,500,818       2,074,643        4,434,133       14,009,594
                                       -------------------------------------------------------------
                                         9,254,485       6,148,834        4,724,295       20,127,614
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------
Unamortized adjustment to fair value            --              --           96,587           96,587
                                       -------------------------------------------------------------
Totals                                 $24,050,280     $24,661,011     $291,724,721     $340,436,012
                                       =============================================================

The preceding schedule includes $1,267,037 of non-earning assets categorized within the respective loan types.

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

     The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2001 and 2000 were $7,554,110 and $5,248,151, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management's Discussion and Analysis.

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

     As of December 31, 2001, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank's buildings and investment properties.

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

Maturities of debt securities are as follows as of December 31, 2001:

                                                           Fair Value     Amortized Cost   Weighted
                                                                                           Average
                                                                                            Yield
Available-for-sale securities
U.S. Government, including agencies                      $   19,436,461   $   19,067,595   6.41
Other bonds and debentures                                    1,840,658        1,989,571   6.94
                                                         --------------   --------------
    Total due after one year through five years              21,277,119       21,057,166   6.46
                                                         ==============   ==============

U.S. Government, including agencies                                  --               --
Other bonds and debentures                                    1,843,398        1,853,419   6.81
                                                         --------------   --------------
    Total due after five year through ten years               1,843,398        1,853,419   6.81
                                                         --------------   --------------

U.S. Government, including agencies                           1,526,438        1,557,064   7.16
Other bonds and debentures                                   14,824,753       16,461,804   6.07
                                                         --------------   --------------
    Total due after ten years                                16,351,191       18,018,868   6.16
                                                         --------------   --------------
                                                             39,471,708       40,929,453
                                                         ==============   ==============

Held-to-maturity securities
U.S. Government, including agencies                                  --               --
Other bonds and debentures                                      992,700        1,004,390
                                                         --------------   --------------
    Total due after one year through five years                 992,700        1,004,390
                                                         --------------   --------------

U.S. Government, including agencies                           1,037,187        1,000,465   8.01
Other bonds and debentures                                    2,075,000        2,000,000   8.42
                                                         --------------   --------------
    Total due after ten years                                 3,112,187        3,000,465   8.32
                                                         --------------   --------------
                                                         $    4,104,887   $    4,004,855
                                                         ==============   ==============

The amortized cost and approximate market value of securities are summarized as follows:

                                                  Gains in       Losses in
                                               Accumulated     Accumulated
                                                     Other           Other
                                 Amortized   Comprehensive   Comprehensive          Fair
December 31, 2001                     Cost          Income          Income         Value
Available-for-sale:
  Bonds and notes
    U.S. Government,
      including agencies       $20,624,659      $368,866      $   30,626     $20,962,899
    Mortgage-backed
      securities                10,374,842       140,279              13      10,515,108
    Other bonds and
      debentures                20,304,794        32,632       1,828,617      18,508,809
  Equity securities                484,385           400         139,099         345,686
                               ---------------------------------------------------------
Total available-for-sale
  securities                   $51,788,680      $542,177      $1,998,355     $50,332,502
                               =========================================================

                                                      Gross            Gross
                               Net Carrying    Unrecognized     Unrecognized         Fair
                                     Amount   Holding Gains   Holding Losses        Value
Held-to-maturity:
  Bonds and notes
    U.S. Government,
      including agencies        $1,000,465      $ 36,722         $    --       $1,037,187
    Other bonds and
      debentures                 3,004,390        75,000          11,690        3,067,700
                               ----------------------------------------------------------
Total held-to-maturity
  securities                    $4,004,855      $111,722         $11,690       $4,104,887
                               ==========================================================

                                                  Gains in       Losses in
                                               Accumulated     Accumulated
                                                     Other           Other
                                 Amortized   Comprehensive   Comprehensive          Fair
December 31, 2000                     Cost          Income          Income         Value
Available-for-sale:
  Bonds and notes
    U.S. Government,
      including agencies       $16,068,759      $28,753        $  300,659    $15,796,853
    Mortgage-backed
      securities                   526,151           --                --        526,151
    Other bonds and
      debentures                26,413,489       16,796         3,191,271     23,239,014
  Equity securities                484,386           --           223,136        261,250
                               ---------------------------------------------------------
Total available-for-sale
  securities                   $43,492,785      $45,549        $3,715,066    $39,823,268
                               =========================================================

                                                      Gross            Gross
                               Net Carrying    Unrecognized     Unrecognized         Fair
                                     Amount   Holding Gains   Holding Losses        Value
Held-to-maturity:
  Bonds and notes
    U.S. Government,
      including agencies        $5,501,147       $21,508          $    --      $5,522,655
    Other bonds and
      debentures                 3,005,873        10,000           15,673       3,000,200
                               ----------------------------------------------------------
Total held-to-maturity
  securities                    $8,507,020       $31,508          $15,673      $8,522,855
                               ==========================================================

                                                   Gains in       Losses in
                                                Accumulated     Accumulated
                                                      Other           Other
                                  Amortized   Comprehensive   Comprehensive          Fair
December 31, 2000                      Cost          Income          Income         Value
Available-for-sale:
  Bonds and notes
    U.S. Treasury Notes         $ 6,001,865      $   82        $   11,635     $ 5,990,312
    U.S. Government,
      including agencies         16,554,530          --         1,017,579      15,536,951
    Mortgage-backed
      securities                    534,203          --                --         534,203
    Other bonds and
      debentures                 27,670,393       2,250         2,482,475      25,190,168
  Equity securities                 480,653          --           191,551         289,102
                                ---------------------------------------------------------
Total available-for-sale
  securities                    $51,241,644      $2,332        $3,703,240     $47,540,736
                                =========================================================

                                                      Gross            Gross
                               Net Carrying    Unrecognized     Unrecognized         Fair
                                     Amount   Holding Gains   Holding Losses        Value
Held-to-maturity:
  Bonds and notes
    U.S. Government,
      including agencies       $ 6,999,730        $ --           $191,764      $6,807,966
    Other bonds and
      debentures                 3,007,222         428            190,000       2,817,650
                               ----------------------------------------------------------
Total held-to-maturity
  securities                   $10,006,952        $428           $381,764      $9,625,616
                               ==========================================================

Deposit Activities and Other Sources of Funds

     The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominately from within the Bank's market area. The uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2001, time deposits represented approximately 37% of total deposits. Time deposits included $46,008,017 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

                                           2001      2000      1999
                                        ---------------------------
Net deposits                            $14,599   $13,598   $74,306
Interest credited on deposit accounts    14,026    13,876    10,283
                                        -------   -------   -------
Total increase in deposit accounts      $28,625   $27,474   $84,589
                                        =======   =======   =======

At December 31, 2001, the Bank had $46.0 million in certificate accounts in amounts of $100,000 or more maturing as follows: (in thousands)

                                                      Weighted
Maturity Period                         Amount    Average Rate
--------------------------------------------------------------
3 months or less                        $13,420      5.28%
Over 3 through 6 months                  15,748      5.77%
Over 6 through 12 months                 13,668      5.77%
Over 12 months                            3,172      5.25%
                                        -------      ----
     Total                              $46,008      5.59%
                                        =======      ====

The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the percentage to total deposits: (in thousands)

                                       2001               2000              1999
                                 ------------------------------------------------------
                                            % of               % of               % of
                                  Amount    Total    Amount    Total    Amount    Total
                                 ------------------------------------------------------
Checking accounts                $ 28,559     6.8%  $ 23,518     6.0%  $ 21,597     5.9%
NOW accounts                       76,354    18.0%    69,808    17.7%    64,882    17.7%
Money Market accounts              77,039    18.2%    58,906    14.9%    53,640    14.6%
Regular savings accounts           15,841     3.8%    15,178     3.9%    16,007     4.4%
Treasury savings accounts          69,690    16.5%    62,942    16.0%    74,207    20.2%
Club deposits                          43      --         96      --         96      --
                                 ======================================================
   Total                          267,526    63.3%   230,448    58.5%   230,429    62.8%
Time deposits
     Less than 12 months          142,657    33.7%   118,767    30.1%   118,648    32.4%
     Over 12 through 36 months     12,242     2.9%    42,207    10.7%    14,434     3.9%
     Over 36 months                   312     0.1%     2,690     0.7%     3,127     0.9%
                                 ------------------------------------------------------
     Total time deposits          155,211    36.7%   163,664    41.5%   136,209    37.2%
                                 ------------------------------------------------------
   Total deposits                $422,737   100.0%  $394,112   100.0%  $366,638   100.0%
                                 ======================================================

The following table presents, by various rate categories, the amount of time deposits as of December 31: (in thousands)

Time Deposits                        2001       2000       1999
-----------------------------------------------------------------
2.00% - 2.99%                    $ 29,010   $    117   $     76
3.00% - 3.99%                      18,692      4,222      8,943
4.00% - 4.99%                      28,196     31,043     89,572
5.00% - 5.99%                      13,636     30,512     30,021
6.00% - 6.99%                      59,362     90,058      4,282
7.00% - 7.99%                       6,315      7,712      3,315
                                 ------------------------------
     Total                       $155,211   $163,664   $136,209
                                 ==============================

Borrowings

     The Bank utilizes advances from the FHLB as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent on upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At

December 31, 2001, the Bank had no outstanding advances from the FHLB compared to $10.0 million at year-end 2000. See the Consolidated Financial Statements for further information regarding FHLB advances.

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

     Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2001, the Bank's regulatory limit on loans to one borrower was approximately $6.5 million. At December 31, 2001, the Bank's largest aggregate committed amount of loans to one borrower was $6,093,301, and the second largest borrower had an aggregate committed balance of $4,000,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. The HOLA requires a savings association to meet a qualified thrift leader, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2001, the Bank maintained 84.11% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift leader. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital requirement of 1.5% of total assets, as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted assets; and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     At December 31, 2001, the Bank met each of its capital requirements. For information pertaining to capital requirements, please see Note 15 of the Consolidated Financial Statements.

     Limitations on Capital Distributions. Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "Prompt Corrective Regulatory Action".

     Assessments. Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During 2001, the Bank paid assessments of $97,401.

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

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." At December 31, 2001, the Bank met the criteria for being "well-capitalized."

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

     Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

     In addition, all FDIC insured institutions are required to pay assessments to the FDIC at annual rate of approximately 0.184% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency established to recapitalize the predecessor to the SAIF. The assessments will continue until those bonds mature in 2017.

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

     New Privacy Regulations. Pursuant to the GLBA, the OTS has adopted final regulations implementing the privacy protection provisions of the GLBA. These regulations require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

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

     Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions, which they control. The Company is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLBA, any company, which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are "grandfathered" under the GLBA and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 2001, of $2.4 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $142,975, 174,037, and $126,711 during the years ended December 31, 2001, 2000, and 1999, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

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

     At the request of the Federal Housing Finance Board (the "Finance Board"), FHLB approved and submitted a capital plan to the Finance Board. The capital plan calls for a flexible capital structure whereby member institutions will be required to convert existing FHLB stock into "Class B Capital Stock." Member institutions must retain a minimum investment in Class B Capital Stock equal to the sum of (a) the institution's Members Stock Requirement, calculated as the lesser of a defined percentage of the member institution's total assets (between ..05% and .15%) and a specified cap (between $15 million and $35 million) and (b) the member institution's Activity-Based Stock Requirement, calculated as a defined percentage of the outstanding principal balance as a result of advances or acquired assets. As a condition of FHLB membership, all member institutions must comply with any adjustments to the foregoing requirements made by the FHLB's Board of Directors.

     As of September 30, 2001, the capital plan was approved by the FHLB's Board of Directors and forwarded to the Finance Board for review and approval. The capital plan will be implemented by FHLB pursuant to applicable laws and regulations within three years of the date of Finance Board approval or on a date specified by the Finance Board.

Liquidity

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 2001 was 17.89%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

State Income Tax

     The Bank is subject to an annual Business Profits Tax (BPT) imposed by the State of New Hampshire at the rate of 8.50% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. During 1993, the State of New Hampshire instituted a Business Enterprise Tax (BET), which places a tax on certain expense items. Interest, dividends, wages, benefits and pensions are taxed at a rate of 0.50%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

     Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2001, the tax amounted to $61,543.

     At December 31, 2001, LSB had a total of 146 full-time employees and 41 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

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

Item 2. Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2001:

                                     Net Book Value
                         Year    ---------------------    Expiration     Lease Renewal
Location                Opened    Leased      Owned      Date of Lease      Option
---------------------   ------   --------   ----------   -------------   -------------
9 Main Street
Newport, NH              1868               $1,290,477

565 Route 11
Sunapee, NH              1965               $   80,866

115 East Main Street
Bradford, NH             1975               $  106,337

300 Sunapee Street
Newport, NH              1978               $   88,746

165 Route 10 South
Grantham, NH             1980               $  295,610

24 Newport Road
New London, NH           1981               $  583,606

200 Heater Road
Lebanon, NH              1986               $  531,224

106 Hanover Street
Lebanon, NH              1997               $2,018,634

150 Main Street
New London, NH           1999               $  753,497

15 Antrim Road /1/
Hillsboro, NH            1994    $199,887                    2004           4 Years

83 Main Street /1/
West Lebanon, NH         1994    $120,542                    2004          10 Years

12 Centerra Pkwy. /1/
Lebanon, NH              1997    $148,466                    2007           5 Years

6 Lawrence Street /1/
Andover, NH              1999    $ 46,656                    2002           5 Years

Route 103 /1/
Newbury, NH              1999    $     --                    2002           3 Years

/1/ Operating lease, value of improvements.

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

       Period                                           High             Low
       ------------------------------------------------------------------------
2001   First Quarter                                 $  13.625        $  12.125
       Second Quarter                                   15.700           12.000
       Third Quarter                                    16.900           14.350
       Fourth Quarter                                   15.850           14.700
2000   First Quarter                                 $  13.000        $  10.375
       Second Quarter                                   12.875           11.000
       Third Quarter                                    13.125           11.500
       Fourth Quarter                                   13.500           12.000

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of December 31, 2001, New Hampshire Thrift Bancshares, Inc. had approximately 652 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or "street" name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company's Common Stock:

                                                      2001                2000
                                                    ----------------------------
First Quarter                                       $   .16              $   .16
Second Quarter                                          .16                  .16
Third Quarter                                           .16                  .16
Fourth Quarter                                          .16                  .16

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                   At December 31,
                                               --------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                               --------------------------------------------------------
Selected Balance Sheet Data:                                (In thousands, except per share data)
Total Assets                                   $493,937    $463,397    $461,448    $323,408    $317,989
Investments                                      56,784      50,724      59,581      54,171      32,167
Loans, net                                      337,183     348,388     346,492     232,321     255,224
Mortgage loans held for sale                      8,636       1,651          --       3,776         674
Deposits                                        422,737     394,112     366,638     282,049     271,227
FHLB Advances                                         -      10,000      22,000           -      10,246
Shareholders' equity                             28,966      26,697      27,243      27,780      25,563
Allowance for loan losses                         4,405       4,433       4,321       3,117       3,061
Non-performing loans                              1,267       1,871       1,750       2,021       1,270
Non-performing assets                             3,088       1,916       1,969       2,691       1,786
Book value per share                           $  14.95     $ 13.53    $  12.93    $  13.80    $  12.24

Selected Operating Data:                   2001       2000       1999       1998       1997
                                         ----------------------------------------------------
Interest income                          $ 32,588   $ 32,836   $ 24,739   $ 23,263   $ 23,386
Interest expense                           16,220     17,122     11,857     12,184     12,605
                                         --------   --------   --------   --------   --------
   Net interest income                     16,369     15,713     12,881     11,079     10,781

Provision for loan losses                      90         60        120        120        932
                                         --------   --------   --------   --------   --------
   Net interest income after provision
    for loan losses                        16,279     15,653     12,762     10,959      9,849
Total noninterest income                    3,376      2,634      2,759      2,643      2,553
Total noninterest expense                  14,878     14,478     10,544      8,880      8,398
                                         --------   --------   --------   --------   --------
   Income before income taxes               4,777      3,807      4,976      4,722      4,004
Income taxes (benefit)                      1,676      1,395      1,667      1,603      1,233
                                         --------   --------   --------   --------   --------
   Net income (loss)                     $  3,100   $  2,412   $  3,309   $  3,119   $  2,711
                                         ========   ========   ========   ========   ========

Per Share Data:
  Basic earnings                         $   1.60   $   1.17   $   1.57   $   1.49   $   1.36
  Diluted Earnings                       $   1.59   $   1.17   $   1.56   $   1.47   $   1.33
  Dividends Paid                         $   0.64   $   0.64   $   0.64   $   0.60   $   0.50

                                                                     For years ended December 31,
                                                         -------------------------------------------------
                                                           2001        2000     1999      1998       1997
                                                         -------------------------------------------------
Performance Ratios:
Return on average assets                                    0.65%      0.52%     0.91%     0.96%      0.88%
Return on average equity                                   11.07       8.88     12.08     11.76      11.44
Average equity as a percent of average assets               5.87       5.91      7.49      8.19       7.67
Interest rate spread                                        3.56       3.56      3.57      3.43       3.43
Net interest margin                                         3.64       3.64      3.75      3.69       3.67
Average interest-earning assets to average
  interest-bearing liabilities                             97.21     101.81    104.50    106.29     105.72
Operating expense as a percent of average total assets      3.13       3.05      2.36      2.74       2.66
Dividend payout ratio                                      40.00      54.70     41.03     40.82      37.59

Capital Ratios:
Tier 1 leverage capital ratio                               6.65       6.55      6.74      7.31       6.47
Total risk-based capital ratio                             10.83      11.14     11.59     12.63      11.86

Asset Quality Ratios:
Nonperforming loans as a percent of loans receivable,
  net                                                       0.38       0.53      0.51      0.86       0.50
Nonperforming assets as a percent of total assets           0.63       0.41      0.43      0.83       0.56
Allowance for loan losses as a percent of loans before
  allowance for loan losses                                 1.29       1.24      1.23      1.30       1.18
Allowance for loan losses as a percent of
  nonperforming loans                                     174.72%    236.93%   246.91%   154.23%    241.02%

Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results

The information called for by this item is contained on pages 5 through 19 of this document.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 19 of this document.

Item 8. Financial Statements

The report of independent accountants and the financial information called for by this item are contained on pages 20 through 47 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 11, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 11, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 11, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 11, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

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

Exhibit No.    Description
-----------    -----------

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

  99.1 Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company (to be filed pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934, as amended).

     (b)  Reports of Form 8-K.

               None

===========

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.


By:      /s/ John J. Kiernan                Chairman of the Board                       March 8, 2002
         -------------------
         (John J. Kiernan)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                               Title                                                Date


/s/ John J. Kiernan                Chairman of the Board                                March 8, 2002
-------------------
(John J. Kiernan)


/s/ Stephen W. Ensign              Vice Chairman of the Board,                          March 8, 2002
---------------------
(Stephen W. Ensign)                President and Chief Executive Officer
                                   (Principal Executive Officer)


/s/ Stephen R. Theroux             Director, Executive Vice President,                  March 8, 2002
----------------------
(Stephen R. Theroux)               Chief Operating Officer and Secretary


/s/ Leonard R. Cashman             Director                                             March 8, 2002
----------------------
(Leonard R. Cashman)


/s/ John A. Kelley, Jr.            Director                                             March 8, 2002
-----------------------
(John A. Kelley, Jr.)


/s/ Peter R. Lovely                Director                                             March 8, 2002
-------------------
(Peter R. Lovely)


/s/ Dennis A. Morrow               Director                                             March 8, 2002
--------------------
(Dennis A. Morrow)


/s/ Jack H. Nelson                 Director                                             March 8, 2002
------------------
(Jack H. Nelson)


/s/ Kenneth D. Weed                Director                                             March 8, 2002
-------------------
(Kenneth D. Weed)


/s/ Joseph B. Willey               Director                                             March 8, 2002
--------------------
(Joseph B. Willey)


/s/ Daryl J. Cady                  Senior Vice President and                            March 8, 2002
-----------------
(Daryl J. Cady)                    Chief Financial Officer
                                   (Principal Accounting Officer)

===========================================================

New Hampshire Thrift Bancshares, Inc.

Directors                                    Officers
---------                                    --------
John J. Kiernan, Chairman                    John J. Kiernan                             Daryl J. Cady, CPA
Stephen W. Ensign, Vice Chairman             Chairman of the Board                       Senior Vice President and
Stephen R. Theroux                                                                       Chief Financial Officer
Leonard R. Cashman                           Stephen W. Ensign
John A. Kelley, Jr.                          Vice Chairman of the Board,                 Sandra M. Blackington
Peter R. Lovely                              President and Chief Executive               Assistant Corporate Secretary
Dennis A. Morrow                             Officer
Jack H. Nelson
Kenneth D. Weed                              Stephen R. Theroux
Joseph B. Willey                             Executive Vice President,
                                             Chief Operating Officer and
                                             Corporate Secretary

===========================================================

Lake Sunapee Bank, fsb

Directors                                    Senior Vice Presidents                      Assistant Vice Presidents
---------                                    ----------------------                      -------------------------
John J. Kiernan, Chairman                    Daryl J. Cady, CPA                          Arlene F. Adams
Stephen W. Ensign, Vice Chairman             Chief Financial Officer                     Commercial Banking
Stephen R. Theroux
Leonard R. Cashman                           W. Grant MacEwan                            Erik C. Cinquemani
Ralph B. Fifield, Jr.                        Commercial Lending                          Commercial Lending
John A. Kelley, Jr.
Peter R. Lovely                              William J. McIver                           Frances E. Clow
Dennis A. Morrow                             Retail Banking                              Human Resources
Jack H. Nelson
Priscilla W. Ohler                           Robert C. O'Brien                           Stephen B. Ellis
Kenneth D. Weed                              Loan Origination                            Loan Origination
Joseph B. Willey
                                             Vice Presidents                             Marlene H. Gardner
                                             ---------------
Executive Officers                           Douglas S. Baxter                           Security Officer
------------------
John J. Kiernan                              Marketing
Chairman of the Board                                                                    Koreen M. Henne
                                             Richard G. Biron                            Retail Banking
Stephen W. Ensign                            Retail Banking
Vice Chairman of the Board,                                                              Peter N. Jennings
President and Chief Executive                Colin S. Campbell                           Loan Origination
Officer                                      Commercial Lending
                                                                                         Suzanne Johnson
Stephen R. Theroux                           H. Bliss Dayton                             Loan Servicing
Executive Vice President,                    Compliance and Internal Audit
Chief Operating Officer and                                                              Francetta Raymond
Corporate Secretary                          Paul Faber                                  Loan Operations
                                             Commercial Lending
Sandra M. Blackington                                                                    Roxanne Shedd
Assistant Corporate Secretary                Dana C. Favor                               Retail Banking
                                             Loan Review
                                                                                         Terri G. Spanos
                                             Sharon L. Whitaker                          Retail Banking
                                             Mortgage Lending
                                                                                         Marie Stevens
                                                                                         Retail Operations

=================================================================

Board of Advisors

Philip D. Allen/(1)/               Victor W. Laro
O. Prunella Anastos                Paul J. Linehan
Benjamin K. Barton                 Robert MacNeil
Kenneth O. Barton                  Elizabeth W. Maiola
William S. Berger                  John J. Marcotte
George O. Binzel                   Thomas F. McCormick
William A. Bittinger               J. David McCrillis
Paul R. Boucher                    John C. McCrillis
James F. Briggs                    Maureen McNamara
Robert S. Burgess                  F. Graham McSwiney
Walton W. Chadwick                 Kenneth Miller
Ruth I. Clough                     Thomas J. Mills
J. D. Colcord                      Linda L. Oldham
Jacqueline C. Cote                 Paul Olsen
Robert J. Cricenti                 Daniel P. O'Neill
Ernest G. Dennis, Jr.              Betty H. Ramspott
William J. Faccone, Sr.            David N. Reney
Gordon B. Flint, Sr.               Everett R. Reney
John W. Flynn, Jr.                 Genelle M. Richards
John W. Flynn, Sr.                 Edwin G. Sielewicz
Sam N. Hale                        William J. Simms
Sheffield J. Halsey                Fredric M. Smith
Louise K. Hastings                 Earl F. Strout
Douglas J. Homan                   James R. Therrien
Rita M. Hurd                       Janis H. Wallace
Alf E. Jacobson                    James P. Wheeler
Curtis A. Jacques                  Bradford C. White
Sharon J. Jacques                  John W. Wiggins, Sr.
Michael D. Johnson                 Bruce Williamson
Edward T. Kerrigan                 Thomas B. Woodger
David H. Kidder                    Michael J. Work
Janet R. Kidder                    Elizabeth Young
John J. Kiernan, Jr.

/(1)/Honorary

=================================================================

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

Legal Counsel
Thacher Proffitt & Wood
1700 Pennsylvania Avenue, NW
Washington, DC 20006

=================================================================

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 652 shareholders of record on December 31, 2001.

The following table sets forth the Company's high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2001                              High           Low
First Quarter                    $13.625        $12.125
Second Quarter                    15.700         12.000
Third Quarter                     16.900         14.350

                         Fourth Quarter                    15.850         14.700

            This Annual Report has been written by the Bank's staff.