Form 10-Q
period 2002-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2002-05-15
CIK 846931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 2002
                                            --------------

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

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of March 31, 2002, was 1,939,724.
                                                           ---------

Transitional small business disclosure format:

         Yes                                No   X
            -----                              -----

                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I.  INDEX TO FORM 10-Q                                                Page

Item 1   Condensed Financial Statements:

         Independent Accountants' Review Report                              1

         Condensed Consolidated Statements of Financial Condition -
         March 31, 2002 (unaudited) and December 31, 2001                    2

         Condensed Consolidated Statements of Operations (unaudited) -
         For the Three Months Ended March 31, 2002 and 2001                  3

         Condensed Consolidated Statements of Cash Flows (unaudited) -
         For the Three Months Ended March 31, 2002 and 2001                  4

         Notes To Condensed Consolidated Financial Statements -              6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations -                               8

Item 3   Quantitative and Qualitative Disclosures about Market Risk         14



PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                  15

Item 2   Changes in Securities                                              15

Item 3   Defaults Upon Senior Securities                                    15

Item 4   Submission of Matters to a Vote of Common Shareholders             15

Item 5   Other Information                                                  15

Item 6   Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         16




(Insert Independent Audit Letter)

                       SHATSWELL, MACLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 83 PINE STREET
                     WEST PEABODY, MASSACHUSETTS 01960-3635
                            TELEPHONE (978) 535-0206
                            FACSIMILE (978) 535-9908

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         Independent Accountants' Report
                         -------------------------------

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                        /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                        --------------------------------------
                                        SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
May 13, 2002

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                    March 31,         December 31,
                                                                                      2002                2001
                                                                                  -------------       -------------
ASSETS
Cash and due from banks                                                           $  15,926,149       $  22,366,440
Federal Home Loan Bank overnight deposit                                             31,289,058          33,938,288
                                                                                  -------------       -------------
  Cash and cash equivalents                                                          47,215,207          56,304,728
Securities available-for-sale                                                        66,996,059          50,332,502
Securities held-to-maturity                                                           4,004,268           4,004,855
Other investments                                                                     2,446,800           2,446,800
Loans held-for-sale                                                                   2,172,350           8,636,032
Loans receivable, net                                                               330,361,877         337,182,926
Accrued interest receivable                                                           2,915,093           2,994,349
Bank premises and equipment, net                                                      9,711,080           9,846,790
Investments in real estate                                                              483,054             486,164
Real estate owned and property acquired in settlement of loans                             --               100,000
Goodwill                                                                              2,471,560           2,471,560
Unidentifiable intangible asset on branch acquisitions                                9,480,109           9,668,456
Investment in partially owned Charter Holding Corp, at equity                         2,954,440           2,930,042
Other assets                                                                          6,481,705           6,531,872
                                                                                  -------------       -------------
    Total assets                                                                  $ 487,693,602       $ 493,937,076
                                                                                  =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                          $  25,254,474       $  29,520,462
Savings and interest-bearing checking accounts                                      238,879,176         238,005,975
Time deposits                                                                       150,836,333         155,210,557
                                                                                  -------------       -------------
  Total deposits                                                                    414,969,983         422,736,994
Securities sold under agreements to repurchase                                       19,099,886          19,054,378
Advances from Federal Home Loan Bank                                                       --                  --
Accrued expenses and other liabilities                                                7,688,988           6,779,809
                                                                                  -------------       -------------
    Total liabilities                                                               441,758,857         448,571,181
                                                                                  -------------       -------------

Guaranteed preferred beneficial interests in junior subordinated debentures          16,400,000          16,400,000
                                                                                  -------------       -------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no
 shares issued or outstanding                                                              --                  --
Common stock, $.01 par value per share: 5,000,000 shares authorized,
 2,479,858 shares issued and 1,939,724 shares outstanding at March 31, 2002, and 2,479,858 shares issued and 1,936,974 shares outstanding at
 December 31, 2001                                                                       24,798              24,798
Paid-in capital                                                                      18,142,310          18,110,685
Retained earnings                                                                    17,661,068          16,986,069
Accumulated other comprehensive loss                                                 (1,448,083)         (1,301,372)
                                                                                  -------------       -------------
                                                                                     34,380,093          33,820,180
Treasury stock, at cost, 540,134 shares as of March 31, 2002 and
 542,884 sharesas of December 31, 2001                                               (4,845,348)         (4,854,285)
                                                                                  -------------       -------------
    Total shareholders' equity                                                       29,534,745          28,965,895
                                                                                  -------------       -------------
    Total liabilities and shareholders' equity                                    $ 487,693,602       $ 493,937,076
                                                                                  =============       =============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                           March 31,      March 31,
                                                             2002           2001
                                                         ----------      ----------
Interest income
  Interest and fees on loans                             $6,063,779      $7,076,967
  Interest and dividends on investments                   1,083,887       1,200,023
                                                         ----------      ----------
     Total interest income                                7,147,666       8,276,990
                                                         ----------      ----------

Interest expense
  Interest on deposits                                    2,591,356       3,862,703
  Interest on advances and other borrowed money             470,026         494,107
                                                         ----------      ----------
     Total interest expense                               3,061,382       4,356,810
                                                         ----------      ----------

  Net interest income                                     4,086,284       3,920,180

Provision for loan losses                                    30,000          30,000
                                                         ----------      ----------

  Net interest income after provision for loan
    losses                                                4,056,284       3,890,180
                                                         ----------      ----------

Other income
  Customer service fees                                     559,005         455,429
  Net gain on sale of securities                             11,954          33,317
  Gain on sale of property acquired in settlement
    of loan                                                  17,725           5,874
  Net gain on sales of loans originated for sale            365,980          56,753
  Rental income                                             114,928         113,332
  Undistributed gain(loss) in CTC                            24,398            --
  Brokerage service income                                   16,715          31,738
                                                         ----------      ----------
     Total other income                                   1,110,705         696,443
                                                         ----------      ----------

Other expenses
  Salaries and employee benefits                          1,955,052       1,644,566
  Occupancy expenses                                        615,799         609,845
  Advertising and promotion                                  33,713          55,078
  Depositors' insurance                                      19,281          18,798
  Outside services                                          144,052         155,904
  Amortization of goodwill                                     --            61,789
  Amortization of unidentifiable intangible asset
    on branch acquisitions                                  188,347         184,911
  Amortization of mortgage servicing rights                 109,570         115,047
  Prepayment penalty expense Federal Home Loan Bank            --           130,981
  Other expenses                                            642,816         492,039
                                                         ----------      ----------
     Total other expenses                                 3,708,630       3,468,958
                                                         ----------      ----------

Income before provision for income taxes                  1,458,359       1,117,665

Provision for income taxes                                  471,669         378,080
                                                         ----------      ----------

Net income                                               $  986,690      $  739,585
                                                         ==========      ==========

Comprehensive net income                                 $  839,979      $1,339,403
                                                         ==========      ==========

Earnings per common share, basic                         $      .51      $      .38
                                                         ==========      ==========
     Number of Shares, basic                              1,939,724       1,935,685

Earnings per common share, assuming dilution             $      .51      $      .38
                                                         ==========      ==========
     Number of Shares, assuming dilution                  1,950,421       1,959,433

Dividends declared per common share                      $      .16      $      .16
                                                         ==========      ==========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                                March 31,           March 31,
                                                                                  2002                2001
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                                                                  $    986,690       $    739,585
  Depreciation and amortization                                                    310,547            226,439
  Amortization of goodwill                                                            --               61,789
  Amortization of unidentifiable intangible asset on branch acquisitions           188,347            184,910
  Net decrease in loans held for sale                                            6,463,682          1,651,200
  Gains from sale of debt securities available-for-sale                            (11,954)           (33,317)
  Provision for loan losses                                                         30,000             30,000
  Gain on sale of property acquired in settlement of loan                          (17,725)            (5,874)
  Decrease in accrued interest and other assets                                    170,065             24,224
  Change in deferred loan expenses and other liabilities                            46,371            (13,673)
  Increase in accrued expenses and other liabilities                               912,679            430,654
                                                                              ------------       ------------
            Net cash provided by operating activities                            9,078,702          3,295,937
                                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (105,091)          (241,828)
  Proceeds from sale of property acquired in settlement of loan                     64,225             50,874
  Proceeds from sale of debt securities available-for-sale                       1,839,951          4,651,345
  Proceeds from maturities of debt securities                                         --            4,000,000
  Purchase of securities available-for-sale                                    (18,733,905)              --
  Purchase of Federal Home Loan Bank stock                                            --              (67,600)
  Net decrease in loans to customers                                             6,759,229          1,605,762
                                                                              ------------       ------------
            Net cash provided by (used in) investing activities                (10,175,591)         9,998,553
                                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                           (7,767,011)         5,779,350
  Net increase (decrease) in repurchase agreements                                  45,508         (2,269,233)
  Decrease in advances from Federal Home Loan Bank
    and other borrowings                                                              --           (5,000,000)
  Dividends paid                                                                  (311,691)          (319,235)
  Payments to acquire treasury stock                                                  --             (484,800)
  Proceeds from exercise of stock options                                           40,562             28,187
                                                                              ------------       ------------
            Net cash used in financing activities                               (7,992,632)        (2,265,731)
                                                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (9,089,521)        11,028,759

CASH AND CASH EQUIVALENTS, beginning of period                                  56,304,728         28,019,564
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 47,215,207       $ 39,048,323
                                                                              ============       ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                                March 31,          March 31,
                                                                                   2002              2001
                                                                              ------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                              $  2,727,611       $  3,862,703
    Interest on advances and other borrowed money                                  470,026            494,107
                                                                              ------------       ------------
            Total interest paid                                               $  3,197,637       $  4,356,810
                                                                              ============       ============
    Income taxes, net                                                         $       --         $      --
                                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfers from loans to real estate acquired through foreclosure            $       --         $      --
  Transfer from real estate owned to loans                                          50,000              --
                                                                              ============       ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Note A - Basis of Presentation
------------------------------
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B - Accounting Policies
----------------------------
The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2001.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb, and its subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Impact of New Accounting Standards
-------------------------------------------
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement as of January 1, 2001. In management's opinion, the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions were effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

The adoption of SFAS No. 141 had no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of December 31, 2001 or as of the date of the issuance of these condensed consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The Company has an unidentifiable intangible asset as of March 31, 2002 in the amount of $9,480,109 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. This intangible asset is being amortized to expense over fifteen years on the straight-line method. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

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

The Company's assets as of March 31, 2002 includes goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. Under SFAS No. 142 this amortization was discontinued as of January 1, 2002, but will be subject to the impairment review requirements of SFAS No. 142.

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

         The Company's profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. Current regulations enable the Bank to pay to the Company the higher of an amount equal to seventy-five per cent of the Bank's prior four quarter earnings or up to fifty per cent of excess capital plus total current year earnings. As of March 31, 2002, the Company had $950,650 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

         During the first three months of 2002, total assets decreased by $6,243,474, or 1.26%, from $493,937,076 to $487,693,602. Cash and cash equivalents decreased $9,089,521 from December 31, 2001, as the bank had lower balances in correspondent accounts at the end of the first quarter than it did at year-end. Deposits held in the Federal Home Loan Bank overnight account were comparable to year-end.

         Total gross loans (including loans held-for-sale) decreased $13,218,964, or 3.79%, from $349,072,044 to $335,853,080. During the first three months of 2002, the Bank originated $48.9 million in loans, had pay-offs of approximately $36.2 million, normal amortization of approximately $7.3 million, and loans sold into the secondary market totaling $18.6 million. With interest rates continuing to hover at all time lows, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At March 31, 2002, the Bank had $231,617,972 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2002, adjustable rate mortgages comprised approximately 77% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

         As of March 31, 2002, gross investment securities increased $16,892,167, or 29.00%, from $58,240,336 to $75,132,503 (at amortized cost).
During the first three months of 2002, the Bank purchased approximately $18.7 million in securities and had sales and calls of securities, totaling approximately $1.8 million. During the first quarter of 2002, the Bank purchased mortgage-backed securities (MBS) and short-term commercial paper. The Bank purchased MBS in an effort to offset the decrease in loans held in portfolio. The average life of the MBS is less than five years. The Bank also purchased $10.0 million in short-term commercial paper. These securities were purchased at intervals, which match short-term liabilities. In addition, the Bank continues to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect against interest rate risk. The Bank purchases primarily U.S. Agency securities with maturities of less than 4 years. As the issues near maturity, the Bank will sell and re-invest the proceeds in similar maturity instruments. The Bank's net unrealized loss was $1,301,372 at December 31, 2001 compared to $1,448,083 at March 31,

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


2002. This change of $146,711 reflects an increase in interest rates and the corresponding decline in investment security market values.

         Real estate owned and property acquired in settlement of loans decreased by $100,000 to zero at March 31, 2002. During the first quarter, the Bank sold a single-family dwelling located in Newport, NH. No loss was recorded on this sale.

         Deposits decreased by $7,767,011, or 1.84%, to $414,969,983 from
$422,736,994 at year-end. Non-interest bearing checking accounts decreased $4,265,988, or 14.45%. Savings and interest-bearing checking accounts increased $873,201, or 0.37%. Time deposits decreased $4,374,224, or 2.82%. As time deposits began to mature during the second quarter, customers elected to roll funds into lower cost investment products. In addition, seasonal activity accounted for a portion of the change in non-interest bearing checking accounts.

         Securities sold under agreement to repurchase decreased slightly by $45,508, to $19,099,886 from $19,054,378. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

         The Bank had no long-term advances from the FHLB at year-end or March 31, 2002.

         Accrued expenses and other liabilities increased $909,179 to $7,688,988 from $6,779,809. Secondary market loan payments held in escrow at March 31, 2002 accounted for the majority of the increase.

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

         The allowance for loan losses at March 31, 2002 was $4,424,781, compared to $4,405,385 at year-end 2001. As of March 31, 2002, the allowance included $4,131,611 in general reserves compared to $4,112,733 at year-end 2001. The total allowance represented 1.32% of total loans at March 31, 2002 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 163.01% at March 31, 2002, compared to 174.72% at December 31, 2001. During the first three months of 2002, the Bank had net charge-offs of $10,604 compared to $3,549 during the first three months of 2001.

         Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2002, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Total classified loans, excluding special mention as of March 31, 2002, were $7,121,053 compared to $7,092,289 at December 31, 2001. At March 31, 2002,
loans 30 - 89 days delinquent were $5,608,608 compared to $5,800,075 at December 31, 2001. At March 31, 2002, loans classified as 90 days delinquent were $1,830,432 compared to $1,254,387 at December 31, 2001. At March 31, 2002,
non-earning assets were $884,027 compared to $1,267,037 at year-end 2001. Total non-performing assets amounted to $2,714,459 and $2,621,424, for March 31, 2002 and December 31, 2001, respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                                          March 31,         December 31,
                                                            2002                2001
                                                      ---------------     --------------
90 day delinquent loans (1)                           $1,830    0.38%     $1,254   0.25%
Non-earning assets (2)                                   884    0.18%      1,267   0.26%
Other real estate owned                                   --      --         100   0.02%
                                                      ---------------     --------------
Total non-performing assets                           $2,714    0.56%     $2,621   0.53%
                                                      ===============     ==============
Impaired loans                                        $  884    0.18%     $1,267   0.26%
                                                      ===============     ==============

(1)  All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):


                                                          March 31,        December 31,
                                                            2002               2001
                                                     ---------------     --------------
Real estate loans -
  Conventional                                       $2,432      86%     $2,421     86%
  Construction                                          177       4%        176      5%
Collateral and Consumer                                 133       5%        132      4%
Commercial and Municipal                              1,279       5%      1,273      5%
Impaired Loans                                          294      --         293     --
Other loans                                             110      --         110     --
                                                     ---------------     --------------
Valuation allowance                                  $4,425     100%     $4,405    100%
                                                     ===============     ==============
Total valuation allowance as a
  Percentage of total loans                           1.32%               1.26%
                                                      ====                ====

Comparison of the Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001

         Net income for the three months ended March 31, 2002 was $986,690, or $.51 per common share (assuming dilution), compared to $739,585, or $.38 per common share (assuming dilution), for the same period in 2001, an increase of $247,105, or 33.41%.

         Net interest income increased $166,104, or 4.24%, for the first three months of 2002 as compared to the same period in 2001. The increase was primarily due to a decrease in interest on deposits. The Bank offered certificate of deposit specials during 2000 and into early 2001 in order to retain and attract customer deposits. Many of these CDs are beginning to mature. With interest rates still near or at historic lows, the CD specials are rolling into lower costing investment products.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Total interest income for the three months ended March 31, 2002 decreased by $1,129,324, or 13.64%, to $7,147,666 from $8,276,990 for the same period in 2001. Interest on loans decreased $1,013,188, or 14.32% for the three-month period. A lower interest rate environment and a decrease in total loans held in portfolio accounted for the majority of the change. Total loans held in portfolio decreased from $340,436,012 at December 31, 2001 to $333,680,730 at March 31, 2002. The decrease in total loans was primarily attributable to the lower interest rate environment. As customers refinanced mortgage loans, the Bank sold them into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream.

         Interest and dividends on investment securities decreased $116,136 from $1,200,023 for the three months ended March 31, 2001 to $1,083,887 for the same period in 2001. A lower overall yield on investment securities accounted for the change.

         For the three months ended March 31, 2002, total interest expense decreased by $1,295,428, or 29.73%, to $3,061,382 from $4,356,810 for the same period in 2001. Interest on deposits decreased $1,271,347. The decrease in deposit interest was primarily attributable to volume associated with offering certificate of deposit specials. Specials that were offered in late 2000 and early 2001 are beginning to mature and reprice into the current rate environment. As mentioned above, interest rates remain low; as a result, the CD specials are rolling into lower costing instruments. Interest on advances and other borrowed money decreased $24,081 due to lower outstanding balances in repurchase agreements. The bank did not have any outstanding FHLB advances at the end of the first quarter. FHLB advances totaled $5,000,000 at March 31, 2001.

         The provision for loan losses totaled $30,000 for the three months ended March 31, 2002 and 2001. The total allowance for loan losses represented 1.32% of total loans at March 31, 2002 compared to 1.27% for the same period in 2001. The allowance for loan losses totaled $4,424,781 at March 31, 2002, compared to $4,459,305 at March 31, 2001.

         For the three months ended March 31, 2002, total other income increased by $414,262, or 59.48%, from $696,443 in 2001 to $1,110,705 for the same period in 2002. The change was primarily a result of a $309,227 increase in net gains on the sale of loans and a $103,576 increase in customer service fees. Brokerage service income decreased $15,023, or 47.33%, from $31,738 in 2001 to $16,715 in 2002, while the undistributed income in Charter Trust Company increased $24,398.

         Total operating expenses increased $239,672, or 6.91%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Salaries and benefits increased $310,486, or 18.88%. Due to lower interest rates and the resulting returns, the Bank's defined benefit pension contribution was considerably higher than previously. In addition, the Bank realized costs associated with its conversion to a new Internet Banking platform. With the adoption of SFAS No. 142, the Bank was able to discontinue amortizing certain goodwill, which resulted from the acquisition of Landmark Bank in 1997. The goodwill was being amortized at a rate of $247,156 per year, or $61,789 per quarter. The goodwill will be subject to the impairment review requirements of SFAS No. 142. During the first quarter of 2001, the Bank realized expenses associated with the prepayment of a FHLB advances. The penalty amounted to approximately $130,000, before taxes.

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

         The Bank's one-year gap at March 31, 2002, was -8.28%, compared to the December 31, 2001 gap of -9.46%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank's gap, of approximately negative eight percent at March 31, 2002, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of December 31, 2001 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

        Change                           Net Portfolio Value                    NPV as % of PV Assets
       in Rates            $ Amount          $ Change         % Change          NPV Ratio       Change
---------------------    --------------  -------------------  ---------     --------------- --------------
       +300 bp ..........   52,787            -9,573            -15%              10.52%        -162 bp
       +200 bp ..........   56,812            -5,548             -9%              11.22%         -92 bp
       +100 bp ..........   59,974            -2,386             -4%              11.75%         -39 bp
         0  bp ..........   62,360                --             --               12.14%             --
       -100 bp ..........   63,565             1,205             +2%              12.33%         +18 bp
       -200 bp ..........       --                --             --                  --              --
       -300 bp ..........       --                --             --                  --              --

For the current reporting cycle, the OTS has suppressed all model outputs associated with the -300 and - 200 bps scenarios because of the abnormally low prevailing interest rate environment.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

         The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2002, the Bank had approximately $145,000,000 in additional borrowing capacity from the FHLB.

         At March 31, 2002, the Company's shareholders' equity totaled $29,534,745, or 6.06% of total assets, compared to $28,965,895, or 5.86% of total assets at year-end 2001. The Company's Tier I core capital was 7.06% at March 31, 2002 compared to 6.65% at year-end. The increase in shareholders' equity of $568,850 reflects net income of $986,690, the payment of $311,691 in common stock dividends, the change of $8,938 in treasury stock, proceeds of $31,625 for the exercise of stock options and the change of $146,711 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a slight increase in interest rates during the first quarter of 2002 and the corresponding fall in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2002, 59,500 shares of common stock had been repurchased.

         For the three months ended March 31, 2002, net cash provided by operating activities was $9,078,702, versus $3,295,937 for the same period in 2001. A net decrease in loans held for sale and accrued interest and other assets and a net change in accrued expenses and other liabilities accounted for the majority of the change. Net cash used in investing activities amounted to $10,175,591 for the three months ended March 31, 2002, compared to net cash provided by investing activities of $9,998,553 for the same period in 2001, a change of $20,174,144. An increase in available-for-sale securities accounted for the majority of the change. Net investment security activity used cash flows of $16,893,954 in 2002 compared to providing cash flows of $8,583,745 in 2001. A net decrease in loans to customers provided cash flows of $6,759,229 compared to $1,605,762 for the same period in 2001. For the three months ended March 31, 2002, net cash flows used in financing activities amounted to $7,992,632 compared to $2,265,731 for the same period in 2001, a change of $5,726,901. A net change in deposits and repurchase agreements of $11,231,620 was offset by a decrease in advances from the FHLB and other borrowings of $5,000,000.

         The Bank expects to be able to fund loan demand and other investing during 2002 by continuing to use funds provided from customer deposits, as well as the FHLB's advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company's liquidity, capital resources or results of operations.

         Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2002, the Bank's ratios were 7.06%, 7.06%, and 11.56%, respectively, well in excess of the regulators' requirements.

         Book value per share was $15.23 at March 31, 2002, versus $14.06 per share at March 31, 2001. The increase in paid-in capital and retained earnings and the decrease in the number of shares outstanding accounted for the increase in book value per share.

Part I.  Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In management's opinion, there has been no material change in market risk since disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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




Date:      May 14, 2002                /s/ Stephen W. Ensign
     ------------------------          -------------------------------------
                                       Stephen W. Ensign
                                       Vice Chairman of the Board, President
                                       and Chief Executive Officer

Date:      May 14, 2002                /s/ Stephen R. Theroux
     ------------------------          -------------------------------------
                                       Stephen R. Theroux
                                       Executive Vice President and
                                       Chief Operating Officer

Date:      May 14, 2002                /s/ Daryl J. Cady
     ------------------------          -------------------------------------
                                       Daryl J. Cady
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)