Form 10-Q
period 2002-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2002-08-14
CIK 846931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarter Ended June 30, 2002

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

                   Yes  X                No____

The number of shares outstanding of each of the issuer's classes of common stock, $.01 par value per share, as of June 30, 2002, was 1,948,824.

Transitional small business disclosure format:

                   Yes____               No   X

                      NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1    Condensed Consolidated Financial Statements:

          Independent Accountants' Review Report                              1

          Condensed Consolidated Statements of Financial  Condition -
          June 30, 2002 (unaudited) and December 31, 2001                     2

          Condensed Consolidated Statements of Operations (unaudited) -
          For the Six Months Ended June 30, 2002 and 2001
          For the Three Months Ended June 30, 2002 and 2001                   3

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          For the Six Months Ended June 30, 2002 and 2001                     4

          Notes To Condensed Consolidated Financial Statements -              6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations -                               8

Item 3    Quantitative and Qualitative Disclosures about Market Risk         15

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                  16

Item 2    Changes in Securities                                              16

Item 3    Defaults Upon Senior Securities                                    16

Item 4    Submission of Matters to a Vote of Common Shareholders             16

Item 5    Other Information                                                  16

Item 6    Exhibits Reports on Form 8-K                                       16

          Signatures                                                         17

                       SHATSWELL, MACLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 83 PINE STREET
                     WEST PEABODY, MASSACHUSETTS 01960-3635
                            TELEPHONE (978) 535-0206
                            FACSIMILE (978) 535-9908


The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

                         Independent Accountants' Report

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of June 30, 2002 and the related condensed consolidated statements of operations and cash flows for the six-month periods ended June 30, 2002 and 2001 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


                                           /s/SHATSWELL, MacLEOD & COMPANY, P.C.
                                           SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
August 13, 2002

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2002 and December 31, 2001

                                                                            June 30,         December 31,
                                                                              2002               2001
                                                                          --------------    --------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                   $   18,571,454    $   22,366,440
Federal Home Loan Bank overnight deposit                                      15,656,575        33,938,288
                                                                          --------------    --------------
 Cash and cash equivalents                                                    34,228,029        56,304,728
Securities available-for-sale                                                 82,752,526        50,332,502
Securities held-to-maturity                                                    4,003,579         4,004,855
Other investments                                                              2,386,400         2,446,800
Loans held-for-sale                                                            8,193,276         8,636,032
Loans receivable, net                                                        321,613,874       337,182,926
Accrued interest receivable                                                    2,930,209         2,994,349
Bank premises and equipment, net                                               9,548,556         9,846,790
Investments in real estate                                                       479,943           486,164
Real estate owned and property acquired in settlement of loans                         -           100,000
Goodwill                                                                       2,471,560         2,471,560
Unidentifiable intangible asset on branch acquisitions                         9,291,763         9,668,456
Investment in partially owned Charter Holding Corp, at equity                  2,982,622         2,930,042
Other assets                                                                   7,242,097         6,531,872
                                                                          --------------    --------------
     Total assets                                                         $  488,124,434    $  493,937,076
                                                                          ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Checking accounts (non-interest-bearing)                                  $   27,491,499    $   29,520,462
Savings and interest-bearing checking accounts                               250,342,513       238,005,975
Time deposits                                                                135,956,729       155,210,557
                                                                          --------------    --------------
 Total deposits                                                              413,790,741       422,736,994
Securities sold under agreements to repurchase                                21,955,232        19,054,378
Accrued expenses and other liabilities                                         5,368,769         6,779,809
                                                                          --------------    --------------
     Total liabilities                                                       441,114,742       448,571,181
                                                                          --------------    --------------
Guaranteed preferred beneficial interests in junior
 subordinated debentures                                                  $   16,400,000    $   16,400,000
                                                                          --------------    --------------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized,
 no shares issued or outstanding                                                       -                 -
Common stock, $.01 par value per share: 5,000,000 shares authorized,
 2,479,858 shares issued and 1,948,824 shares outstanding at
 June 30, 2002, and 2,479,858 shares issued and 1,936,974 shares
 outstanding at December 31, 2001                                                 24,798            24,798
Paid-in capital                                                               18,232,099        18,110,685
Retained earnings                                                             18,215,733        16,986,069
Accumulated other comprehensive loss                                          (1,047,165)       (1,301,372)
                                                                          --------------    --------------
                                                                              35,425,465        33,820,180
Treasury stock, at cost, 531,034 shares as of June 30, 2002
 and 542,884 shares as of December 31, 2001                                   (4,815,773)       (4,854,285)
                                                                          --------------    --------------
     Total shareholders' equity                                               30,609,692        28,965,895
                                                                          --------------    --------------
     Total liabilities and shareholders' equity                           $  488,124,434    $  493,937,076
                                                                          ==============    ==============

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                               2002           2001            2002            2001
                                                           ------------   ------------    ------------    -------------
Interest income
  Interest and fees on loans                               $  6,004,031   $  7,214,747    $ 12,067,810    $  14,291,714
  Interest and dividends on investments                       1,123,290      1,061,365       2,207,177        2,261,388
                                                           ------------   ------------    ------------    -------------
     Total interest income                                    7,127,321      8,276,112      14,274,987       16,553,102
                                                           ------------   ------------    ------------    -------------

Interest expense
  Interest on deposits                                        2,314,566      3,821,106       4,905,922        7,683,809
  Interest on advances and other borrowed money                 462,248        459,967         932,274          954,074
                                                           ------------   ------------    ------------    -------------
     Total interest expense                                   2,776,814      4,281,073       5,838,196        8,637,883
                                                           ------------   ------------    ------------    -------------
  Net interest income                                         4,350,507      3,995,039       8,436,791        7,915,219

Provision for loan losses                                        30,000         30,000          60,000           60,000
                                                           ------------   ------------    ------------    -------------
  Net interest income after provision for loan losses         4,320,507      3,965,039       8,376,791        7,855,219
                                                           ------------   ------------    ------------    -------------
Other income
  Customer service fees                                         675,771        557,676       1,234,776        1,013,105
  Net gain on sales of securities                                21,303         16,575          33,257           49,892
  Gain on sales of property acquired in settlement
   of loans                                                           -              -          17,725            5,874
  Net gain on sales of loans originated for sale                205,392         77,508         571,372          134,261
  Rental income                                                 102,672        114,909         217,600          228,241
  Undistributed gain in CTC                                      28,182              -          52,580                -
  Brokerage service income                                       48,348         28,438          65,063           60,176
                                                           ------------   ------------    ------------    -------------
     Total other income                                       1,081,668        795,106       2,192,373        1,491,549
                                                           ------------   ------------    ------------    -------------
Other expenses
  Salaries and employee benefits                              1,962,603      1,653,671       3,917,655        3,298,237
  Occupancy expenses                                            600,668        593,576       1,216,467        1,203,421
  Advertising and promotion                                      62,169         64,634          95,882          119,712
  Depositors' insurance                                          18,517         18,538          37,798           37,336
  Outside services                                              200,427        122,140         344,479          278,044
  Amortization of goodwill                                            -         61,789               -          123,578
  Amortization of unidentifiable intangible asset on
   branch acquisitic                                            188,346        184,910         376,693          369,821
  Amortization of mortgage servicing rights                     206,266        149,044         315,836          264,091
  Prepayment penalty expense Federal Home Loan Bank                   -              -               -          130,981
  Other expenses                                                900,223        729,439       1,543,039        1,221,478
                                                           ------------   ------------    ------------    -------------
     Total other expenses                                     4,139,219      3,577,741       7,847,849        7,046,699
                                                           ------------   ------------    ------------    -------------
Income before provision for income taxes                      1,262,956      1,182,404       2,721,315        2,300,069

Provision for income taxes                                      395,871        414,284         867,540          792,364
                                                           ------------   ------------    ------------    -------------
Net income                                                 $    867,085   $    768,120    $  1,853,775    $   1,507,705
                                                           ============   ============    ============    =============
Comprehensive net income                                   $  1,268,003   $    823,199    $  2,107,982    $   2,162,602
                                                           ============   ============    ============    =============
Earnings per common share, basic                           $       0.44   $       0.40    $       0.95    $        0.78
                                                           ============   ============    ============    =============
     Number of Shares, basic                                  1,948,824      1,923,185       1,948,824        1,923,185

Earnings per common share, assuming dilution               $       0.44   $       0.40    $       0.94    $        0.78
                                                           ============   ============    ============    =============
     Number of Shares, assuming dilution                      1,962,721      1,941,189       1,962,721        1,941,189

Dividends declared per common share                        $       0.16   $       0.16    $       0.32    $        0.32
                                                           ============   ============    ============    =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               June 30,           June 30,
                                                                                 2002               2001
                                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      1,853,775   $      1,507,705
  Depreciation and amortization                                                    634,174            454,880
  Amortization of goodwill                                                               -            123,578
  Amortization of unidentifiable intangible asset and branch acquisitions          376,693            369,821
  Net (increase) decrease in loans held-for-sale                                   442,756         (2,487,475)
  Amortization of mortgage servicing rights                                        315,836            264,091
  Undistributed gain in CTC                                                        (52,580)                 -
  Net gains on sales of debt securities available-for-sale                         (33,257)           (49,892)
  Provision for loan losses                                                         60,000             60,000
  Gain on sales of property acquired in settlement of loans                        (17,725)            (5,874)
  Increase in accrued interest receivable and other assets                      (1,128,656)        (1,169,628)
  Change in deferred loan origination fees and cost, net                           (49,845)          (199,883)
  Increase (decrease) in accrued expenses and other liabilities                 (1,411,040)         1,552,391
                                                                          ----------------   ----------------
         Net cash provided by operating activities                                 990,131            419,714
                                                                          ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (329,719)          (169,815)
  Proceeds from saleS of other real estate owned                                    64,225             50,874
  Proceeds from sales of debt securities available-for-sale                      3,028,391         11,427,631
  Proceeds from maturities of debt securities available-for-sale                 5,000,000                  -
  Proceeds from maturities of held-to-maturity securities                                -          4,000,000
  Purchases of securities available-for-sale                                   (39,992,940)        (5,558,949)
  Proceeds from redemption (purchase) of Federal Home Loan Bank stock               60,400            (67,600)
  Net (increase) decrease in loans to customers                                 15,612,397         (2,495,892)
                                                                          ----------------   ----------------
         Net cash provided by (used in) investing activities                   (16,557,246)         7,186,249
                                                                          ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                           (8,946,253)        14,568,551
  Net increase (decrease) in repurchase agreements                               2,900,854         (1,778,034)
  Decrease in advances from Federal Home Loan Bank
   and other borrowings                                                                  -         (5,000,000)
  Dividends paid                                                                  (624,111)          (618,548)
  Payments to acquire treasury stock                                               (82,696)          (804,875)
  Proceeds from exercise of stock options                                          242,622            121,207
                                                                          ----------------   ----------------
         Net cash provided by (used in) financing activities                    (6,509,584)         6,488,301
                                                                          ----------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (22,076,699)        14,094,264
CASH AND CASH EQUIVALENTS, beginning of period                                  56,304,728         28,019,564
                                                                          ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                                  $     34,228,029   $     42,113,828
                                                                          ================   ================

     The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               June 30,           June 30,
                                                                                 2002               2001
                                                                          ----------------   ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest on deposit accounts                                          $      5,154,063   $      7,683,809
    Interest on advances and other borrowed money                                  932,274            954,074
                                                                          ----------------   ----------------
         Total interest paid                                              $      6,086,337   $      8,637,883
                                                                          ================   ================
    Income taxes, net                                                     $        680,000   $        772,500
                                                                          ================   ================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
    Transfers from loans to real estate acquired through foreclosure      $              -   $         50,000
    Transfer from real estate owned to loans                                        53,500                  -
                                                                          ================   ================

     The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Note A - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B - Accounting Policies
The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2001.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb, and the Bank's subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Impact of New Accounting Standards
FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions were effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

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

The adoption of SFAS No. 141 had no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these condensed consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

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

The Company has an unidentifiable intangible asset as of June 30, 2002 in the amount of $9,291,763 that arose from the Company's purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. This intangible asset is being amortized to expense over fifteen years on the straight-line method. This accounting is in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and will not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset will be subject to the impairment review requirements of SFAS No. 121.

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

The Company's assets as of June 30, 2002 includes goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. Under SFAS No. 142 this amortization was discontinued as of January 1, 2002, but is subject to the impairment review requirements of SFAS No. 142.

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

     The Company's profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank's earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2002, the Company had $430,823 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities interest payments. Subsequent to June 30, 2002, the Bank upstreamed $1,500,000 to the Company.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

     During the first six months of 2002, total assets decreased by $5,812,642, or 1.18%, from $493,937,076 to $488,124,434. Cash and cash equivalents decreased $22,076,699 from December 31, 2001, as the bank used Federal Home Loan Bank
(FHLB) overnight deposits to invest in various securities held as available-for-sale. Deposits held in the Federal Home Loan Bank overnight account decreased $18,281,713 during the first six months of 2002 from $33,938,288 at December 31, 2001 to $15,656,575.

     Total gross loans (including loans held-for-sale) decreased $15,912,377, or 4.56%, from $349,072,044 to $333,159,667. During the first six months of 2002, the Bank originated $90.0 million in loans, had pay-offs of approximately $66.2 million, had normal amortization of approximately $13.5 million, and sold a net $26.2 million of loans sold into the secondary market. With interest rates remaining near historically low levels, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank's market area and to purchase investment securities. At June 30, 2002, the Bank had $240,729,435 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2002, adjustable rate mortgages comprised approximately 78% of the Bank's real estate mortgage loan portfolio. This is consistent with prior years.

     As of June 30, 2002, gross investment securities increased $31,937,405, or 54.84%, from $58,240,336 to $90,177,741 (at amortized cost). During the first six months of 2002, the Bank purchased approximately $39.9 million in securities and had sales and calls of securities, totaling approximately $8.0 million. During the first six months of 2002, the Bank purchased mortgage-backed securities (MBS) and short-term commercial paper. The Bank purchased MBS in an effort to offset the decrease in loans held in portfolio. The average life of the MBS is less than five years. The Bank also purchased $10.0 million in short-term commercial paper. These securities were purchased at various maturities, which match short-term liabilities. In addition, the Bank continued to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect the Bank against interest rate risk. The Bank purchases U.S. Agency securities with maturities of less than 4 years. As the issues near maturity,

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Bank sells and re-invests the proceeds in similar instruments with longer maturities. The Bank's net unrealized loss on securities available for sale, before tax effect, was $1,456,178 at December 31, 2001 compared to $1,035,236 at June 30, 2002. This change of $420,942 reflects a decrease in interest rates and the corresponding rise in investment security market values.

     Real estate owned and property acquired in settlement of loans decreased by $100,000 to zero at June 30, 2002. During the first quarter, the Bank sold a single-family dwelling located in Newport, NH. The Bank recorded a gain of $10,561 on this sale.

     During the first six months of 2002, deposits decreased by $8,946,253, or 2.12%, to $413,790,741 from $422,736,994 at year-end. Non-interest bearing checking accounts decreased $2,028,963, or 6.87%. Savings and interest-bearing checking accounts increased $12,336,538, or 5.18%. Time deposits decreased $19,253,828, or 12.40%. During 2000 and early 2001, the Bank offered time deposits with special rates in an effort to retain deposits that had been recently acquired from New London Trust and to meet the competition. These time deposits began to mature during the first and second quarters of 2002. Many customers elected to move these funds into other Bank deposit products. Seasonal activity accounted for a portion of the change in non-interest bearing checking accounts.

     Securities sold under agreement to repurchase increased by $2,900,854, to $21,955,232 from $19,054,378. Repurchase agreements are collateralized by the Bank's government and agency investment securities.

     The Bank had no long-term advances from the FHLB at year-end or at June 30, 2002.

     Accrued expenses and other liabilities decreased $1,411,040 to $5,368,769 from $6,779,809. Lower secondary market loan payments held in escrow at June 30, 2002 accounted for the majority of the decrease.

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

     The allowance for loan losses at June 30, 2002 was $4,454,971, compared to $4,405,385 at year-end 2001. As of June 30, 2002, the allowance included $4,131,176 in general reserves compared to $4,112,733 at year-end 2001. The total allowance represented 1.34% of total loans at June 30, 2002 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 216.88% at June 30, 2002, compared to 174.72% at December 31, 2001. During the first six months of 2002, the Bank had net charge-offs of $10,414 compared to $43,086 during the first six months of 2001.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties, which the Bank reasonably expects, will materially impact future operating results, liquidity, or capital resources. As of June 30, 2002, there were no other loans not included in the table below or discussed where known information about the possible credit problems of

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Total classified loans, excluding special mention as of June 30, 2002, were $6,471,100 compared to $7,092,289 at December 31, 2001. At June 30, 2002, loans
30 - 89 days delinquent were $5,635,404 compared to $5,800,075 at December 31, 2001. At June 30, 2002, loans classified as 90 days delinquent were $1,094,059 compared to $1,254,387 at December 31, 2001. At June 30, 2002, non-earning assets were $960,076 compared to $1,267,037 at year-end 2001. Total non-performing assets amounted to $2,054,135 and $2,621,424, for June 30, 2002 and December 31, 2001, respectively.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

                                       June 30,               December 31,
                                         2002                    2001
                                 ------------------       ------------------
90 day delinquent loans /(1)/    $    1,094    0.22%      $     1,254   0.25%
Non-earning assets /(2)/                960    0.20%            1,267   0.26%
Other real estate owned                   -       -               100   0.02%
                                 ------------------       ------------------
Total non-performing assets      $    2,054    0.42%      $     2,621   0.53%
                                 ==================       ==================
Impaired loans                   $      960    0.20%      $     1,267   0.26%
                                 ==================       ==================

/(1)/  All loans 90 days or more delinquent are placed on a non-accruing status.

/(2)/ Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):
                                       June 30,               December 31,
                                         2002                     2001
                                 ------------------       ------------------
Real estate loans -
 Conventional                    $    2,450      86%      $     2,421     86%
 Construction                           178       4%              176      5%
Collateral and Consumer                 134       5%              132      4%
Commercial and Municipal              1,292       5%            1,273      5%
Impaired Loans                          312       -               293      -
Other loans                              89       -               110      -
                                 ------------------       ------------------
Valuation allowance              $    4,455     100%      $     4,405    100%
                                 ==================       ==================
Total valuation allowance as a
 Percentage of total loans                     1.34%                    1.26%
                                 ==================       ==================

COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Net income for the six months ended June 30, 2002, was $1,853,775, or $0.94 per common share (assuming dilution) compared to $1,507,705, or $0.78 per common share (assuming dilution) for the same period in 2001. Net income for the second quarter in 2002 was $867,085, or $0.44 per share (assuming dilution) as compared to $768,120, or $0.40 per share (assuming dilution) for the same period in 2001, an increase of $346,070, or 22.95% and $98,965, or 12.88%, respectively.

     Net interest income increased $521,572, or 6.59%, for the first six months of 2002 and $355,468, or 8.90%, during the second quarter. The increase was primarily due to a decrease in interest on deposits. The Bank offered time deposit specials during 2000 and into early 2001 in order to retain and attract NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

customer deposits. Many of these time deposits have matured. With interest rates still near or at historic lows, the specials are rolling into lower costing investment products. Many customers still uncertain about market conditions, have elected to leave funds in bank-insured instruments.

     Total interest income for the six months ended June 30, 2002 decreased by $2,278,115, or 13.76%, to $14,274,987 from $16,553,102 for the same period in
2001. For the three months ended June 30, 2002, total interest income decreased by $1,148,791, or 13.88%, to $7,127,321 from $8,276,112 for the same period in
2001. Interest on loans decreased $2,223,904, or 15.56% and $1,210,716, or
16.78%, respectively. As interest rates have fallen over the last several months, many adjustable rate loan customers have refinanced into fixed rate loans, which have subsequently been sold into the secondary market, and, as a result, portfolio loans have decreased by approximately $16.0 million this year. Accordingly, the decrease in loan interest income is attributed to both a decrease in rate and volume.

     Interest and dividends on investment securities decreased $54,211 from $2,261,388 at June 30, 2001 to $2,207,177 for the same period in 2002. For the second quarter, interest and dividends on investment securities increased $61,925 from $1,061,365 in 2001 to $1,123,290 for the same period in 2002.
During the first part of 2002, the Bank purposely remained very liquid, investing primarily in overnight funds, in the event maturing time deposit specials moved out of the Bank. During the second quarter, it became apparent that as much as 75% of the maturing funds were staying in the Bank. The funds were moving into either another time deposit or into a savings or checking account. As a result, the Bank redeployed some of its overnight funds into other investments. While the other investments continue to be relatively short-term, they offer a slightly higher return.

     For the six months ended June 30, 2002 total interest expense decreased by $2,799,687, or 32.41%, to $5,838,196 from $8,637,883 for the same period in
2001. For the three months ended June 30, 2002, total interest expense decreased $1,504,259, or 35.14%, to $2,776,814 from $4,281,073 for the same period in
2001. For the six months and three months ended June 30, 2002, interest on deposits decreased $2,777,887 and $1,506,540, respectively. The majority of the decrease was attributable to the low rate environment. As mentioned above, many of the time deposit specials matured during the first six months of 2002 and rolled into other Bank deposit products. Those deposit products offered lower interest rates.

     For the six months ended June 30, 2002 interest on advances and other borrowed money, including the debentures, decreased $21,800 to $932,274 from $954,074 for the same period in 2001. For the second quarter of 2002, interest on advances and other borrowed money, including the debentures, increased slightly by $2,281 from $459,967 to $462,248. A relatively minor change in volume coupled by lower interest rates, accounted for the majority of the change.

     The provision for loan losses totaled $60,000 for the six months ended June 30, 2002 and 2001. For the three months ended June 30, 2002 and 2001, the provision totaled $30,000. The total allowance for loan losses represented 1.34% of total loans at June 30, 2002 compared to 1.24% for the same period in 2001. The allowance for loan losses totaled $4,454,971 at June 30, 2002, compared to $4,449,767 for the same period in 2001.

     For the six months ended June 30, 2002, total other income increased by $700,824, or 46.99% from $1,491,549 in 2001 to $2,192,373 for the same period in
2002. For the second quarter, total other income increased by $286,562, or 36.04%. The changes in the respective periods were primarily a result of a $437,111, or 325.57% and $127,884, or 164.99% increase in net gains on the sale of loans and a $221,671 and $118,095 increase customer service fees. As mentioned above, the Bank originated $90.0 million of loans during the first half of 2002. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing.

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Total operating expenses increased $801,150, or 11.37% for the six months ended June 30, 2002 and $561,478, or 15.69% for the three months ended June 30, 2002. Salaries and employee benefits and occupancy, outside services and amortization of mortgage servicing rights increased, while advertising, amortization of goodwill and prepayments on FHLB advances decreased. Salaries and benefits increased due primarily to higher than expected health insurance and pension costs. Occupancy expense increased slightly during 2002 due to normal increases in operating costs. Outside services increased as the Bank utilized consultants for various projects during the first six months of 2002. The amortization of mortgage servicing rights increased due to the increased volume of sold loans. Advertising was less than 2001, as particular marketing efforts during 2001, did not recur in 2002. Amortization of goodwill decreased as the Bank was able to discontinue the amortization that was created as a result of the Landmark Bank acquisition in 1997. Prepayments penalties on FHLB advances decreased to zero during 2002. The Bank prepaid all of its outstanding FHLB advances during 2001.

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

     The Bank's one-year gap at June 30, 2002, was -6.40%, compared to the December 31, 2001 gap of -9.46%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank's gap, of approximately negative six percent at June 30, 2002, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank's NPV as of March 31, 2002 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the -300 and - 200 bps scenarios because of the abnormally low prevailing interest rate environment.

        Change                            Net Portfolio Value                       NPV as % of PV Assets
       in Rates                 $ Amount          $ Change      % Change            NPV Ratio      Change
------------------------    ------------------------------------------------     --------------------------
     +300 bp..........           51,170           -13,165         -20%              10.37%        -231 bp
     +200 bp..........           56,470            -7,866         -12%              11.32%        -136 bp
     +100 bp..........           60,944            -3,392          -5%              12.10%         -58 bp
        0 bp..........           64,336                --          --               12.68%             --
     -100 bp..........           65,981             1,645          +3%              12.95%         +27 bp
     -200 bp..........               --                --          --                  --              --
     -300 bp..........               --                --          --                  --              --

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank's source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2002, the Bank had approximately $145,000,000 in additional borrowing capacity from the FHLB.

     At June 30, 2002, the Company's shareholders' equity totaled $30,609,692, or 6.27% of total assets, compared to $28,965,895, or 5.86% of total assets at year-end 2001. The Company's Tier I core capital was 7.22% at June 30, 2002 compared to 6.65% at year-end. The increase in shareholders' equity of $1,643,797 reflects net income of $1,853,775, the payment of $624,111 in common stock dividends, the change of $38,512 in treasury stock, proceeds of $121,414 for the exercise of stock options and the change of $254,207 in accumulated other comprehensive loss. The change in other comprehensive loss reflects a decrease in interest rates during the first six months of 2002 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2002, 59,500 shares of common stock had been repurchased.

     For the six months ended June 30, 2002, net cash provided by operating activities was $990,131, versus $419,714 for the same period in 2001. A decrease in loans held for sale and a decrease in accrued expenses and other liabilities accounted for the majority of the change. Net cash used in investing activities amounted to $16,557,246 for the six months ended June 30, 2002, compared to net cash provided by investing activities of $7,186,249 for the same period in 2001, a change of $23,743,495. An increase in available-for-sale securities accounted for the majority of the change. Net investment security activity used cash flows of $31,904,149 in 2002 compared to providing cash flows of $9,801,082 in 2001. A net decrease in loans held in portfolio provided cash flows of $15,612,397 compared to using cash flows of $2,495,892 for the same period in 2001. For the six months ended June 30, 2002, net cash flows used in financing activities amounted to $6,509,584 compared to net cash provided by financing activities of $6,488,301 for the same period in 2001, a change of $12,997,885. A net change in deposits and repurchase agreements of $18,835,916 was offset by a decrease in advances from the FHLB and other borrowings of $5,000,000.

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

     Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2002, the Bank's ratios were 7.22%, 7.22%, and 11.37%, respectively, well in excess of the regulators' requirements.

     Book value per share was $15.71 at June 30, 2002, versus $14.31 per share at June 30, 2001. The increase in paid-in capital, retained earnings, the accumulated other comprehensive loss, and a decrease in treasury stock accounted for the change in book value per share.

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

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Common Shareholders

         At the Annual Meeting of Shareholders held on April 11, 2002, the following was voted:

         Directors of New Hampshire Thrift Bancshares were re-elected for terms of three years, each expiring at Annual Meeting 2005.

                                           For                  Withheld
---------------------------------------------------------------------------
         Leonard R. Cashman              1,651,294               9,732
         Stephen W. Ensign               1,649,032              11,994
         Dennis A. Morrow                1,652,332               8,694

         The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors.

                                           For          Against       Withheld
-------------------------------------------------------------------------------
                                         1,637,160       15,153        8,713

Item 5.  Other Information

         The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

          A.)  Exhibits:

          B.)  Reports on Form 8-K:

               None

             NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                                    -------------------------------------
                                    (Registrant)


Date:      August 13, 2002           /s/ Stephen W. Ensign
     ------------------------       -----------------------------------------
                                    Stephen W. Ensign
                                    Vice Chairman of the Board, President
                                    and Chief Executive Officer

Date:      August 13, 2002          /s/ Stephen R. Theroux
     ------------------------       -----------------------------------------
                                    Stephen R. Theroux
                                    Executive Vice President and
                                    Chief Operating Officer


Date:      August 13, 2002           /s/ Daryl J. Cady
     ------------------------        ----------------------------------------
                                     Daryl J. Cady
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)