Form 10-Q
period 2002-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2002-11-15
CIK 846931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2002

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT
BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of September 30, 2002, was 1,954,824.

Transitional small business disclosure format:  Yes  ☐  No  ☒

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1	Condensed Consolidated Financial Statements:

	Independent Accountants’ Review Report	1

	Condensed Consolidated Statements of Financial Condition - September 30, 2002 (unaudited) and December 31, 2001	2

	Condensed Consolidated Statements of Operations (unaudited) - For the Nine Months Ended September 30, 2002 and 2001 For the Three Months Ended September 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2002 and 2001	4

	Notes To Condensed Consolidated Financial Statements -	6

Item 2	Management’s Discussion and Analysis of Financial

	Condition and Results of Operations -	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Changes in Securities	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Common Shareholders	21

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

Signatures		22

SHATSWELL, MACLEOD & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

83 PINE STREET
WEST PEABODY, MASSACHUSETTS 01960-3635
TELEPHONE (978) 535-0206
FACSIMILE (978) 535-9908

The Board of Directors
New Hampshire Thrift Bancshares, Inc.
Newport, New Hampshire

Independent Accountants’ Report

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of September 30, 2002 and the related condensed consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/SHATSWELL, MacLEOD & COMPANY, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
November 8, 2002

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and December 31, 2001

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Cash and due from banks	$17,943,821	$22,366,440
Federal Home Loan Bank overnight deposit	6,793,184	33,938,288

Cash and cash equivalents	24,737,005	56,304,728
Securities available-for-sale	80,669,406	50,332,502
Securities held-to-maturity	3,003,173	4,004,855
Other investments	2,386,400	2,446,800
Loans held-for-sale	2,607,450	8,636,032
Loans receivable, net	331,513,753	337,182,926
Accrued interest receivable	2,660,859	2,994,349
Bank premises and equipment, net	9,468,336	9,846,790
Investments in real estate	477,214	486,164
Real estate owned and property acquired in settlement of loans	—	100,000
Goodwill	12,140,016	2,471,560
Unidentifiable intangible asset on branch acquisitions	—	9,668,456
Investment in partially owned Charter Holding Corp, at equity	3,015,450	2,930,042
Other assets	6,993,479	6,531,872

Total assets	$479,672,541	$493,937,076

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Checking accounts (non-interest-bearing)	$29,684,755	$29,520,462
Savings and interest-bearing checking accounts	261,624,798	238,005,975
Time deposits	122,137,893	155,210,557

Total deposits	413,447,446	422,736,994
Securities sold under agreements to repurchase	8,725,563	19,054,378
Accrued expenses and other liabilities	8,954,784	6,779,809

Total liabilities	431,127,793	448,571,181

Guaranteed preferred beneficial interests in junior subordinated debentures	16,400,000	16,400,000

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,479,858 shares issued and 1,954,824 shares outstanding at September 30, 2002, and 2,479,858 shares issued and 1,936,974 shares outstanding at December 31, 2001	24,798	24,798
Paid-in capital	18,258,830	18,110,685
Retained earnings	19,217,987	16,986,069
Accumulated other comprehensive loss	(553,353)	(1,301,372)

	36,948,262	33,820,180
Treasury stock, at cost, 525,034 shares as of September 30, 2002 and 542,884 shares as of December 31, 2001	(4,803,514)	(4,854,285)

Total shareholders' equity	32,144,748	28,965,895

Total liabilities and shareholders' equity	$479,672,541	$493,937,076

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Interest and fees on loans	$5,749,516	$6,530,532	$17,518,154	$20,822,246
Interest and dividends on investments	1,116,313	1,138,358	3,323,490	3,399,746

Total interest income	6,865,829	7,668,890	20,841,644	24,221,992

Interest expense
Interest on deposits	1,963,083	3,666,711	6,869,005	11,350,520
Interest on advances and other borrowed money	443,077	451,982	1,375,351	1,406,056

Total interest expense	2,406,160	4,118,693	8,244,356	12,756,576

Net interest income	4,459,669	3,550,197	12,597,288	11,465,416
Provision for loan losses	30,000	—	90,000	60,000

Net interest income after provision for loan losses	4,429,669	3,550,197	12,507,288	11,405,416

Other income
Customer service fees	613,301	672,223	1,777,149	1,685,328
Net gain on sales of securities	49,299	26,971	82,556	76,863
Gain on sales of property acquired in settlement of loans	—	3,112	17,725	8,986
Net gain on sales of loans originated for sale	285,605	210,930	856,977	345,191
Rental income	117,877	114,956	335,477	343,197
Undistributed gain (loss) in CTC	32,828	(89,618)	85,408	(89,618)
Brokerage service income	40,344	33,738	105,407	93,914

Total other income	1,139,254	972,312	3,260,699	2,463,861

Other expenses
Salaries and employee benefits	2,103,621	1,253,778	5,725,197	4,552,015
Occupancy expenses	554,308	519,853	1,770,775	1,723,274
Advertising and promotion	55,551	54,662	151,433	174,374
Depositors' insurance	17,692	18,557	55,490	55,893
Outside services	201,233	78,922	545,712	356,966
Amortization of goodwill	—	61,789	—	185,367
Amortization of unidentifiable intangible asset on branch acquisitions	—	211,253	—	581,074
Amortization of mortgage servicing rights	187,385	145,932	503,221	410,023
Prepayment penalty expense Federal Home Loan Bank	—	477,610	—	608,591
Other expenses	836,446	718,393	2,144,877	1,888,434

Total other expenses	3,956,236	3,540,749	10,896,705	10,536,011

Income before provision for income taxes	1,612,687	981,760	4,871,282	3,333,266
Provision for income taxes	600,032	267,462	1,753,339	1,111,263

Net income	$1,012,655	$714,298	$3,117,943	$2,222,003

Comprehensive net income	$1,506,467	$1,320,813	$3,865,962	$3,488,715

Earnings per common share, basic	$0.52	$0.37	$1.59	$1.16

Number of Shares, basic	1,954,824	1,923,240	1,954,824	1,923,240
Earnings per common share, assuming dilution	$0.52	$0.37	$1.59	$1.14

Number of Shares, assuming dilution	1,964,505	1,945,141	1,964,505	1,945,141
Dividends declared per common share	$0.16	$0.16	$0.48	$0.48

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months September 30, 2001 and 2000
(Unaudited)

	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,117,945	$2,222,003
Depreciation and amortization	962,647	685,967
Amortization of goodwill	—	185,367
Amortization of unidentifiable intangible asset and branch acquisitions	—	581,074
Net (increase) decrease in loans held-for-sale	6,028,582	(2,581,800)
Amortization of mortgage servicing rights	503,221	410,023
Undistributed (gain) loss in CTC	(85,408)	89,618
Gains from sales of debt securities available-for-sale	(82,556)	(76,863)
Provision for loan losses losses	90,000	60,000
Gain on sales of property acquired in settlement of loans	(17,725)	(8,986)
Increase in accrued interest receivable and other assets	(1,121,965)	(2,549,208)
Change in deferred loan origination fees and cost, net	3,072	(88,680)
Increase in accrued expenses and other liabilities	2,174,975	3,653,227

Net cash provided by operating activities	11,572,788	2,581,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(575,243)	(186,829)
Proceeds from sales of other real estate owned	64,225	50,874
Proceeds from sales of debt securities available-for-sale	5,099,002	18,966,947
Proceeds from maturities of debt securities available-for-sale	16,000,000	—
Proceeds from maturities of held-to-maturity securities	1,000,000	4,000,000
Purchase of securities available-for-sale	(50,113,024)	(24,520,274)
Proceeds from redemption (purchase) of Federal Home Loan Bank stock	60,400	(67,600)
Net (increase) decrease in loans to customers	5,629,601	(889,759)
Adjustment to NLT Goodwill	—	(206,156)

Net cash provided by (used in) investing activities	(22,835,039)	(2,852,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(9,289,548)	32,873,469
Net increase (decrease) in repurchase agreements	(10,328,815)	1,470,727
Decrease in advances from Federal Home Loan Bank and other borrowings	—	(10,000,000)
Dividends paid	(886,025)	(930,677)
Payments to acquire treasury stock	(82,696)	(804,875)
Proceeds from exercise of stock options	281,612	198,181

Net cash provided by (used in) financing activities	(20,305,472)	22,806,825

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,567,723)	22,535,770
CASH AND CASH EQUIVALENTS, beginning of period	56,304,728	28,019,564

CASH AND CASH EQUIVALENTS, end of period	$24,737,005	$50,555,334

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
For the Nine Months September 30, 2001 and 2000
(Unaudited)

	September 30, 2002	September 30, 2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$7,233,828	$10,578,696
Interest on advances and other borrowed money	—	1,427,537

Total interest paid	$7,233,828	$12,006,233

Income taxes, net	$1,423,600	$942,500

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers from loans to real estate acquired through foreclosure	$—	$50,000
Transfer from real estate owned to loans	53,500	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note A – Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B – Accounting Policies
The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2001.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb, and the Bank’s subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C – Impact of New Accounting Standards

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions were effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method – the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The adoption of SFAS No. 141 had no immediate effect on the Company’s consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these condensed consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”.

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17” When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer –relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of FASB Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under FASB Statement No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the nine-months ended September 30, 2002 do not reflect amortization in the amount of $565,040 that would have been recorded if FASB Statement No. 147 had not been issued.

FASB Statement No. 147 requires that the Company’s reclassified goodwill shall be tested for impairment as of January 1, 2002 and that such test be completed by December 31, 2002.

The Company has other goodwill in addition to reclassified goodwill, and it has not completed the transitional impairment testing provisions of FASB Statement No. 142 for the other goodwill. The reclassified goodwill will be combined with the other goodwill and the test for impairment of the combined amount will be completed by December 31, 2002.

The effect of the Company’s adoption of SFAS No. 147 was to increase net income for the nine and three months periods ended September 30, 2002 by $328,951 and $109,618, respectively.

The Company’s amortization expense related to reclassified goodwill was $581,074 and $211,253 for the nine and three month periods ended September 30, 2001, respectively.

Part I. Item 2.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEME1NT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CON1DITION AND RESULTS OF OPERATIONS

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

The Company’s profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank’s earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. As of September 30, 2002, the Company had $1,507,848 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.64 per share and pay its capital securities’ interest payments.

Forward-looking Statements

The preceding and following discussion may contain certain forward-looking statements, which are based on management’s current expectations regarding economic, legislative, and regulatory issues that may impact the Company’s earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services. In particular, these issues may impact management’s estimates used in evaluating market risk and interest rate risk in its GAP and Net Portfolio Value (NPV) tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion. The Company disclaims any obligation to subsequently revise any Forward-looking statements, or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 12-14 of Management’s Discussion and Analysis.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2002, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

Capital Securities

On August 12, 1999, NHTB Capital Trust I (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the “Debentures’) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of New London Trust in 1999. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the nine-month and three-month periods ended September 30, 2002, the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Bank realized $85,408 and $32,828, respectively. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine-month and three-month periods ended September 30, 2002, the Bank generated commissions in the amount of $105,407 and $40,344, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

During the first nine months of 2002, total assets decreased by $14,264,535, or 2.89%, from $493,937,076 to $479,672,541. Cash and cash equivalents decreased $31,567,723 from December 31, 2001, as the bank used Federal Home Loan Bank overnight deposits to invest in various securities held as available-for-sale. Deposits held in the FHLB overnight account decreased $27,145,104 during the first nine months of 2002 from $33,938,288 at December 31, 2001 to $6,793,184.

Total gross loans (including loans held-for-sale) decreased $12,245,061 or 3.51% from $349,072,044 at December 31, 2001 to $336,826,983 at September 30, 2002. During the first nine months of 2002, the Bank originated $153.8 million in loans, had pay-offs of approximately $104.3 million, had normal amortization of approximately $29.5 million, and sold a net $31.7 million of loans into the secondary market. With interest rates remaining near historically low levels, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At September 30, 2002, the Bank had $246,270,229 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2002, adjustable rate mortgages comprised approximately 78% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

Gross investment securities increased $28,036,175, or 48.14%, from $58,240,336 at December 31, 2001 to $86,276,511 (at amortized cost) at September 30, 2002. During the first nine months of 2002, the Bank purchased approximately $50.1 million in securities and had sales and calls of securities totaling approximately $22.1 million. During the first nine months of 2002, the Bank purchased approximately $22.0 million in mortgage-backed securities (MBS). The Bank purchased MBS in an effort to replace the loss of interest income resulting from the decrease in loans held in portfolio with similar type investments. The average life of the MBS is less than five years. The Bank also purchased $16.0 million in short-term commercial paper. These securities were purchased at various maturities, which match short-term liabilities. In addition, the Bank continued to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect the Bank against interest rate risk. The Bank purchases U.S. Agency securities with maturities of less than 4 years. As the issues near maturity, the Bank sells and re-invests the proceeds in similar instruments with longer maturities. The Bank’s net unrealized loss on securities available for sale, before tax effect, was $1,456,178 at December 31, 2001, including gross unrealized gains and losses of $541,777 and $1,997,955, respectively. This compares to a net unrealized loss of $217,532 as of September 30, 2002, including gross unrealized gains and losses of $1,411,017 and $1,628,549, respectively. The change in the net unrealized loss of $1,238,646 reflects a decrease in interest rates and the corresponding rise in investment security market values. The Bank regularly reviews investment securities for impairment and, in management’s opinion, the unrealized losses are temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real estate owned and property acquired in settlement of loans decreased by $100,000 to zero at September 30, 2002.

During the first nine months of 2002, deposits decreased by $9,289,548, or 2.20%, to $413,447,446 from $422,736,994 at December 31, 2001. Non-interest bearing checking accounts increased $164,293 or 0.56% at September 30, 2002. Savings and interest-bearing checking accounts increased $23,618,823, or 9.92%. Included in this increase are deposits in the amount approximately $10 million, which were re-classified from Repurchase Agreements as several customers discontinued the repurchase feature. Time deposits decreased $33,072,664, or 21.31%. During 2000 and early 2001, the Bank offered time deposits with special rates in an effort to retain deposits that had been recently acquired from New London Trust and to meet the competition. These time deposits carried a higher rate of interest than the current market and began to mature in 2002. Many customers elected to move these funds into other Bank deposit products.

Securities sold under agreement to repurchase decreased by $10,328,815 to $8,725,563 from $19,054,378. Several accounts were re-classified into deposit accounts because the repurchase agreements were discontinued. Repurchase agreements are collateralized by the Bank’s government and agency investment securities.

The Bank had no long-term advances from the FHLB at year-end or at September 30, 2002.

Accrued expenses and other liabilities increased $2,174,975 to $8,954,784 at September 30, 2002 from $6,779,809 at December 31, 2001. Secondary market loan payments held in escrow at September 30, 2002 accounted for the majority of the increase.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses and considers many factors in determining the amount of the allowance. These factors include the size and risk characteristics of loans, prior years’ loss experience, levels of non-performing and delinquent loans, prevailing economic conditions, unemployment rates, interest rates and the value of collateral securing the loans. The Bank has established a policy to maintain the allowance at a level sufficient to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable. Each month, the level of the allowance for loan losses is tested by applying loss factors to outstanding loans by type. The allowance for possible loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. No changes were made to the Bank’s procedures with respect to maintaining the loan loss allowance as a result of any regulatory examinations.

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of September 30, 2002 the Bank had impaired loans with an aggregate outstanding balance of $470,029 with a specific allowance of $83,014.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance programs are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at September 30, 2002 was $3,855,007, compared to $4,405,385 at year-end 2001. As of September 30, 2002, the allowance included $3,771,993 in general reserves compared to $4,112,733 at year-end 2001. The total allowance represented 1.15% of total loans at September 30, 2002 versus 1.26% at year-end. The total allowance for loan losses as a percentage of non-performing loans was 507% at September 30, 2002, compared to 175% at December 31, 2001. During the first nine months of 2002, the Bank had net charge-offs of $640,378 compared to $95,885 during the first nine months of 2001.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended September 30		For the years ended December 31,
	2002	2001	2000	1999	1998	1997
BALANCE, beginning of period	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451	$2,158,026
Charged-off loans	(678,364)	(201,456)	(214,850)	(369,463)	(112,726)	(931,969)
Recoveries	37,986	83,987	267,141	31,284	48,176	52,629
Balance from acquisition	—	—	—	1,421,674	—	850,294
Provision charged to income	90,000	90,000	60,000	120,000	120,167	932,471

Balance, end of period	$3,855,007	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451

During the third quarter of 2002, the Bank incurred loan losses of $613,000 when it wrote down a $2.0 million pool (consisting of seven borrowers) of non-performing and higher risk loans in anticipation of selling the assets. The decision to package and sell those loans considered factors such as anticipated collateral acquisition, holding, and liquidation costs. The pool was sold shortly after the loans were written down. The write down had the effect of reducing the allowance for loan loss from 1.35% of loans to 1.15% of loans. Management determined the allowance remained at a level sufficient to cover inherent losses in the loan portfolio and did not increase the provision for loan losses, in part because the decrease in non-performing assets increased the allowance as a percentage of non-performing assets from 217% on June 30, 2002 to 507% on September 30, 2002.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties, which the Bank reasonably expects, will materially impact future operating results, liquidity, or capital resources. As of September 30, 2002, there were no other loans not included in the table below or discussed where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Total classified loans, excluding special mention as of September 30, 2002, were $3,781,028 compared to $7,092,289 at December 31, 2001. At September 30, 2002, loans 30-89 days delinquent were $3,002,517 compared to $5,800,075 at December 31, 2001. At September 30, 2002, loans classified as 90 days delinquent were $290,072 compared to $1,254,387 at December 31, 2001. At September 30, 2002, non -accruing impaired loans were $470,029 compared to $1,267,037 at year-end 2001. Total non-performing assets amounted to $760,201 and $2,621,424, for September 30, 2002 and December 31, 2001, respectively.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

There were three factors contributing to the decline in classified loans. First, there was the write-down and subsequent sale of $2.0 million worth of classified loans. Second, improved borrower repayment performance resulted in a smaller amount being over 90 days past due. Third, some commercial customers experienced improved cash flows sufficient to justify upgrading their loans so they were no longer classified.

The composition of the loan portfolio categories was substantially unchanged. While the size of the owned loan portfolio shrank, approximately 86% of loans remained in the conventional real estate loan category. The remainder of the portfolio was split approximately evenly across the construction real estate, consumer, and commercial categories. This is essentially unchanged from December 31, 2002.

The Bank believes the current allowance for loan losses is at a level sufficient to cover losses inherent in the loan portfolio, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes the determination of future loss potential is inherently uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance for loan loss are charged to income through the provision for loan losses.

The following table shows the breakdown of non-performing assets as a percentage of total assets (dollars in thousands):

	September 30, 2002		December 31, 2001
90 day delinquent loans (1)	$290	0.06%	$1,254	0.25%
Non-accrued impaired assets (2)	470	0.10%	1,267	0.26%
Other real estate owned	—	—	100	0.02%

Total non-performing assets	$760	0.16%	$2,621	0.53%

(1) All loans 90 days or more delinquent are placed on a non-accruing status.

(2) Loans considered to be impaired, pending foreclosure, or in bankruptcy proceeding, are placed on a non-earning status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2002		December 31, 2001
Real estate loans -
Conventional	$2,191	80%	$2,421	86%
Construction	180	5%	176	5%
Collateral and Consumer	135	9%	132	4%
Commercial and Municipal	1,176	6%	1,273	5%
Impaired Loans	83	—	293	—
Other loans	90	—	110	—

Valuation allowance	$3,855	100%	$4,405	100%

Total valuation allowance as a Percentage of total loans	1.15%		1.26%

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2002 and September 30, 2001

Net income for the nine months ended September 30, 2002 was $3,117,943, or $1.59 per common share (assuming dilution), compared to $2,222,003 or $1.14 per common share (assuming dilution), for the same period in 2001. Net income for the third quarter in 2002 was $1,012,655, or $0.52 per share (assuming dilution), as compared to $714,298, or $0.37 per share (assuming dilution), for the same period in 2001, an increase of $895,940, or 40.32% and $298,357 or 41.76%, respectively.

Net interest income increased $1,131,872 or 9.87%, for the first nine months of 2002 and $909,472 or 25.62%, during the third quarter compared to the comparable 2001 periods. The increase was primarily due to a decrease in interest paid on deposits. The Bank offered time deposit specials during 2000 and into early 2001 in order to retain and attract and retain customer deposits. Over 85% of these time deposits have matured and, with interest rates still near or at historic lows, customers are rolling these specials into lower costing deposit products.

Total interest income for the nine months ended September 30, 2002 decreased by $3,380,348 or 13.96%, to $20,841,644 from $24,221,992 for the same period in 2001. For the three months ended September 30, 2002, total interest income decreased by $803,061, or 10.47%, to $6,865,829 from $7,668,890 for the same period in 2001. Interest on loans decreased $3,304,092, or 15.87%, and $781,016 or 11.96%, for the nine and three month periods, respectively. As interest rates have fallen over the last several months, many adjustable rate loan customers have refinanced into fixed rate loans, which have subsequently been sold into the secondary market, and, as a result, loans held in portfolio have decreased by approximately $12.2 million this year. Accordingly, the decrease in loan interest income is attributed to both a decrease in rate and volume.

Interest and dividends on investment securities decreased $76,256 from $3,399,746 at September 30, 2001 to $3,323,490 for the same period in 2002. For the third quarter, interest and dividends on investment securities decreased $22,045 from $1,138,358 in 2001 to $1,116,313 for the same period in 2002. During the first part of 2002, the Bank purposely remained very liquid, investing primarily in overnight funds, in the event maturing time deposit specials moved out of the Bank. As these time deposits have matured, as much as 75% of the maturing funds have remained on deposit in the Bank. The funds were moving into either another time deposit or into a savings or checking account. As a result, the Bank redeployed some of its overnight funds into other, short-term investments. While the other investments continue to be relatively short-term, they offer a slightly higher return.

For the nine months ended September 30, 2002, total interest expense decreased by $4,512,220 or 35.37%, to $8,244,356 from $12,756,576 for the same period in 2001. For the three months ended September 30, 2002, total interest expense decreased $1,712,533 or 41.58%, to $2,406,160 from $4,118,693 for the same period in 2001. For the nine months and three months ended September 30, 2002, interest on deposits decreased $4,481,515 and $1,703,628, respectively. The majority of the decrease was attributable to the low interest rate environment. As mentioned above, many of the Bank’s time deposit specials matured during the first nine months of 2002 and rolled into other Bank deposit products carrying a lower interest rate.

For the nine months ended September 30, 2002, interest on advances and other borrowed money, including the Company’s Trust Capital Preferred debentures, decreased $30,705 to $1,375,351 from $1,406,056 for the same period in 2001. For the third quarter of 2002, interest on advances and other borrowed money, including the debentures, decreased slightly by $8,905 from $451,982 to $443,077. A relatively minor change in volume coupled by lower interest rates, accounted for the majority of the change.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The provision for loan losses totaled $90,000 for the nine months ended September 30, 2002 and $60,000 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, the provision totaled $30,000 and $0, respectively. The total allowance for loan losses represented 1.15% of total loans at September 30, 2002 compared to 1.23% of total loans for the same period in 2001. The allowance for loan losses totaled $3,855,007 at September 30, 2002, compared to $4,399,648 at September 30, 2001. As discussed above, Management determined the allowance remained at a level sufficient to cover inherent losses in the loan portfolio and did not increase the provision for loan losses, in part because the decrease in non-performing assets increased the allowance as a percentage of non-performing assets from 217% on June 30, 2002 to 507% on September 30, 2002.

For the nine months ended September 30, 2002, total other income increased by $796,838 or 32.34%, from $2,463,861 in 2001 to $3,260,699 for the same period in 2002. For the third quarter, total other income increased by $166,942 or 17.17% over the comparable 2001 period. The increase in other income in the nine-month period was primarily a result of a $511,786, or 148.26%, increase in net gains on the sale of loans and $91,821, or 5.45%, increase in customer service fees, and an increase in an undistributed gain in CHC of $175,026, or 195.37%. As mentioned above, the Bank originated and sold a net of approximately $31.7 million of fixed rate loans into the secondary market, which generated the gains on loans.

Total operating expenses increased $360,695 or 3.42%, for the nine months ended September 30, 2002 and $415,487 or 11.73%, for the three months ended September 30, 2002.

For the nine-month period ended September 30, 2002, the following items accounted for the change in operating expenses in the amount of $360,695 or 3.42%:

•
Salaries and employee benefits increased by $1,173,182 or 25.77%, compared to the nine months ended September 30, 2001. Pension expense increased by $316,401, or 132%. Included in Pension expense for the nine-month period ended September 30, 2001 is a one-time pension expense credit, in the amount of $262,000, which was booked to adjust for an actuarial error made in the year 2000. Expenses for Group Health Insurance increased by $252,858, or 67.25%, due to unanticipated claims in the Bank’s self-funded insurance plan. These increases in Pension and Group Health expenses account for $569,259 of the total increase in Salaries and Employee Benefits for the nine-month period. The balance of the increase in the amount of $603,923 can be attributed to normal salary adjustments; commission increases associated with the increased origination of loans; as well as, the costs associated with the implementation of an employee incentive program.

•
Outside services, amortization of mortgage servicing rights, and other expenses increased by $538,387, or 20.27%, due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans.

•
These increases in expenses for the nine-month period ended September 30, 2002 were offset by decreases of $185,367 in Amortization of goodwill and $581,074 for Amortization of Unidentifiable Intangible Assets. Amortization of goodwill decreased as the Bank was able to discontinue the amortization that was created as a result of the Landmark Bank acquisition in 1997. Amortization of Unidentifiable Intangible Assets was discontinued as of January 1, 2002, in accordance with certain provisions of SFAS 147 that became effective September 30, 2002. Note C to the Condensed Consolidated Financial Statements on page 7, provides a detailed explanation concerning SFAS 147. In addition, prepayment penalties on FHLB advances decreased to zero from $608,591. The Bank prepaid all of its outstanding FHLB advances during 2001 because the interest rates on the outstanding advances carried a higher rate than the current

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	market. The prepayment penalties incurred were offset by the savings in interest expense because the interest rates on the advances were above the then lower rate environment.

For the three-month period ended September 30, 2002, the following items accounted for the change in operating expenses in the amount of $415,487, or 11.73%:

•
Salaries and employee benefits increased $849,843, or 67.78%, compared to the three months ended September 30, 2001. Pension expense increased by approximately $228,412. This increase includes the one-time pension expense credit, mentioned above, which reduced the expense in 2001, by $262,000. Expenses for Group Health Insurance increased by $191,941 due to the Bank’s unanticipated claims in its self-funded insurance program. These increases Pension, and Group Health expenses account for $420,353 of the total increase in Salaries and Employee Benefits for the three-month period. The balance of the increase in the amount of $429,490 is due to normal salary adjustments; commission increases associated with the increased origination of loans; as well as, the costs associated with the implementation of an employee incentive program.

•
Outside services, amortization of mortgage servicing rights, and other expenses increased by $281,817, or 29.88%, due to the accelerated amortization caused by the increased volume of prepayments on mortgage loans.

•
The above increases in expenses for the three-month period ended September 30, 2002, were offset by decreases of $61,789 in Amortization of goodwill and $211,253 in Amortization of Unidentifiable Intangible Assets (UIA). The elimination of the UIA amortization was made in accordance with the provisions of SFAS 147 as mentioned above. Prepayment penalties on FHLB advances decreased to zero from $477,610. The Bank prepaid all of its outstanding FHLB advances during 2001. The prepayment penalties incurred were offset by the savings in interest expense because the interest rates on the advances were above the prevailing interest rates at the time of the prepayment.

Interest Rate Sensitivity

The principal objective of the Bank’s interest rate risk management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank’s business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Directors’ approved guidelines. The Bank’s Board of Directors has established an Asset/Liability Committee (ALCO) to review its asset/liability policies and interest rate position monthly. Trends and interest rate positions are reported to the Board of Directors quarterly.

Gap analysis is used to examine the extent to which assets and liabilities are “rate sensitive”. An asset or liability is said to be interest rate sensitive within a specific time-period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

The Bank’s one-year gap at September 30, 2002, was –5.42%, compared to the December 31, 2001 gap of –9.46%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 5.42%, at September 30, 2002, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank’s net portfolio value (NPV) over a range of interest rate scenarios. The OTS produces the data quarterly using its own model and data submitted by the Bank.

NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes requires making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Bank’s net interest income and will likely differ from actual results.

The following table sets forth the Bank’s NPV as of March 31, 2002 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

Change	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	51,170	-13,165	-20%	10.37%	-231 bp
+200 bp	56,470	-7,866	-12%	11.32%	-136 bp
+100 bp	60,944	-3,392	-5%	12.10%	-58 bp
0 bp	64,336	—	—	12.68%	—
-100 bp	65,981	1,645	+3%	12.95%	+27 bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2002, the Bank had approximately $145,000,000 in additional borrowing capacity from the FHLB.

At September 30, 2002, the Company’s shareholders’ equity totaled $32,144,748, or 6.70% of total assets, compared to $28,965,895, or 5.86% of total assets at year-end 2001. The Company’s Tier I core capital was 7.29% at September 30, 2002 compared to 6.65% at year-end. The increase in shareholders’ equity of $3,178,853 reflects net income of $3,117,943, the payment of $886,025 in common stock dividends, payments in the amount of $82,696 to acquire treasury stock, proceeds of $281,612 for the exercise of stock options and a change of $748,019 in accumulated other comprehensive

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

loss. The change in other comprehensive loss reflects a decrease in interest rates during the first nine months of 2002 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of September 30, 2002, 59,500 shares of common stock had been repurchased. During the third quarter of 2002, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2002, the Company had $1,507,848 available, which it plans to use to continue its annual dividend payout of $.64 per share and pay the interest on its capital securities interest. These payments are approximately $2.8 million per year. Thus, the Company will need to receive dividends from the Bank to fulfill its obligations. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs. The Bank anticipates that it will pay to the Company a dividend during the fourth quarter of 2002.

For the nine months ended September 30, 2002, net cash provided by operating activities was $11,572,786 versus $2,581,742 for the same period in 2001. A decrease in loans held for sale accounted for the majority of the change. Net cash used in investing activities amounted to $22,835,037 for the nine months ended September 30, 2002, compared to net cash used by investing activities of $2,852,797 for the same period in 2001, a change of $19,982,240. The purchase of available-for-sale securities accounted for the majority of the change. Net investment security activity used cash flows of $28,014,020 in 2002 compared to uses of $1,553,327 in 2001. A net decrease in loans held in portfolio provided cash flows of $5,629,601 compared to using cash flows of $889,759 for the same period in 2001. For the nine months ended September 30, 2002, net cash flows used in financing activities amounted to $20,305,472 compared to net cash provided by financing activities of $22,806,825 for the same period in 2001, a change of $43,112,297. During the nine months ended September 30, 2001, the Bank experienced deposit inflows in the amount of $32,873,469 as customers sought the safety of insured deposits. A decrease in deposits, due to maturing time deposits and repurchase agreements, amounted to $19,618,363 in 2002. This has been mitigated by the Bank’s build-up of liquidity throughout 2002.

The Bank expects to be able to fund loan demand and other investing during 2002 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2002, the Bank’s ratios were 7.29%, 7.29%, and 12.04%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $16.44 at September 30, 2002, compared to $15.06 per share at September 30, 2001. The increase in paid-in capital, retained earnings, the accumulated other comprehensive loss, and a decrease in treasury stock accounted for the change in book value per share.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part I. Item 4.

CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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
None

Item 3.       Defaults Upon Senior Securities
None

Item 4.       Submission of Matters to a Vote of Common Shareholders
None

Item 5.       Other Information
The Company’s Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.       Exhibits and Reports on Form 8-K
A.)  Exhibits:

99.1	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act

B.)  Reports on Form 8-K:

None

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
                            (Registrant)

Date:	November 14, 2002	/s/ Stephen W. Ensign
Stephen W. Ensign Chairman of the Board, President and Chief Executive Officer

Date:	November 14, 2002	/s/ Stephen R. Theroux
Stephen R. Theroux Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Stephen W. Ensign, certify that:

1.	I have reviewed this annual report on Form 10-Q of New Hampshire Thrift Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Stephen W. Ensign
Stephen W. Ensign Chairman of the Board, President and Chief Executive Officer

I, Stephen R. Theroux, certify that:

1.	I have reviewed this annual report on Form 10-Q of New Hampshire Thrift Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Stephen R. Theroux
Stephen R. Theroux Executive Vice President, Chief Operating Officer, and Chief Financial Officer