Form 10-K
period 2002-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2003-03-31
CIK 846931

New Hampshire Thrift Bancshares, Inc. is the parent company of Lake Sunapee Bank,fsb,a federal stock savings bank providing financial services throughout central and western New Hampshire.

The Bank encourages and supports the personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

Selected Financial Highlights

For the Periods Ended December 31,	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net Income	$4,300	$3,100	$2,412	$3,310	$3,119

Per Share Data:
Basic Earnings (1)	$2.20	$1.60	$1.17	$1.57	$1.49
Diluted Earnings	$2.19	$1.59	$1.17	$1.56	$1.47
Dividends Paid	$.64	$.64	$.64	$.64	$.60
Dividends Payout Ratio	29.09	40.00	54.70	41.03	40.82

Return on Average Assets	.88%	.65%	.52%	.91%	.96%
Return on Average Equity	13.94%	11.07%	8.88%	12.08%	11.76%

As of December 31,	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Total Assets	$496,645	$493,937	$463,397	$461,448	$323,408
Total Deposits	429,328	422,737	394,112	366,638	282,049
Total Securities (2)	85,828	56,784	50,724	59,581	54,171
Loans, net	317,144	337,183	348,388	346,492	232,321
Federal Home Loan Bank Advances	—	—	10,000	22,000	—
Shareholders’ Equity	33,766	28,966	26,697	27,243	27,780
Book Value of Shares Outstanding	$17.24	$14.95	$13.53	$12.93	$13.80
Average Common Equity to Average Assets	6.35%	5.87%	5.91%	7.49%	8.19%
Shares Outstanding	1,958,924	1,936,974	1,973,119	2,106,685	2,104,285
Number of Branch Locations	14	14	14	15	12

(1) See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2) Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

…the Company saw a significant repositioning of its balance sheet as total loans held in portfolio declined, loans sold and serviced for others increased, net deposit grew $6 million, and the investment in securities nearly doubled…

Letter to Shareholders

The Company continued to experience record levels of mortgage lending activity throughout the year 2002 as the refinance boom extended its multi-year run. At the same time, the Company worked to fully integrate the enhancements to our data processing capabilities made possible by our in-house conversion in late-2001. Economic conditions led to an ongoing decline in interest rates to historically low levels not seen for several decades that, when combined with the now seemingly embedded restlessness of the stock market, continued to foster a clear and obvious anxiousness as investors sought to find ‘safe harbors’ for their funds. As a primary result of these trends, the Company saw a significant repositioning of its balance sheet as total loans held in portfolio declined, loans sold and serviced for others increased, net deposit growth grew $6 million, and the investment in securities nearly doubled. The Company continued to build upon its primary role as a community-focused institution and sought ways to further enhance our customer relationships in ways that would strategically advantage our financial services franchise. An underlying premise of the Company lies in the progressive and steady growth of shareholder value through the application of ‘best practices’ policies throughout the institution.

Company Earnings

Earnings for the year, aided by the final maturity of higher-yielding certificates of deposit and an accounting change impacting the amortization of goodwill, set a new record for the Company, increasing by nearly 40% over the previous year. Consolidated net income for the year-ended December 31, 2002 was $4,299,988 or $2.20 per share of common stock. This compares to net income of $3,100,464, or $1.60 per share, that the Company reported for 2001. The many changes that continued to occur within the various asset allocations on the balance sheet are a direct result of the moderately weak economy and the ongoing trends in customer perceptions and needs. As interest rates continued to move lower over the course of the year, the liquidity position of the Company strengthened and, in so doing, shifted some of our attention from the retail delivery side of the business to the investment function. The benefits of developing advisory relationships were to ensure that the best possible pricing was always achieved when executing a trade or re-deploying resources for an optimum return on investment. Complete financial details for the year-ended December 31, 2002 are more fully covered in the Management’s Discussion and Analysis section immediately following this letter.

Shareholder Value

In general, financial institutions have continued to provide growth in shareholder value and have not fallen victim to the nervousness and pressure of the stock market. While the litany of corporate scandals have somewhat diminished, the after-shock has resulted in the Sarbanes-Oxley Act of 2002 and the demand for greater accountability within the universe of public companies. Financial institutions, interestingly enough, by their nature and charter, have always subscribed to, or been held to, a higher-standard of care that is inherent to the regulated environment of federally-insured depository institutions. The basic philosophy and oversight of the Company, then, finds itself in parallel with the public perception of stabilityinvesting in a company that provides needed services and does so profitably. The Company’s stock price ended the year 2002 at $18.60, having ranged from a low of $15.00 to a high of $19.77 over the course of year. The change from year-end 2001 resulted in a net stock price increase of nearly 20%. Shareholders’ equity ended the year at $33,765,996 as compared to $28,965,895 at December 31, 2001. The number of common shares outstanding at year-end was 1,958,924 and the book value per share stood at $17.24, an increase of $2.29 per share over the December 31, 2001 book value of $14.95 per share.

Letter to Shareholders (continued)

Business Activity

The pace of our mortgage lending activities escalated beyond expectations during the second half of 2002 as interest rates continued their descent into territory not seen in nearly forty years. Almost universally the pressure was on to refinance one’s mortgage loan again and capture the lowest possible rate for the longest possible time. When coupled with our normal purchase and construction lending activity, the flow of applications, commitments and closings resulted in yet another record year for the Company. Maintaining our leadership role in this area requires a coordinated and dedicated effort within the underwriting, processing and servicing departments, to meet the daily challenges of documentation deadlines.

With interest rates at record lows and a significant number of higher-yielding certificates of deposits set to mature during the year, the Company prepared itself for a possible out-flow of funds to meet the demands of those customers seeking alternative investments that might return them more than a traditional deposit account. As the year progressed it became more and more evident that this movement of funds was not going to take place as the fundamental values of safety and security more than offset the desire for a slightly higher yield. The retention of those deposits, when married to the inflow of cash from the sale of previously held portfolio loans refinancing into the fixed-rate secondary market, resulted in a significant increase in liquidity and placed the Company in an unexpected position…that of being an investor of funds itself…and, in turn, the Company has moved to strengthen its asset and liability management resources. While the residential mortgage lending process transitions to more of a commodity-like business, commercial and small business lending continue to be seen as avenues with considerable potential for growth and profitability not only for the community banks…but also for the communities they serve. This, then, is one of the areas receiving greater emphasis within the Company as a way to build and maintain a healthy loan portfolio. In fact, the non-residential segments of our portfolio now make up a far larger percentage of our overall loans than ever before. With the growth in the sold loan portfolio and the corresponding reduction in adjustable rate loans held for investment, this is a trend that is now likely to continue.

Balance Sheet Fundamentals

Total assets of the Company stood at $496,644,923 at year-end December 31, 2002 as compared to $493,937,076 at December 31, 2001. This modest increase belies the level of activity that took place during the year, nor does the number itself reveal the shifts and repositioning in the structure of the asset and liability classifications themselves. The ‘flight to safety’ deposit increases of the prior year appear to have been replaced by a more moderate ‘leave it in the bank’ philosophy which will likely continue in the near term. The short-term rewards of the stock market were quickly eroded and, for many people, a full return to the world of investments will require a confidence level in the economy that will take some period of time to rebuild.

The most significant change during the year is evidenced by a decrease of $20,570,040 in our loans held in portfolio as many customers sought to refinance their home mortgages from adjustable-rate to fixed-rate loans. At December 31, 2002 the loan portfolio stood at $319,865,972 as compared to $340,436,012 at year-end 2001. Alternatively, the Company is an active seller of loans into the secondary market and the total of the sold loan portfolio was $260,774,730 at year-end 2002 as compared to $214,576,888 a year earlier. The Company retains the servicing rights on almost all of these loans in order to maintain the ‘relationship business’ aspect that customers of local community banks have come to expect and appreciate.

…the pace of our mortgage lending activities escalated beyond expectations during the second half of 2002 as interest rates continued their descent into territory not seen in nearly forty years…

…the institution remains both well-capitalized and well-reserved, placing it securely in a position of financial strength…

Letter to Shareholders (continued)

Asset quality remains high across all segments of the loan portfolio. The Company maintains active internal loan review procedures that are further supported by the ongoing engagement of an external audit process that regularly reviews different segments of our banking franchise. Based upon the most recent Safety and Soundness Examination conducted by the Office of Thrift Supervision, we have again retained our quality rating and the institution remains both well-capitalized and well-reserved, placing it securely in a position of financial strength.

Challenges and Changes

As competitive pressures continue to change…both from in-market and out-of-market providers…the primary challenge will remain that of being customer-centric as the need to offer a broader array of more specific purpose products grows ever more important. Prevailing economic conditions result in a variety of mixed-signals for our customers and a larger part of our mission is to provide a banking environment for both customers and employees that keeps promises, delivers value and leads by example. The role of leadership in the community banking setting helps us to better understand and build upon the bond that can be created with each customer relationship. Recognizing and appreciating the fact that what we do and how we do it does make a difference is an important part of our business culture and, in turn, our business success.

Customer service…poor, fair, good, great or exceptional…has always been a defining factor in almost any business setting. We are now in the early implementation stages of an across-the-bank effort to reinforce those characteristics that customers inherently value and to make them an integral part of how the Company conducts itself on a day-to-day basis. Since not all customers are created alike, this re-dedication to focusing on each customer to better identify their needs and to find solutions to their problems will help enable the institution to set itself apart and maintain its leadership position within the relatively narrow economic, geographic and demographic corridor of our financial services franchise.

The Company and its employees remain committed to the standards of excellence and quality in all that we do and fully recognize that, while interest rates will rise and fall and net earnings can be impacted by things both in and out of our control, a bank cannot survive without an ongoing effort to develop, nurture and retain customer relationships.

In Closing

Dedication…teamwork…and a desire to assist others are the primary underpinnings to the continuing success of the Company as we progressively and strategically move to strengthen our marketplace positioning and presence. Our goal is to provide excellence in banking that will, in the end, be of lasting benefit to our communities, to our customers, to our employees and to our shareholders.

Stephen W. Ensign

Chairman of the Board,

President and Chief Executive Officer

Management’s Discussion and Analysis

of Financial Condition and Results of Operation

General

New Hampshire Thrift Bancshares, Inc.’s (the “Company”) profitability is derived from its subsidiary, Lake Sunapee Bank, fsb (the “Bank”). The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Retail-banking service fees, and gains on security and loan transactions supplement these core earnings.

In 2002, the Company earned $4,299,988, or $2.19 per common share, assuming dilution, compared to $3,100,464, or $1.59 per common share, assuming dilution, in 2001. The increase in earnings for the year was driven by an increase in net interest income due to the falling rate environment and an increase in other income spurred by the gains generated from the sale of loans to the secondary market. During 2002, the Bank sold close to $95.0 million in loans to the secondary market, realizing gains on those sales of $2,203,260. In 2002, the Bank originated $231.5 million in loans, compared to $230.6 million in 2001. The low interest rate environment in 2001 carried over to 2002, continuing to create a high demand for fixed rate mortgage loans. Since the Bank sells fixed rate loans to the secondary market, the Bank’s servicing portfolio increased from $214.6 million at December 31, 2001 to $260.8 million at December 31, 2002, an increase of $46.2 million, or 21.53%. In addition, the Bank benefited from an accounting change regarding the treatment of Goodwill, which discontinued the requirement to amortize the unidentifiable intangible asset. This is discussed on pages through 17-19.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 16-18 of this report.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2002, there was a valuation allowance set aside against deferred tax assets.

Management’s Discussion and Analysis (continued)

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

Acquisition of Assets

On October 13, 1999, the Bank received regulatory approval to purchase three branches from New London Trust Company, fsb, (NLTC) located in New London, Andover, and Newbury, New Hampshire.

As of the close of business on October 29, 1999, the Bank completed its purchase of certain assets and assumption of certain liabilities of NLTC, including the three branches, pursuant to an agreement entered with PM Holdings, Inc., (“PM Holdings”), a wholly owned subsidiary of Phoenix Home Life Mutual Insurance Company (“Phoenix”), and PM Trust Holding Company, a wholly owned subsidiary of PM Holdings. The acquisition occurred immediately after PM Trust’s acquisition of all outstanding capital stock of New London Trust from Sun Life Assurance Company of Canada (U.S.). The Bank uses the property and equipment acquired in the same capacity as NLTC. The agreements among the parties relating to this transaction were filed as exhibits to the Form 10-QSB for the quarter ended March 31, 1999.

In connection with the acquisition, the Bank acquired the NLTC main office, Andover and Newbury branches of NLTC with deposits totaling approximately $100.0 million and gross loans totaling approximately $81.0 million. The consolidated assets of the Company upon consummation of the acquisition of the three branches were in excess of $450.0 million. The acquisition was consummated after satisfaction of certain conditions, including the receipt of all requisite regulatory approvals and was accounted for as a purchase under generally accepted accounting principles. The Bank paid a $10,576,000 deposit premium. Systems were successfully converted over the weekend of October 30, 1999.

On August 12, 1999, NHTB Capital Trust I (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of NLTC. Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

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

Charter Holding Corporation

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corporation (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corporation with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,033,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the years ended December 31, 2002 and December 31, 2001, the Bank realized $113,424 and ($158,293), respectively in an undistributed gain and loss. The Bank has entered into an agreement with

Management’s Discussion and Analysis (continued)

Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the years ended December 31, 2002 and December 31, 2001, the Bank generated commissions in the amount of $109,398 and $103,460, respectively.

Financial Condition

Total assets increased by $2,707,847 or 0.55%, from $493,937,076 at December 31, 2001 to $496,644,923 at December 31, 2002. Cash and cash equivalents decreased $2,917,533 while net loans receivable decreased $20,039,254 over the prior year-end.

Total gross loans, excluding loans held-for-sale, decreased $20,570,040 or 6.04%, from $340,436,012 at December 31, 2001 to $319,865,972 at December 31, 2002. The decrease was primarily attributed to an increase in loans sold to the secondary market. The Bank sold $95 million in loans during 2002. Sold loans totaled $260,774,730 at year-end 2002, compared to $214,576,888 for the same period in 2001. The Bank expects to continue to sell fixed rate loans to the secondary market, retaining the servicing, in order to manage interest rate risk and control growth.

Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 80% of the Bank’s real estate mortgage loan portfolio. Real estate loans decreased $24,917,225 or 8.43%, from $295,455,068 at December 31, 2001 to $270,537,843 at December 31, 2002. This is consistent with recent years because of the Bank’s strategy of selling fixed-rate loans to the secondary market. Consumer loans increased $7,498,893, or 30.29%, to $32,255,636 due the Bank’s campaign in developing increased Home Equity Lines of Credit.

The amortized cost of investment securities increased $27,429,630, or 49.16%, from $55,793,535 at December 31, 2001 to $83,223,165 at December 31, 2002. The Bank took the proceeds of the sale of loans and invested these funds in short-term Commercial Paper, Mortgage-Backed Securities, U.S. Government Agencies, and Trust Cap Preferreds. Moreover, the Bank liquidated several long-term Corporate Bonds in order to shorten maturities and improve the risk profile of the investment portfolio. As a result, the Bank realized gains on the sale of securities in the amount of $146,473 during 2002, compared to $76,863 in 2001. At December 31, 2002, the Bank’s available-for-sale investment portfolio had a net unrealized gain of $233,331, compared to a net unrealized loss of $1,456,178 at December 31, 2001. This change of $1,689,509 in market value was significantly influenced by the decline in interest rates during 2002 which increased the market value of the investment portfolio.

Real estate owned and property acquired in settlement of loans decreased by a net $79,832, or 79.43%, to $20,668 at December 31, 2002.

Deposits increased by $6,591,426 or 1.56%, to $429,328,420 at December 31, 2002, from $422,736,994 at December 31, 2001. During 2000 and early 2001, the Bank offered time deposits with special rates in an effort to attract and retain deposits that had recently been acquired from NLTC and to meet the competitive environment. These time deposits carried a higher rate of interest than the current market and began to mature during 2002. Approximately $75 million of these “specials” matured in 2002 and were either re-deposited into other Bank deposit products or re-invested elsewhere. Many customers, uncertain about stock market stability, moved funds back into fully insured bank deposit accounts. At December 31, 2002, time deposits comprised 27.12% of total deposits versus 36.79% for the same period in 2001, reflecting customers’ appetite for short-term, liquid, and fully insured deposits.

Advances from the FHLB remained at zero during 2002.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2002, the Bank’s liquidity ratio of 17.89% was sufficient to cover the Bank’s anticipated needs for funding loan and investment demands. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2002, the Bank had approximately $145,000,000 in additional borrowing capacity from the FHLB.

At December 31, 2002, the Company’s shareholders’ equity totaled $33,765,996, compared to $28,965,895 at year-end 2001. The increase of $4,800,101 reflects net income of $4,299,988, the payment of $1,233,618 in common stock dividends, the exercise of 21,950 stock options in the amount of $38,272, a tax benefit on the exercise of stock options of $35,127, an increase in Paid-in Capital in the amount of $256,765 for the exercise of stock options, and an increase of $1,403,567 in accumulated other comprehensive income. The change in other comprehensive income reflects a decrease in interest

Management’s Discussion and Analysis (continued)

rates during 2002 and the corresponding rise in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares are repurchased. As of December 31, 2002, 59,500 shares of common stock had been repurchased. During 2002, no shares were repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2002, the Company had funds in the amount of $3,022,652 available, which it planned to use to continue its annual dividend payout of $.64 per share and pay interest on its capital securities. These payments are approximately $2.8 million per year. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

Net cash provided by (used in) operating activities increased $10,038,866 to $9,932,349 in 2002 from $(106,517) in 2001. The increase in net income and decrease in loans held-for-sale accounted for the majority of the change.

Net cash flows provided by (used in) investing activities totaled $(8,040,447) in 2002 compared to $4,690,378 in 2001, a change of $12,730,825. During 2002, the Bank utilized proceeds from both the sale and maturities of investment securities and loans to purchase $98,152,915 in investment securities. These purchases were either re-investments or additions to the investment portfolio.

In 2002, net cash flows used in financing activities totaled $4,809,435 compared to net cash provided by financing activities of $23,701,303 in 2001, a change of $28,510,738. During 2001, the Bank experienced a $28,625,069 increase in deposits and repurchase agreements which was somewhat offset by a

FHLB advance prepayment in the amount of $10,000,000. During 2002, the origination of fixed rate loans and sale to the secondary market dampened the need for funds. Thus, the need to attract deposits was tempered.

The Bank expects to be able to fund loan demand and other investing activities during 2003 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2002, the Bank’s ratios were 7.02%, 7.02%, and 12.24%, respectively, well in excess of the regulators’ requirements.

At December 31, 2002, the Bank had loan commitments in the amount of approximately $25 million.

Book value per share was $17.24 at December 31, 2002 versus $14.95 per share at December 31, 2001.

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) which require the measurement of the Company’s financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

Unlike other companies, nearly all of the assets and liabilities of a bank are monetary in nature. As a result, interest rates have a far greater impact on a bank’s performance than the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank’s assets and liabilities are important to the maintenance of acceptable performance levels.

Management’s Discussion and Analysis (continued)

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of SEC 33-8182.

Interest Rate Sensitivity

The principal objective of the Bank’s interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank’s business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Director’s approved guidelines. The Bank’s Board of Directors has established an Asset/Liability Committee (ALCO) to review its asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

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

The Bank’s one-year gap at December 31, 2002, was –6.02%, compared to the December 31, 2001 gap of –9.46%. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages to the secondary market in order to minimize interest rate risk.

The Bank’s one-year gap, of approximately negative six percent at December 31, 2002, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2002:

	0-3	3-6	6 Months-	1-3	Beyond
	Months	Months	1 Year	Years	3 Years	Total
	($ in thousands)
Interest earning assets:
Loans (1)	$50,209	$16,992	$32,043	$89,860	$131,252	$320,356
Investments and federal funds sold	56,105	4,788	3,254	21,073	32,631	117,851

Total	106,314	21,780	35,297	110,933	163,883	438,207

Interest bearing liabilities:
Deposits	122,061	34,565	24,549	32,119	186,172	399,466
Repurchase agreements	8,592	—	—	—	—	8,592
Borrowings	—	—	—	—	—	—

Total	130,653	34,565	24,549	32,119	186,172	408,058

Period sensitivity gap	(24,339)	(12,785)	10,748	78,814	(22,289)	30,149

Cumulative sensitivity gap	$(24,339)	$(37,124)	$(26,376)	$52,438	$30,149

Cumulative sensitivity gap as a percentage of interest-earning assets	-5.55%	-8.47%	-6.02%	11.97%	6.88%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.

(1)	Excludes non-earning loans.

The following table sets forth the Bank’s NPV as of December 31, 2002 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the December 31, 2002 reporting cycle, all output associated with the –200 and –300 bps scenarios has been suppressed due to the low prevailing interest rate environment.

	Net Portfolio Value			NPV as % of PV Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	55,212	-6,441	-10%	10.91%	-113bp
+200 bp	59,151	-2,502	-4%	11.60%	-44bp
+100 bp	61,380	-273	0%	11.99%	-5bp
0 bp	61,653	—	—	12.04%	—
-100 bp	61,429	-224	0%	11.99%	-5bp

Management’s Discussion and Analysis (continued)

Results of Operations

Net Interest Income

Net interest income for the year ended December 31, 2002, increased by $796,196 or 5.05%, to $16,567,492. The increase was primarily due to a decrease in interest paid on deposits. The Bank offered time deposit specials during 2000 and 2001 in order to attract and retain customer deposits. These time deposits matured throughout 2002, and, with interest rates near historic lows, customers rolled these specials into lower costing deposits.

Total interest income decreased by $5,130,769, or 16.04%. Lower interest rates and fewer loans held in portfolio accounted for the majority of the decrease in interest and fees on loans. In 2002, the Bank originated $231.5 million in loans. Despite record production volume, total loans decreased from $340,436,012 at December 31, 2001 to $319,865,972 at December 31, 2002. The decrease was primarily attributed to an increase in loans sold into the secondary market. The Bank sold $95 million in loans during 2002. These sales of loans resulted in the Bank’s sold loan portfolio increasing by 21.53% to $260,774,730 at December 31, 2002.

Interest and dividends on investments decreased by $438,785 or 9.41% due to a drop in yield from 6.82% to 4.22%. The Bank repositioned its investment portfolio during 2002 in order to shorten maturities and, as a result, higher yielding, long-term bonds were liquidated and replaced by lower yielding, short-term investments.

Total interest expense decreased $5,926,965, or 36.54%. As mentioned above, interest on deposits decreased significantly due to the maturing of higher costing time deposits. Interest on deposits decreased by $5,518,846, or 39.35%. In addition, interest on FHLB advances was zero compared to $281,574 in 2001, because the Bank prepaid FHLB advances in 2001.

The Bank’s overall cost of funds decreased from 3.89% in 2001 to 2.45%, or 37.02%. The cost of deposits, including repurchase agreements, decreased from 3.63% in 2001 to 2.18% in 2002, or 39.94%. As mentioned above, the change was due to higher costing deposits rolling into a lower interest rate environment. In addition, the Bank was able to prepay all of its outstanding FHLB advances during 2001, thereby reducing interest on advances and other borrowed money.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.63% in 2002 from 3.56% in 2001. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.71% in 2002 from 3.60% in 2001. Both increases are the result of interest rates paid on deposits decreasing more quickly than interest and dividends earned on loans and investment securities.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	2002	2001	2000	1999	1998
Yield on loans	6.64%	7.57%	7.77%	7.46%	8.13%
Yield on investment securities	4.22%	6.82%	7.71%	6.65%	6.03%
Combined yield on loans and investments	6.08%	7.45%	7.76%	7.32%	7.75%
Cost of deposits, including repurchase agreements	2.18%	3.63%	3.86%	3.60%	4.29%
Cost of other borrowed funds	9.25%	9.12%	7.56%	5.86%	5.53%
Combined cost of deposits and borrowings	2.45%	3.89%	4.20%	3.75%	4.32%
Interest rate spread	3.63%	3.56%	3.56%	3.57%	3.43%
Net interest margin	3.71%	3.60%	3.64%	3.75%	3.69%

Management’s Discussion and Analysis (continued)

The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

Years ended December 31,	2002			2001			2000
	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest earning assets:
Loans (2), (3)	$333,592	$22,145	6.64%	$353,102	$26,744	7.57%	$358,483	$27,856	7.77%
Investment securities and other	100,023	4,224	4.22	68,347	4,662	6.82	56,577	4,360	7.71

Total interest earning assets	433,615	26,369	6.08	421,449	31,406	7.45	415,060	32,216	7.76

Non-interest earning assets
Cash	17,378			18,211			14,076
Other non-interest earning assets (4)	35,142			36,904			30,503

Total non-interest earning assets	52,520			55,115			44,579

Total	$486,135			$476,564			$459,639

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and MMAs	$252,719	$3,193	1.26%	$222,532	$4,429	1.99%	$206,486	$4,652	2.25%
Time deposits	134,796	5,314	3.94	163,221	9,596	5.88	153,309	9,224	6.02
Repurchase agreements	15,683	269	1.72	11,817	396	3.35	10,857	444	4.09
Capital securities and other borrowed funds	16,400	1,517	9.25	19,733	1,799	9.12	37,044	2,802	7.56

Total interest bearing Liabilities	419,598	10,293	2.45	417,303	16,220	3.89	407,696	17,122	4.20

Non-interest bearing liabilities:
Demand deposits	28,793			24,954			19,595
Other	6,896			6,309			5,192

Total non-interest bearing liabilities	35,689			31,263			24,787

Shareholders’ equity	30,848			27,998			27,156

Total	$486,135			$476,564			$459,639

Net interest rate spread		$16,076	3.63%		$15,186	3.56%		$15,094	3.56%

Net interest margin			3.71%			3.60%			3.64%

Ratio of interest-earning assets to interest bearing liabilities			103.34%			100.99%			101.81%

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

(3) Loan fees are not included in interest on interest earning assets.

(4) Other non-interest earning assets includes non-earning assets and real estate owned.

Management’s Discussion and Analysis (continued)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2002 vs. 2001 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans (1)	$(1,427)	$(3,172)	$(4,599)
Interest income on investments	1,709	(2,147)	(438)

Total interest income	282	(5,319)	(5,037)

Interest expense on savings, NOW and MMAs	725	(1,961)	(1,236)
Interest expense on time deposits	(1,479)	(2,803)	(4,282)
Interest expense on repurchase agreements	261	(388)	(127)
Interest expense on capital securities and other borrowings	(308)	26	(282)
Total interest expense	(801)	(5,126)	(5,927)

Net interest income	$1,083	$(193)	$890

	Year ended December 31, 2001 vs. 2000 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans (1)	$(410)	$(702)	$(1,112)
Interest income on investments	678	(376)	302

Total interest income	268	(1,078)	(810)

Interest expense on savings, NOW and MMAs	458	(681)	(223)
Interest expense on time deposits	581	(209)	372
Interest expense on repurchase agreements	46	(94)	(48)
Interest expense on capital securities and other borrowings	(1,796)	793	(1,003)

Total interest expense	(711)	(191)	(902)

Net interest income	$979	$(887)	$92

(1)	Interest income on loans does not include fees on loans.

Management’s Discussion and Analysis (continued)

Provision for Loan Losses

Lake Sunapee Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly. The valuation allowance consists of a specific allowance for identified problem loans and a general allowance for current performing loans. The amount of the specific allowance is based on loss estimates considering expected cash flows or fair value of the collateral. The amount of the general allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Fluctuations in the balances of impaired loans affect the specific allowance while fluctuations in volume, concentrations, and market conditions affect the general allowance. The allowance for loan losses is allocated across loan types.

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with SFAS No. 114 “Accounting by creditors for impairment of a loan,” and SFAS No. 118, “Accounting by creditors for impairment of a loan – income recognition and disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. A loan is not deemed to be impaired if the Bank expects to collect all amounts due, including interest at the contractual rate. Measurement of impairment can be based on the present value of expected cash flows discounted at the loans effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 5 “Loans Receivable,” in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs. Results are reported directly to the Audit Committee of the Bank’s Board of Directors.

The Bank prepares a worksheet applying loss factors to outstanding loans by type. The worksheet stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the inherent risk associated with each type. In determining the loss factors to apply to each type of loan, the Bank considers historical losses, peer group comparisons, industry data, and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. In the fourth quarter of 2002 the Bank expanded the number of loan categories used in the adequacy test to provide additional stratification of the loan portfolio. Expanding the number of types, with loss factors for each type, was recommended by regulatory examiners. The additional stratification for purposes of testing the adequacy of the allowance had no effect on the determination that the allowance was adequate on December 31, 2002.

The allowance for loan losses at December 31, 2002 was $3,875,708, compared to $4,405,385 at year-end 2001. The decline was primarily a result of $604,686 in loan write-downs incurred in the third quarter in anticipation of selling a $2.0 million pool of sub-performing and non-performing loans. The write-downs were taken to reduce the book value of the loans to their fair value. The decision to package and sell the loans considered factors such as anticipated collateral acquisition, holding, and liquidation costs. The loans were acquired from NLTC in 1999 along with an allowance for loan losses. The Bank improved the overall quality of the loan portfolio by selling those non-performing and sub-performing loans. At December 31, 2002 the allowance consisted of $3,847,395 in general reserves compared to $4,112,733 at the end of 2001. During 2002, the Bank had net charge-offs and write-downs of $649,677 compared to net charge-offs of $117,469 in 2001. Gross charge-offs and write-downs during 2002 amounted to 0.21% of average loans. The provision for loan losses was $120,000 compared to $90,000 in 2001. The allowance represented 1.21% of total loans at year-end 2002 compared to 1.29% at year-end 2001. The allowance for loan losses as a percentage of total non-performing loans was 584% at December 31, 2002 compared to 175% at December 31, 2001. The improvement came from the reduction in non-performing loans due to improved borrower performance and the sale of certain non-performing loans.

While the amount of the allowance declined, management determined the allowance remained at a level sufficient to cover inherent losses in the loan portfolio. The results of the adequacy test, reduction in both non-performing and classified loans, the increase in the allowance as a percentage of non-performing loans, and the generally favorable real estate market conditions in the Bank’s market area contributed to that determination. The $30,000 increase in the amount of the provision for loan loss in 2002 helped to maintain the allowance at an adequate level despite the charge-offs. During 2002 the loan portfolio declined by $20.6

Management’s Discussion and Analysis (continued)

million, but consumer loans increased about $7.5 million. Historical losses from consumer loans have been low, but the volume increase resulted in a slightly higher allocation to that category. The allocation table below also reflects a shift in the allowance from commercial loans to conventional real estate loans.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

Total classified assets, excluding special mention loans, as of December 31, 2002 and 2001 were $3,333,767 and $7,092,289, respectively. Total non-performing assets amounted to $684,760 and $2,621,424 for the respective years. The decrease in non-performing loans is due to the sale of some and the repayment, liquidation or improved performance of others. Non-performing loans consist of loans 90 days or more past due and impaired loans. Impaired loans were $105,354 on December 31, 2002 and $1,267,037 on December 31, 2001. Loans 90 days or more past due were $558,738 at the end of 2002 and $1,254,387 at the end of 2001. Loans 30 to 89 days past due were $4,542,125 and $5,800,075, respectively at December 31, 2002 and 2001. If all nonaccruing loans had been current in accordance with their terms during the years ended December 31, 2002 and 2001, interest income on such loans would have amounted to approximately $66,000 and $123,000, respectively.

As of December 31, 2002 there were no other loans not included in the tables below or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table sets forth the breakdown of nonperforming assets:

	2002	2001	2000	1999	1998
Nonaccrual Loans, including impaired (1)	$664,092	$2,521,424	$1,871,442	$1,750,305	$2,021,213
Real estate owned	20,668	100,000	45,000	219,000	670,153

Total nonperforming assets	$684,760	$2,621,424	$1,916,442	$1,969,305	$2,691,366

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category:

	2002	2001	2000	1999	1998
Real estate loans—
Conventional	$499,053	$1,048,780	$967,663	$282,194	$136,699
Construction	59,000	101,606	—	—	—
Consumer loans	—	68,474	38,748	8,267	4,300
Commercial and municipal loans	685	35,527	—	420,688	30,000
Impaired loans (2)	105,354	1,267,037	865,031	1,039,156	1,850,214

Total nonaccrual loans	$664,092	$2,521,424	$1,871,442	$1,750,305	$2,021,213

(1) All loans 90 days or more delinquent are placed on a nonaccruing status.

(2) All impaired loans are placed on a nonaccruing status.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the periods ended December 31:

	2002	2001	2000	1999	1998
Balance, beginning of period	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451
Write-downs of nonperforming loans transferred to loans held-for-sale	604,686	—	—	—	—
Charge-offs:
Residential real estate	15,964	43,358	6,098	61,237	71,077
Commercial real estate	—	88,822	57,385	254,168	—
Construction	—	24,642	—	—	30,000
Consumer Loans	48,120	18,866	20,615	5,250	2,229
Commercial Loans	19,129	25,768	130,752	48,808	9,420

Total charge-offs	687,899	201,456	214,850	369,463	112,726
Recoveries	38,222	83,987	267,141	31,284	48,176
Balance from acquisition	—	—	—	1,421,674	—
Provision charged to income	120,000	90,000	60,000	120,000	120,167

Balance, end of period	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068

The following table sets forth the allocation of the loan loss valuation allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2002			2001			2000
Real estate loans—
Conventional and commercial	$2,763	71%	80%	$2,421	55%	82%	$2,457	55%	80%
Construction	207	5	5	176	4	5	176	4	3
Collateral and Consumer loans	155	4	10	132	3	7	139	3	10
Commercial and Municipal loans	723	19	5	1,273	29	6	1,446	33	7
Impaired loans	28	1		293	7		130	3
Other				110	2		85	2

Valuation allowance	$3,876	100%	100%	$4,405	100%	100%	$4,433	100%	100%

Valuation allowance as a percentage of Total loans	1.21%			1.29%			1.26%

	1999			1998
Real estate loans—
Conventional and Commercial	$1,953	45%	78%	$1,473	48%	79%
Construction	147	3	2	123	4	2
Collateral and Consumer loans	133	3	11	68	2	11
Commercial and Municipal loans	1,800	42	9	1,007	32	8
Impaired loans	209	5		386	12
Other	79	2		60	2

Valuation allowance	$4,321	100%	100%	$3,117	100%	100%

Valuation allowance as a percentage of total loans	1.23%			1.30%

Management’s Discussion and Analysis (continued)

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

Other Income and Expense

Total other income increased $1,577,059, or 39.69%, to $5,550,541 at December 31, 2002. Net gains on sales of loans increased by $898,219, or 68.83%. This accounted for 56.96% of the total increase in other income. As mentioned above, the Bank sold approximately $95 million of loans to the secondary market during 2002 which generated the gains on sold loans. Customer service fees increased by $333,499, or 16.65%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. In addition, the Undistributed gain in CHC increased by $271,717, or 171.65%, to $113,424 from a loss of $158,293. During 2001, CHC incurred one-time expenses due to merging into one company and converting to a new core processing system.

Total operating expenses increased $344,808, or 2.32%, to $15,222,750 at December 31, 2002. Salaries and benefits increased $1,168,505, or 16.94%. The majority of the increase was due to salaries and commissions associated with the origination of real estate mortgage loans. Outside services increased $358,615, or 84.55%. During 2002, one-time expenses in the amount of approximately $100,000 were incurred for consulting fees, annual fees in the amount of $111,000 for the Bank’s new core processing system were realized, and legal, audit, and other outside fees increased. Amortization of mortgage servicing rights (MSRs) increased $202,985, or 33.86%. The Bank amortizes MSRs collected over a five-year period and because higher than normal prepayments occurred during 2002 due to high refinancings, the unamortized portion of the MSRs was required to be expensed. These increases in Total operating expenses were offset by two factors. First, the Bank incurred a one-time penalty in the amount of $608,591 in 2001 to cover the prepayment of FHLB advances. Second, expenses in the amount of $247,156 in Amortization of goodwill and $769,421 in Amortization of unidentifiable intangible assets (UIA) incurred in 2001 were eliminated. The elimination of the goodwill expense and UIA amortization was made in accordance with the provisions of SFAS 147. For a more detailed explanation of SFAS 147, please see the discussion in “Impact of New Accounting Standards”.

Impact of New Accounting Standards

FASB has issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and rescinds SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125”. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

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

The adoption of SFAS No. 141 had no immediate effect on the Company’s consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This

Management’s Discussion and Analysis (continued)

Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

SFAS No. 142 was effective as follows: All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The Company had an unidentifiable intangible asset as of December 31, 2001 in the amount of $9,668,456 that arose from the Company’s purchase of certain assets and its assumption of certain liabilities of branch offices of NLTC in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. Through December 31, 2001, this intangible asset was being amortized to expense over fifteen years on the straight-line method. This accounting was in accordance with SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and did not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset was subject to the impairment review requirements of SFAS No. 121.

On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether “troubled” or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

The Company’s assets as of December 31, 2001 included goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. The goodwill was being amortized at the rate of $247,156 per year. Under SFAS No. 142 this amortization was discontinued but is subject to the impairment review requirements of SFAS No. 142.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS Statement No. 147. In addition, SFAS Statement No. 147 amends SFAS Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are

Management’s Discussion and Analysis (continued)

effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS Statement No. 147, the Company, has reclassified, as of September 30, 2002, its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS Statement No. 142, with no amortization expense. Accordingly the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $753,384 that would have been recorded if SFAS Statement No. 147 had not been issued.

In accordance with SFAS Statement No. 147, the Company tested its reclassified goodwill and other goodwill for impairment as of January 1, 2002. The Company also tested its total goodwill for impairment as of December 31, 2002. The Company determined that its goodwill as of January 1, 2002 and December 31, 2002 was not impaired.

The Company’s amortization expense related to reclassified goodwill was $769,421 and $732,324 for the years ended December 31, 2001 and December 31, 2000, respectively.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for years ended December 31:

	2002	2001	2000
Reported net income	$4,299,988	$3,100,464	$2,412,069
Add back goodwill amortization net of tax effect	—	499,354	464,293

Adjusted net income	$4,299,988	$3,599,818	$2,876,362

Basic earnings per share:
Reported net income	$2.20	$1.60	$1.17
Goodwill amortization	—	.26	.23

Adjusted net income	$2.20	$1.86	$1.40

Diluted earnings per share:
Reported net income	$2.19	$1.59	$1.17
Goodwill amortization	—	.26	.23

Adjusted net income	$2.19	$1.85	$1.40

The effect of the Company’s adoption of SFAS No. 147 was to increase net income for the year ended December 31, 2002 by $477,645.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company’s consolidated financial statements.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 includes net deferred income tax expense (benefit) of $811,907, $387,196, and $(217,775), respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Management’s Discussion and Analysis (continued)

Comparison of Years Ended December 31, 2001 and 2000

In 2001, the Company earned $3,100,464 or $1.59 per common share, assuming dilution, compared to $2,412,069 or $1.17 per common share, assuming dilution, in 2000. The increase in earnings was primarily due to the increase in the Net gain on thesale of loans in the amount of $1,009,719. During 2001, the Bank’s loan originations increased by 89.17% to $230.6 million as interest rates declined from 2000 to 2001 and refinancings increased. The Bank’s sold loan portfolio increased from $165.0 million at December 31, 2000 to $214.6 million at December 31, 2001 as the Bank sold fixed rate loans to the secondary market. Savings from expenses associated with the acquisition of three NLTC branches were also realized. In particular, Salaries and employeebenefits decreased by $638,139, as the Bank was able to reduce its number of full-time employees. These expense savings were offset by a prepayment penalty in the amount of $608,591 made to the FHLB to cover the prepayment of advances in the amount of $10 million. Total expenses increased 2.75%.

Financial Condition

Total assets increased by $30,540,548 or 6.59% from $463,396,528 at December 31, 2000, to $493,937,076 at December 31, 2001.

Deposits increased by $28,625,069, or 7.26% to $422,736,994 from $394,111,925. During 2001, customers sought the safety and predictability of insured deposits because of the instability being experienced in the financial markets. As a result, the Bank’s short-term money market accounts increased by $25 million or 50% during 2001.

Total loans, excluding loans held-for-sale, decreased $11,335,263, or 3.22% from $351,771,275 to $340,436,012. The declining interest rate environment experienced during 2001 directly influenced this decrease. As a result, customers refinanced adjustable rate mortgages, which the Bank holds in portfolio, into fixed rate mortgages, which the Bank sells to the secondary market. The majority of the decrease in loans occurred in real estate loans. This segment fell $11,309,594, or 3.69%, to $295,455,068 at December 31, 2001.

The amortized cost of investment securities increased by $3,793,730, or 7.30% from $51,999,805 to $55,793,535. The Bank’s net unrealized loss on available-for-sale securities of $1,456,178 at December 31, 2001 compares to a net unrealized loss of $3,669,517 for the same period in 2000. This change of $2,213,339 in market value reflects a downward trend in interest rates during 2001 and the resultant increase in bond values.

Real estate owned and property acquired in settlement of loans increased by a net $65,500 to $100,500. The majority of the balance represented two single-family properties.

Advances from the FHLB decreased by $10,000,000 to zero during 2001. The Bank took advantage of deposit inflows and utilized these funds to prepay FHLB advances. The prepayment penalties in the amount of $608,591 were offset by the elimination of interest expense on these advances. During 2001, repurchase agreements increased $6,871,881 as business customers sought the safety of collateralized deposits.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2001, the Bank’s liquidity ratio of 12.50% was sufficient to cover the Bank’s anticipated needs for funding loan and investment needs. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2001, the Bank had approximately $145 million in additional borrowing capacity from the FHLB.

At December 31, 2001, the Company’s shareholders’ equity totaled $28,965,895 compared to $26,697,324 at year-end 2000. The increase of $2,268,571 reflects net income of $3,100,464, the payment of $1,243,555 in common stock dividends, the repurchase of 59,500 shares in the amount of $804,875, the exercise of 23,355 stock options in the amount of $75,904, a gain of $176,879 on the sale of treasury stock, a tax benefit on stock options of $36,996, and an after-tax increase of $926,758 in accumulated other comprehensive income.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares are repurchased. As of December 31, 2001, 59,500 shares of common stock had been repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

During 2001, the Bank paid a dividend in the amount of $2,800,000 to the Company. The Bank pays dividends to the Company as its sole stockholder, within

Management’s Discussion and Analysis (continued)

guidelines set forth by the OTS. Since the Bank is well capitalized and has capital in excess of regulatory requirements, funds were available to cover the Company’s dividend, interest, and stock repurchase needs.

Net cash provided by operating activities decreased $4,129,993 to $(106,517) in 2001 from $4,023,476 in 2000. The change in loans held-for-sale due to the Bank’s origination of fixed rate loans accounted for the majority of the change.

Net cash flows provided by investing activities totaled $4,690,378 in 2001 compared to $3,221,024 in 2000, an increase of $1,469,354. A capital investment in the amount of $1,751,998 to cover the funding of the Bank’s conversion to a new core processing system and an increase in the Bank’s investment portfolio of $6,074,669 was more than offset by a net increase in cash flows the amount of $12,881,166 from loan originations and principal collections.

In 2000, net cash flows used in financing activities totaled $1,783,865 compared to net cash provided by financing activities of $23,701,303 in 2001, a change of $25,485,168. A net increase in deposits and repurchase agreements of $35,496,950 was used to prepay a FHLB advance in the amount of $10,000,000.

As a result of the deposit inflows and loan refinancings, the Bank experienced an increase in the amount of $28,285,164 in its cash position.

As of December 31, 2001, the Bank’s tangible, core and total risk-based capital ratios were 6.65%, 6.65%, and 10.83%, respectively, well in excess of the regulators’ requirements. Book value per share was $14.95 at December 31, 2001 versus $13.53 per share at December 31, 2000.

Net Interest Income

Net interest income for the year ended December 31, 2001 increased by $236,605, or 1.52%, to $15,771,296 due to the Bank’s cost of funds decreasing at a more rapid pace than its interest income on loans. The Bank’s negative gap position and the falling interest rate environment facilitated the Bank’s net interest income increase.

Total interest income decreased by $665,937, or 2.04%, to $31,991,145. During 2001, the Bank’s yield on loans and investments decreased to 7.45% from 7.76%, or 3.99%. This fall in yield was slightly offset by an increase in the Bank’s investment portfolio.

Total interest expense decreased $902,542, or 5.27%. The Bank’s overall cost of funds decreased from 4.20% in 2000 to 3.89% in 2001. A slight increase in interest on deposits in the amount of $149,776, or 1.08%, due to increased volume was offset by a decrease of $1,004,497 in FHLB advance interest expense. During 2001, the Bank prepaid $10,000,000 in FHLB advances, which accounted for the difference.

Provision for Loan Losses

The allowance for loan losses at December 31, 2001 was $4,405,385, compared to $4,432,854 at year-end 2000. The allowance in 2001 includes $4,112,733 in general reserves compared to $4,035,958 at the end of 2000. During 2001, the Bank had net charge-offs of $117,469 compared to net recoveries of $52,291 in 2000. Gross charged-off loans during 2001 amounted to 0.06% of average loans, the same as 2000. The provision for loan loss was $90,000 in 2001 compared to $60,000 in 2000. The allowance represented 1.29% of total loans at year-end 2001 versus 1.26% at year-end 2000. The allowance for loan losses as a percentage of total non-performing loans was 175% at December 31, 2001 compared to 237% at December 31, 2000.

The $30,000 increase in the provision for loan loss helped to sustain the allowance at a similar level during a period of similar charge-off amounts with $183,154 less from recoveries. The allowance was down slightly because net charge-offs in 2001 exceeded the amount of the provision. The amount of the allowance was considered adequate as of December 31, 2001. When measured as a percentage of loans, the allowance increased slightly due to an $11 million decline in loans receivable.

Total classified loans, excluding special mention loans, as of December 31, 2001 and 2000 were $7,092,289 and $5,248,151, respectively. Total non-performing assets amounted to $2,621,424 and $1,916,442 for the respective years. Non-performing loans are on non-accrual status and consist of impaired loans and loans 90 days or more past due. At December 31, 2001 and 2000 the respective amount of impaired loans was $1,267,037 and $865,031 and loans over 90 days past due were $1,254,387 and $1,006,411. Total non-performing loans were $2,521,424 at the end of 2001 compared to $1,871,442 at the end of 2000. At December 31, 2001, 2000, and 1999 loans 30 to 89 days delinquent were $5,800,075, $4,318,705, and $4,170,219, respectively.

Management’s Discussion and Analysis (continued)

The increase in non-performing assets was primarily attributed to the deterioration in an extension of credit of approximately $400,000 with one borrower. The increase in both the number and aggregate amount of loans over 90 days past due also contributed to the change. The amount of classified loans increased as internal loan reviews identified weaknesses in five commercial relationships, including commercial real estate loans. Those relationships range from $148,000 to $642,000 with an aggregate amount of about $2,216,000. The loans were acquired in 1999 along with the acquisition of three branch offices. The problems with the credits are isolated and unique for each relationship and not the result of any trends or uncertainties that might have a broader impact on the loan portfolio. The increase in loans 30 to 89 days past due results from a greater number of loans 30 to 59 days past due and a larger balance loan over 60 days past due. Loans not classified, but 30 to 89 days past due are deemed to be collectible. The rise in delinquent loans represents a spike at year-end and not a long-term trend.

Other Income and Expense

Total other income increased by $1,160,947, or 41.28% to $3,973,482. This increase was due to the increase in customer refinancings spurred by the drop in interest rates. Net gains on the sale of loans totaled $1,305,041 at year-end 2001 compared to $295,322 in 2000, which accounted for $1,009,719 of the total other income increase. As mentioned above, the Bank’s sold loan portfolio increased by 30% to $214.6 million.

Total operating expenses increased $397,958, or 2.75% to $14,877,942 in 2001 from $14,479,984 in 2000. A decrease in salaries and employees benefits in the amount of $638,139 was offset by a one-time expense of $608,591 to cover a prepayment fee to the FHLB resulting from the prepayment of $10,000,000 in FHLB advances. The decrease in salaries and benefits was due to a reduction in full-time equivalents created by savings from the NLTC acquisition. The balance of the increase in other expenses was due to normal cost of living increases.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of thpeir operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 10, 2003

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Financial Condition

As of December 31,	2002	2001
ASSETS
Cash and due from banks	$21,364,567	$22,366,440
Federal Home Loan Bank overnight deposit	32,022,628	33,938,288

Total cash and cash equivalents	53,387,195	56,304,728
Securities available-for-sale	80,453,729	50,332,502
Securities held-to-maturity (fair values of $3,087,400 as of December 31, 2002 and $4,104,887 as of December 31, 2001)	3,002,767	4,004,855
Federal Home Loan Bank stock	2,371,400	2,446,800
Loans held-for-sale	5,556,419	8,636,032
Loans receivable, net of the allowance for loan losses of $3,875,708 as of December 31, 2002 and $4,405,385 as of December 31, 2001	317,143,672	337,182,926
Accrued interest receivable	2,243,968	2,994,349
Bank premises and equipment, net	9,385,618	9,846,790
Investments in real estate	473,722	486,164
Real estate owned and property acquired in settlement of loans	20,668	100,500
Goodwill	12,140,016	2,471,560
Unidentifiable intangible asset on branch acquisitions	—	9,668,456
Investment in partially owned Charter Holding Corp., at equity	3,043,466	2,930,042
Other assets	7,422,283	6,531,372

Total assets	$496,644,923	$493,937,076

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$29,860,806	$29,520,462
Interest-bearing	399,467,614	393,216,532

Total deposits	429,328,420	422,736,994
Securities sold under agreements to repurchase	8,592,098	19,054,378
Accrued expenses and other liabilities	8,558,409	6,779,809

Total liabilities	446,478,927	448,571,181

GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES	16,400,000	16,400,000

As of December 31,	2002	2001

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 5,000,000 shares authorized, 2,489,958 shares issued and 1,958,924 shares outstanding as of December 31, 2002 and 2,479,858 shares issued and 1,936,974 shares outstanding as of December 31, 2001	24,899	24,798
Paid-in capital	18,402,577	18,110,685
Retained earnings	20,052,439	16,986,069
Accumulated other comprehensive income (loss)	102,195	(1,301,372)

	38,582,110	33,820,180
Treasury stock, at cost, 531,034 shares as of December 31, 2002 and 542,884 shares as of December 31, 2001	(4,816,114)	(4,854,285)

Total shareholders’ equity	33,765,996	28,965,895

Total liabilities and shareholders’ equity	$496,644,923	$493,937,076

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$22,636,828	$27,328,812	$28,297,023
Interest and dividends on investments	4,223,548	4,662,333	4,360,059

Total interest income	26,860,376	31,991,145	32,657,082

INTEREST EXPENSE
Interest on deposits	8,506,730	14,025,576	13,875,800
Interest on advances and other borrowed money	—	281,574	1,286,071
Interest expenses on NHTB Capital Trust I capital securities	1,517,000	1,517,000	1,517,000
Interest on securities sold under agreements to repurchase	269,154	395,699	443,520

Total interest expense	10,292,884	16,219,849	17,122,391

Net interest income	16,567,492	15,771,296	15,534,691

PROVISION FOR LOAN LOSSES	120,000	90,000	60,000

Net interest income after provision for loan losses	16,447,492	15,681,296	15,474,691

OTHER INCOME
Customer service fees	2,336,590	2,003,091	1,986,834
Net gain (loss) on sales, calls and writedowns of securities	146,473	76,863	(48,383)
Net gain on sales of premises, equipment, other real estate owned and other assets	17,625	4,083	196
Net gain on sale of loans	2,203,260	1,305,041	295,322
Rental income	483,484	498,017	488,678
Realized gain (loss) in Charter Holding Corp.	113,424	(158,293)	(25,000)
Brokerage service income	109,398	103,460	113,688
Other income	140,287	141,220	1,200

Total other income	5,550,541	3,973,482	2,812,535

OTHER EXPENSES
Salaries and employee benefits	8,064,770	6,896,265	7,534,404
Occupancy expenses	2,367,882	2,293,883	2,215,904
Advertising and promotion	225,366	243,853	221,645
Depositors’ insurance	72,828	74,453	77,332
Outside services	782,783	424,168	515,440
Amortization of goodwill	—	247,156	247,156
Amortization of unidentifiable intangible asset from branch acquisitions	—	769,421	732,324
Amortization of mortgage servicing rights	802,532	599,547	468,627
Prepayment penalty expense Federal Home Loan Bank	—	608,591	—
Other expenses	2,906,589	2,720,605	2,467,152

Total other expenses	15,222,750	14,877,942	14,479,984

For the years ended December 31,	2002	2001	2000

INCOME BEFORE PROVISION FOR INCOME TAXES	6,775,283	4,776,836	3,807,242

PROVISION FOR INCOME TAXES	2,475,295	1,676,372	1,395,173

NET INCOME	$4,299,988	$3,100,464	$2,412,069

Earnings per common share	$2.20	$1.60	$1.17

Earnings per common share, assuming dilution	$2.19	$1.59	$1.17

Dividends declared per common share	$.64	$.64	$.64

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2002	2001	2000
COMMON STOCK
Balance, beginning of year	$24,798	$24,798	$24,798
Exercise of stock options (10,100 shares in 2002, 0 shares in 2001 and 2000)	101	—	—

Balance, end of year	$24,899	$24,798	$24,798

PAID-IN CAPITAL
Balance, beginning of year	$18,110,685	$17,896,810	$17,895,316
Increase on issuance of common stock for the exercise of stock options	134,365	—	—
Increase on issuance of treasury stock for the exercise of stock options	122,400	176,879	1,375
Tax benefit for stock options	35,127	36,996	119

Balance, end of year	$18,402,577	$18,110,685	$17,896,810

RETAINED EARNINGS
Balance, beginning of year	$16,986,069	$15,129,160	$14,044,427
Net income	4,299,988	3,100,464	2,412,069
Cash dividends paid	(1,233,618)	(1,243,555)	(1,327,336)

Balance, end of year	$20,052,439	$16,986,069	$15,129,160

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(1,301,372)	$(2,228,130)	$(2,271,617)
Net unrealized holding gain on securities available-for-sale, net of tax effect	981,581	1,348,744	43,487
Minimum pension liability adjustment, net of tax effect	421,986	(421,986)	—

Balance, end of year	$102,195	$(1,301,372)	$(2,228,130)

TREASURY STOCK
Balance, beginning of year	$(4,854,285)	$(4,125,314)	$(2,449,777)
Shares repurchased, (0 shares in 2002, 59,500 shares in 2001 and 134,000 shares in 2000)	—	(804,875)	(1,676,187)
Exercise of stock options, (11,850 shares in 2002, 23,355 shares in 2001 and 200 shares in 2000)	38,171	75,904	650

Balance, end of year	$(4,816,114)	$(4,854,285)	$(4,125,314)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2002	2001	2000
Net income	$4,299,988	$3,100,464	$2,412,069
Other comprehensive income
Net unrealized holding gain on securities available-for-sale, net of tax effect	981,581	1,348,744	43,487
Minimum pension liability adjustment	421,986	(421,986)	—

Total other comprehensive income	1,403,567	926,758	43,487

Comprehensive income	$5,703,555	$4,027,222	$2,455,556

Reclassification disclosure for the years ended December 31:	2002	2001	2000
Net unrealized gains (losses) on available-for-sale securities	$1,835,982	$2,290,202	$(16,992)
Reclassification adjustment for realized (gains) losses in net income	(146,473)	(76,863)	48,383

Other comprehensive income before income tax effect	1,689,509	2,213,339	31,391
Income tax (expense) benefit	(707,928)	(864,595)	12,096

Other comprehensive income, net of tax	$981,581	$1,348,744	$43,487

Minimum pension liability adjustment	$692,462	$(692,462)	$—
Income tax (expense) benefit	(270,476)	270,476	—

	$421,986	$(421,986)	$—

Accumulated other comprehensive income (loss) consists of the of following as December 31:	2002	2001	2000
Net unrealized gains (losses) on available-for-sale securities, net of taxes	$102,195	$(879,386)	$(2,228,130)
Minimum pension liability adjustment, net of taxes	—	(421,986)	—

Accumulated other comprehensive income (loss)	$102,195	$(1,301,372)	$(2,228,130)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,299,988	$3,100,464	$2,412,069
Depreciation and amortization	1,280,226	1,044,018	927,154
Amortization of mortgage servicing rights	802,532	599,547	468,627
Amortization of goodwill	—	247,156	247,156
Amortization of unidentifiable intangible asset from branch acquisitions	—	769,421	732,324
Amortization of deferred expenses relating to issuance of NHTB Capital Trust I capital securities	30,135	30,136	30,267
(Accretion) amortization of fair value adjustments, net	12,073	12,073	(27,378)
Net (increase) decrease in loans held-for-sale	3,079,613	(6,984,832)	(1,651,200)
Writedown of premises and equipment	20,912	—	—
Net gain on sales of premises, equipment, other real estate owned and other assets	(17,625)	(4,083)	(1,346)
Net (gain) loss on sales, calls and writedowns of debt securities available-for-sale	(146,473)	(76,863)	48,383
Realized (gain) loss in Charter Holding Corp.	(113,424)	158,294	25,000
Provision for loan losses	120,000	90,000	60,000
Deferred tax expense (benefit)	811,907	387,196	(217,775)
(Increase) decrease in accrued interest and other assets	(1,346,170)	(1,449,132)	9,585
Change in deferred loan origination fees and costs, net	(1,109)	(102,410)	(355,314)
Increase in accrued expenses and other liabilities	1,099,764	2,072,498	1,315,924

Net cash provided by (used in) operating activities	9,932,349	(106,517)	4,023,476

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of premises and equipment	—	—	1,150
Proceeds from sales of other real estate owned	67,189	49,083	70,358
Proceeds from sales of other assets	6,570	—	—
Capital expenditures—software	(328,894)	(1,751,998)	—
Capital expenditures—premises and equipment	(536,466)	(678,359)	(960,952)
Principal reduction on securities held-to-maturity	1,000,000	4,500,000	1,500,000
Proceeds from sales of securities available-for-sale	28,873,099	7,662,948	9,145,330
Purchases of securities available-for-sale	(98,152,915)	(30,686,142)	(2,471,870)
Maturities of securities available-for-sale	41,023,582	14,763,381	1,000,523
(Purchases) redemption of Federal Home Loan Bank stock	75,400	(67,600)	(441,200)
Investment in partially owned Charter Holding Corp.	—	—	(3,033,337)
Increase in unidentifiable intangible assets relating to acquisition of assets and assumption of liabilities of New London Trust, FSB	—	(206,156)	(79,609)
Loan originations and principal collections, net	21,187,774	11,254,656	(1,626,510)
Purchases of loans	(1,294,008)	(233,422)	(150,000)
Recoveries of loans previously charged off	38,222	83,987	267,141

Net cash provided by (used in) investing activities	(8,040,447)	4,690,378	3,221,024

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, savings and NOW accounts	45,354,416	36,663,661	433,714
Net increase (decrease) in time deposits	(38,762,990)	(8,038,592)	27,079,539
Net increase (decrease) in repurchase agreements	(10,462,280)	6,871,881	(1,855,620)
Proceeds from Federal Home Loan Bank advances	—	—	35,000,000
Principal payments of advances from Federal Home Loan Bank	—	(10,000,000)	(47,000,000)
Net decrease in Federal Home Loan Bank Ideal Way advance and other borrowed funds	—	—	(12,440,000)
Repurchase of treasury stock	—	(804,875)	(1,676,187)
Dividends paid	(1,233,618)	(1,243,555)	(1,327,336)
Proceeds from exercise of stock options	295,037	252,783	2,025

Net cash provided by (used in) financing activities	(4,809,435)	23,701,303	(1,783,865)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,917,533)	28,285,164	5,460,635
CASH AND CASH EQUIVALENTS, beginning of year	56,304,728	28,019,564	22,558,929

CASH AND CASH EQUIVALENTS, end of year	$53,387,195	$56,304,728	$28,019,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,699,568	$15,623,039	$17,200,802

Income taxes paid	$1,728,728	$1,523,567	$1,517,647

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans originated for sales of other real estate owned	$—	$—	$175,000

Transfers from loans to other assets	$2,506	$500	$—

Transfers from loans to real estate acquired through foreclosure	$23,796	$100,000	$266,162

Transfer from loans to loans held-for-sale	$1,368,835	$—	$—

Real estate owned transferred to loans	$50,000	$—	$195,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1.    Summary of significant accounting policies:

Nature of operations—New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates fifteen branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

Use of estimates in the preparation of financial statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation—The consolidated financial statements include the accounts of the Company, the Bank, NHTB Capital Trust I, Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. NHTB Capital Trust I was formed to sell capital securities to the public. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2002 and 2001 includes $2,588,000 and $8,517,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale—Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost have resulted in write-downs of the individual securities to their fair value. The related write-downs of $0, $0 and $5,722 have been included in earnings as realized losses for the years ended 2002, 2001 and 2000, respectively.

Securities held-to-maturity—Bonds, notes and debentures which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts recognized in interest income using the interest method over the period to maturity. Declines that are other than temporary in the fair value of individual held-to-maturity securities below their cost result in write-downs of the individual securities to their fair value. No write-downs have occurred for securities held-to-maturity.

Investment in Charter Holding Corp.—As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated statement of financial condition and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at an additional cost of $3,033,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with W.S. Griffith Inc., a wholly owned subsidiary of PM Holdings.

NOTE 1.    Summary of significant accounting policies:  (continued)

Goodwill resulting from the acquisition was “pushed down” to the financial statements of CHC.

The Bank uses the equity method of accounting to account for its investment in CHC. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor’s share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The investor’s share of the income or losses of the investee is included in the investor’s net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses, also are applicable to the equity method.

At December 31, 2002 and 2001 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

At December 31, 2002 and 2001 the Bank had an investment of $0 and $49,500, respectively in debentures issued by CHC. This investment was classified as available-for-sale.

Loans held-for-sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

Nonaccrual loans—Residential real estate loans and consumer loans are placed on nonaccrual status when they become 90 days past due. Commercial loans are placed on nonaccrual status when they become 90 days past due or when it becomes probable that the bank will be unable to collect all amounts due pursuant to the terms of the loan agreement. When a loan has been placed on nonaccrual status, previously accrued interest is reversed with a charge against interest income on loans. Interest received on nonaccrual loans is generally booked to interest income on a cash basis. Residential real estate loans and consumer loans generally are returned to accrual status when they are no longer over 90 days past due. Commercial loans are generally returned to accrual status when the collectibility of principal and interest is reasonably assured.

Allowance for loan losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTE 1.    Summary of significant accounting policies:  (continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Deferred loan origination fees—Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is being amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans.

Loan servicing—For loans sold after December 31, 1995 with servicing retained, the Company recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating period of net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Concentration of credit risk—Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of New Hampshire.

Bank premises and equipment—Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are 5 to 40 years for buildings and premises and 3 to 15 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of company premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

Investment in real estate—Investment in real estate is carried at the lower of cost or estimated fair value. The buildings are being depreciated over their useful lives. The properties consist of three buildings that the Company rents for commercial purposes. Rental income is recorded in income when received and expenses for maintaining these assets are charged to expense as incurred.

Real estate owned and property acquired in settlement of loans—The Company classifies loans as in-substance, repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at the lower of fair value minus estimated costs to sell or the outstanding balance of the loan. All properties are periodically reviewed and declines in the value of the property are charged against income.

Earnings per share—Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Advertising—The Company directly expenses costs associated with advertising as they are incurred.

NOTE 1.    Summary of significant accounting policies:  (continued)

Income taxes—Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting for deferred loan origination fees, unrealized loss on securities available-for-sale, provision for loan losses and depreciation.

Fair value of financial instruments—The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents—The carrying amounts of cash and cash equivalents approximate their fair value.

Available-for-sale and held-to-maturity securities—Fair values for available-for-sale and held-to-maturity securities are based on quoted market prices.

Other investments—The carrying amounts of other investments approximate their fair values.

Loans held-for-sale—Fair values of loans held for sale are based on estimated market values.

Loans receivable—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interestreceivable—The carrying amounts of accrued interest receivable approximate their fair values.

Deposit liabilities—The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money-market accounts and certificates of deposits (CD’s) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase—The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

Federal Home Loan Bank Advances—Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

Junior subordinated debentures—Fair values of the guaranteed preferred beneficial interests in junior subordinated debentures are based on the quoted market prices of the NHTB Capital Trust I Capital Securities.

Off-balance sheet instruments—Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Stock based compensation—At December 31, 2002, the Company has two stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

For the years ended December 31,	2002	2001	2000
Net income, as reported	$4,299,988	$3,100,464	$2,412,069
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	324,178	—	—

Pro forma net income	$3,975,810	$3,100,464	$2,412,069

Earnings per share:
Basic—as reported	$2.20	$1.60	$1.17
Basic—pro forma	$2.04	$1.60	$1.17
Diluted—as reported	$2.19	$1.59	$1.17
Diluted—pro forma	$2.02	$1.59	$1.17

NOTE 1.    Summary of significant accounting policies:  (continued)

Recent Accounting Pronouncements—FASB has issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and rescinds SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125”. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method—the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The adoption of SFAS No. 141 had no immediate effect on the Company’s consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The Company had an unidentifiable intangible asset as of December 31, 2001 in the amount of $9,668,456 that arose from the Company’s purchase of certain assets and its assumption of certain liabilities of branch offices of New London Trust, FSB in 1999. The fair value of the liabilities assumed exceeded the fair value of the assets acquired. Through December 31, 2001, this intangible asset was amortized to expense over fifteen years on the straight-line method. This accounting was in accordance with SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and did not change because SFAS No. 142 did not change the essential parts of SFAS No. 72. However, the intangible asset was subject to the impairment review requirements of SFAS No. 121.

NOTE 1.    Summary of significant accounting policies:  (continued)

On October 10, 2001 the Financial Accounting Standards Board (Board) affirmed that paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, applies to all acquisitions of financial institutions (or branches thereof) whether “troubled” or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired. The Board decided to reconsider the guidance in paragraphs 5-7 of Statement 72 as part of its consideration of combinations of mutual enterprises within the scope of the project on combinations of not-for-profit organizations.

The Company’s assets as of December 31, 2001 includes goodwill of $2,471,560 recognized in the acquisition of Landmark Bank in 1997. This goodwill was being amortized at the rate of $247,156 per year. Under SFAS No. 142 this amortization was discontinued but is subject to the impairment review requirements of SFAS No. 142.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS Statement No. 147. In addition, SFAS Statement No. 147 amends SFAS Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of SFAS Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS Statement No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $753,384 that would have been recorded if SFAS Statement No. 147 had not been issued.

In accordance with SFAS Statement No. 147, the Company tested its reclassified goodwill and other goodwill for impairment as of January 1, 2002. The Company also tested its total goodwill for impairment as of December 31, 2002. The Company determined that its goodwill as of January 1, 2002 and December 31, 2002 was not impaired.

NOTE 1.    Summary of significant accounting policies:  (continued)

The Company’s amortization expense related to reclassified goodwill was $769,421 and $732,324 for the years ended December 31, 2001 and 2000, respectively.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for years ended December 31:

	2002	2001	2000
Reported net income	$4,299,988	$3,100,464	$2,412,069
Add back goodwill amortization net of tax effect	—	499,354	464,293

Adjusted net income	$4,299,988	$3,599,818	$2,876,362

Basic earnings per share:
Reported net income	$2.20	$1.60	$1.17
Goodwill amortization	—	.26	.23

Adjusted net income	$2.20	$1.86	$1.40

Diluted earnings per share:
Reported net income	$2.19	$1.59	$1.17
Goodwill amortization	—	.26	.23

Adjusted net income	$2.19	$1.85	$1.40

The effect of the Company’s adoption of SFAS No. 147 was to increase net income for the year ended December 31, 2002 by $477,645.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2.    Issuance of Capital Securities:

In August, 1999, NHTB Capital Trust I (“the Trust”), a wholly owned subsidiary of the Company, sold capital securities to the public. The capital securities sold consisted of 1,640,000 9.25% Capital Securities with a $10.00 liquidation amount for each capital security, for a total of $16,400,000. The capital securities are fully guaranteed by the Company. Each capital security pays a cumulative quarterly distribution at the annual rate of 9.25% of the liquidation amounts. Each capital security represents an undivided preferred beneficial interest in the assets of the Trust. The Trust used the proceeds of the above sale and the proceeds of the sale of its common securities to the Company to buy $16,907,300 of 9.25% subordinated debentures issued by the Company. These debentures mature on September 20, 2029. The subordinated debentures have the same financial terms as the capital securities. The Company makes interest payments and other payments under the subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures are unsecured and rank junior to all of the Company’s other borrowings, except borrowings that by their terms rank equal or junior to the subordinated debentures. The Company guaranteed the payment by the Trust of the amounts that are required to be paid on the capital securities, to the extent that the Trust has funds available for such payments.

NOTE 2.     Isuance of Capital Securities:  (continued)

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

NOTE 3.    Acquisition of assets and assumption of liabilities of certain offices of New London Trust FSB:

During 2001 and 2000 adjustments of $206,156 and $79,609 increased the unidentified intangible asset arising from the acquisition of assets and assumption of liabilities in 1999 of certain offices of New London Trust FSB. The principal adjustments were a decrease in the fair value of loans acquired, severance plan payments and an adjustment of Automated Clearing House deposits.

NOTE 4.    Securities:

The amortized cost and approximate market value of securities are summarized as follows:

	Amortized Cost	Gains In Accumulated Other Comprehensive Income	Losses In Accumulated Other Comprehensive Loss	Fair Value
Available-for-sale:
December 31, 2002:
Bonds and notes—
U. S. Government, including agencies	$23,902,013	$245,608	$—	$24,147,621
Mortgage-backed securities	14,328,508	176,809	—	14,505,317
Commercial paper	16,972,695	—	87,116	16,885,579
Other bonds and debentures	24,532,796	242,902	247,136	24,528,562
Equity securities	484,386	1,140	98,876	386,650

Total available-for-sale	$80,220,398	$666,459	$433,128	$80,453,729

December 31, 2001:
Bonds and notes—
U. S. Government, including agencies	$20,624,659	$368,866	$30,626	$20,962,899
Mortgage-backed securities	10,374,842	140,279	13	10,515,108
Other bonds and debentures	20,304,794	32,632	1,828,617	18,508,809
Equity securities	484,385	400	139,099	345,686

Total available-for-sale	$51,788,680	$542,177	$1,998,355	$50,332,502

	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
December 31, 2002:
Bonds and notes—
Other bonds and debentures	$3,002,767	$97,400	$12,767	$3,087,400

Total held-to-maturity	$3,002,767	$97,400	$12,767	$3,087,400

December 31, 2001:
Bonds and notes—
U.S. government, including agencies	$1,000,465	$36,722	$—	$1,037,187
Other bonds and debentures	3,004,390	75,000	11,690	3,067,700

Total held-to-maturity	$4,004,855	$111,722	$11,690	$4,104,887

For the years ended December 31, 2002, 2001 and 2000, proceeds from sales of debt securities available-for-sale amounted to $28,873,099, $7,662,948 and $9,145,330, respectively. Gross gains of $1,075,473, $76,863 and $46, and gross losses of $929,000, $0 and $42,707, were realized during 2002, 2001 and 2000, respectively, on sales of available-for-sale debt securities. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(58,018), $(30,446) and $19,005, respectively. There were no sales of available-for-sale equity securities during 2002, 2001 and 2000. During 2000, the Company wrote off a security in the amount of $5,722.

NOTE 4.    Securities:  (continued)

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2002:

Fair Value
U.S. Government, including agencies	$518,594
Other bonds and debentures	1,011,683
Commercial paper	16,885,579

Total due in less than one year	$18,415,856

U.S. Government, including agencies	$23,572,102
Other bonds and debentures	7,354,671

Total due after one year through five years	$30,926,773

Other bonds and debentures	$2,461,054

Total due after five years through ten years	$2,461,054

U.S. Government, including agencies	$56,925
Other bonds and debentures	13,701,154

Total due after ten years	$13,758,079

Maturities of debt securities classified as held-to-maturity are as follows as of December 31, 2002:

	Amortized Cost	Fair Value
Other bonds and debentures
Total due after one year through five years	$1,002,767	$990,000
Total due after ten years	2,000,000	2,097,400

	$3,002,767	$3,087,400

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders’ equity were as follows as of December 31, 2002:

Issuer	Amortized Cost	Fair Value
Commercial Paper:
Ford Motor Credit Corp.	$4,980,509	$4,919,100
General Motors Acceptance Corp.	4,996,781	4,983,903
John Deere	4,997,255	4,986,275

Securities, carried at $32,441,923 and $31,940,675 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2002 and 2001, respectively.

NOTE 5.    Loans receivable:

Loans receivable consisted of the following as of December 31:

	2002	2001
Real estate loans
Conventional	$185,627,039	$211,288,972
Construction	14,109,848	16,644,057
Commercial	70,800,956	67,522,039

	270,537,843	295,455,068
Consumer loans	32,255,636	24,756,743
Commercial and municipal loans	16,987,979	20,127,614
Unamortized adjustment to fair value	84,514	96,587

Total loans	319,865,972	340,436,012
Allowance for loan losses	(3,875,708)	(4,405,385)
Deferred loan origination costs, net	1,153,408	1,152,299

Loans receivable, net	$317,143,672	$337,182,926

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2002	2001	2000
BALANCE, beginning of year	$4,405,385	$4,432,854	$4,320,563
Charged-off loans	(83,213)	(201,456)	(214,850)
Writedowns of nonperforming loans transferred to loans held-for-sale	(604,686)	—	—
Recoveries	38,222	83,987	267,141
Provision for loan losses charged to income	120,000	90,000	60,000

BALANCE, end of year	$3,875,708	$4,405,385	$4,432,854

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2002. Total loans to such persons and their companies amounted to $1,197,881 as of December 31, 2002. During 2002 advances of $1,113,694 were made and repayments totaled $674,724.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2002	2001
Nonaccrual loans	$664,092	$2,521,424

Accruing loans which are 90 days or more overdue	—	—

Impaired loans as of December 31,	2002	2001
Average recorded investment in impaired loans	$770,979	$1,134,966
Recorded investment in impaired loans at December 31	$105,354	$1,267,037
Portion of valuation allowance allocated to impaired loans	$28,313	$291,517
Net balance of impaired loans	$77,041	$975,520
Interest income recognized on impaired loans	$68,916	$151,236
Interest income on impaired loans on cash basis	$68,916	$151,236
Recorded investment in impaired loans with a related allowance for credit losses	$105,354	$1,119,534
Recorded investment in impaired loans without a related allowance for credit losses	$—	$147,503

NOTE 5.    Loans receivable:  (continued)

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

	2002	2001
Sold loans	$260,774,730	$214,576,888

Participation loans	$7,704,223	$6,522,000

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2002 and 2001 was $1,673,491 and $1,403,020, respectively.

Servicing assets of $1,141,341 and $1,013,589 were capitalized in 2002 and 2001, respectively. Amortization of servicing assets was $802,540 in 2002, $599,547 in 2001 and $468,627 in 2000.

The fair value of servicing assets was $2,058,682 and $1,803,201 as of December 31, 2002 and 2001, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

	2002	2001
Balance, beginning of year	$110,218	$89,623
Increase	68,330	20,595

Balance, end of year	$178,548	$110,218

NOTE 6.    Bank premises and equipment:

Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

	2002	2001
Land	$1,128,768	$1,128,768
Buildings and premises	9,142,924	8,978,137
Furniture, fixtures and equipment	7,876,732	7,593,599

	18,148,424	17,700,504
Less—Accumulated depreciation	8,762,806	7,853,714

	$9,385,618	$9,846,790

NOTE 7.    Deposits:

The following is a summary of maturities of time deposits as of December 31, 2002:

2003	$82,956,431
2004	25,517,639
2005	6,601,641
2006	579,725
2007	792,131

$116,447,567

Deposits from related parties held by the Bank as of December 31, 2002 and 2001 amounted to $4,334,577 and $1,164,068, respectively.

As of December 31, 2002 and 2001, time deposits include $31,620,171 and $46,008,017, respectively of certificates of deposit with a minimum balance of $100,000.

NOTE 8.    Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2002 and 2001 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Fleet Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9.    Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2002	2001	2000
Current tax expense	$1,663,388	$1,289,176	$1,612,948
Deferred tax expense (benefit)	811,907	387,196	(217,775)

Total income tax expense	$2,475,295	$1,676,372	$1,395,173

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	2002	2001	2000
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(.1)	(.7)	(.4)
Dividends received deduction	(1.1)	(1.5)	(1.7)
Goodwill amortization	—	1.8	2.2
Overaccrual reversals	—	(2.2)	—
Other, net	3.7	3.7	2.5

Effective tax rates	36.5%	35.1%	36.6%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2002	2001
Deferred tax assets:
Interest on non-performing loans	$8,246	$8,561
Allowance for loan losses	1,096,380	1,035,860
Deferred compensation	41,749	38,363
Deferred retirement expense	131,432	108,527
Accrued directors fees	53,418	48,690
Other	7,079	4,054
Net unrealized holding loss on equity securities available-for-sale	38,713	—
Net unrealized holding loss on securities available-for-sale	—	576,792
Minimum pension liability	—	270,476

Gross deferred tax assets	1,377,017	2,091,323
Valuation allowance	(38,713)	—

	1,338,304	2,091,323

	2002	2001
Deferred tax liabilities:
Deferred loan costs, net of fees	430,105	438,859
Prepaid pension	562,226	221,131
Accelerated depreciation	627,193	456,583
Net unrealized holding gain on debt securities available-for-sale	131,136	—
Purchased goodwill	296,072	—
Mortgage servicing rights	662,870	555,737

Gross deferred tax liabilities	2,709,602	1,672,310

Net deferred tax (liability) asset	$(1,371,298)	$419,013

As of December 31, 2002, the Company had no operating loss and tax credit carryover for tax purposes.

NOTE 10.    Stock compensation plans:

At December 31, 2002, the Company has two fixed stock-based employee compensation plans. Under a 1996 plan, an amount equal to 10% of the issued and outstanding common stock of the Company was reserved for future issuance. As of December 31, 1999 all such options had been granted. Under a 1998 plan, the Company may grant options for up to 208,855 shares. As of December 31, 2002, 100,000 options had been granted. Under both plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted risk-free interest rate	5.13%
Weighted expected life	10 years
Weighted expected volatility	19.3%
Weighted expected dividend yield	3.5% per year

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	140,800	$16.41	173,005	$15.70	173,205	$15.69
Granted	100,000	18.25	—		—
Exercised	(21,950)	13.44	(23,355)	10.82	(200)	10.125
Forfeited	(13,500)	18.82	(8,850)	17.22	—

Outstanding at end of year	205,350	$17.47	140,800	$16.41	173,005	$15.70

Options exercisable at year-end	205,350		140,800			173,005
Weighted-average fair value of options granted during the year	$3.90		N/A			N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/02	Remaining Contractual Life
$10.125	8,300	3 years
12.50	13,400	3.9 years
21.00	47,000	5 years
14.75	41,650	6.5 years
18.25	95,000	9.5 years

17.47	205,350	7.2 years

NOTE 11.    Employee benefit plans:

Defined benefit pension plan—The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

The plan was amended in 2001, effective December 1, 2000, to provide certain benefits on the early retirement of certain employees. In connection with the amendment, in 2000 net periodic pension cost was erroneously charged with $262,107. Subsequent to the date the Company issued its consolidated financial statements for the year ended December 31, 2000, the Company received supplemental information stating that the actuarial firm’s original report was in error in that the $262,107 charge to expense for early retirement benefits should have been zero. In 2001 the error was corrected by reducing net periodic pension cost by $262,107. The table of the components of net periodic pension cost for 2000 has been restated from the table originally presented.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,705,620	$3,285,417
Service cost	216,417	170,959
Interest cost	274,849	236,478
Liability loss	186,921	294,091
Benefits paid	(531,493)	(88,002)
Plan amendments	146,210	68,784
Correction of early retirement plan charge	—	(262,107)

Benefit obligation at end of year	3,998,524	3,705,620

Change in plan assets:
Plan assets at estimated fair value at beginning of year	2,531,653	2,477,719
Actual return on plan assets	(210,255)	(56,171)
Employer contribution	1,163,922	198,107
Benefits paid	(531,493)	(88,002)

Fair value of plan assets at end of year	2,953,827	2,531,653

Funded status	(1,044,697)	(1,173,967)
Unrecognized net actuarial loss	2,280,225	1,685,175
Unrecognized prior service cost	183,875	47,063

Net amount recognized	$1,419,403	$558,271

Amounts recognized in the statement of condition consist of:
Prepaid pension cost included in other assets	$1,419,403	$558,271
Accrued benefit liability	—	(739,525)
Intangible asset	—	47,063
Accumulated other comprehensive loss	—	692,462

Net amount recognized	$1,419,403	$558,271

NOTE 11.    Employee benefit plans:  (continued)

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 3.5% for 2002, 7.5% and 3.5% for 2001 and 8% and 3.5% for 2000, respectively. The weighted-average expected long-term rate of return on assets was 8% for 2002 and 9% for 2001 and 2000.

Components of net periodic cost:

	2002	2001	2000
Service cost	$216,417	$170,959	$167,062
Interest cost on benefit obligation	274,849	236,478	212,130
Expected return on assets	(274,469)	(234,372)	(220,515)
Amortization of prior service cost	9,398	(164)	(2,693)
Recognized net actuarial cost	76,594	48,507	37,362
Early retirement plan charge	—	—	262,107
Correction of early retirement plan charge	—	(262,107)	—

Net periodic cost (benefit)	$302,789	$(40,699)	$455,453

7,500 shares of NHTB were included in plan assets as of December 31, 2002 and 2001. The fair value of the shares on those dates was $139,500 and $114,000, respectively. In addition, 4,700 Capital Securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, with a fair values of $47,705 and $48,175, respectively, were included in plan assets as of December 31, 2002 and 2001.

Profit Sharing—Stock Ownership Plan—Lake Sunapee Bank, fsb, sponsors a Profit Sharing—Stock Ownership Plan. Lake Sunapee Bank, fsb may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2002, 2001 and 2000, participating employees’ contributions totaled $255,160, $254,808 and $241,471, respectively. The Bank made a matching contribution of $20,000 for 2002, $10,000 for 2001 and $21,000 for 2000. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

The Company has issued commitments to extend credit, letters of credit and has approved lines of credit loans to specific individuals and companies. The financial instruments outstanding whose contract amounts represent credit risk are as follows as of December 31:

	2002	2001
Commitments to extend credit	$24,790,294	$9,149,842

Letters of credit	$1,176,528	$456,398

Lines of credit	$32,387,519	$34,919,096

As of December 31, 2002, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 30, 2004 and September 30, 2012. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2002:

2003	$211,755
2004	205,905
2005	147,090
2006	108,020
2007	67,785
Years thereafter	83,003

Total minimum lease payments	$823,558

NOTE 12.    Commitments and contingencies:  (continued)

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $244,241, $218,989 and $221,884 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 13.    Shareholders’ equity:

Liquidation account—On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2002.

Dividends—The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction—In prior years, Lake Sunapee Bank, fsb, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of Lake Sunapee Bank, fsb, as of December 31, 2002 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 14.    Earnings per share (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2002
Basic EPS
Net income and income available to common stockholders	$4,299,988	1,950,616	$2.20
Effect of dilutive securities, options		15,429

Diluted EPS
Income available to common stockholders and assumed conversions	$4,299,988	1,966,045	$2.19

Year ended December 31, 2001
Basic EPS
Net income and income available to common stockholders	$3,100,464	1,937,228	$1.60
Effect of dilutive securities, options		8,852

Diluted EPS
Income available to common stockholders and assumed conversions	$3,100,464	1,946,080	$1.59

NOTE 14.    Earnings per share (EPS)  (continued)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2000
Basic EPS
Net income and income available to common stockholders	$2,412,069	2,054,698	$1.17
Effect of dilutive securities, options		5,400

Diluted EPS
Income available to common stockholders and assumed conversions	$2,412,069	2,060,098	$1.17

NOTE 15.    Regulatory matters:

The Company and the Bank are subject to various capital requirements administered by their primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum regulatory requirements can initiate mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).

Management believes, as of December 31, 2002, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$36,859	12.12%	$24,324	≥8.0%	$30,405	≥10.0%
Core Capital (to Adjusted Tangible Assets)	33,918	7.02	19,328	≥4.0	24,160	≥5.0
Tangible Capital (to Tangible Assets)	33,918	7.02	7,248	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	33,918	11.15	N/A	N/A	18,243	≥6.0
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	34,854	10.83	25,746	≥8.0	32,183	≥10.0
Core Capital (to Adjusted Tangible Assets)	31,985	6.65	19,248	≥4.0	24,060	≥5.0
Tangible Capital (to Tangible Assets)	31,985	6.65	7,218	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	31,985	9.94	N/A	N/A	19,310	≥6.0

NOTE 16.    Fair value of financial instruments:

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,387,195	$53,387,195	$56,304,728	$56,304,728
Securities available-for-sale	80,453,729	80,453,729	50,332,502	50,332,502
Securities held-to-maturity	3,002,767	3,087,400	4,004,855	4,104,887
Federal Home Loan Bank stock	2,371,400	2,371,400	2,446,800	2,446,800
Loans held-for-sale	5,556,419	5,594,620	8,636,032	8,659,373
Loans, net	317,143,672	322,941,000	337,182,926	339,250,000
Accrued interest receivable	2,243,968	2,243,968	2,994,349	2,994,349

Financial liabilities:
Deposits	429,328,420	430,054,000	422,736,994	424,897,000
Securities sold under agreements to repurchase	8,592,098	8,592,098	19,054,378	19,054,378
Guaranteed preferred beneficial interests in junior subordinated debentures	16,400,000	16,646,000	16,400,000	16,810,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions.

NOTE 17.    Condensed parent company financial statements:

The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) for the years ended December 31:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2002	2001
ASSETS
Cash in Lake Sunapee Bank	$2,680,239	$896,420
Investment in subsidiary, Lake Sunapee Bank	46,326,537	43,011,074
Investment in subsidiary, NHTB Capital Trust I	507,300	507,300
Deferred expenses	811,145	841,280
Advances to Lake Sunapee Bank	342,413	612,249
Other assets	5,662	16,250

Total assets	$50,673,296	$45,884,573

OTHER LIABILITIES
Guaranteed preferred beneficial interest in junior subordinated debentures	$16,907,300	$16,907,300
Other liabilities	—	11,378

Total liabilities	16,907,300	16,918,678

SHAREHOLDERS’ EQUITY	33,765,996	28,965,895

Total liabilities and shareholders’ equity	$50,673,296	$45,884,573

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000
Dividends from subsidiary, Lake Sunapee Bank	$3,500,000	$2,800,000	$5,000,000
Interest expense on NHTB Capital Trust I Capital Securities	1,517,000	1,517,000	1,517,000
Net operating income including tax benefit	405,092	410,083	423,028

Income before equity in earnings (loss) of subsidiaries	2,388,092	1,693,083	3,906,028
Equity in undistributed earnings (loss) of subsidiaries	1,911,896	1,407,381	(1,493,959)

Net income	$4,299,988	$3,100,464	$2,412,069

NOTE 17.    Condensed parent company financial statements:  (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000
Cash flows from operating activities:
Net income	$4,299,988	$3,100,464	$2,412,069
(Increase) decrease in accounts receivable	12,713	(16,250)	—
(Decrease) increase in taxes payable	(11,378)	6,061	2,822
Increase in taxes receivable	(2,125)	—	—
Increase (decrease) in accounts payable	—	(5,729)	5,729
Amortization of deferred expenses relating to issuance of NHTB Capital Trust I capital securities	30,135	30,136	30,267
Equity in undistributed (earnings) loss of subsidiaries	(1,911,896)	(1,407,381)	1,493,959

Net cash provided by operating activities	2,417,437	1,707,301	3,944,846

Cash flows from investing activities:
Net change in advances to subsidiary, Lake Sunapee Bank	304,963	199,494	(774,747)

Net cash provided by (used in) investing activities	304,963	199,494	(774,747)

Cash flows from financing activities:
Net change in payable to subsidiary, Lake Sunapee Bank	—	—	(688,433)
Proceeds from exercise of stock options	295,037	252,783	2,025
Dividends paid	(1,233,618)	(1,243,555)	(1,327,336)
Repurchase of treasury stock	—	(804,875)	(1,676,187)

Net cash used in financing activities	(938,581)	(1,795,647)	(3,689,931)

Net increase (decrease) in cash	1,783,819	111,148	(519,832)
Cash, beginning of year	896,420	785,272	1,305,104

Cash, end of year	$2,680,239	$896,420	$785,272

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000, and therefore are not reprinted here.

NOTE 18.    Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2002 and 2001 follows:

	(In thousands, except earnings per share)
	2002 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,899	$6,990	$6,863	$6,108
Interest expense	3,061	2,777	2,406	2,049

Net interest and dividend income	3,838	4,213	4,457	4,059
Provision for loan losses	30	30	30	30
Other income	1,222	985	1,142	2,202
Other expense	3,303	3,637	3,956	4,327

Income before income taxes	1,727	1,531	1,613	1,904
Income tax expense	627	526	600	722

Net income	$1,100	$1,005	$1,013	$1,182

Basic earnings per common share	$0.57	$0.52	$0.52	$0.61

Earnings per common share assuming dilution	$0.56	$0.51	$0.52	$0.60

	(In thousands, except earnings per share)
	2001 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$8,224	$8,253	$8,188	$7,326
Interest expense	4,357	4,281	4,119	3,463

Net interest and dividend income	3,867	3,972	4,069	3,863
Provision for loan losses	30	30	—	30
Other income	733	955	854	1,431
Other expense	3,396	3,720	3,941	3,821

Income before income taxes	1,174	1,177	982	1,443
Income tax expense	435	409	268	564

Net income	$739	$768	$714	$879

Basic earnings per common share	$0.38	$0.40	$0.37	$0.45

Earnings per common share assuming dilution	$0.38	$0.40	$0.37	$0.45

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

SEC Commission Number 17859

For the fiscal year ended:

December 31, 2002

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0430695
(State or other jurisdiciton of incorporation or organization)	(IRS Employer Identification No.)

9 Main Street, PO Box 9

Newport, New Hampshire 03773-0009

(Address)

Registrant’s telephone number, including area code: (603) 863-0886

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☒ No  ☐

As of March 20, 2003 there were issued and outstanding 1,963,824 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price on June 30, 2002, of $18.250 the aggregate value of the common stock outstanding held was $35.57 million.

Documents Incorporated By Reference:

Part III of Form 10-K – Portions of the proxy statement for the 2003 Annual Meeting of Stockholders

Part III of Form 10-K – Employment agreement between NHTB and Stephen W. Ensign

Part III of Form 10-K – Employment agreement between LSB and Stephen R. Theroux

Part III of Form 10-K – Amended and Restated bylaws of NHTB

New Hampshire Thrift Bancshares, Inc.

PART I.

Item 1.    Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (NHTB), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb ( the Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Savings Association Insurance Fund (SAIF) of the FDIC.

Lake Sunapee Bank, fsb is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $497 million as of December 31, 2002.

Through its subsidiary, Lake Sunapee Financial Services Corporation (LSFSC), the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area consists of west-central New Hampshire in the counties of Merrimack, Sullivan, Hillsboro, and Grafton. This area is best known for its recreational facilities and its resort/retirement environment. Within the market area are two major ski areas, several lakes, retirement communities, a four-season recreational development center designed to support 3,500 families, Colby Sawyer, New England, and Dartmouth Colleges and several industrial manufacturing employers.

In addition to the year-round regional population, the Upper Valley-Kearsarge-Lake Sunapee area has a sizable number of seasonal residents. In 1990, a total of over 3,600 seasonal dwellings were listed by the Census Bureau. Based on an occupancy rate of five persons per seasonal unit, the regional seasonal population can be estimated to be over 18,000 persons.

LENDING ACTIVITIES

The Bank’s loan portfolio totaled $319,865,972 at December 31, 2002, representing approximately 65% of total assets. As of December 31, 2002, approximately 80% of the mortgage loan portfolio had adjustable rates. As of December 31, 2002, the Bank had sold $260,774,730 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

RESIDENTIAL LOANS.    The Bank’s loan origination team solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

Since the middle of the 1960’s, the terms of conventional residential mortgage loans originated by the Bank have contained a “due-on-sale” clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank’s portfolio.

CONSUMER LOANS.    The Bank makes various types of secured and unsecured consumer loans, including home improvement loans. The Bank offers loans secured by automobiles, boats and other recreational vehicles. The Bank believes that the shorter terms and the normally higher interest rates available on various types of consumer loans is helpful in maintaining a more profitable spread between the Bank’s average loan yield and its cost of funds.

COMMERCIAL LOANS.    The Bank offers commercial loans in accordance with regulatory requirements. Under current regulation, the Bank’s commercial loan portfolio is limited to 20% of total assets. The Bank currently has 9.82% of its total loan portfolio as commercial loans.

MUNICIPAL LOANS.    The Bank’s activity in the municipal lending market is limited to those towns and school districts located within our primary lending area and such loans are extended for the purposes of either tax anticipation, building improvements or other capital spending requirements. Municipal lending is considered to be an area of accommodation and part of the Bank’s continuing involvement with the communities it serves.

HOME EQUITY LOANS.    The Bank provides home equity loans secured by liens on residential real estate located within the Bank’s market area. These include loans with regularly scheduled principal and interest payments as well as revolving credit agreements. The interest rate on these loans is adjusted quarterly and tied to the movement of the prime rate.

The following sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$256,428	80.19%	$278,811	81.92%	$279,804	79.57%
Construction	14,110	4.41	16,644	4.89	16,333	4.64
Consumer loans	32,256	10.09	24,757	7.28	35,467	10.09
Commercial and municipal loans	16,988	5.31	20,128	5.91	20,056	5.70
Other loans	—	—	—	—	2	—

Total loans	319,782	100.00%	340,340	100.00%	351,662	100.00%
Unamortized adjustment to fair value	85		97		109
Less—Allowance for loan losses	3,876		4,405		4,433
Deferred loan origination costs, net	1,153		1,151		1,050

Loans receivable, net	$317,144		$337,183		$348,388

The following sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: – continued

	1999		1998
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$275,563	78.73%	$184,833	78.54%
Construction	4,260	1.22	3,772	1.60
Consumer loans	37,954	10.84	27,461	11.67
Commercial and municipal loans	32,216	9.21	19,258	8.18
Other loans	4	—	16	0.01

Total loans	349,997	100.00%	235,340	100.00%

Unamortized adjustment to fair value	121		—
Less—Allowance for loan losses	4,321		3,117
Deferred loan origination costs, net	695		98

Loans receivable, net	$346,492		$232,321

The following sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2002:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$5,072,503	$1,976,487	$46,799,726	$53,848,716
Adjustable interest rates	780,835	5,551,438	210,356,854	216,689,127

	5,853,338	7,527,925	257,156,580	270,537,843

Collateral/Consumer Loans with:
Predetermined interest rates	1,110,896	6,774,857	950,473	8,836,226
Adjustable interest rates	987,013	2,811,118	19,621,279	23,419,410
	2,097,909	9,585,975	20,571,752	32,255,636

Commercial/Municipal Loans with:
Predetermined interest rates	588,321	3,157,202	286,823	4,032,346
Adjustable interest rates	5,441,951	3,275,378	4,238,304	12,955,633
	6,030,272	6,432,580	4,525,127	16,987,979

Unamortized adjustment to fair value	—	—	84,514	84,514

Totals	$13,981,519	$23,546,480	$282,337,973	$319,865,972

The preceding schedule includes $664,092 of non-performing loans categorized within the respective loan types.

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

Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers of the Bank must approve the application before the loan can be granted. At times, the Loan Review Committee of the Bank reviews particularly large loans.

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

Federal regulations and the Bank’s Assets Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weakness present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2002 and 2001 were $3,333,767 and $7,092,289, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis.

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

As of December 31, 2002, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties.

NHTB Capital Trust I

NHTB Capital Trust I (the “Trust”) is a statutory business trust formed under the laws of the State of Delaware and a wholly owned subsidiary of the Company. On August 5, 1999, the Trust issued $16.4 million of 9.25% capital securities. See Note 2 of Notes to Consolidated Financial Statements.

COMPETITION

The Bank faces strong competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks located in its primary market area. The Bank faces additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

The Bank competes for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

The Bank’s competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank’s competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. The Bank has four loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale, or held-for-trading. Please refer to Note 4 “Securities”, in the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed securities are as follows as of December 31, 2002:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$518,594	$504,167	4.54
%Other bonds and debentures	1,011,683	999,201	7.94
Commercial paper	16,885,579	16,972,694	2.02

Total due in less than one year	18,415,856	18,476,062	2.41

U.S. Government, including agencies	23,572,102	23,340,921	2.50
Other bonds and debentures	7,354,671	7,335,380	6.11

Total due after one year through five years	30,926,773	30,676,301	2.86

Other bonds and debentures	2,461,054	2,440,000	5.42

Total due after five year through ten years	2,461,054	2,440,000	5.42

U.S. Government, including agencies	56,925	56,925	4.13
Other bonds and debentures	13,701,154	13,758,215	6.80

Total due after ten years	13,758,079	13,815,140	6.79

	$65,561,762	$65,407,503	3.69

Held-to-maturity securities
Other bonds and debentures
Total due after one year through five years	$990,000	$1,002,767	6.11
Total due after ten years	2,097,400	2,000,000	8.43

	$3,087,400	$3,002,767	7.66

The amortized cost and approximate market value of securities are summarized as follows:

December 31, 2002	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes- U.S. Government, including agencies	$23,902,013	$245,608	$—	$24,147,621
Mortgage-backed securities	14,328,508	176,809	—	14,505,317
Commercial paper	16,972,695	—	87,116	16,885,579
Other bonds and debentures	24,532,796	242,902	247,136	24,528,562
Equity securities	484,386	1,140	98,876	386,650

Total available-for-sale securities	$80,220,398	$666,459	$433,128	$80,453,729

	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes- Other bonds and debentures	$3,002,767	$97,400	$12,767	$3,087,400

Total held-to-maturity securities	$3,002,767	$97,400	$12,767	$3,087,400

December 31, 2001	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes- U.S. Government, including agencies	$20,624,659	$368,866	$30,626	$20,962,899
Mortgage-backed Securities	10,374,842	140,279	13	10,515,108
Other bonds and Debentures	20,304,794	32,632	1,828,617	18,508,809
Equity securities	484,385	400	139,099	345,686

Total available-for-sale Securities	$51,788,680	$542,177	$1,998,355	$50,332,502

	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes- U.S. Government, including agencies	$1,000,465	$36,722	$—	$1,037,187
Other bonds and debentures	$3,004,390	$75,000	$11,690	$3,067,700

Total held-to-maturity securities	$4,004,855	$111,722	$11,690	$4,104,887

December 31, 2000	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes- U.S. Government, including agencies	$16,068,759	$28,753	$300,659	$15,796,853
Mortgage-backed securities	526,151	—	—	526,151
Other bonds and debentures	26,413,489	16,796	3,191,271	23,239,014
Equity securities	484,386	—	223,136	261,250

Total available-for-sale securities	$43,492,785	$45,549	$3,715,066	$39,823,268

	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes- U.S. Government, including agencies	$5,501,147	$21,508	$—	$5,522,655
Other bonds and debentures	3,005,873	10,000	15,673	3,000,200

Total held-to-maturity securities	$8,507,020	$31,508	$15,673	$8,522,855

Deposit Activities and Other Sources of Funds

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2002, time deposits represented approximately 27% of total deposits. Time deposits included $31,620,171 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

	2002	2001	2000
Net deposits (withdrawals)	$(1,916)	$14,599	$13,637
Interest credited on deposit accounts	8,507	14,026	13,876

Total increase in deposit accounts	$6,591	$28,625	$27,513

At December 31, 2002, the Bank had $31.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
3 months or less	$5,742	2.78%
Over 3 through 6 months	9,513	2.76%
Over 6 through 12 months	6,707	2.99%
Over 12 months	9,658	2.85%

Total	$31,620	2.84%

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the percentage to total deposits:

	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$29,861	7.0	$29,520	7.0	$23,518	6.0
NOW accounts	105,791	24.6	75,393	17.8	69,808	17.7
Money Market accounts	80,713	18.8	77,039	18.2	58,906	14.9
Regular savings accounts	16,362	3.8	15,841	3.8	15,178	3.9
Treasury savings accounts	80,105	18.7	69,690	16.5	62,942	16.0
Club deposits	48	—	43	—	96	—

Total	312,880	72.9	267,526	63.3	230,448	58.5

Time deposits
Less than 12 months	82,957	19.3	142,657	33.7	118,767	30.1
Over 12 through 36 months	32,119	7.5	12,242	2.9	42,207	10.7
Over 36 months	1,372	0.3	312	0.1	2,690	0.7

Total time deposits	116,448	27.1	155,211	36.7	163,664	41.5

Total deposits	$429,328	100.0%	$422,737	100.0%	$394,112	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the period indicated.

	For the Year Ended December 31,
	2002		2001		2000
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW	$82,914	0.32%	$72,434	0.36%	$66,730	0.48%
Savings deposits	94,946	1.57	92,817	2.37	80,447	2.54
Money market deposits	74,859	1.87	57,281	4.25	59,309	4.90
Time deposits	134,796	3.94	163,221	5.88	153,309	6.02
Demand deposits	28,793	—	24,954	—	19,595	—

Total Deposits	$416,308		$410,707		$379,390

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2002	2001	2000
1.00% – 1.99%	$23,121	$—	$—
2.00% – 2.99%	72,484	29,010	117
3.00% – 3.99%	8,675	18,692	4,222
4.00% – 4.99%	8,564	28,196	31,043
5.00% – 5.99%	2,376	13,636	30,512
6.00% – 6.99%	16	59,362	90,058
7.00% – 7.99%	1,212	6,315	7,712

Total	$116,448	$155,211	$163,664

Borrowings

The Bank utilizes advances from the FHLB as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent on upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2002 and 2001, the Bank had no outstanding advances from the FHLB.

REGULATION

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

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

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLBA”). The GLBA repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial service providers. The impact of the GLBA on the Company and the Bank, where relevant is discussed throughout the regulation section below.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulations of Federal Savings Associations

Business Activities.    The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 20% of an association’s assets on the aggregate amount of commercial loans; (d) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Loans to One Borrower.    Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2002, the Bank’s regulatory limit on loans to one borrower was approximately $5.7 million. At December 31, 2002, the Bank’s largest aggregate committed amount of loans to one borrower was $5,696,794, and the second largest borrower had an aggregate committed balance of $4,000,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

QTL Test.    The HOLA requires a savings association to meet a qualified thrift lender, or “QTL” test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association’s business. “Qualified thrift investments” includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2002, the Bank maintained 84.99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the “BHC Act”). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may only do so once.

Capital Requirements.    The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital requirement of 1.5% of total assets, as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted assets; and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At December 31, 2002, the Bank met each of its capital requirements. For information pertaining to capital requirements, please see Note 15 of the Consolidated Financial Statements.

Limitations on Capital Distributions.    Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association’s net income for that year plus its retained net income for the prior two years, without notice to, or approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See “Prompt Corrective Regulatory Action”.

Assessments.    Savings associations are required by OTS regulators to pay assessments to the OTS to find the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly Thrift Financial Report. During 2002, the Bank paid assessments of $106,311.

Branching.    Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the “QTL” test for a qualified thrift lender or qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, which composes qualification requirements similar to those for a “qualified thrift lender” under the HOLA. See “QTL” Test. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with it examination of a savings association, to assess he association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examinations.

The CRA regulations establish an assessment system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institutions record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution’s CRA performance would be considered in the application process.

Transactions with Related Parties.    The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Banks’ subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) at the BHC Act and (b) from purchasing the securities of any affiliates other than a subsidiary. Section 23A limits the aggregate amount of transactions with all affiliates to 20% of the savings association’s capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies.

Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Section 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association’s capital. In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Enforcement.    Under the Federal Deposit Insurance Act (the “FDI Act”), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution affiliated parties,” including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, of the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS the enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of OTS the enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

Standards for Safety and Soundness.    The FDICIA, as amended by Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to

FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disappropriate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Regulatory Action.    Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association’s capital, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” At December 31, 2002, the Bank met the criteria for being “well-capitalized.”

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

Insurance of Deposit Accounts

The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

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

New Privacy Regulations.    Pursuant to the GLBA, the OTS has adopted final regulations implementing the privacy protection provisions of the GLBA. These regulations require each financial institution to adopt procedures to protect customers’ “nonpublic personal information.” The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

ATM Fees.    The GLBA also requires the Bank to disclose, on its ATM machines and to its customers upon the issuance of an ATM card, any fees that may be imposed on ATM users. For older ATMs, the Bank will have until December 31, 2004 to provide such notices.

Federal Reserve System

Under regulations of the Federal Reserve Board (the “FRB”), the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by FRB, and an initial reserve of $1.083 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

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

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions, which they control. The Company is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLBA, any company, which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLBA and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Effective July 10, 2002, each member of the FHLB-NY must maintain a minimum investment in FHLB-NY stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-NY. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 2002, of $2.4 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $88,171, $142,975 and $174,037 during the years ended December 31, 2002, 2001, and 2000, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

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

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLBA, the FHLB-NY has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-Boston will have to maintain a minimum investment in FHLB-Boston capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-Boston.

Liquidity

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers’ acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank’s average long-term liquidity ratio for the month ended December 31, 2002 was 16.71%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Taxation

A thrift institution organized in stock form which utilizes the bad debt reserve method for bad debt will be subject to certain recapture taxes on such reserves in the event it makes certain types of distributions to its stockholders. Dividends may be paid out of appropriated retained income without the imposition of any tax on an institution to the extent that the amounts paid as dividends do not exceed such current and accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends paid in excess of an institution’s current and accumulated earnings and profits as calculated for tax purposes, and partial or complete liquidation distributions made with respect to an institution’s stock, however, are deemed under applicable provisions of the Code to be made from the institution’s bad debt reserve, to the extent that such reserve exceeds the amount that could have been accumulated under the actual experience method. In the event a thrift institution makes a distribution that is treated as having been made from the tax bad debt reserve, the distribution is treated as an after tax distribution and the institution will be liable for tax on the gross amount before tax at the then current tax rate. Amounts added to the bad debt reserves for federal income tax purposes are also used by the Bank to meet the OTS reserve requirements described under “Regulation-Insurance of Accounts.”

The Bank’s tax returns have been audited and accepted through December 31, 1996 by the Internal Revenue Service.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2002, the tax amounted to $35,174.

Employees

At December 31, 2002, LSB had a total of 141 full-time employees and 32 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Astoria Federal is in compliance with the OTS’s anti-money laundering regulations. [NHTB TO CONFIRM].

•

Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. On July 23,2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution’s program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver’s licenses, passports, credit reports and other similar means.

•	Section312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank’s overall assessment of the risk posedby the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors.

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Other State and Federal Regulation

The Company’s common stock is registered with the SEC under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Numerous other federal and state laws also affect the Company’s earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company’s operations or adversely affect its earnings.

Item 2.    Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2002:

	Year Opened		Net Book Value		Expiration Date of Lease	Lease Renewal Option
Location			Leased	Owned
9 Main Street Newport, NH	1868			$1,270,540

565 Route 11 Sunapee, NH	1965			$78,157

115 East Main Street Bradford, NH	1975			$112,772

300 Sunapee Street Newport, NH	1978			$92,987

165 Route 10 South Grantham, NH	1980			$291,593

24 Newport Road New London, NH	1981			$568,509

200 Heater Road Lebanon, NH	1986			$514,751

106 Hanover Street Lebanon, NH	1997			$1,970,308

150 Main Street New London, NH	1999			$848,666

15 Antrim Road (1) Hillsboro, NH	1994		$195,139		2004	4 Years

83 Main Street (1) West Lebanon, NH	1994		$115,883		2004	10 Years

12 Centerra Pkwy. (1) Lebanon, NH	1997		$134,972		2007	5 Years

6 Lawrence Street (1) Andover, NH	1999	(2)	$45,809		2003	5 Years

Route 103 (1) Newbury, NH	1999		$—		2003	3 Years

193 Main Street (1) Andover, NH	2003	(2)	$49,237		2007	20 Years

(1) Operating lease, value of improvements.

(2) Upon completion of renovations in 2003, 193 Main Street, Andover, NH, will operate in place of 6 Lawrence Street, Andover, NH.

Item 3.    Legal Proceedings

There is no material litigation pending in which the Company is a party or which the property of the Company is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the company during the fourth quarter of 2002.

PART II.

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

The following table shows the market range for the Company’s Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

	Period	High	Low
2002	First Quarter	$16.400	$15.000
	Second Quarter	19.600	15.940
	Third Quarter	19.120	15.750
	Fourth Quarter	19.770	15.000
2001	First Quarter	$13.625	$12.125
	Second Quarter	15.700	12.000
	Third Quarter	16.900	14.350
	Fourth Quarter	15.850	14.700

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 21, 2003, New Hampshire Thrift Bancshares, Inc. had approximately 610 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s Common Stock:

	2002	2001
First Quarter	$.16	$.16
Second Quarter	.16	.16
Third Quarter	.16	.16
Fourth Quarter	.16	.16

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 13 of the Notes to Consolidated Financial Statements.

Item 6.    Selected Financial Data

	At December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total Assets	$496,645	$493,937	$463,397	$461,448	$323,408
Investments	85,828	56,784	50,724	59,581	54,171
Loans, net	317,144	337,183	348,388	346,492	232,321
Mortgage loans held-for-sale	5,556	8,636	1,651	—	3,776
Deposits	429,328	422,737	394,112	366,638	282,049
FHLB Advances	—	—	10,000	22,000	—
Shareholders’ equity	33,766	28,966	26,697	27,243	27,780
Allowance for loan losses	3,876	4,405	4,433	4,321	3,117
Non-performing loans	664	2,521	1,871	1,750	2,021
Non-performing assets	685	2,621	1,916	1,969	2,691
Book value per share	$17.24	$14.95	$13.53	$12.93	$13.80

	For years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Selected Operating Data:
Interest income	$26,860	$31,991	$32,657	$24,739	$23,263
Interest expense	10,293	16,220	17,122	11,857	12,184

Net interest income	16,567	15,771	15,535	12,882	11,079
Provision for loan losses	120	90	60	120	120

Net interest income after provision for loan losses	16,447	15,681	15,475	12,762	10,959
Total noninterest income	5,551	3,973	2,812	2,759	2,643
Total noninterest expense	15,223	14,878	14,480	10,544	8,880

Income before income taxes	6,775	4,776	3,807	4,977	4,722
Income taxes	2,475	1,676	1,395	1,667	1,603

Net income	$4,300	$3,100	$2,412	$3,310	$3,119

Per Share Data:
Basic earnings	$2.20	$1.60	$1.17	$1.57	$1.49
Diluted earnings	$2.19	$1.59	$1.17	$1.56	$1.47
Dividends paid	$0.64	$0.64	$0.64	$0.64	$0.60

	For years ended December 31,
	2002	2001	2000	1999	1998
Performance Ratios:
Return on average assets	0.88%	0.65%	0.52%	0.91%	0.96%
Return on average equity	13.94	11.07	8.88	12.08	11.76
Average equity as a percent of average assets	6.35	5.87	5.91	7.49	8.19
Interest rate spread	3.63	3.56	3.56	3.57	3.43
Net interest margin	3.71	3.60	3.64	3.75	3.69
Average interest-earning assets to average interest-bearing liabilities	103.34	100.99	101.81	104.50	106.29
Operating expense as a percent of average total assets	3.13	3.12	3.15	2.36	2.74
Dividend payout ratio	29.09	40.00	54.70	41.03	40.82

Capital Ratios:
Tier 1 leverage capital ratio	7.02	6.65	6.55	6.74	7.31
Total risk-based capital ratio	12.12	10.83	11.14	11.59	12.63

Asset Quality Ratios:

Nonperforming loans as a percent of loans receivable, net	0.21	0.40	0.29	0.21	0.07
Nonperforming assets as a percent of total assets	0.14	0.29	0.23	0.20	0.26
Allowance for loan losses as a percent of loans before allowance for loan losses	1.21	1.29	1.26	1.23	1.30
Allowance for loan losses as a percent of nonperforming loans	583.73%	174.73%	236.93%	246.91%	154.23%

Item 7.      Management’s Discussion and Analysis of Financial Condition and Operating Results

The information called for by this item is contained on pages 5 through 27 of this document.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 27 of this document.

Item 8.      Financial Statements

The report of independent accountants and the financial information called for by this item are contained on pages 28 through 61 of this document.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	205,350	$17.47	128,527
Equity compensation plans not approved by security holders	—	—	—

Total	205,350	$17.47	128,527

Item 13.    Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 14.    Controls and Procedures

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

PART IV.

Item 15.    Exhibits, Lists and Reports on Form 8-K

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, change in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, together with the related notes and the independent auditors’ report of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	Reports on Form 8-K

None

(c)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description
2.1

Agreement as Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2

Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

Exhibit No.	Description

2.3

Purchases and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4

Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

3.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2	Amended and Restated Bylaws of NHTB (previously filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1997 as filed with the commission on March 5, 1998).

4.1	Stock Certificate of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit in the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit in the November 5, 1996 S-4).

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

21.1	Subsidiaries of the Company (incorporated reference to the Registration Statement on Form S-4, as amended, as originally filed with the SEC on November 5, 1996.)

23.1	Consent of Shatswell, MacLeod & Company, P.C.

99.1	Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company (to be filed pursuant to Rule 14a-6 under the Securities and Exchange Act of 1934, as amended).

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 16.    Principal Accountant Fees and Services

Certain information relating to principal accountant fees and services is incorporated by reference herein from the Company’s definitive proxy statement not later than 120 days after the close of the fiscal year.

The following table presents fees for professional audit services rendered by Shatswell, MacLeod & Company, P.C. for the audit of the Company’s annual financial statements for 2002 and 2001, and fees billed for other services rendered by Shatswell, MacLeod & Company, P.C.

	2002	2001
Audit fees	$93,775	$47,835
All other fees	—	37,088

	$93,775	$84,923

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ Stephen R. Theroux (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 21, 2003

/s/ Leonard R. Cashman (Leonard R. Cashman)	Director	March 21, 2003

/s/ John A. Kelley, Jr. (John A. Kelley, Jr.)	Director	March 21, 2003

/s/ Peter R. Lovely (Peter R. Lovely)	Director	March 21, 2003

/s/ Dennis A. Morrow (Dennis A. Morrow)	Director	March 21, 2003

/s/ Jack H. Nelson (Jack H. Nelson)	Director	March 21, 2003

/s/ Joseph B. Willey (Joseph B. Willey)	Director	March 21, 2003

New Hampshire Thrift Bancshares, Inc.
Directors	Officers
Stephen W. Ensign, Chairman	Stephen W. Ensign	Sandra M. Blackington
Stephen R. Theroux, Vice Chairman	Chairman of the Board,	Assistant Corporate Secretary
Leonard R. Cashman	President and Chief Executive
John A. Kelley, Jr.	Officer
Peter R. Lovely
Dennis A. Morrow	Stephen R. Theroux
Jack H. Nelson	Vice Chairman of the Board
Joseph B. Willey	Executive Vice President, Chief
Operating Officer, Chief Financial
Officer and Corporate Secretary

Lake Sunapee Bank, fsb

Directors
John J. Kiernan, Chairman	William J. McIver	Juanita A. Dupont
Stephen W. Ensign, Vice Chairman	Chief Information Officer and	Loan Processing
Stephen R. Theroux	Retail Banking
Leonard R. Cashman		Marlene H. Gardner
Ralph B. Fifield, Jr.	Robert C. O’Brien	Security Officer
John A. Kelley, Jr.	Loan Origination
Peter R. Lovely		Christopher H. Head
Dennis A. Morrow	Sharon L. Whitaker	Lake Sunapee Financial Services
Jack H. Nelson	Mortgage Lending
Priscilla W. Ohler		Koreen M. Henne
Kenneth D. Weed	Vice Presidents	Retail Banking
Joseph B. Willey	Richard G. Biron
	Lake Sunapee Financial Services	Laura Jacobi
Executive Officers		Accounting and Finance
John J. Kiernan	Colin S. Campbell
Chairman of the Board	Commercial Lending	Peter N. Jennings
Loan Origination
Stephen W. Ensign	Frances E. Clow
Vice Chairman of the Board,	Human Resources	Suzanne Johnson
President and Chief Executive		Loan Servicing
Officer	Stephen B. Ellis
	Loan Origination	Francetta Raymond
Stephen R. Theroux		Loan Operations
Executive Vice President, Chief	Paul Faber
Operating Officer, Chief Financial	Commercial Lending	Pellegrino A. Rossi
Officer and Corporate Secretary		Lake Sunapee Group
Dana C. Favor
Sandra M. Blackington	Loan Review	Roxanne M. Shedd
Assistant Corporate Secretary		Retail Banking
Albert S. Freeman III
Senior Vice Presidents	Commercial Lending	Terri G. Spanos
Douglas S. Baxter		Retail Banking
Marketing	Assistant Vice Presidents
	Arlene F. Adams	Marie A. Stevens
H. Bliss Dayton	Commercial Banking	Retail Operations
Compliance and Internal Audit
	Erik C. Cinquemani	Angie L. Stocker
W. Grant MacEwan	Commercial Lending	Retail Banking
Commercial Lending

Board of Advisors		Shareholder Information

O. Prunella Anastos	Victor W. Laro	Corporate Headquarters
Benjamin K. Barton	Paul J. Linehan	New Hampshire Thrift Bancshares, Inc.
Kenneth O. Barton	Robert MacNeil	9 Main Street
William S. Berger	Elizabeth W. Maiola	PO Box 9
George O. Binzel	John J. Marcotte	Newport, NH 037730009
William A. Bittinger	Thomas F. McCormick	Tel: 1-603-863-0886
Paul R. Boucher	J. David McCrillis	Fax: 1-603-863-9571
James F. Briggs	John C. McCrillis
Robert S. Burgess	Maureen McNamara	Transfer Agent
Ruth I. Clough	F. Graham McSwiney	Registrar and Transfer Company
J. D. Colcord	Kenneth Miller	10 Commerce Drive
Jacqueline C. Cote	Thomas J. Mills	Cranford, NJ 07016
Robert J. Cricenti	Linda L. Oldham	Tel: Investor Relations 1-800-368-5984
Ernest G. Dennis, Jr.	Paul Olsen	Website: www.rtco.com
Harry Dorman III	Daniel P. O’Neill
William J. Faccone, Sr.	Betty H. Ramspott	Independent Auditors
Gordon B. Flint, Sr.	David N. Reney	Shatswell, MacLeod & Company, P.C.
John W. Flynn, Jr.	Everett R. Reney	83 Pine Street
John W. Flynn, Sr.	Genelle M. Richards	West Peabody, MA 01960-3635
Sheffield J. Halsey	Edwin G. Sielewicz
Louise K. Hastings	William J. Simms	Legal Counsel
Douglas J. Homan	Fredric M. Smith	Thacher, Proffitt & Wood
William Horn	Earl F. Strout	1700 Pennsylvania Avenue, NW
Rita M. Hurd	James R. Therrien	Washington, DC 20006
Alf E. Jacobson	Janis H. Wallace
Curtis A. Jacques	James P. Wheeler	Information on Common Stock
Sharon J. Jacques	Bradford C. White
Michael D. Johnson Edward T. Kerrigan David H. Kidder	John W. Wiggins, Sr. Bruce Williamson Thomas B. Woodger	The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 618 sharesholders of record on December 31, 2002.
Janet R. Kidder	Michael J. Work
John J. Kiernan, Jr	Elizabeth Young	The following table sets forth the Company’s highThe following table sets forth the Company’s highNASDAQ for the periods indicated:

2002	High	Low

First Quarter	$16.400	$15.000
Second Quarter	19.600	15.940
Third Quarter	19.20	15.750
Fourth Quarter	19.770	15.000

This Annual Report has been written by the Bank’s staff.

CERTIFICATIONS

I, Stephen W. Ensign, certify that:

1.	I have reviewed this annual report on Form 10-K of New Hampshire Thrift Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ STEPHEN W. ENSIGN
Stephen W. Ensign
President and Chief Executive Officer

I, Stephen R. Theroux, certify that:

1.	I have reviewed this annual report on Form 10-K of New Hampshire Thrift Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ STEPHEN R. THEROUX
Stephen R. Theroux
Executive Vice President and Chief Financial Officer