Form 10-Q
period 2003-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2003-05-14
CIK 846931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2003

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware (State of Incorporation)	02-0430695 (IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH (Address of principal executive offices)	03773 (Zip Code

603-863-0886

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of May 6, 2003, was 1,968,424.

Transitional small business disclosure format:  Yes  ☐  No  ☒

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

[LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

Independent Accountants’ Report

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

May 13, 2003

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$14,645,939	$21,364,567
Federal Home Loan Bank overnight deposit	1,361,198	32,022,628

Cash and cash equivalents	16,007,137	53,387,195
Securities available-for-sale	102,344,352	80,453,729
Securities held-to-maturity	3,002,362	3,002,767
Federal Home Loan Bank Stock	2,371,400	2,371,400
Loans held-for-sale	5,832,962	5,556,419
Loans receivable, net	322,176,022	317,143,672
Accrued interest receivable	2,162,909	2,243,968
Bank premises and equipment, net	9,505,939	9,385,618
Investments in real estate	371,311	473,722
Real estate owned and property acquired in settlement of loans	20,668	20,668
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,068,466	3,043,466
Other assets	7,745,291	7,422,283

Total assets	$486,748,835	$496,644,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$27,093,064	$29,860,806
Savings and interest-bearing checking accounts	272,963,949	283,020,047
Time deposits	117,618,565	116,447,567

Total deposits	417,675,578	429,328,420
Securities sold under agreements to repurchase	9,919,302	8,592,098
Accrued expenses and other liabilities	7,890,041	8,558,409

Total liabilities	435,484,921	446,478,927

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES	16,400,000	16,400,000

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,494,858 shares issued and 1,963,356 shares outstanding at March 31, 2003, and 2,489,958 shares issued and 1,958,924 shares outstanding at December 31, 2002	24,948	24,899
Paid-in capital	18,483,903	18,402,577
Retained earnings	20,937,394	20,052,439
Accumulated other comprehensive income	233,783	102,195

	39,680,028	38,582,110
Treasury stock, at cost, 531,502 shares as of March 31, 2003 and 531,034 shares as of December 31, 2002	(4,816,114)	(4,816,114)

Total shareholders’ equity	34,863,914	33,765,996

Total liabilities and shareholders’ equity	$486,748,835	$496,644,923

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	March 31, 2003	March 31, 2002
Interest income
Interest and fees on loans	$4,675,020	$5,815,624
Interest and dividends on investments	644,167	1,083,887

Total interest income	5,319,187	6,899,511

Interest expense
Interest on deposits	1,232,299	2,591,356
Interest on advances and other borrowed money	407,298	470,026

Total interest expense	1,639,597	3,061,382

Net interest income	3,679,590	3,838,129
Provision for loan losses	24,999	30,000

Net interest income after provision for loan losses	3,654,591	3,808,129

Other income
Customer service fees	577,454	517,694
Net gain (loss) on sale of securities	(29,097)	11,954
Gain on sale of property acquired in settlement of loan	—	17,725
Net gain on sales of loans originated for sale	751,522	519,044
Rental income	116,613	114,928
Undistributed gain in CTC	25,000	24,398
Brokerage service income	31,102	16,715

Total other income	1,472,594	1,222,458

Other expenses
Salaries and employee benefits	1,401,180	1,845,929
Occupancy expenses	582,953	615,799
Advertising and promotion	53,704	33,713
Depositors’ insurance	17,276	19,281
Outside services	168,667	144,052
Amortization of mortgage servicing rights	306,899	109,570
Other expenses	657,223	534,728

Total other expenses	3,187,902	3,303,072

Income before provision for income taxes	1,939,283	1,727,515
Provision for income taxes	702,518	627,083

Net income	$1,236,765	$1,100,432

Comprehensive net income	$1,368,353	$953,721

Earnings per common share, basic	$.63	$.57

Number of Shares, basic	1,960,824	1,939,724
Earnings per common share, assuming dilution	$.62	$.56

Number of Shares, assuming dilution	1,979,947	1,950,421
Dividends declared per common share	$.18	$.16

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,236,765	$1,100,432
Depreciation and amortization	335,492	310,547
Amortization of mortgage servicing rights	306,899	109,570
Net (increase) decrease in loans held-for-sale	(276,543)	6,463,682
Net (gain) loss on sale of securities	29,097	(11,954)
Provision for loan losses	24,999	30,000
Gain on sale of property acquired in settlement of loan	—	(17,725)
(Increase) decrease in accrued interest and other assets	(548,848)	84,893
Undistributed gain in CHC	(25,000)	(24,398)
Change in deferred loan origination fees and cost, net	7,572	46,371
Increase (decrease) in accrued expenses and other liabilities	(745,081)	987,284

Net cash provided by operating activities	345,352	9,078,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(353,402)	(105,091)
Proceeds from sale of property acquired in settlement of loan	—	64,225
Proceeds from sales of debt securities available-for-sale	517,625	1,839,951
Proceeds from maturities of debt securities available-for-sale	44,713,713	—
Purchases of securities available-for-sale	(66,942,352)	(18,733,905)
Net (increase) decrease in loans to customers	(5,064,921)	6,759,229

Net cash used in investing activities	(27,129,337)	(10,175,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(11,652,842)	(7,767,011)
Net increase in repurchase agreements	1,327,204	45,508
Dividends paid	(351,810)	(311,691)
Proceeds from exercise of stock options	81,375	40,562

Net cash used in financing activities	(10,596,073)	(7,992,632)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,380,058)	(9,089,521)
CASH AND CASH EQUIVALENTS, beginning of period	53,387,195	56,304,728

CASH AND CASH EQUIVALENTS, end of period	$16,007,137	$47,215,207

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	March 31, 2003	March 31, 2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,257,228	$2,727,611
Interest on advances and other borrowed money	407,298	470,026

Total interest paid	$1,664,526	$3,197,637

Income taxes, net	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:	$—	$—
Transfers from loans to real estate acquired through foreclosure
Transfer from real estate owned to loans	—	50,000
Transfer from investment in real estate owned to bank premises and equipment	100,446	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

Note A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B – Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2002.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17”. When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer –relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

In accordance with paragraph 9 of FASB Statement No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 were required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have any material impact on the Company’s consolidated financial statements.

Note D – Stock-based Compensation

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended March 31
	2003	2002
Net income, as reported	$1,236,765	$1,100,432
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	81,045

Pro forma net income	$1,236,765	$1,019,387

Earnings per share:
Basic—as reported	$.63	$.57
Basic—pro forma	$.63	$.53
Diluted—as reported	$.62	$.56
Diluted—pro forma	$.62	$.52

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank’s earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. As of March 31, 2003, the Company had $2,466,203 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.72 per share and pay its capital securities interest payments.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 11-13 of this report.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2003, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

Capital Securities

On August 12, 1999, NHTB Capital Trust I (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (the “Debentures’) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of the Debentures to the Bank as Tier I Capital to support the acquisition of the three branches of the New London Trust Company (NLTC). Total expenses associated with the offering approximating $900,000 are included in other assets and are being amortized on a straight-line basis over the life of the Debentures.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2003, the Bank realized $25,000 in an undistributed gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-month periods ended March 31, 2003, the Bank generated commissions in the amount of $31,102.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

During the first three months of 2003, total assets decreased by $9,896,088, or 1.99%, from $496,644,923 to $486,748,835. Cash and cash equivalents decreased $37,380,058 from December 31, 2002, as the Bank funded new loans, moved funds into investment securities, and covered a decrease in the amount of $10,325,638 in deposits and repurchase agreements. Securities available-for-sale increased by $21,890,623 to $102,344,352.

Total net loans (including loans held-for-sale) increased $5,308,893 or 1.65% from $322,700,091 to $328,008,984. During the first three months of 2003, the Bank originated $78.6 million in loans, had pay-offs of approximately $55.3 million, normal amortization of approximately $13.5 million, and sold loans (net of payoffs) to the secondary market totaling $4.4 million. This compares to $48.9 million in originated loans, approximately $36.2 million of pay-offs, normal amortization of approximately $7.3 million, and sold loans (net of payoffs) to the secondary market totaling $18.6 million, for the period ended March 31, 2002. With interest rates continuing to hover at all time lows, many customers refinanced existing mortgage loans. As the Bank originates fixed rate loans, it sells much of this product to the secondary market, retaining the servicing. Selling fixed rate loans to the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At March 31, 2003, the Bank had $265,174,406 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2003, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

As of March 31, 2003, securities available-for-sale increased by $21,890,623 to $102,344,352. During the first quarter of 2003, the Bank purchased mortgage-backed securities (MBS) and short-term commercial paper. The Bank purchased MBS in an effort to augment the total of loans held in portfolio. The average life of the MBS is less than five years. The Bank also purchased short-term commercial paper, which was purchased at intervals matching short-term liabilities. In addition, the Bank continued to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect against interest rate risk. The Bank purchases primarily U.S. Agency securities with maturities of less than six years. As the issues near maturity, the Bank sells and re-invests the proceeds in similar maturity instruments. The Bank’s net unrealized gain (after-tax) on its investment portfolio was $233,783 at March 31, 2003 compared to $102,195 at December 31, 2002. This change was the result of a slight decrease in interest rates, which created an increase in the value of the Bank’s investment securities.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real estate owned and property acquired in settlement of loans remained unchanged at $20,668. There was no activity in the OREO account during the first quarter of 2003.

Deposits decreased by $11,652,842, or 2.71%, to $417,675,578 at March 31, 2003, from $429,328,420 at year-end. Non-interest bearing checking accounts decreased $2,767,742, or 9.27%. Savings and interest-bearing checking accounts decreased $10,056,098, or 3.55%. Time deposits increased $1,170,998 or 1.01%. Seasonal activity accounted for a portion of the decrease in deposit accounts as the Bank’s municipal and institutional accounts typically expend funds during the first quarter. These funds are replenished during the second and third quarters as municipalities and institutions move into their collection cycles.

Securities sold under agreement to repurchase increased slightly by $1,327,204, or 15.45% to $9,919,302 from $8,592,098. Repurchase agreements are collateralized by the Bank’s government and agency investment securities.

The Bank had no long-term advances from the FHLB at year-end or March 31, 2003.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. In determining the loss factors, the Bank considers historical losses, peer group comparisons, industry data, market conditions, and qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. No changes were made to the Bank’s procedures with respect to maintaining the valuation allowance for loan loss as a result of any regulatory examinations.

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of March 31, 2003 the Bank had impaired loans with an aggregate outstanding balance of $130,793 with a specific allowance of $53,841. At December 31, 2002 the balance of impaired loans was $105,354 with a specific allowance of $28,313.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at March 31, 2003 was $3,876,832, compared to $3,875,708 on December 31, 2002. As of March 31, 2003, the allowance included $3,822,991 in general reserves

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to $3,847,395 at year-end 2002. The total allowance represented 1.20% of total loans at March 31, 2003 versus 1.21% at December 31, 2002. The total allowance was 969% of non-performing loans on March 31, 2003 compared to 584% at year-end 2002. During the first three months of 2003, the Bank had net charge-offs of $23,875 compared to $10,604 during the first three months of 2002.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31,	For the years ended December 31,
	2003	2002	2001	2000	1999	1998
Balance, beginning of period	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451
Charged-off loans	(26,747)	(687,899)	(201,456)	(214,850)	(369,463)	(112,726)
Recoveries	2,872	38,222	83,987	267,141	31,284	48,176
Balance from Acquisition	—	—	—	—	1,421,674	—
Provision charged to income	24,999	120,000	90,000	60,000	120,000	120,167

Balance, end of period	$3,876,832	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2003, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or alternatively to repay the loan through liquidation of collateral with sufficient value, which may result in disclosure of such loans in the future.

Total classified loans were $2,818,314 on March 31, 2003 compared to $3,313,767 at December 31, 2002. In addition to classified loans, classified assets include $20,668 in other real estate owned at March 31, 2003, unchanged from December 31, 2002. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At March 31, 2003 the aggregate balance of impaired loans was $130,793 compared to $105,354 on December 31, 2002. Loans over 90 days past due as of March 31, 2003 and December 31, 2002 were $248,572 and $558,738, respectively. At March 31, 2003, loans 30 to 89 days past due were $4,861,157 compared to $4,542,125 at December 31, 2002.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	At March 31, 2003		At December 31, 2002
90 day delinquent loans (1)	$249	0.05%	$559	0.11%
Impaired loans (2)	131	0.03%	105	0.02%
Other real estate owned	21	0.00%	21	0.00%

Total non-performing assets	$401	0.08%	$685	0.14%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	Impaired loans are on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	At March 31, 2003		At December 31, 2002
Real estate loans—
Conventional	$2,645	80%	$2,763	80%
Construction	212	5%	207	5%
Collateral and consumer	155	10%	155	10%
Commercial and municipal	811	5%	723	5%
Impaired Loans	54	—	28	—

Total valuation allowance	$3,877		$3,876

Total valuation allowance as a percentage of total loans		1.20%		1.21%

The amount of the valuation allowance for loan loss is essentially unchanged because the provision for loan losses was approximately equal to the amount charged-off during the first quarter of 2003 and internal adequacy tests showed the level of the allowance to be sufficient as of March 31, 2003. The reduction in non-performing loans is primarily the result of fewer loans being over 90 days past due. The balance of impaired loans increased $25,000 due to the net effect of recognizing one loan as impaired while a smaller impaired loan was paid. The specific allowance for the impaired loans increased due to the allowance specifically allocated to the loan recognized as impaired during the first quarter. The changes in the allocation of the valuation allowance reflect aggregate balance shifts and do not indicate concerns over any particular segment of the loan portfolio.

The Bank believes the current allowance for loan losses is at a level sufficient to cover loses inherent in the loan portfolio, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes the determination of future loss potential is inherently uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance for loss are charged to income through the provision for loan losses.

Comparison of the Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002

Net income for the three months ended March 31, 2003 was $1,236,765 or $.62 per common share (assuming dilution), compared to $1,100,432, or $.56 per common share (assuming dilution), for the same period in 2002, an increase of $136,333 or 12.39%.

The increase in earnings for the first quarter was driven by the continued low interest rate environment. The Bank sold approximately $37.0 million in loans to the secondary market, realizing net gains and fees (before taxes) on the sales of $444,623, or 22.93% of pre-tax income, for the period ended March 31, 2003. This compares to $409,474, or 23.70% of pre-tax income for the same period last year. Net gains on the sales of loans originated for sale totaled $751,522, for the three months ended March 31, 2003, compared to $519,044, for the three months ended March 31, 2002.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total interest income for the three months ended March 31, 2003 decreased by $1,580,324, or 22.90%, to $5,319,187 at March 31, 2003 from $6,899,511 for the same period in 2002. Interest on loans decreased $1,140,604, or 19.61% for the three-month period. A lower interest rate environment accounted for the majority of the change as the Bank’s adjustable rate mortgages adjusted into lower rates.

Interest and dividends on investment securities decreased $439,720, or 40.57%, from $1,083,887 for the three months ended March 31, 2002 to $644,167 for the same period in 2003. A lower overall yield on investment securities resulting from the Bank’s decision to shorten maturities in order to improve liquidity coupled with the low interest rate environment accounted for the majority of the decrease.

For the three months ended March 31, 2003, total interest expense decreased by $1,421,785 or 46.44%, to $1,639,597 from $3,061,382 for the same period in 2002. Interest on deposits decreased $1,359,057, or 52.44%. The decrease in deposit interest was primarily attributable to the low interest rate environment. Maturing time deposits rolled into other Bank deposit products carrying a lower interest rate.

The provision for loan losses totaled $24,999 for the three months ended March 31, 2003 and $30,000 for the three months ended March 31, 2002. The total allowance for loan losses represented 1.20% of total loans at March 31, 2003 compared to 1.32% at March 31, 2002. The allowance for loan losses was $3,876,832 on March 31, 2003 compared to $4,424,781 on March 31, 2002. The decline is primarily the result of $604,686 in write-downs of non-performing loans during the third quarter of 2002. The allowance was 969% of non-performing assets on March 31, 2003 compared to 163% on March 31, 2002. The improvement comes from a $2.3 million reduction in non-performing assets from $2.7 million on March 31, 2002 to $401,000 on March 31, 2003.

For the three months ended March 31, 2003, total other income increased by $250,136, or 20.46%, from $1,222,458 in 2002 to $1,472,594 for the same period in 2003. The change was primarily a result of a $232,478 increase in net gains on the sale of loans and a $59,760 increase in customer service fees. As mentioned above the Bank sold approximately $37.0 million in loans to the secondary market. These sales were the result of a high volume of loan refinancings as customers took advantage of the low interest rate environment. Customer service fees increased $59,760, or 11.54%, to $577,454, as fees from overdrafts and ATM surcharges increased. Brokerage service income increased $14,387 to $31,102, or 86.07%, due to commissions generated from improving sales. During the first quarter ended March 31, 2003, equity markets began a mild recovery and customers moved funds into the debt and equity markets. During the quarter ended March 31, 2003, sales in the amount of $896,000 were recorded compared to $527,000 during the comparable quarter for 2002.

Total operating expenses decreased $115,170, or 3.49%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Salaries and benefits decreased $444,749, or 24.09%. The majority of the change in salaries and benefits was due to higher incentive payments, and costs related to the Bank’s defined benefit and group health plans incurred during the first quarter of 2002. The savings in salaries and benefits were offset by an increase in advertising and promotion in the amount of $19,991, or 59.30%, an increase in outside services in the amount of $24,615, or 17.09%, an increase in amortization of mortgage servicing rights (MSR) in the amount of $197,329, or 180.09%, and an increase in the amount of $122,495, or 22.91% in other expenses. The increase in advertising and promotion was due to one-time expenses associated with the Bank’s implementation of an employee/business development program entitled “FOCUS” and expenses incurred for radio spots promoting the Bank’s loan products. Outside services increased due to one-time expenses in utilizing consulting firms for the Bank’s “FOCUS” and loan review programs. The increased number of sold loans requires a higher review penetration for quality control purposes. Amortization of MSR increased because

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of higher prepayments of mortgages as customers took advantage of lower interest rates to refinance their loans. Other expenses increased during the first quarter of 2003 due to costs associated with the Bank’s decision to manage its ATM system in-house, compared to out-sourcing, an increase in MSR impairment, and depreciation on equipment generated by the Bank’s conversion to a new check imaging system account. The costs for managing the Bank’s ATM system in-house were offset by the collection of ATM fees in the amount of approximately $103,000.

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

The Bank’s one-year gap at March 31, 2003, was -9.50%, compared to the December 31, 2002 gap of -6.02%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of approximately negative nine percent at March 31, 2003, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of December 31, 2002 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

	Net Portfolio Value			NPV as % of PV Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	55,212	-6,441	-10%	10.91%	-113	bp
+200 bp	59,151	-2,502	-4%	11.60%	-44	bp
+100 bp	61,380	-273	0%	11.99%	-5	bp
0 bp	61,653	—	—	12.04%	—
-100 bp	61,429	-224	0%	11.99%	-5	bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

For the current reporting cycle, the OTS has suppressed all model outputs associated with the -300 and -200 bps scenarios because of the abnormally low prevailing interest rate environment.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2003, the Bank had approximately $145,000,000 in borrowing capacity from the FHLB.

At March 31, 2003, the Company’s shareholders’ equity totaled $34,863,914, or 7.16% of total assets, compared to $33,765,996, or 6.80% of total assets at year-end 2002. The Company’s Tier I core capital was 7.49% at March 31, 2003 compared to 7.02% at year-end 2002. The increase in shareholders’ equity of $1,097,918 reflects net income of $1,236,765, the payment of $351,810 in common stock dividends, proceeds of $81,375 for the exercise of stock options and the change of $131,588 in accumulated other comprehensive income. The change in other comprehensive income reflects a slight decrease in interest rates during the first quarter of 2003 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2003, 59,500 shares of common stock had been repurchased. During the first quarter of 2003, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of March 31, 2003, the Company had $2,466,203 available, which it plans to use to continue its annual dividend payout of $.72 per share and pay the interest on its capital securities interest. These payments are approximately $2.8 million per year. Thus, the Company will need to receive dividends from the Bank to fulfill its obligations. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2003, net cash provided by operating activities was $345,352, versus $9,078,702 for the same period in 2002. A net increase of $276,543 in loans held for sale compared to a net decrease of $6,463,682 in 2002 accounted for the majority of the change. As mentioned above the Bank originated a high volume of loans for sale to the secondary markets due to heavy refinancings of mortgage loans. Net cash used in investing activities amounted to $27,129,337 for the three months ended March 31, 2003, compared to net cash used in investing activities of $10,175,591 for the same period in 2002, a change of $16,953,746. A net increase in available-for-sale securities in the amount of $21,711,014 accounted for the majority of the change. The Bank was able to use beginning cash balances to fund the increase in investments. A net increase in loans to customers used cash flows of $5,064,921 compared to an decrease of $6,759,229 for the same period in 2002. This change of $11,824,150, coupled with the use of beginning cash balances enabled the Bank to fund the purchases of investment securities. For the three months ended March 31, 2003, net cash flows used in financing activities amounted to $10,596,073 compared to $7,992,632 for the same period in 2002. A net decrease in deposits and repurchase agreements in the amount of $10,325,638 was offset by the use of beginning balances in cash and cash equivalents.

The Bank expects to be able to fund loan demand and other investing during 2003 by continuing to use funds provided from customer deposits, and, if needed, the FHLB’s advance program. At March 31, 2003, the Bank had approximately $50 million in loan commitments. Of these commitments, approximately $40 million were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2003, the Bank’s ratios were 7.49%, 7.49%, and 11.31%, respectively, well in excess of the regulators’ requirements.

Book value per share was $17.76 at March 31, 2003, versus $15.23 per share at March 31, 2002.

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Part II.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries are subject.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

The Company’s Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

A.) Exhibits:

11.0	Computation of per share earnings

99.1	Section 906 Certification

B.) Reports on Form 8-K:

None

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. (Registrant)

Date:	May 13, 2003	/s/ STEPHEN W. ENSIGN
Stephen W. Ensign Vice Chairman of the Board, President and Chief Executive Officer

Date:	May 13, 2003	/s/ STEPHEN R. THEROUX
Stephen R. Theroux Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Stephen W. Ensign, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Hampshire Thrift Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

Stephen W. Ensign
President and Chief Executive Officer

I, Stephen R. Theroux, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Hampshire Thrift Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

Stephen R. Theroux
Executive Vice President and Chief Financial Officer