Form 10-Q
period 2003-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2003-08-13
CIK 846931

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2003

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of August 6, 2003, was 1,977,106.

Transitional small business disclosure format:    Yes  ☐    No  ☒

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Independent Accountants’ Review Report	1

	Condensed Consolidated Statements of Financial Condition— June 30, 2003 (unaudited) and December 31, 2002	2

	Condensed Consolidated Statements of Operations (unaudited)— For the Three Months Ended June 30, 2003 and 2002 For the Six Months Ended June 30, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows (unaudited)— For the Six Months Ended June 30, 2003 and 2002	4

	Notes To Condensed Consolidated Financial Statements—	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations—	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Common Shareholders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

	Signatures	21

[SHATSWELL, MACLEOD & COMPANY, P.C. LOGO]

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

Independent Accountants’ Report

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of income for the three-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/    SHATSWELL, MacLEOD & COMPANY, P.C.

        SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

August 11, 2003

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$18,814,514	$21,364,567
Federal Home Loan Bank overnight deposit	3,116,484	32,022,628

Cash and cash equivalents	21,930,998	53,387,195
Securities available-for-sale	105,658,447	80,453,729
Securities held-to-maturity	3,001,956	3,002,767
Federal Home Loan Bank Stock	2,167,800	2,371,400
Loans held-for-sale	4,751,050	5,556,419
Loans receivable, net	324,345,486	317,143,672
Accrued interest receivable	1,915,369	2,243,968
Bank premises and equipment, net	9,474,761	9,385,618
Investments in real estate	369,345	473,722
Real estate owned and property acquired in settlement of loans	20,668	20,668
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,110,133	3,043,466
Other assets	6,931,556	7,422,283

Total assets	$495,817,585	$496,644,923

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$31,284,455	$29,860,806
Savings and interest-bearing checking accounts	278,765,871	283,020,047
Time deposits	115,747,723	116,447,567

Total deposits	425,798,049	429,328,420
Securities sold under agreements to repurchase	7,853,480	8,592,098
Accrued expenses and other liabilities	9,019,193	8,558,409

Total liabilities	442,670,722	446,478,927

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES	16,400,000	16,400,000

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,507,108 shares issued and 1,975,606 shares outstanding at June 30, 2003, and 2,489,958 shares issued and 1,958,924 shares outstanding at December 31, 2002	25,071	24,899
Paid-in capital	18,687,342	18,402,577
Retained earnings	22,057,962	20,052,439
Accumulated other comprehensive income	792,602	102,195

	41,562,977	38,582,110
Treasury stock, at cost, 531,502 shares as of June 30, 2003 and 531,034 shares as of December 31, 2002	(4,816,114)	(4,816,114)

Total shareholders’ equity	36,746,863	33,765,996

Total liabilities and shareholders’ equity	$495,817,585	$496,644,923

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$4,354,165	$5,866,936	$9,029,185	$11,682,560
Interest and dividends on investments	945,564	1,123,290	1,589,731	2,207,177

Total interest income	5,299,729	6,990,226	10,618,916	13,889,737

Interest expense
Interest on deposits	997,156	2,314,566	2,229,455	4,905,922
Interest on advances and other borrowed money	401,338	462,248	808,636	932,274

Total interest expense	1,398,494	2,776,814	3,038,091	5,838,196

Net interest income	3,901,235	4,213,412	7,580,825	8,051,541

Provision for loan losses	24,999	30,000	49,998	60,000

Net interest income after provision for loan losses	3,876,236	4,183,412	7,530,827	7,991,541

Noninterest income
Customer service fees	663,051	646,154	1,240,505	1,163,848
Net gain on sales of securities	252,392	21,303	223,295	33,257
Gain on sales of property acquired in settlement of loans	—	—	—	17,725
Net gain on sales of loans originated for sale	919,837	138,405	1,671,359	657,449
Rental income	113,997	102,672	230,610	217,600
Undistributed gain in CHC	41,667	28,182	66,667	52,580
Brokerage service income	13,714	48,348	44,816	65,063

Total noninterest income	2,004,658	985,064	3,477,252	2,207,522

Noninterest expenses
Salaries and employee benefits	1,386,520	1,775,647	2,787,700	3,621,576
Occupancy expenses	543,624	600,668	1,126,577	1,216,467
Advertising and promotion	78,728	62,169	132,432	95,882
Depositors’ insurance	17,306	18,517	34,582	37,798
Outside services	188,582	200,427	357,249	344,479
Amortization of mortgage servicing rights	351,318	206,266	658,217	315,836
Other expenses	941,458	773,703	1,598,681	1,308,431

Total noninterest expenses	3,507,536	3,637,397	6,695,438	6,940,469

Income before provision for income taxes	2,373,358	1,531,079	4,312,641	3,258,594
Provision for income taxes	899,386	526,224	1,601,904	1,153,307

Net income	$1,473,972	$1,004,855	$2,710,737	$2,105,287

Comprehensive net income	$2,032,791	$1,405,773	$3,401,144	$2,359,494

Earnings per common share, basic	$0.75	$0.52	$1.38	$1.08

Number of Shares, basic	1,965,742	1,948,824	1,965,742	1,948,824
Earnings per common share, assuming dilution	$0.74	$0.51	$1.36	$1.07

Number of Shares, assuming dilution	1,996,762	1,962,721	1,996,762	1,962,721
Dividends declared per common share	$0.18	$0.16	$0.36	$0.32

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,710,737	$2,105,287
Depreciation and amortization	370,151	634,174
Amortization of mortgage servicing rights	658,217	315,836
Net decrease in loans held-for-sale	805,369	442,756
Net gain on sales of securities	(223,295)	(33,257)
Provision for loan losses	49,998	60,000
Gain on sales of property acquired in settlement of loans	—	(17,725)
Increase in accrued interest receivable and other assets	161,109	(1,128,656)
Undistributed gain in CHC	(66,667)	(52,580)
Change in deferred loan origination fees and cost, net	(2,334)	(49,845)
Increase (decrease) in accrued expenses and other liabilities	64,149	(1,285,859)

Net cash provided by operating activities	4,527,434	990,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(354,917)	(329,719)
Proceeds from sales of property acquired in settlement of loans	—	64,225
Proceeds from sales of debt securities available-for-sale	23,236,694	3,028,391
Proceeds from maturities of debt securities available-for-sale	88,650,800	5,000,000
Purchases of securities available-for-sale	(135,781,064)	(39,992,940)
Proceeds from redemption of Federal Home Loan Bank stock	203,600	60,400
Net (increase) decrease in loans to customers	(7,249,478)	15,612,397

Net cash used in investing activities	(31,294,365)	(16,557,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(3,530,371)	(8,946,253)
Net increase (decrease) in repurchase agreements	(738,618)	2,900,854
Dividends paid	(705,214)	(624,111)
Payments to acquire treasury stock	—	(82,696)
Proceeds from exercise of stock options	284,937	242,622

Net cash used in financing activities	(4,689,266)	(6,509,584)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,456,197)	(22,076,699)
CASH AND CASH EQUIVALENTS, beginning of period	53,387,195	56,304,728

CASH AND CASH EQUIVALENTS, end of period	$21,930,998	$34,228,029

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,255,716	$5,154,063
Interest on advances and other borrowed money	808,636	932,274

Total interest paid	$3,064,352	$6,086,337

Income taxes, net	$782,500	$680,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer from real estate owned to loans	—	$53,500
Transfer from investment in real estate owned to bank premises and equipment	$100,446	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

Note A—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B—Accounting Policies

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

Note C—Impact of New Accounting Standards

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

In May 2003, FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. (SFAS No. 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will require the Company to reclassify on its consolidated balance sheet the line item “Guaranteed preferred beneficial interests in junior subordinated debentures” in the amount of $16,400,000. At present, this line item is presented between the liabilities section and the equity section of the Company’s consolidated balance sheet. SFAS No. 150, which is effective for the Company for the quarter ending September 30, 2003, will require that the line item be reclassified as a liability. FASB expects to require additional disclosures in connection with SFAS No. 150, but the disclosure requirements are not yet finalized.

Note D—Stock-based Compensation

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,473,972	$1,004,855	$2,710,737	$2,105,287
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	81,045	0	162,090

Pro forma net income	$1,473,972	$923,810	$2,710,737	$1,943,197

Earnings per share:
Basic—as reported	$0.75	$0.52	$1.38	$1.08
Basic—pro forma	$0.75	$0.48	$1.38	$0.99
Diluted—as reported	$0.74	$0.51	$1.36	$1.07
Diluted—pro forma	$0.74	$0.47	$1.36	$0.97

Part I. Item 2.

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

The Company’s profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank’s earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2003, the Company had $2,020,768 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.72 per share and pay its capital securities’ interest payments.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 12-14 of this report.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2003 there were no valuation allowances set aside against any deferred tax assets.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the six-month and three-month periods ended June 30, 2003, the Bank realized $66,667 and $41,667, respectively, in an undistributed gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the six-month and three-month periods ended June 30, 2003, the Bank generated commissions in the amount of $44,816 and $13,714, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

During the first six months of 2003, total assets decreased slightly by $827,338, or .17%, from $496,644,923 to $495,817,585. Cash and cash equivalents decreased $31,456,197 from December 31, 2002, as the bank used Federal Home Loan Bank overnight deposits to invest in various securities held as available-for-sale. Deposits held in the FHLB overnight account decreased $28,906,144 during the first six months of 2003 from $32,022,628 at December 31, 2002 to $3,116,484 at June 30, 2003.

Total net loans (including loans held-for-sale) increased $6,396,445 or 1.98% from $322,700,091 at December 31, 2002 to $329,096,536 at June 30, 2003. During the first six months of 2003, the Bank originated $181.6 million in loans, had pay-offs of $125.9 million, had normal amortization of $13.1 million, and sold $56.5 million of loans into the secondary market. With interest rates remaining near historically low levels, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At June 30, 2003, the Bank had $280,113,525 in its servicing portfolio. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2003, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

Gross investment securities excluding Federal Home Loan Bank stock increased $24,116,865, or 28.98%, from $83,223,165 at December 31, 2002 to $107,340,030 (at amortized cost) at June 30, 2003. During the first six months of 2003, the Bank used proceeds of loan sales to purchase $135.8 million in securities and had sales and calls of securities totaling $111.9 million. The Bank’s net unrealized gain on securities available-for-sale net of tax was $102,195 at December 31, 2002. This compares to a net unrealized gain net of tax of $792,602 as of June 30, 2003. The change in the net unrealized gains net of tax of $690,407 reflects a decrease in interest rates and the corresponding rise in investment security market values, as well as, the increased amount of investment securities.

Real estate owned and property acquired in settlement of loans remained unchanged at $20,668. There was no activity in the OREO account during the first six months of 2003.

During the first six months of 2003, deposits decreased by $3,530,371, or .82%, to $425,798,049 from $429,328,420 at December 31, 2002. Non-interest bearing checking accounts increased $1,423,649 or 4.77% from December 31, 2002. Savings and interest-bearing checking accounts decreased $4,254,176, or 1.50%. Time deposits decreased $699,844, or 0.60%. The decrease in deposits during the first six months is consistent with past years due to the seasonality of the Bank’s deposit mix. Several

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

municipalities and educational institutions experience cash outflows prior to their July billing cycles, which occur during the Bank’s third quarter.

Securities sold under agreement to repurchase decreased by $738,618 to $7,853,480 from $8,592,098. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had no long-term advances from the FHLB at year-end or at June 30, 2003.

Accrued expenses and other liabilities increased $460,784 to $9,019,193 at June 30, 2003 from $8,558,409 at December 31, 2002. Secondary market loan payments held in escrow at June 30, 2003 accounted for the majority of the increase.

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

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of June 30, 2003 the Bank had impaired loans with an aggregate outstanding balance of $88,497 with a specific allowance of $13,500. At December 31, 2002 the balance of impaired loans was $105,354 with a specific allowance of $28,313.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at June 30, 2003 was $3,859,743, compared to $3,875,708 on December 31, 2002. As of June 30, 2003, the allowance included $3,846,243 in general reserves compared to $3,847,395 at year-end 2002. The total allowance represented 1.18% of total loans at June 30, 2003 versus 1.21% at December 31, 2002. The total allowance was 236% of non-performing loans on June 30, 2003 compared to 584% at year-end 2002. During the first six months of 2003, the Bank had net charge-offs of $65,963 compared to $10,414 during the first six months of 2002.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30, 2003	For the years ended December 31,
		2002	2001	2000	1999	1998
Balance, beginning of period	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451
Charged-off/writedowns of loans	(69,099)	(687,899)	(201,456)	(214,850)	(369,463)	(112,726)
Recoveries	3,136	38,222	83,987	267,141	31,284	48,176
Balance from Acquisition	—	—	—	—	1,421,674	—
Provision charged to income	49,998	120,000	90,000	60,000	120,000	120,167

Balance, end of period	$3,859,743	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2003, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or alternatively to repay the loan through liquidation of collateral with sufficient value, which may result in disclosure of such loans in the future.

Total classified loans were $3,558,898 on June 30, 2003 compared to $3,313,767 at December 31, 2002. In addition to classified loans, classified assets include $20,668 in other real estate owned at June 30, 2003, unchanged from December 31, 2002. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At June 30, 2003 the aggregate balance of impaired loans was $88,497 compared to $105,354 on December 31, 2002. Loans over 90 days past due as of June 30, 2003 and December 31, 2002 were $1,544,830 and $558,738, respectively. At June 30, 2003, loans 30 to 89 days past due were $2,431,945 compared to $4,542,125 at December 31, 2002.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	At June 30, 2003		At December 31, 2002
90 day delinquent loans (1)	$1,545	0.31%	$559	0.11%
Impaired loans (2)	88	0.02%	105	0.02%
Other real estate owned	21	0.00%	21	0.00%

Total non-performing assets	$1,654	0.33%	$685	0.14%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	Impaired loans are on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	At June 30, 2003		At December 31, 2002
Real estate loans—
Conventional	$2,618	79%	$2,763	80%
Construction	208	4%	207	5%
Collateral and consumer	153	11%	155	10%
Commercial and municipal	867	6%	723	5%
Impaired Loans	14	—	28	—

Total valuation allowance	$3,860		$3,876

Total valuation allowance as a percentage of total loans		1.18%		1.21%

The amount of the valuation allowance for loan loss declined about $16,000 because the amount charged-off in the second quarter of 2003 was more than the provision for loan losses in that same period while recovery of prior period charge-offs was insignificant. Internal adequacy tests showed the level of the allowance to be sufficient as of June 30, 2003. The increase in non-performing loans comes from an increase in loans over 90 days past due. One residential mortgage loan, in particular, accounts for about 75% of the increase. Management believes the collateral value is sufficient to avoid any significant loss with respect to that loan. The balance of impaired loans decreased $17,000 due to repayment of a loan that was impaired at year-end 2002. The specific allowance for the impaired loans decreased because that loan was paid. The specific allowance had increased when a loan was recognized as impaired during the first quarter, but that loan was charged-off in the second quarter and reduced the specific allowance at that time. The changes in the allocation of the valuation allowance reflect aggregate balance shifts and do not indicate concerns over any particular segment of the loan portfolio.

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

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2003 and June 30, 2002

Net income for the six months ended June 30, 2003 was $2,710,737, or $1.36 per common share (assuming dilution), compared to $2,105,287 or $1.07 per common share (assuming dilution), for the same period in 2002. Net income for the second quarter in 2003 was $1,473,972 or $0.74 per share (assuming dilution), as compared to $1,004,855 or $0.51 per share (assuming dilution), for the same period in 2002, an increase of $605,450, or 28.76%, and $469,117, or 46.68%, respectively.

Net interest income decreased $470,716, or 5.85%, for the first six months of 2003 and $312,177, or 7.41%, during the second quarter compared to the comparable 2002 periods. The decrease was

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily due to the low interest rate environment, which generated lower interest rates on re-investments of maturing securities and loans.

Total interest income for the six months ended June 30, 2003 decreased by $3,270,821, or 23.55%, to $10,618,916 from $13,889,737 for the same period in 2002. For the three months ended June 30, 2003, total interest income decreased by $1,690,497, or 24.18%, to $5,299,729 from $6,990,226 for the same period in 2002. Interest and fees on loans decreased $2,653,375, or 22.71%, and $1,512,771, or 25.78%, for the six and three month periods, respectively. As interest rates fell during the second quarter of 2003, many adjustable rate loan customers refinanced into fixed rate loans, which were subsequently sold into the secondary market. As a result, loans held in portfolio, which replaced the sold loans, carried a lower interest rate, which reduced interest income. Loan fees decreased due to the recognition of previously deferred expenses in accordance with FAS 91. During the six and three months periods, fees on loans in the amount of $1,149,486 and $653,556 were expensed, respectively.

Interest and dividends on investment securities decreased $617,446, or 27.97%, from $2,207,177 at June 30, 2002 to $1,589,731 for the same six-month period in 2003. For the second quarter ended June 30, 2003, interest and dividends on investment securities decreased $177,726, or 15.82%, from $1,123,290 in 2002 to $945,564 for the same period in 2003. During the second quarter, the Bank used proceeds from loan sales to increase its investment portfolio by approximately $25 million by investing in mortgage-backed securities. This enabled the Bank to improve its investment income over the first quarter of 2003.

For the six months ended June 30, 2003, total interest expense decreased by $2,800,105, or 47.96%, to $3,038,091 from $5,838,196 for the same period in 2002. For the three months ended June 30, 2003, total interest expense decreased $1,378,320, or 49.64%, to $1,398,494 from $2,776,814 for the same period in 2002. For the six months and three months ended June 30, 2002, interest on deposits decreased $2,676,467, or 54.56%, and $1,317,410, or 56.92%, respectively. The decrease was attributable to the historically low interest rate environment. The Bank’s cost of funds for the six months ended June 30, 2003 was .90% as compared to 2.03% for the same period of 2002.

For the six months ended June 30, 2003, interest on advances and other borrowed money, including the Debentures, decreased $123,638 to $808,636 from $932,274, or 13.26% for the same period in 2002. For the second quarter of 2003, interest on advances and other borrowed money, including the Debentures, decreased by $60,910, or 13.18%, from $462,248 to $401,338. During 2003, the Bank’s borrowing from the FHLB was zero, which accounted for the change.

The provision for loan losses totaled $24,999 for the three months ended June 30, 2003 and $49,998 for the six months ended June 30, 2003. The total allowance for loan losses represented 1.18% of total loans at June 30, 2003 compared to 1.34% at June 30, 2002. The allowance for loan losses was $3,859,743 on June 30, 2003 compared to $4,454,971 on June 30, 2002. The decline is primarily the result of $604,686 in write-downs of non-performing loans during the third quarter of 2002. The allowance was 236% of non-performing loans on June 30, 2003 compared to 217% on June 30, 2002. The improvement comes from the reduction in non-performing assets.

For the six months ended June 30, 2003, total noninterest income increased by $1,269,730, or 57.52%, from $2,207,522 in 2002 to $3,477,252 for the same period in 2003. For the second quarter, total noninterest income increased by $1,019,594, or 103.51% over the comparable 2002 period. The increase in noninterest income in the six-month period was primarily a result of a $1,013,910, or 154.22%, increase in net gains on the sales of loans originated for sale; $190,038, or 571.42%, increase in net gains on sales of securities; and $76,657, or 6.59% in customer service fees. The Bank originated and sold $56.5 million of fixed rate loans into the secondary market, which generated the gains on loans. In

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

addition, the Bank sold approximately $25 million in government securities in order to reposition the Bank’s investment portfolio. The proceeds of these sales generated $223,295 in net gains and were re-invested in longer-term mortgage-backed securities in order to increase the yield on the investment portfolio. For the three months ended June 30, 2003, net gains on sales of loans originated for sale increased by $781,432, or 564.60% and net gain on sales of securities increased by $231,089, or 1,084.77%. These increases were due to the reasons mentioned above.

Total noninterest expenses decreased $245,031, or 3.53%, from $6,940,469 to $6,695,438 and $129,861, or 3.57%, from $3,637,397 to $3,507,536, for the six months and three months ended June 30, 2003, respectively,

For the six-month period ended June 30, 2003:

•	Salaries and employee benefits decreased by $833,876, or 23.03%, compared to the six months ended June 30, 2002. Gross salaries and benefits paid increased $611,690, or 18.39%. This increase was attributed to normal salary adjustments; commission increases associated with the increased origination of loans; as well as, the costs associated with the Bank’s employee incentive program. Increases in the Bank’s Group Health Insurance and Pension plans accounted for the remaining increases. These increases were offset by the deferral of expenses associated with the origination of mortgage loans.

•	Amortization of mortgage servicing rights increased in the amount of $342,381, or 108.40% due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans.

•	Other expenses increased in the amount of $290,250, or 22.19%, due primarily to an increase to the mortgage servicing rights impairment in the amount of $225,000. This impairment charge was the result of the increased volume of prepayments experienced in the Bank’s loan servicing portfolio, which caused a decrease in mortgage servicing rights values.

For the three-month period ended June 30, 2003:

•	Salaries and employee benefits decreased by $389,127, or 21.91%, compared to the three months ended June 30, 2002. Gross salaries and benefits paid increased $451,386, or 28.41%. This increase can be attributed to normal salary adjustments; commission increases associated with the increased origination of loans; as well as, the costs associated with the Bank’s employee incentive program. Increases in the Bank’s Group Health Insurance and Pension plans accounted for the remaining increases. These increases were offset by the recognition of deferred expenses associated with the origination of mortgage loans.

•	Amortization of mortgage servicing rights increased in the amount of $145,052, or 70.32% due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans.

•	Other expenses increased in the amount of $167,755, or 21.69%, due primarily to an increase to the mortgage servicing rights impairment of $225,000 taken during the second quarter. This impairment charge was the result of the increased volume of prepayments experienced in the Bank’s loan servicing portfolio, which caused a decrease in mortgage servicing rights values. During this period of low interest rates, the Bank’s loan servicing portfolio remains vulnerable to early pre-payments as customers re-finance to lower, fixed rate mortgage loans.

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

The Bank’s one-year gap at June 30, 2003, was –14.10%, compared to the December 31, 2002 gap of –6.02%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 14.10%, at June 30, 2003, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first six months of 2003 because of the Bank’s purchase of Mortgage Backed Securities (MBS). Although these securities carry up to a fifteen year final maturity, which tends to exacerbate an already negative gap, management feels projected three to five year run-off of these MBS somewhat mitigates any upward movement in interest rates. In an effort to maintain the gap, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of March 31, 2003 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Change In Rates		Net Portfolio Value			NPV as % of PV Assets
		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	56,219	-11,650	-17%	11.29%	-211	bp
+200	bp	61,255	-6,614	- 10%	12.20%	-150	bp
+100	bp	65,072	-3,392	-4%	12.89%	-51	bp
0	bp	67,869	—	—	13.40%	—
-100	bp	70,100	2,232	+3%	13.80%	+40	bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2003, the Bank had approximately $130,000,000 in additional borrowing capacity from the FHLB.

At June 30, 2003, the Company’s shareholders’ equity totaled $36,746,863, or 7.41% of total assets, compared to $33,765,996 or 6.80% of total assets at year-end 2002. The Company’s Tier I core capital was 7.72% at June 30, 2003 compared to 7.02% at year-end. The increase in shareholders’ equity of $2,980,867 reflects net income of $2,710,737, the payment of $705,214 in common stock dividends, proceeds of $284,937 for the exercise of stock options, and an increase of $690,407 in accumulated other comprehensive income. The change in other comprehensive income reflects a decrease in interest rates during the first six months of 2003 and the corresponding rise in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2003, 59,500 shares of common stock had been repurchased. During the second quarter of 2003, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of June 30, 2003, the Company had $2,020,768 in cash available, which it plans to use to continue its annual dividend payout of $.72 per share and pay the interest on its capital securities interest. These payments are approximately $2.9 million per year. Thus, the Company will need to receive dividends from the Bank to fulfill its obligations. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs. The Bank anticipates that it will pay to the Company a dividend during the fourth quarter of 2003.

For the six months ended June 30, 2003, net cash provided by operating activities was $4,527,434 versus $990,131 for the same period in 2002. An increase in accrued expenses and other liabilities in the amount of $1,350,008 resulting from the high volume of prepayments of loans serviced for the secondary market accounted for 40% of the increase. When secondary market mortgage loans prepay, the proceeds are held in escrow awaiting disbursement to Freddie Mac, which results in higher cash balances. Net cash used in investing activities amounted to $31,294,365 for the six months ended June 30, 2003, compared to net cash used in investing activities of $16,557,246 for the same period in 2002, a change of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$14,737,119. The proceeds from the sale and maturities of debt securities available-for-sale were re-invested in other securities available-for-sale and the Bank invested portions of beginning cash balances. A net increase in loans held in portfolio used cash flows of $7,249,478 compared to providing cash flows of $15,612,397 for the same period in 2002. For the six months ended June 30, 2003, net cash flows used in financing activities amounted to $4,689,266 compared to net cash used in financing activities of $6,509,584 for the same period in 2002, a change of $1,820,318. During the six months ended June 30, 2003, the Bank experienced deposit outflows in the amount of $3,530,371, compared to $8,946,253 for the same period in 2002. The decrease in deposits during the first six months is consistent with past years due to the seasonality of the Bank’s deposit mix. Several municipalities and educational institutions experience cash outflows prior to their billing cycles, which occur during the Bank’s third quarter.

The Bank expects to be able to fund loan demand and other investing during 2003 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2003, the Bank’s ratios were 7.72%, 7.72%, and 12.00%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $18.60 at June 30, 2003, compared to $15.84 per share at June 30, 2002. The increase in paid-in capital, retained earnings, the accumulated other comprehensive income, and an increase in treasury stock accounted for the change in book value per share.

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Part I. Item 4.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A.) Exhibits:

11.0	Computation of per share earnings

31.1	Certification 6 pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification 6 pursuant to Section 906 of the Sarbanes-Oxley Act

B.) Reports on Form 8-K:

On July 15, 2003, the Company filed a current report on Form 8-K announcing earnings for the quarter ended June 30, 2003.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 13, 2003	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2003	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)