Form 10-Q
period 2003-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2003-11-14
CIK 846931

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2003

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of November 6, 2003, was 1,993,990.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

INDEX TO FORM 10-Q

		Page

PART 1.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Independent Accountants’ Review Report	1

	Condensed Consolidated Statements of Financial Condition - September 30, 2003 (unaudited) and December 31, 2002	2

	Condensed Consolidated Statements of Operations (unaudited) - For the Three Months Ended September 30, 2003 and 2002 For the Nine Months Ended September 30, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2003 and 2002	4

	Notes To Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Changes in Securities	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Common Shareholders	21

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

	Signatures	22

[GRAPHIC APPEARS HERE]

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

Independent Accountants’ Report

We have reviewed the accompanying condensed consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of September 30, 2003 and the related condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

[GRAPHIC APPEARS HERE]

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

November 13, 2003

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)	Audited
ASSETS
Cash and due from banks	$18,165,676	$21,364,567
Federal Home Loan Bank overnight deposit	55,958	32,022,628

Cash and cash equivalents	18,221,634	53,387,195
Securities available-for-sale	111,331,730	80,453,729
Securities held-to-maturity	3,001,550	3,002,767
Federal Home Loan Bank Stock	2,167,800	2,371,400
Loans held-for-sale	6,041,337	5,556,419
Loans receivable, net	338,987,460	317,143,672
Accrued interest receivable	2,115,166	2,243,968
Bank premises and equipment, net	9,419,592	9,385,618
Investments in real estate	327,462	473,722
Real estate owned and property acquired in settlement of loans	—	20,668
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,086,799	3,043,466
Other assets	8,725,254	7,422,283

Total assets	$515,565,800	$496,644,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$33,935,121	$29,860,806
Savings and interest-bearing checking accounts	284,388,638	283,020,047
Time deposits	115,510,761	116,447,567

Total deposits	433,834,520	429,328,420
Securities sold under agreements to repurchase	9,739,991	8,592,098
Advances from Federal Home Loan Bank	7,000,000	—
Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures	16,400,000	16,400,000
Accrued expenses and other liabilities	10,851,705	8,558,409

Total liabilities	477,826,216	462,878,927

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,513,608 shares issued and 1,982,106 shares outstanding at September 30, 2003, and 2,489,958 shares issued and 1,958,924 shares outstanding at December 31, 2002	25,136	24,899
Paid-in capital	18,797,153	18,402,577
Retained earnings	23,450,067	20,052,439
Accumulated other comprehensive income	283,342	102,195

	42,555,698	38,582,110
Treasury stock, at cost, 531,502 shares as of September 30, 2003 and 531,034 shares as of December 31, 2002	(4,816,114)	(4,816,114)

Total shareholders’ equity	37,739,584	33,765,996

Total liabilities and shareholders’ equity	$515,565,800	$496,644,923

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September30, 2003 and 2002

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Interest and fees on loans	$4,214,245	$5,747,265	$13,243,430	$17,429,825
Interest and dividends on investments	941,877	1,116,313	2,531,608	3,323,490

Total interest income	5,156,122	6,863,578	15,775,038	20,753,315

Interest expense
Interest on deposits	929,468	1,963,083	3,158,923	6,869,005
Interest on advances and other borrowed money	405,819	443,077	1,214,455	1,375,351

Total interest expense	1,335,287	2,406,160	4,373,378	8,244,356

Net interest income	3,820,835	4,457,418	11,401,660	12,508,959

Provision for loan losses	24,999	30,000	74,997	90,000

Net interest income after provision for loan losses	3,795,836	4,427,418	11,326,663	12,418,959

Noninterest income
Customer service fees	697,150	613,301	1,937,655	1,777,149
Net gain on sales of securities	4,392	49,299	227,687	82,556
Gain (loss) on sales of property acquired in settlement of loans	(3,618)	—	(3,618)	17,725
Net gain on sales of loans originated for sale	1,332,396	287,857	3,003,755	945,306
Rental income	114,684	117,877	345,294	335,477
Undistributed gain (loss) in CHC	(23,334)	32,828	43,333	85,408
Brokerage service income	33,060	40,344	77,876	105,407

Total noninterest income	2,154,730	1,141,506	5,631,982	3,349,028

Noninterest expenses
Salaries and employee benefits	1,211,674	2,167,261	4,147,202	5,918,636
Occupancy expenses	555,349	554,308	1,681,926	1,770,775
Advertising and promotion	63,245	55,551	195,677	151,433
Depositors’ insurance	16,532	17,692	51,114	55,490
Outside services	262,237	201,233	619,486	545,712
Amortization of mortgage servicing rights	412,359	187,385	1,070,576	503,221
Other expenses	562,998	772,806	2,013,850	1,951,438

Total noninterest expenses	3,084,394	3,956,236	9,779,831	10,896,705

Income before provision for income taxes	2,866,172	1,612,688	7,178,814	4,871,282

Provision for income taxes	1,117,918	600,032	2,719,822	1,753,339

Net income	$1,748,254	$1,012,656	$4,458,992	$3,117,943

Comprehensive net income	$1,238,994	$1,506,467	$4,640,138	$3,865,962

Earnings per common share, basic	$0.89	$0.52	$2.26	$1.59

Number of Shares, basic	1,972,284	1,954,824	1,972,284	1,954,824
Earnings per common share, assuming dilution	$0.87	$0.52	$2.22	$1.59

Number of Shares, assuming dilution	2,012,272	1,964,505	2,012,272	1,964,505
Dividends declared per common share	$0.18	$0.16	$0.54	$0.48

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,458,992	$3,117,943
Depreciation and amortization	708,847	962,647
Amortization of mortgage servicing rights	1,070,576	503,221
Net(increase) decrease in loans held-for-sale	(484,918)	6,028,582
Net gain on sales of securities	(227,687)	(82,556)
Provision for loan losses	74,997	90,000
(Gain) Loss on sales of property acquired in settlement of loans	3,618	(17,725)
Increase in accrued interest receivable and other assets	(2,244,745)	(1,121,965)
Undistributed gain in CHC	(43,333)	(85,408)
Change in deferred loan origination fees and cost, net	110,291	3,072
Increase in accrued expenses and other liabilities	2,238,913	2,174,975

	5,665,551	11,572,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(596,561)	(575,243)
Proceeds from sales of property acquired in settlement of loans	17,050	64,225
Proceeds from sales of debt securities available-for-sale	31,105,620	5,099,002
Proceeds from maturities of debt securities available-for-sale	136,349,351	16,000,000
Proceeds from maturities of debt securities held-to-maturity	—	1,000,000
Purchases of securities available-for-sale	(197,868,538)	(50,113,022)
Proceeds from redemption of Federal Home Loan Bank stock	203,600	60,400
Net (increase) decrease in loans to customers	(22,029,076)	5,629,601

Net cash used in investing activities	(52,818,554)	(22,835,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,506,100	(9,289,548)
Net increase (decrease) in repurchase agreements	1,147,893	(10,328,815)
Increase in advances from Federal Home Loan Bank borrowings	7,000,000	—
Dividends paid	(1,061,364)	(886,025)
Payments to acquire treasury stock	—	(82,696)
Proceeds from exercise of stock options	394,813	281,612

Net cash provided by (used in) financing activities	11,987,442	(20,305,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,165,561)	(31,567,723)

CASH AND CASH EQUIVALENTS, beginning of period	53,387,195	56,304,728

CASH AND CASH EQUIVALENTS, end of period	$18,221,634	$24,737,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	September 30, 2003	September 30, 2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,215,862	$5,858,477
Interest on advances and other borrowed money	1,214,455	1,375,351

Total interest paid	$4,430,317	$7,233,828

Income taxes, net	$1,696,000	$1,423,600

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to real estate acquired through foreclosure	$—	$—
Transfer from real estate owned to loans	—	$53,500
Transfer from investment in real estate owned to bank premises and equipment	$100,446	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17”. “When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

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

In May 2003, FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. (SFAS No. 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 required the Company to reclassify on its consolidated balance sheet the line item “Guaranteed preferred beneficial interests in junior subordinated debentures” in the amount of $16,400,000. Prior to SFAS No. 150, which was effective for the Company for the quarter ending September 30, 2003, the line was presented between the liabilities and the equity section of the Company’s consolidated balance sheet. No additional disclosures in connection with SFAS No. 150 are required.

On a related matter, FASB Interpretation Number 46, Consolidation of Variable Interest Rate Entities (“FIN 46”) Interpretation of Accounting Research Bulletin No. 51 has been deferred until the end of the first reporting period that ends after December 15, 2003. Future regulatory pronouncements regarding the interpretation of FIN 46 may affect the capital treatment of the Company’s outstanding guaranteed preferred beneficial interest in junior subordinated debentures.

Note D – Stock-based Compensation

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,748,254	$1,012,656	$4,458,992	$3,117,943
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	81,045	0	243,135

Pro forma net income	$1,748,254	$931,611	$4,458,992	$2,874,808

Earnings per share:
Basic – as reported	$0.89	$0.52	$2.26	$1.59
Basic – pro forma	$0.89	$0.48	$2.26	$1.47
Diluted – as reported	$0.87	$0.52	$2.22	$1.59
Diluted – pro forma	$0.87	$0.48	$2.22	$1.47

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

The Company’s profitability is derived primarily from its subsidiary, Lake Sunapee Bank, fsb. The Bank’s earnings in turn are generated from the net income from the yield on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes its earnings to the Company through dividends from the Bank to the Company to the extent allowed by OTS regulations. As of September 30, 2003, the Company had $1,470,014 in cash available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.72 per share and pay its capital securities’ interest payments.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2003 there were no valuation allowances set aside against any deferred tax assets.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased its interest purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates that non-interest income will be enhanced. For the nine-month and three-month periods ended September 30, 2003, the Bank realized $43,333 and ($23,334), respectively, in an undistributed gain (loss). The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine-month and three-month periods ended September 30, 2003, the Bank generated commissions in the amount of $77,876 and $33,060, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

During the first nine months of 2003, total assets increased by $18,920,877, or 3.81%, from $496,644,923 to $515,565,800. Cash and cash equivalents decreased $35,165,561 from December 31, 2002, as the bank used Federal Home Loan Bank (FHLB) overnight deposits to invest in various securities held as available-for-sale. Deposits held in the FHLB overnight account decreased $31,966,670 during the first nine months of 2003 from $32,022,628 at December 31, 2002 to $55,958 at September 30, 2003.

Total net loans (including loans held-for-sale) increased $22,328,706 or 6.92% from $322,700,091 at December 31, 2002 to $345,028,797 at September 30, 2003. During the first nine months of 2003, the Bank originated a record $317,386,830 million in real estate mortgage loans. With interest rates remaining at near historically low levels, many customers sought fixed rate loans. As the Bank originates fixed rate loans, it sells much of this product into the secondary market, retaining the servicing. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At September 30, 2003, the Bank had $290,797,497 in its servicing portfolio. During the first nine months of 2003, the Bank sold $154,255,809 of real estate mortgage loans into the secondary market. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2003, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

Gross investment securities excluding FHLB stock increased $30,876,784, or 37.00%, from $83,456,496 at December 31, 2002 to $114,333,280 (at amortized cost) at September 30, 2003. Proceeds from loan sales and the decrease in FHLB overnight deposits in 2003 allowed the Bank to increase its investment portfolio. The Bank’s net unrealized gain on securities available-for-sale net of tax was $102,195 at December 31, 2002. This compares to a net unrealized gain net of tax of $283,342 as of September 30, 2003. The change in the net unrealized gains net of tax of $181,147 reflects a decrease in interest rates and the corresponding rise in investment security market values, as well as, the increased value of investment securities.

During the first nine months of 2003, deposits increased by $4,506,100, or 1.05%, to $433,834,520 from $429,328,420 at December 31, 2002. Non-interest bearing checking accounts increased $4,074,315 or 13.64% from December 31, 2002. Savings and interest-bearing checking accounts increased $1,368,591, or .48%. Time deposits decreased $939,806, or 0.80%. The increase in deposits during the first nine months is consistent with past years due to the seasonality of the Bank’s deposit mix. Several municipalities and educational institutions experience cash inflows due to billing cycles, which occur during the Bank’s third quarter.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Securities sold under agreement to repurchase increased by $1,147,893 to $9,739,991 from $8,592,098. Several of the Bank’s municipal accounts deposit funds derived from their July billings into repurchase agreements as a means to provide protection for funds in excess of FDIC insurance. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had advances from the FHLB in the amount of $7,000,000 at September 30, 2003. These advances were incurred to fund loan growth and investment purchases. The weighted average cost of these advances is 1.17%, with maturity dates of six months or less. The Bank expects to renew these advances at the then prevailing interest rate with similar maturity dates.

Accrued expenses and other liabilities increased $2,293,296 to $10,851,705 at September 30, 2003 from $8,558,409 at December 31, 2002. Secondary market loan payments held in escrow at September 30, 2003 accounted for the majority of the increase.

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

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of September 30, 2003 the Bank had impaired loans with an aggregate outstanding balance of $796,239 with a specific allowance of $7,681. At December 31, 2002 the balance of impaired loans was $105,354 with a specific allowance of $28,313.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses at September 30, 2003 was $3,886,119 compared to $3,875,708 on December 31, 2002. As of September 30, 2003, the allowance included $3,878,518 in general reserves

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to $3,847,395 at year-end 2002. The total allowance represented 1.13% of total loans at September 30, 2003 versus 1.21% at December 31, 2002. The total allowance was 277% of non-performing loans on September 30, 2003 compared to 584% at year-end 2002. During the first nine months of 2003, the Bank had net charge-offs of $64,506 compared to $640,378 during the first nine months of 2002.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended Sept. 30, 2003	For the years ended December 31,
		2002	2001	2000	1999	1998
Balance, beginning of period	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068	$3,061,451
Charged-off/write downs of loans	(69,099)	(687,899)	(201,456)	(214,850)	(369,463)	(112,726)
Recoveries	4,593	38,222	83,987	267,141	31,284	48,176
Balance from Acquisition	—	—	—	—	1,421,674	—
Provision charged to income	74,997	120,000	90,000	60,000	120,000	120,167

Balance, end of period	$3,886,199	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2003, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or alternatively to repay the loan through liquidation of collateral with sufficient value, which may result in disclosure of such loans in the future.

Total classified loans were $5,113,580 on September 30, 2003 compared to $3,313,767 at December 31, 2002. In addition to classified loans, classified assets included $20,668 in other real estate owned at December 31, 2002. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At September 30, 2003 the aggregate balance of impaired loans was $796,239 compared to $105,354 on December 31, 2002. Loans over 90 days past due as of September 30, 2003 and December 31, 2002 were $608,421 and $558,738, respectively. At September 30, 2003, loans 30 to 89 days past due were $2,596,557 compared to $4,542,125 at December 31, 2002.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	At September 30, 2003		At December 31, 2002
90 day delinquent loans (1)	$608	0.12%	$559	0.11%
Impaired loans (2)	796	0.15%	105	0.02%
Other real estate owned	0	0.00%	21	0.00%

Total non-performing assets	$1,404	0.27%	$685	0.14%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	Impaired loans are on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	At September 30, 2003		At December 31, 2002
Real estate loans -
Conventional	$2,484	77%	$2,763	80%
Construction	214	4%	207	5%
Collateral and consumer	110	12%	155	10%
Commercial and municipal	1,070	7%	723	5%
Impaired Loans	8	—	28	—

Total valuation allowance	$3,886		$3,876

Total valuation allowance as a percentage of total loans		1.13%		1.21%

The amount of the allowance for loan loss increased because there were no loan charge-offs during the third quarter of 2003 and the $74,997 in loan loss provisions over the nine-month period ended September 30, 2003 exceeded year-to-date net charged-off loans by about $10,000. Internal adequacy tests showed the level of the allowance to be sufficient as of September 30, 2003. The increase in non-performing loans is due to one residential mortgage loan with an outstanding balance of $745,034 that is considered impaired and is in the process of foreclosure. The collateral value should be sufficient to avoid any significant loss with respect to that loan. The balance of impaired loans increased $691,000 due to the net effect of adding that loan while other loans that were impaired at year-end 2002 have been paid. The specific allowance for the impaired loans decreased because the loans, for which the specific allowance was established, were paid or charged-off. The changes in the allocation of the valuation allowance reflect the increase in commercial loans classified substandard. The change recognizes characteristics unique to specific credits and is not indicative of any trend or adverse economic conditions.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2003 and September 30, 2002

Net income for the nine months ended September 30, 2003 was $4,458,992, or $2.22 per common share (assuming dilution), compared to $3,117,943 or $1.59 per common share (assuming dilution), for the same period in 2002, an increase of $1,341,049, or 43.01%. Net income for the third quarter in 2003 was $1,748,254 or $0.87 per share (assuming dilution), as compared to $1,012,656 or $0.52 per share (assuming dilution), for the same period in 2002, an increase of $735,598 or 72.64%.

Net interest income decreased $1,107,299, or 8.85%, for the first nine months of 2003 and $636,583, or 14.28%, during the third quarter compared to the comparable 2002 period. The decrease was primarily due to the historically low interest rate environment, which generated lower interest rates on re-investments of maturing securities and loans, and Financial Accounting Standard No. 91, which require the deferring of expenses associated with the origination of mortgage loans. These deferred expenses are subsequently amortized against loan fees over the life of the loan. Due to the unusually high volume of refinanced mortgage loans, the Bank has experienced accelerated prepayments of loans. As a result, an increase in the amount of deferred expense amortizations has been charged to loan fees.

Total interest income for the nine months ended September 30, 2003 decreased by $4,978,277, or 23.99%, to $15,775,038 from $20,753,315 for the same period in 2002. For the three months ended September 30, 2003, total interest income decreased by $1,707,456, or 24.88%, to $5,156,122 from $6,863,578 for the same period in 2002. Interest and fees on loans decreased $4,186,395 or 24.02%, and $1,533,020 or 26.67%, for the nine and three month periods, respectively. As interest rates fell in the third quarter of 2003, many adjustable rate loan customers refinanced into fixed rate loans, which were subsequently sold into the secondary market. As a result, loans held in portfolio, which replaced the sold loans, carried a lower interest rate, which reduced interest income. Loan fees decreased due to the recognition of previously deferred expenses in accordance with FAS 91. During the nine and three months periods, fees on loans in the amount of $2,010,741 and $861,255 were expensed, respectively.

Interest and dividends on investment securities decreased $791,882, or 23.83%, from $3,323,490 at September 30, 2002 to $2,531,608 for the same nine-month period in 2003. For the third quarter ended September 30, 2003, interest and dividends on investment securities decreased $174,436, or 15.63%, from $1,116,313 in 2002 to $941,877 for the same period in 2003. Despite the increase of $30,876,784 in investment securities during the first nine months of 2003, lower interest rates created lower yields and resulted in less interest income earned on investment securities.

For the nine months ended September 30, 2003, total interest expense decreased by $3,870,978, or 46.95%, to $4,373,378 from $8,244,356 for the same period in 2002. For the three months ended September 30, 2003, total interest expense decreased $1,070,873, or 44.51%, to $1,335,287 from $2,406,160 for the same period in 2002. For the nine months and three months ended September 30, 2002, interest on deposits decreased $3,710,082 or 54.01%, and $1,033,615, or 52.65%, respectively. The decrease was attributable to the historically low interest rate environment. The Bank’s cost of funds for the nine months ended September 30, 2003 was .80% as compared to 1.74% for the same period of 2002.

For the nine months ended September 30, 2003, interest on advances and other borrowed money, including the Debentures, decreased $160,896 to $1,214,455 from $1,375,351, or 11.70% compared to the same period in 2002. For the third quarter of 2003, interest on advances and other borrowed money, including the Debentures, decreased by $37,258, or 8.41%, from $443,077 to $405,819. During most of 2003, the Bank’s borrowing from the FHLB was zero, which accounted for the change. However, the Bank borrowed $7,000,000 from the FHLB on September 15, 2003, which will cause interest on borrowed money to increase during the fourth quarter of 2003.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The provision for loan losses totaled $24,999 for the three months ended September 30, 2003 and $74,997 for the nine months ended September 30, 2003. The total allowance for loan losses represented 1.13% of total loans at September 30, 2003 compared to 1.15% at September 30, 2002. The allowance for loan losses was $3,886,199 on September 30, 2003 compared to $3,855,007 on September 30, 2002. The increase comes from provisions and recoveries exceeding the amount charged-off. The allowance represented 277% of non-performing loans on September 30, 2003 compared to 507% on September 30, 2002. The decreased level is primarily attributable to the extremely low level of non-performing loans on September 30, 2002 due to the sale of non-performing loans during the third quarter of 2002. Non- performing loans were $1,404,660 on September 30, 2003 compared to $760,201 on September 30, 2002. The increase is attributable to the one residential mortgage loan (discussed above) that is considered impaired and is in the process of foreclosure.

For the nine months ended September 30, 2003, total noninterest income increased by $2,282,954 or 68.17%, from $3,349,028 in 2002 to $5,631,982 for the same period in 2003. For the third quarter, total noninterest income increased by $1,013,224 or 88.76% over the comparable 2002 period. The increase in noninterest income for the nine-month period was primarily a result of a $2,058,449 or 217.75%, increase in net gains on the sales of loans originated for sale; $145,131, or 175.80%, increase in net gains on sales of securities; and $160,506, or 9.03%, in customer service fees. The Bank originated and sold $154,255,809 of fixed rate loans into the secondary market, which generated the gains on the sale of loans. For the three months ended September 30, 2003, net gains on sales of loans originated for sale increased by $1,044,539, or 362.87%, which accounted for the majority of the increase in noninterest income.

Total noninterest expenses decreased $1,116,874, or 10.25%, from $10,896,705 to $9,779,831 and $871,842, or 22.04%, from $3,956,236 to $3,084,394, for the nine months and three months ended September 30, 2003, respectively,

For the nine-month period ended September 30, 2003:

•	Salaries and employee benefits decreased by $1,771,434, or 29.93%, compared to the nine months ended September 30, 2002. Gross salaries and benefits paid increased by $636,008, or 10.33%. This increase was attributed to normal salary adjustments, commission increases associated with the increased origination of loans, and the costs associated with the Bank’s employee incentive program. Increases in the Bank’s Group Health Insurance and Pension plans accounted for the remaining increases. These increases were offset by the deferral of expenses in the amount of $2,010,741, associated with the origination of mortgage loans.

•	Occupancy expenses decreased by $88,849, or 5.02%, due to several pieces of equipment being fully depreciated in 2002.

•	Advertising and promotion increased in the amount of $44,244, or 29.22%, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings.

•	Outside Services increased by $73,774, or 13.52%, due to expenses paid to several consultants used by the Bank for data processing and accounting services.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Amortization of mortgage servicing rights increased in the amount of $567,355, or 112.74%, due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans.

•	Other expenses increased in the amount of $62,412, or 3.20%, due to normal increases in supplies, postage, and telephone usage.

  For the three-month period ended September 30, 2003:

•	Salaries and employee benefits decreased by $955,587, or 44.09%, compared to the three months ended September 30, 2002. Gross salaries and benefits paid increased $24,318, or 1.11%. This increase can be attributed to normal salary adjustments. The increase in salaries and benefits was offset by the recognition of deferred expenses in the amount of $861,255, associated with the origination of mortgage loans.

•	Occupancy expenses increased by $1,041, or .19%.

•	Advertising and promotion increased in the amount of $7,694, or 13.85%, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings.

•	Outside Services increased by $61,004, or 30.32%, due to expenses paid to several consultants used by the Bank for data processing and accounting services.

•	Amortization of mortgage servicing rights increased in the amount of $224,974, or 120.06%, due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans.

•	Other expenses decreased in the amount of $209,808, or 27.15%, due to a decrease in mortgage servicing rights impairment. The impairment adjustment was the result of a recent increase in interest rates which minimizes the likelihood of mortgage loan pre-payments. As a result, the value of Bank’s servicing portfolio increases and reduces the amount needed for impairment.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Bank’s one-year gap at September 30, 2003, was –17.46%, compared to the December 31, 2002 gap of –6.02%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 17.46%, at September 30, 2003, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first nine months of 2003 because of the Bank’s purchase of Mortgage Backed Securities (MBS). Although these securities carry up to a fifteen year final maturity, which tends to exacerbate an already negative gap, management feels projected three to five year run-off of these MBS somewhat mitigates any upward movement in interest rates. In an effort to maintain the gap, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of June 30, 2003 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	55,387	-10,164	-16%	10.91%	-191 bp
+200 bp	59,793	-5,759	-9%	11.73%	-110 bp
+100 bp	63,335	-2,217	-3%	12.39%	-44 bp
0 bp	65,551	—	—	12.82%	—
-100 bp	66,409	858	+1%	13.00%	+17 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2003, the Bank had approximately $130,000,000 in additional borrowing capacity from the FHLB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At September 30, 2003, the Company’s shareholders’ equity totaled $37,739,584, or 7.32% of total assets, compared to $33,765,996 or 6.80% of total assets at year-end 2002. The Company’s Tier I core capital was 7.81% at September 30, 2003 compared to 7.02% at year-end. The increase in shareholders’ equity of $3,973,588 reflects net income of $4,458,992, the payment of $1,061,364 in common stock dividends, proceeds of $394,813 for the exercise of stock options, and an increase of $181,147 in accumulated other comprehensive income. The change in other comprehensive income reflects an increase in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of September 30, 2003, 59,500 shares of common stock had been repurchased. During the third quarter of 2003, no shares were repurchased. The Company has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2003, the Company had $1,470,014 in cash available, which it plans to use to continue its annual dividend payout of $.72 per share and pay the interest on its capital securities interest. These payments are approximately $2.9 million per year. Thus, the Company will need to receive dividends from the Bank to fulfill its obligations. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs. The Bank anticipates that it will pay to the Company a dividend in the amount of $2,000,000 during the fourth quarter of 2003.

For the nine months ended September 30, 2003, net cash provided from operating activities was $5,665,551 compared to $11,572,786 for the same period in 2002. An increase of $484,918 in loans held-for-sale for the nine months ended September 30, 2003 compared to a decrease of $6,028,582 for the same period last year accounted for the majority of the decrease in the cash provided from operating activities. When the Bank originates loans for sale to the secondary market, a short holding period, usually less than thirty days, occurs until the loans are actually delivered to Freddie Mac. Net cash used in investing activities amounted to $52,818,554 for the nine months ended September 30, 2003, compared to net cash used in investing activities of $22,835,037 for the same period in 2002, a change of $29,983,517. The proceeds from the sale and maturities of debt securities available-for-sale were re-invested in other securities available-for-sale and the Bank invested portions of beginning cash balances. A net increase in loans held in portfolio used cash flows of $22,029,076 compared to providing cash flows of $5,629,601 for the same period in 2002. The Bank’s loan portfolio increased due to increases in the Bank’s commercial real estate and Home Equity loan portfolios. For the nine months ended September 30, 2003, net cash flows provided by financing activities amounted to $11,987,442 compared to net cash used in financing activities of $20,305,472 for the same period in 2002, a change of $32,292,914. During the nine months ended September 30, 2003, the Bank experienced deposit growth in the amount of $4,506,100, compared to deposit outflows of $9,289,548 for the same period in 2002. During the first nine months of 2002, the Bank experienced deposit outflows from maturing, premium priced certificates of deposit.

The Bank expects to be able to fund loan demand and other investing by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. As of September 30, 2003, the Bank had cash commitments to fund loans in the amount of approximately $20 million. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2003, the Bank’s ratios were 7.81%, 7.81%, and 11.86%, respectively, well in excess of OTS capital requirements.

Book value per share was $19.04 at September 30, 2003, compared to $16.45 per share at September 30, 2002. Most of the increase can be attributed to the increase in retained earnings.

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Part I. Item 4.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

11.0 Computation of per share earnings

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

B.)	Reports on Form 8-K:

On October 16, 2003, the Company filed a current report on Form 8-K announcing earnings for the quarter ended September 30, 2003.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 14, 2003	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: November 14, 2003	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)