Form 10-K
period 2003-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2004-03-30
CIK 846931

New Hampshire Thrift Bancshares, Inc. is the parent company of Lake Sunapee Bank, fsb, a federal stock savings bank providing financial services throughout central and western New Hampshire.

The Bank encourages and supports the personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

Selected Financial Highlights

For the Periods Ended December 31,	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Net Income	$5,771	$4,300	$3,100	$2,412	$3,310
Per Share Data:
Basic Earnings (1)	$2.92	$2.20	$1.60	$1.17	$1.57
Diluted Earnings	$2.84	$2.19	$1.59	$1.17	$1.56
Dividends Paid	$.72	$.64	$.64	$.64	$.64
Dividend Payout Ratio	24.66	29.09	40.00	54.70	41.03
Return on Average Assets	1.15%	.88%	.65%	.52%	.91%
Return on Average Equity	15.83%	13.94%	11.07%	8.88%	12.08%

As of December 31,	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Total Assets	$526,246	$496,645	$493,937	$463,397	$461,448
Total Deposits	428,477	429,328	422,737	394,112	366,638
Total Securities (2)	126,179	85,828	56,784	50,724	59,581
Loans, net	344,573	317,144	337,183	348,388	346,492
Federal Home Loan Bank advances	22,000	—	—	10,000	22,000
Shareholders’ Equity	39,125	33,766	28,966	26,697	27,243
Book Value of Shares Outstanding	$19.48	$17.24	$14.95	$13.53	$12.93
Average Common Equity to Average Assets	7.28%	6.35%	5.87%	5.91%	7.49%
Shares Outstanding	2,008,690	1,958,924	1,936,974	1,973,119	2,106,685
Number of Branch Locations	14	14	14	14	15

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Shareholders

…long-term value… is created through… a strong customer base, a highly motivated workforce, good asset quality, sustainable earnings and a strong capital position

The Company, once again, experienced record levels of mortgage lending activity during 2003 as interest rates flirted with 40 year lows and the increase in the number of people refinancing their mortgage loans continued unabated throughout the first three quarters of the year. While the unusually high level of mortgage lending placed significant pressures on all associated segments of our operations, we were pleased with the efficiencies created by the major data processing conversion of just a few years ago that further enhanced our capabilities in this particular area with the addition of new processing systems and software. The substantial increases in deposits seen over the last couple of years slowed considerably in 2003 as the stock market began to regain some of its credibility and investors, who had retreated to the safety of banks and stayed on the sidelines, ever so cautiously, started their re-entry into the world of balancing the desire for higher returns against the backdrop of higher risk. The Company continued to build upon the investment portfolio that had been developed over the last two years by deploying the funding made available from loan portfolio amortization or prepayments and combining that with the initiation of certain leveraging strategies by taking advantage of the yield curve and the historically low short-term interest rates.

Additionally, the Company endeavored to further develop the operational themes and underlying aspects of our proven customer service ‘relationship-centered’ business model in a continuing effort to expand upon our existing leadership position and to strengthen the value of our multi-office banking franchise. All aspects of the Company, from corporate governance at the board level to policy implementation at the branch level, find their roots in the ongoing recognition that long-term value for the institution is created through the integration and interdependence of a strong customer base, a highly motivated workforce, good asset quality, sustainable earnings and a strong capital position.

COMPANY EARNINGS

Earnings for 2003 increased by 34% over the previous year and established a new record for the Company. Consolidated net income for the year-ended December 31, 2003 was $5,771,453 or $2.92 per share of common stock. This compares to net income of $4,299,988, or $2.20 per share, that the Company reported for 2002. With interest rates continuing at their lowest levels in decades, the Company realized a more active position in the strategic re-balancing of the various asset allocations and a definite trend towards increasing our total investment portfolio through a variety of proactive measures. There is a clear need within the financial services sector to develop and expand durable sources of income to help offset the industry-wide margin compression pressures now evidencing themselves within the core dependence upon the balance between interest income and interest expense. The complete financial details for the year-ending December 31, 2003 are more fully covered in the Management’s Discussion and Analysis section immediately following this letter.

SHAREHOLDER VALUE

Growth in the shareholder value of financial institutions is, within the prevailing economic climate, becoming more closely aligned with the broader concepts of managing and mitigating risks. For our part, operating in a ‘best practices’ environment from the board room to the teller line, the Company seeks to measure and quantify the various levels of credit risk, interest rate risk, investment risk, technology risk, privacy risk and security risk…all under the umbrella of maintaining, enhancing and building sustainable long-term value. As a leading presence within the markets served, the Company looks to strengthen and expand upon our core operations, while, at the same time, maintaining a strong asset quality position and carefully managing expenses.

The Company’s stock price ended the year 2003 at $33.85, having ranged from a low of $18.30 to a high of $34.27 over the course of that twelve month period. The change from year-end 2002 resulted in a net stock price appreciation of nearly 80%. Shareholders’ equity ended the year at $39,124,596 as compared to $33,765,996 at December 31, 2002. The number of common shares outstanding at the end of the year totaled 2,008,690 and the book value per share stood at $19.48, an increase of $2.24 per share over the December 31, 2002 book value of $17.24 per share.

Letter to Shareholders (continued)

Additionally, the Company, at the January 2004 board meeting, authorized an increase in the quarterly dividend pay-out from $0.18 per share to $0.225 per share, resulting in an annualized dividend of $.90 per share. This change is viewed as being indicative of our belief in the Company’s fundamental financial strength, capital position and ability to develop sustainable levels of net earnings going forward.

THE BUSINESS OF BANKING

While all areas of the Company experienced general increases in activity, it was in the mortgage lending area where, once again, the volume and pace of mortgage loan refinancings far exceeded all reasonable and predictable expectations. The operational pressures created by the on-rush for this perceived ‘once-in-a-lifetime’ opportunity to lock-in a long-term fixed-rate mortgage before rates might rise again were met by our processing and servicing departments with an incredible level of commitment and dedication to ‘get the job done’ and, in so doing, finding creative ways along the way to accomplish tasks and meet deadlines.

From the perspective of strategic positioning, the Company is looking for ways to further develop the asset base of the franchise. Internal and external growth both involve a coordinated approach centering on increasing the market penetration of the existing branch office network and expanding the network through de novo branching or branch acquisitions resulting from industry consolidations in attractive and complementary markets. With an eye towards delivering the fundamentals of wealth management as a business line, the Company continues to seek out and identify those areas where we can offer highly competitive products to customers at all stages in the wealth cycle…from creation…to preservation…to transfer.

The region’s continuing strong economy benefits the Company as it moves forward to both employ and deploy those resources necessary to ensure the effective implementation of strategies and plans for the accomplishment of our short-term and long-term goals. Further development of the base of commercial and municipal account relationships, as well as broadening the investment portfolio, are all part of an integrated asset diversification plan as key ingredients in helping to drive and sustain the institution’s growth in assets and earnings in the future. While building the sold loan portfolio has provided the Company with significant income over the last few years, it must be noted that the overall loan portfolio, particularly mortgage loans, have suffered varying degrees of attrition into a competitive marketplace where price rules and loyalty comes in a distant second.

BALANCE SHEET FUNDAMENTALS

Total assets of the Company stood at $526,246,231 at year-end December 31, 2003 as compared to $496,644,923 at year-end 2002. While this is a net increase of nearly $30,000,000 over the year, various balance sheet shifts occurred that saw asset increases of just over $27,000,000 in the loan portfolio and just over $40,000,000 in the investment portfolio, with a corresponding decrease in Federal Funds, an associated leveraging of $22,000,000 in advances from the Federal Home Loan Bank of Boston and very modest increases in total deposits and repurchase agreements. In general, depositors who took money out of stocks over the past few years now appear to be willing to cautiously re-enter the market when their anticipated returns are sufficient enough to outweigh the risks.

The fourth quarter introduction of a 10-year fixed-rate fully-amortizing mortgage loan originated for the Company’s own loan portfolio appeared to stem the tide of the secondary market refinance activity and, when combined with a recently renewed interest in adjustable rate mortgage loans and an active commercial lending department, resulted in real net growth in loans of $22,533,767 or 6.92%. At December 31, 2003 the loan portfolio stood at $347,956,158 as compared to $325,422,391 at year-end 2002. In addition, sold loans totaled $289,825,192 at year-end 2003 as compared to $260,774,730 a year earlier, for an increase of 11.14%. The Company continues to retain the servicing rights on substantially all of these loans in order to retain the direct relationships that are seen as one of the crucial aspects tying a community bank to its customer base.

Diversification, leveraging techniques and more complex asset allocation models do not in any way diminish our ongoing push for high asset quality in all that we do. The Company maintains active internal loan review

…the Company seeks to measure and quantify the various levels of credit risk, interest rate risk, investment risk, technology risk, privacy risk and security risk…

Letter to Shareholders (continued)

…the development of a strategically-focused institution requires that all constituencies… board, management and staff alike…need to know and understand not just the Company’s goals and objectives, but why they are in place and why they are important…

and audit functions, as well as engaging external auditors to regularly and randomly review various segments of the Company. The annual Safety and Soundness Examination conducted by the Office of Thrift Supervision in late-2003, resulted in a continuation of our quality rating and served to reinforce the value of our banking franchise. It is important to note that, as part of the normal examination process, the ongoing threat of terrorism and the possibility of terrorist acts have placed additional burdens upon the financial services industry to help monitor, identify, document and report suspicious activity as defined by Federal and regulatory mandates.

CURRENT AND FUTURE CHALLENGES

As consolidations provide opportunities, branches become our points of contact and it is the people in the branches that make the difference. Beyond the two basic strategic issues of growth and profitability lies the realization that banking is not just another business, but a business that carries with it a high degree of public trust. There remains an expectation across the customer base that the character and content of who we are and what we do is an important factor in establishing and maintaining productive relationships.

The old business environment no longer exists as ‘bosses give way to leaders’ and ‘committees give way to teams’ in the daily activities of a bank… and marketing to the generations takes on even broader proportions in a world of longer and healthier lives, families with dual or multiple incomes and the upcoming transfer of both wealth and economic power as the baby boomers start their next lifestyle transition. The goal is to find ways to cement relationships…just knowing about a customer is not the same as knowing what it is that the customer actually needs and working in an almost advisory capacity to assist that person in reaching their individual goals.

Identifying and meeting customers’ needs is what we do day after day after day by matching them with a variety of products and services and advising them on the best possible solution for their situation…from car loans to mortgage loans, from checking accounts to jumbo CDs, from brokerage services to personal insurance products, from debit cards and ATMs to a host of online banking options…and…from general commercial retail services to municipal accounts and funding sources for either short-term or long-term needs.

We are committed to growing the Company, controlling the various risk aspects, maximizing reliable sources of sustainable revenues and working within a corporate culture that provides for quality reporting and clearly defined governance goals and objectives. While the Sarbanes-Oxley Act of 2002 has created greater pressures and expenses in the areas of audit, insurance and legal, it has not impeded our resolve to build upon the Company’s well-capitalized position and leverage the embedded capacity to profitably grow the franchise.

IN CLOSING

The development of a strategically-focused institution requires that all constituencies…board, management and staff alike…need to know and understand not just the Company’s goals and objectives, but why they are in place and why they are important. The creating and maintaining of a positive working environment is key to unifying the Company, sharing in a vision for the future and remaining flexible and open to change.

On behalf of all those involved in helping to ensure the continued success of our banking franchise, I want to take this opportunity to thank you…the shareholders…for the ongoing support and confidence that you have shown for the Company. It is also important to take this opportunity to acknowledge the untimely passing of Ralph B. Fifield, Jr., who, at the time of his death, had served the Company as a valuable member of our Board of Directors for nearly fifteen years. We pledge to continue to operate the Company in the best interests of our shareholders, customers and employees as we seek to meet the needs of the various communities we serve.

/s/  Stephen W. Ensign

Stephen W. Ensign

President and Chief Executive Officer

Management’s Discussion and Analysis

of Financial Condition and Results of Operation

General

New Hampshire Thrift Bancshares, Inc.’s (the “Company”) profitability is derived from its subsidiary, Lake Sunapee Bank, fsb (the “Bank”). The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings.

Overview

•	Earnings were fueled by record low interest rates.

•	Mortgage Banking activities contributed over $1 million to net income as the refinance boom continued through 2003 which generated a record volume of loans sold to the secondary market.

•	Total assets of the Company stood at $526,246,231 at year-end December 31, 2003 as compared to $496,644,923 at year-end 2002. While this is a net increase of nearly $30,000,000 over the year, various balance sheet shifts occurred that saw asset increases of just over $27,000,000 in the loan portfolio and just over $40,000,000 in the investment portfolio, with a corresponding decrease in Federal Funds, an associated leveraging of $22,000,000 in advances from the Federal Home Loan Bank of Boston and very modest increases in total deposits and repurchase agreements.

•	In 2003, the Company earned $5,771,453, or $2.84 per common share, assuming dilution, compared to $4,299,988, or $2.19 per common share, assuming dilution, in 2002.

•	With interest rates continuing at their lowest levels in decades, the Company realized a more active position in the strategic re-balancing of the various asset allocations and a definite trend towards increasing our total investment portfolio through a variety of proactive measures. There is a clear need within the financial services sector to develop and expand durable sources of income to help offset the industry-wide margin compression pressures now evidencing themselves within the core dependence upon the balance between interest income and interest expense.

•	The increase in earnings for the year was driven by an increase in net interest income due to the falling interest rate environment and an increase in other income spurred by the gains generated from the sale of loans to the secondary market.

•	During 2003, the Bank sold $173.0 million in loans to the secondary market, realizing gains on those sales of $3,420,714.

•	The low interest rate environment in 2002 carried over to 2003, continuing to create a high demand for fixed rate mortgage loans.

•	In 2003, the Bank originated $380.1 million in loans, compared to $231.5 million in 2002.

•	Since the Bank sells fixed rate loans to the secondary market, the Bank’s servicing portfolio increased from $260.8 million at December 31, 2002 to $289.8 million at December 31, 2003, an increase of $29.0 million, or 11.14%.

•	The Bank’s interest rate spread increased by 9 basis points to 3.44%.

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

Management’s Discussion and Analysis (continued)

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 14-16 of Management’s Discussion and Analysis.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2003, there were no valuation allowances set aside against any deferred tax assets.

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

Management’s Discussion and Analysis (continued)

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the years ended December 31, 2003 and December 31, 2002, the Bank realized $81,489 and $113,424, respectively in an undistributed gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the years ended December 31, 2003 and December 31, 2002, the Bank generated commissions in the amount of $108,818 and $109,398, respectively.

Financial Condition

Total assets increased by $29,601,308 or 5.96%, from $496,644,923 at December 31, 2002 to $526,246,231 at December 31, 2003. Cash and federal funds sold decreased $34,861,180 as they were invested in loans and investment securities. Net loans receivable and loans held-for-sale increased $22,742,164 over the prior year-end.

Total gross loans, excluding loans held-for-sale, increased $27,220,646 or 8.51%, from $319,865,972 at December 31, 2002 to $347,086,618 at December 31, 2003. The increase was attributed to an increase of $18,665,369 or 10.05% in conventional real estate mortgage loans. The Bank’s promotion of a fixed rate, ten year amortizing and seven year hybrid loan products generated the majority of this increase. Consumer loans increased $11,625,347, or 36.04%, to $43,880,983 due to a demand for the Bank’s Home Equity Line of Credit product. The continued low interest rate environment made the above loan offerings very attractive. Sold loans totaled $289,825,192 at year-end 2003, compared to $260,774,730 for the same period in 2002. The Bank expects to continue to sell 30-year fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 79% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

The amortized cost of investment securities increased $40,665,238, or 48.86%, from $83,223,165 at December 31, 2002 to $123,888,403 at December 31, 2003. The Bank took the proceeds of the sale of loans, used Federal Funds Sold, and advances in the amount of $22,000,000 from the Federal Home Loan Bank (FHLB) and invested these funds in Mortgage Backed Securities and U.S. Government Agencies. The Bank took advantage of the favorable interest rates on the FHLB advances and invested the proceeds of the advances in higher yielding securities.

The Bank realized gains on the sales of securities in the amount of $227,687 during 2003, compared to $146,473 in 2002. At December 31, 2003, the Bank’s investment portfolio had an unrealized gain of $122,494, compared to a net unrealized gain of $233,331 at December 31, 2002. The relatively small unrealized gain for 2003 reflects the short-term duration of the Bank’s investment portfolio. The majority of holdings carry final or callable maturities of less than five years which tends to reduce market price volatility.

Management’s Discussion and Analysis (continued)

Real estate owned and property acquired in settlement of loans decreased by a net of $20,668 at December 31, 2003 to $0 at December 31, 2003.

Deposits decreased slightly by $851,873 or 0.20%, to $428,476,547 at December 31, 2003, from $429,328,420 at December 31, 2002. Time deposits and Money market accounts decreased by $15,323,871, or 7.77%, to $181,836,545 as customers sought higher returns in non-bank alternatives. These decreases were offset by increases in the Bank’s core deposits of checking (non-interest-bearing) and savings accounts in the amount of $14,171,999, or 6.23% to $246,640,003, or 57.56% of total deposits. A marketing campaign conducted by the Bank to attract core accounts contributed in the increase. At December 31, 2003, time deposits comprised 25.39% of total deposits versus 26.59% for the same period in 2002.

Advances from the FHLB increased by $22,000,000 at December 31, 2003 from zero at December 31, 2002. The Bank employed a leverage strategy and took advantage of the favorable interest rates on the FHLB advances by investing the proceeds of the advances in higher yielding securities. The Bank expects to earn a spread of approximately 3%, or $660,000 (before tax) from this strategy.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2003 the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding loan commitments of approximately $22 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2003 the Bank had approximately $145,000,000 in additional borrowing capacity from the FHLB.

At December 31, 2003, the Company’s shareholders’ equity totaled $39,124,596, compared to $33,765,996 at year-end 2002. The increase of $5,358,600 reflects net income of $5,771,453, the payment of $1,419,736 in common stock dividends, the exercise of 52,950 stock options in the amount of $895,183, a tax benefit on the exercise of stock options of $139,921, and an decrease of $28,221 in accumulated other comprehensive income.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares are repurchased. As of December 31, 2003, 59,500 shares of common stock had been repurchased. During 2003, no shares were repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2003, the Company had funds in the amount of $3,512,669 available, which it planned to use to continue its annual dividend payout of $.90 per share and pay interest on its capital securities. The Company increased the quarterly dividend by $.225 or 25% effective with the January 30, 2004 payment. The dividend and capital securities payments are approximately $3.4 million per year. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

Net cash provided by operating activities increased by $23,812 to $9,956,161 in 2003 from $9,932,349 in 2002. The increase in net income and decrease in loans held-for-sale accounted for the majority of the change.

Net cash flows used in investing activities totaled $69,212,941 in 2003 compared to $8,040,447 in 2002, a change of $61,172,494. During 2003, the Bank utilized proceeds from both the sale and maturities of investment securities of $161,539,228 to purchase $202,664,999 in investment securities and $26,879,732 in net new loans. These purchases were either re-investments or additions to the investment portfolio. Cash was provided from financing activities in the amount of $24,395,600, primarily from FHLB advances in the amount of $22,000,000, and the use of beginning cash and cash equivalents in the amount of $53,387,195.

In 2003, net cash flows from financing activities totaled $24,395,600 compared to net cash used in financing activities of $4,809,435 in 2002, a change of $29,205,035.

Management’s Discussion and Analysis (continued)

The Bank expects to be able to fund loan demand and other investing activities during 2003 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2003, approximately $22 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

The following table represents the Company’s contractual obligations at December 31, 2003:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligation	$16,400	$—	$—	$—	$16,400
Operating Lease Obligation	668	221	280	102	65

Total	$17,068	$221	$280	$102	$16,465

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2003, the Bank’s ratios were 7.56%, 7.56%, and 11.88%, respectively, well in excess of the OTS requirements.

Book value per share was $19.48 at December 31, 2003 versus $17.24 per share at December 31, 2002.

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of the Company’s financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

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

The Bank’s one-year gap at December 31, 2003, was –25.59%, compared to the December 31, 2002 gap of –5.86%. During 2003, the Bank took advantage of the low interest rate environment and borrowed short-term advances from the FHLB. The proceeds of these advances were subsequently invested in intermediate term government bonds. This leverage strategy created an interest rate mismatch causing the Bank’s gap to become more negative. If interest rates were to rise, the

Management’s Discussion and Analysis (continued)

Bank’s spread would be reduced because the cost to re-finance the FHLB advances would increase. The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages to the secondary market in order to minimize interest rate risk.

The Bank’s one-year gap, of approximately negative twenty six percent at December 31, 2003, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise.

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

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2003:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest earning assets:
Loans	$42,451	$13,452	$30,168	$88,027	$174,374	$348,472
Investments and federal funds sold	14,015	4,759	11,591	32,938	69,171	132,474

Total	56,466	18,211	41,759	120,965	243,545	480,946

Interest bearing liabilities:
Deposits	124,849	33,578	30,338	22,191	186,224	397,180
Repurchase agreements	12,364	—	—	—	—	12,364
Borrowings	17,000	5,000	16,400	—	—	38,400

Total	154,213	38,578	46,738	22,191	186,224	447,944

Period sensitivity gap	(97,747)	(20,367)	(4,979)	98,774	57,321
Cumulative sensitivity gap	$(97,747)	$(118,114)	$(123,093)	$(24,319)	$33,002
Cumulative sensitivity gap as a percentage of interest-earning assets	-20.32%	-24.56%	-25.59%	-5.06%	6.86%

Note: The Bank has used industry decay formulae in establishing repricing periods for savings and NOW accounts.

Management’s Discussion and Analysis (continued)

The following table sets forth the Bank’s NPV as of December 31, 2003, as calculated by the OTS. For the December 31, 2003 reporting cycle, all output associated with the –200 bps scenario has been suppressed due to the low prevailing interest rate environment.

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	57,213	-13,094	-19%	10.77%	-214bp
+200 bp	62,770	-7,537	-11%	11.69%	-122bp
+100 bp	67,540	-2,766	-4%	12.46%	-44bp
0 bp	70,307	—	—	12.90%	—
-100 bp	71,098	791	+1%	13.02%	+ 12bp

Management’s Discussion and Analysis (continued)

Results of Operations

Net Interest Income

Net interest income for the year ended December 31, 2003, increased by $947,719 or 6.39%, to $15,788,171. The increase was primarily due to the continuing low interest rate environment and the Bank’s negative gap position. As interest rates have fallen, more liabilities (deposits) have re-priced into falling rates, thus reducing the Bank’s cost of funds at a faster pace than its income on earning assets. The Bank’s interest rate spread increased by 9 basis points to 3.44% and the Bank’s interest margin increased by 2.63%. These increases were driven by a sharp decrease of 53.64% in the Bank’s cost of deposits. The Bank’s overall cost of funds decreased by 45.31% compared to a decrease of 17.59% in the Bank’s yield on loans and investments.

Total interest income decreased by $3,639,644 or 14.48%. Lower interest rates accounted for the majority of the decrease in interest and fees on loans. Interest and fees on loans decreased $3,115,175, or 14.90%, to $17,794,613 in 2003, due to a decrease in yield from 6.27% at December 31, 2002 to 5.33% at December 31, 2003. The Bank originated $380.1 million in loans in 2003.

Interest and dividends on investments decreased by $524,469, or 12.42%, due to a drop in yield from 4.22% to 3.20%, or 24.17%. This decrease was partially offset by a significant increase in the average balance of securities. Several higher-yielding callable agency bonds were called and the proceeds were re-invested in lower yielding securities. Also during 2002, the Bank repositioned its investment portfolio in order to shorten maturities and, as a result, higher yielding, long-term bonds were liquidated and replaced by lower yielding, short-term investments.

Total interest expense decreased $4,587,363, or 44.57%, for the year ended December 31, 2003 compared to 2002. Interest on deposits decreased by $4,467,581, or 52.52% because the Bank’s deposits re-priced into lower rates. Interest on FHLB advances increased by $53,115 at December 31, 2003 compared to $0 in 2002 as the Bank took advantage of favorable interest rates on the advances and invested the proceeds of the advances in higher yielding securities.

The Bank’s overall cost of funds decreased from 2.45% in 2002 to 1.34%, or 45.31%. The cost of deposits, including repurchase agreements, decreased 53.21% from 2.18% in 2002 to 1.02% in 2003. The Bank’s certificates of deposit, in particular, rolled into lower rates or transferred into more liquid savings or checking accounts.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.44% at December 31, 2003 from 3.35% at December 31, 2002. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.51% from 3.42%. Both increases are the result of falling interest rates.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	2003	2002	2001	2000	1999
Yield on loans	5.33%	6.27%	7.25%	7.77%	7.46%
Yield on investment securities	3.20%	4.22%	6.82%	7.71%	6.65%
Combined yield on loans and investments	4.78%	5.80%	7.18%	7.76%	7.32%
Cost of deposits, including repurchase agreements	1.02%	2.18%	3.63%	3.86%	3.60%
Cost of other borrowed funds	7.50%	9.25%	9.12%	7.56%	5.86%
Combined cost of deposits and borrowings	1.34%	2.45%	3.89%	4.20%	3.75%
Interest rate spread	3.44%	3.35%	3.29%	3.56%	3.57%
Net interest margin	3.51%	3.42%	3.33%	3.64%	3.75%

Management’s Discussion and Analysis (continued)

The following table presents, for the periods indicated, the total dollar amount of interest income from interest earning assets and the resultant yields as well as the interest paid on interest bearing liabilities, and the resultant costs:

Years ended December 31,	2003			2002			2001
	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest earning assets:
Loans (2),	$334,041	$17,795	5.33%	$333,592	$20,910	6.27%	$353,102	$25,582	7.25%
Investment securities and other	115,608	3,699	3.20%	100,023	4,224	4.22%	68,347	4,662	6.82%

Total interest earning assets	449,649	21,494	4.78%	433,615	25,134	5.80%	421,449	30,244	7.18%

Non-interest earning assets:
Cash	13,553			17,378			18,211
Other non-interest earning assets (3)	37,502			35,142			36,904

Total non-interest earning assets	51,055			52,520			55,115

Total	$500,704			$486,135			$476,564

Liabilities and Shareholders’ Equity Interest bearing liabilities:
Savings, NOW and MMAs	$277,968	$1,370	0.49%	$252,719	$3,193	1.26%	$222,532	$4,429	1.99%
Time deposits	116,354	2,669	2.29%	134,796	5,314	3.94%	163,221	9,596	5.88%
Repurchase agreements	9,165	96	1.05%	15,683	269	1.72%	11,817	396	3.35%
Capital securities and other borrowed funds	20,942	1,570	7.50%	16,400	1,517	9.25%	19,733	1,799	9.12%

Total interest bearing liabilities	424,429	5,705	1.34%	419,598	10,293	2.45%	417,303	16,220	3.89%

Non-interest bearing liabilities:
Demand deposits	30,170			28,793			24,954
Other	9,647			6,896			6,309

Total non-interest bearing liabilities	39,817			35,689			31,263

Shareholders’ equity	36,458			30,848			27,998

Total	$500,704			$486,135			$476,564

Net interest rate spread		$15,789	3.44%		$14,841	3.35%		$14,024	3.29%

Net interest margin			3.51%			3.42%			3.33%

Ratio of interest earning assets to interest bearing liabilities			105.94%			103.34%			100.99%

(1)	Monthly average balances have been used for all periods. Management does not believe that the use of month-end balances instead of daily average balances caused any material difference in the information presented.

(2)	Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

(3)	Other non-interest earning assets includes non-earning assets and other real estate owned.

Management’s Discussion and Analysis (continued)

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2003 vs. 2002 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$28	$(3,143)	$(3,115)
Interest income on investments	569	(1,094)	(525)

Total interest income	597	(4,237)	(3,640)

Interest expense on savings, NOW and MMAs	1,091	(2,914)	(1,823)
Interest expense on time deposits	(651)	(1,994)	(2,645)
Interest expense on repurchase agreements	(88)	(85)	(173)
Interest expense on capital securities and other borrowings	167	(114)	53

Total interest expense	519	(5,107)	(4,588)

Net interest income	$84	$870	$948

	Year ended December 31, 2002 vs. 2001 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$47	$(4,719)	$(4,672)
Interest income on investments	1,667	(2,105)	(438)

Total interest income	1,714	(6,824)	(5,110)

Interest expense on savings, NOW and MMAs	2,447	(3,683)	(1,236)
Interest expense on time deposits	(1,255)	(3,027)	(4,282)
Interest expense on repurchase agreements	(57)	(70)	(127)
Interest expense on capital securities and other borrowings	(269)	(13)	(282)

Total interest expense	866	(6,793)	(5,927)

Net interest income	$848	$(31)	$817

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

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by creditors for impairment of a loan,” and SFAS No. 118, “Accounting by creditors for impairment of a loan – income recognition and disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. A loan is not deemed to be impaired if the Bank expects to collect all amounts due, including interest at the contractual rate. Measurement of impairment can be based on the present value of expected cash flows discounted at the loans effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 5 “Loans Receivable,” in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs. Results are reported directly to the Audit Committee of the Bank’s Board of Directors.

The Bank prepares a worksheet applying loss factors to outstanding loans by type. The worksheet stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the inherent risk associated with each type. In determining the loss factors to apply to each type of loan, the Bank considers historical losses, peer group comparisons, industry data, and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. No changes were made to the Bank’s procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations.

The allowance for loan losses at December 31, 2003 was $3,898,650, compared to $3,875,708 at year-end 2002. The increase resulted from provisions and recoveries exceeding charge-offs during 2003. At December 31, 2003 the allowance consisted of $3,891,010 in general reserves compared to $3,847,395 at the end of 2002. During 2003, the Bank had net charge-offs of $77,054 compared to net charge-offs and write-downs of $649,677 in 2002. The provision for loan losses was $99,996 compared to $120,000 in 2002. The allowance represented 1.12% of total loans at year-end 2003 compared to 1.21% at year-end 2002. The allowance for loan losses as a percentage of total non-performing loans was 337% at December 31, 2003 compared to 584% at December 31, 2002. The lower amount of charge-offs and write-downs in 2003 is primarily due to $604,686 in write-downs taken prior to the sale of sub-performing and non-performing loans in the third quarter of 2002. The decline in the allowance as a percentage of loans results from the increase in total loans. The decline in the allowance as a percentage of non-performing loans comes from an increase in loans over 90 days past due. That increase is primarily attributable to one residential mortgage loan that is not expected to affect the allowance.

The provisions made during 2003 resulted in a slight increase to the allowance for loan losses. The results of the adequacy test led to the determination that, as of December 31, 2003, the allowance remained at an adequate level to cover losses inherent in the loan portfolio. The strong real estate market conditions in the Lake Sunapee and Upper Valley regions of New Hampshire contributed to that determination.

Management’s Discussion and Analysis (continued)

The allocation table below reflects a decline in the allocation for impaired loans, despite the increase in the impaired loan balance. The increase in impaired loans comes from $726,698 of restructured loans that remain on accrual status and continue to be performing. No specific valuation allowance has been established for those loans, because the Bank expects no losses from those loans. The table shows a shift in the allowance allocation from other categories to commercial loans. That shift reflects the increase in commercial loan classifications.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

Total classified assets, excluding special mention loans, as of December 31, 2003 and 2002 were $4,046,955 and $3,333,767, respectively. Total non-performing loans and real estate owned amounted to $1,157,957 and $684,760 for the respective years. Non-performing loans consist of loans 90 days or more past due and non-accrual impaired loans. Non-accrual impaired loans were $50,934 on December 31, 2003 and $105,354 on December 31, 2002. As of December 31, 2003 the Bank also held $726,698 in restructured loans on accrual status and performing, included in impaired loans. Loans 90 days or more past due were $1,107,023 at the end of 2003 and $558,738 at the end of 2002. Loans 30 to 89 days past due were $3,397,736 and $4,542,125, respectively at December 31, 2003 and 2002. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2003 and 2002, interest income on such loans would have amounted to approximately $54,000 and $66,000 respectively.

As of December 31, 2003 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table sets forth the breakdown of non-performing assets:

	2003	2002	2001	2000	1999
Nonaccrual loans (1)	$1,157,957	$664,092	$2,521,424	$1,871,442	$1,750,305
Real estate owned	—	20,668	100,000	45,000	219,000

Total nonperforming assets	$1,157,957	$684,760	$2,621,424	$1,916,442	$1,969,305

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category:

	2003	2002	2001	2000	1999
Real estate loans -
Conventional	$1,074,096	$499,053	$1,048,780	$967,663	$282,194
Construction	—	59,000	101,606	—	—
Consumer loans	1,891	—	68,474	38,748	8,267
Commercial and municipal loans	31,036	685	35,527	—	420,688
Nonaccrual impaired loans (2)	50,934	105,354	1,267,037	865,031	1,039,156

Total	$1,157,957	$664,092	$2,521,424	$1,871,442	$1,750,305

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

(2)	At 12/31/03 $726,698 of impaired loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the periods ended December 31:

	2003	2002	2001	2000	1999
Balance, beginning of period	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068
Write-downs of nonperforming loans transferred to loans held-for-sale	—	604,686	—	—	—
Charge-offs:
Residential real estate	—	15,964	43,358	6,098	61,237
Commercial real estate	—	—	88,822	57,385	254,168
Construction	—	—	24,642	—	—
Consumer Loans	28,862	48,120	18,866	20,615	5,250
Commercial Loans	57,780	19,129	25,768	130,752	48,808

Total charged-off loans	86,642	687,899	201,456	214,850	369,463
Recoveries	9,588	38,222	83,987	267,141	31,284
Balance from acquisition	—	—	—	—	1,421,674
Provision charged to income	99,996	120,000	90,000	60,000	120,000

Balance, end of period	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563

The following table sets forth the allocation of the loan loss valuation allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2003			2002			2001
Real estate loans -
Conventional	$2,514	65%	78%	$2,763	71%	80%	$2,421	55%	82%
Construction	251	6%	4%	207	5%	5%	176	4%	5%
Collateral and Consumer loans	114	3%	13%	155	4%	10%	132	3%	7%
Commercial and Municipal loans	1,012	26%	5%	723	19%	5%	1,273	29%	6%
Impaired loans	8	0%		28	1%		293	7%
Other	—	—		—	—		110	2%

Valuation allowance	$3,899	100%	100%	$3,876	100%	100%	$4,405	100%	100%

Valuation allowance as a percentage of Total loans	1.12%			1.21%			1.29%

	2000			1999
Real estate loans -
Conventional	$2,457	55%	80%	$1,953	45%	78%
Construction	176	4%	3%	147	3%	2%
Collateral and Consumer loans	139	3%	10%	133	3%	11%
Commercial and Municipal loans	1,446	33%	7%	1,800	42%	9%
Impaired loans	130	3%		209	5%
Other	85	2%		79	2%

Valuation allowance	$4,433	100%	100%	$4,321	100%	100%

Valuation allowance as a percentage of Total loans	1.26%			1.23%

Management’s Discussion and Analysis (continued)

The Bank believes the current allowance for loan losses is at a level sufficient to cover losses in the loan portfolio, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes the determination of future loss potential is inherently uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses.

Other Income and Expense

Total other income increased $1,265,800, or 25.66%, to $6,199,290 at December 31, 2003. Net gains on sales of loans originated for sale increased by $1,217,454, or 55.26%, accounting for 96.18% of the total increase in other income. As mentioned above, the Bank sold approximately $173 million of loans into the secondary market during 2003. Customer service fees increased by $146,711, or 8.53%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. The undistributed gain in Charter Trust Company decreased by $31,935, or 28.16%, to $81,489 from $113,424. The gain represents the Bank’s one-third interest in Charter Trust.

Total operating expenses decreased $269,169, or 2.09%, to $12,609,490 at December 31, 2003.

•	Salaries and benefits decreased $788,253, or 11.94% compared to December 31, 2002. Gross salaries and benefits paid decreased by $69,162, or 0.83%, to $8,260,860 at December 31, 2003, compared to $8,330,022 at December 31, 2002. Normal salary increases, commission increases associated with the increased origination of loans, and the costs associated with the Bank’s employee incentive program were mitigated by a one-time insurance re-imbursement generated from the Bank’s self-funded group health insurance program and the deferral of expenses in the amount of $2,446,131 at December 31, 2003, compared to $1,727,040 at December 31, 2002, a change of $719,091.

•	Occupancy expenses decreased by $102,973, or 4.35%, to $ 2,264,909, due to several pieces of equipment being fully depreciated during 2003.

•	Advertising and promotion increased in the amount of $19,620, or 8.71%, to $ 244,886, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings.

•	Outside Services increased by $40,526, or 5.18%, to $823,309, due to expenses paid to several consultants used by the Bank for data processing and accounting services.

•	Amortization of mortgage servicing rights (MSR) increased in the amount of $412,806, or 222.56%, to $598,287, due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans. The Bank amortizes MSRs collected over a five-year period and because higher than normal prepayments occurred during 2003 due to high refinancings, the unamortized portion of the MSRs was required to be expensed.

•	Other expenses increased in the amount of $154,782, or 5.86%, to $2,796,219, due to normal increases in supplies, postage, and telephone usage.

Impact of New Accounting Standards

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have any material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by

Management’s Discussion and Analysis (continued)

the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

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

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002, its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $753,384 that would have been recorded if SFAS No. 147 had not been issued.

In accordance with SFAS No. 147, the Company tested its reclassified goodwill and other goodwill for impairment as of January 1, 2002. The Company also tested its total goodwill for impairment as of December 31, 2003 and 2002. The Company determined that its goodwill as of January 1, 2002 and December 31,2003 and 2002 was not impaired.

The Company’s amortization expense related to reclassified goodwill was $769,421 and $732,324 for the years ended December 31, 2002 and December 31, 2001, respectively.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for years ended December 31:

	2003	2002	2001
Reported net income	$5,771,453	$4,299,988	$3,100,464
Add back goodwill amortization net of tax effect	—	—	499,354

Adjusted net income	$5,771,453	$4,299,988	$3,599,818

Basic earnings per share:
Reported net income	$2.92	$2.20	$1.60
Goodwill amortization	—	—	.26

Adjusted net income	$2.92	$2.20	$1.86

Diluted earnings per share:
Reported net income	$2.84	$2.19	$1.59
Goodwill amortization	—	—	.26

Adjusted net income	$2.84	$2.19	$1.85

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN

Management’s Discussion and Analysis (continued)

45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN

Management’s Discussion and Analysis (continued)

46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 includes net deferred income tax expense of $1,046,854, $811,907, and $387,196, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2002 and 2001

In 2002, the Company earned $4,299,988 or $2.19 per common share, assuming dilution, compared to $3,100,464 or $1.59 per common share, assuming dilution, in 2001. The increase in earnings was primarily due to the increase in the Net gain on the sale of loans in the amount of $898,219. During 2002, the Bank’s loan originations amounted to $231.5 million as refinancings increased. The Bank’s sold loan portfolio increased to $260.8 million at December 31, 2002 from $214.6 million at December 31, 2001 as the Bank sold fixed rate loans to the secondary market. In addition, a prepayment fee in the amount of $608,591 made in 2001 to pay-off FHLB advances generated interest expense savings in 2002 of $281,574.

Financial Condition

Total assets increased slightly by $2,707,847 or 0.55% from $493,937,076 at December 31, 2001 to $496,644,923 at December 31, 2002.

Deposits increased by $6,591,426, or 1.56% to $429,328,420 from $422,736,994. During 2002, customers sought the safety and predictability of insured deposits because of the instability being experience in the financial markets.

Total gross loans, excluding loans held-for-sale, decreased $20,570,040, or 6.04% from $340,436,012 to $319,865,972. The declining interest rate environment experienced during 2002 directly influenced this decrease. Customers refinanced adjustable rate mortgages, which the Bank holds in portfolio, into fixed rate mortgages, which the Bank sells to the secondary market. The majority of the decrease in loans occurred in real estate loans. This segment fell $24,917,225, or 8.43%, to $270,537,843 at December 31, 2002. The decrease in real estate loans was somewhat offset by an increase of $7,498,893, or 30.29% in commercial and municipal loans.

The amortized cost of investment securities increased by $27,429,630, or 49.16% from $55,793,535 at December 31, 2001 to $83,223,165. The Bank took the proceeds of the sale of loans and invested these funds in short-term Commercial Paper, Mortgage-backed Securities, U.S. Government Bonds, and Trust Capital Preferreds. Moreover, the Bank liquidated several long-term corporate bonds in order to shorten the maturities and improve the risk profile of the investment portfolio. The Bank’s net realized gains on the sales of investment securities of $146,473 during 2002 compared to $76,863 during 2001. At December 31, 2002, the Bank’s available-for-sale investment portfolio had a net unrealized gain of $233,331, compared to a net unrealized loss of $1,456,178 at December 31, 2001. This change of $1,689,509 in market value was significantly influenced by the decline in interest rates during 2002, which increased the market value of the investment portfolio.

Management’s Discussion and Analysis (continued)

Real estate owned and property acquired in settlement of loans decreased by a net $79,832, or 79.43%, to $20,668. The balance represented one 35-acre parcel of unimproved land.

Advances from the Federal Home Loan Bank (“FHLB”) remained at zero during 2002 as the Bank’s need to fund new loans was offset by the high volume of loans sold to the secondary market.

Net Interest Income

Net interest income for the year ended December 31, 2002, increased by $815,471 or 5.81%, to $14,840,452. The increase was primarily due to a decrease in interest paid on deposits. The Bank offered time deposit specials during 2000 and 2001 in order to attract and retain customer deposits. These time deposits matured throughout 2002, and, with interest rates near historic lows, customers rolled these specials into lower costing deposits.

Total interest income decreased by $5,111,494 or 16.90%. Lower interest rates and fewer loans held in portfolio, accounted for the majority of the decrease in interest and fees on loans. In 2002, the Bank originated $231.5 million in loans. Despite record production volume, total loans decreased from $340,436,012 at December 31, 2001 to $319,865,972 at December 31, 2002. The decrease was primarily attributed to an increase in loans sold into the secondary market. The Bank sold $95 million in loans during 2002. These sales of loans resulted in the Bank’s sold loan portfolio increasing by 22% to $260,774,730 at December 31, 2002.

Interest and dividends on investments decreased by $438,785 or 9.41% due to a drop in yield from 6.82% to 4.22%. The Bank repositioned its investment portfolio during 2002 in order to shorten maturities and, as a result, higher yielding, long-term bonds were liquidated and replaced by lower yielding, short-term investments.

Total interest expense decreased $5,926,965, or 36.54%. As mentioned above, interest on deposits decreased significantly due to the maturing of higher costing time deposits. Interest on deposits decreased by $5,518,846, or 39.35%. In addition, interest on FHLB advance was zero compared to $281,574 in 2001 because the Bank prepaid FHLB advances in 2001.

The Bank’s overall cost of funds decreased from 3.89% in 2001 to 2.45%, or 37.02%. The cost of deposits, including repurchase agreements, decreased from 3.63% in 2001 to 2.18% in 2002, or 39.94%. As mentioned above, the change was due to higher costing deposits rolling into a lower interest rate environment. In addition, the Bank was able to prepay all of its outstanding FHLB advances during 2001, thereby reducing interest on advances and other borrowed money by $281,574.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.35% from 3.29% in 2002 and 2001, respectively. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.42% from 3.33%. Both increases are the result of falling interest rates.

Provision for Loan Losses

The allowance for loan losses at December 31, 2002 was $3,875,708, compared to $4,405,385 at year-end 2001. The allowance in 2002 included $3,847,395 in general reserves compared to $4,112,733 at the end of 2001. During 2002, the Bank had net charge-offs and write-downs of $649,677 compared to net charge-offs of $117,469 in 2001. Gross charged-off loans during 2002 amounted to 0.21% of average loans, compared to 0.06% in 2001. The provision for loan losses was $120,000 in 2002 compared to $90,000 in 2001. The allowance represented 1.21% of total loans at year-end 2002 versus 1.29% at year-end 2001. The allowance for loan losses as a percentage of total non-performing loans was 584% at December 31, 2002 compared to 175% at December 31, 2001.

The decline in the allowance was primarily the result of $604,686 in loan write-downs, incurred in the third quarter of 2002, in anticipation of selling a $2.0 million pool of sub-performing and non-performing loans. The $30,000 increase in the amount of the provision for loan losses in 2002 helped to maintain the allowance at an adequate level despite the charge-offs.

Total classified loans, excluding special mention loans, as of December 31, 2002 and 2001 were $3,333,767 and $7,092,289, respectively. Total non-performing assets amounted to $684,760 and $2,621,424 for the respective years. Non-performing loans consist of non-accrual impaired loans and loans 90 days or more past due. At December 31, 2002 and 2001 the respective amount of impaired loans was $105,354 and $1,267,037 and loans over 90 days past due were $558,738 and $ 1,254,387. Total non-performing loans were $664,092 at the end of 2002 compared to $2,521,424 at the end of 2001. At

Management’s Discussion and Analysis (continued)

December 31, 2002 and 2001, loans 30 to 89 days delinquent were $4,542,125 and $5,800,075, respectively.

The decrease in non-performing loans was due to the sale of some and the repayment, liquidation, or improved performance of others. Classified loans declined largely as a result of the sale of a $2.0 million pool of non-performing and sub-performing loans in the third quarter of 2002. The decision to package and sell those loans considered factors such as anticipated collateral acquisition, holding, and liquidation costs.

Other Income and Expense

Total other income increased $1,462,166, or 42.12%, to $4,933,490 at December 31, 2002. Net gains on sales of loans originated for sale increased by $898,219, or 68.83%. This accounted for 61.43% of the total increase in other income. As mentioned above, the Bank sold approximately $95 million of loans into the secondary market during 2002. Customer service fees increased by $218,606, or 14.56%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. In addition, the undistributed gain in Charter Trust Company (CTC) increased by $271,717, or 171.65%, to $113,424 from a loss of $158,293. During 2001, CTC incurred one-time expenses due to merging into one company.

Total operating expenses increased $249,190, or 1.97%, to $12,878,659 at December 31, 2002. Salaries and benefits increased $1,192,901, or 22.05%. The majority of the increase was due to salaries and commissions associated with the origination of real estate mortgage loans. Outside services increased $358,615, or 84.55%. During 2002, one-time expenses in the amount of approximately $100,000 were incurred for consulting fees, annual fees in the amount of $111,000 for the Bank’s new core processing system were realized, and legal, audit, and other outside fees increased. Amortization of mortgage servicing rights (MSRs) increased $88,092, or 90.45%. The Bank amortizes MSRs collected over a five-year period and because higher than normal prepayments occurred during 2002 due to high refinancings, the unamortized portion of the MSRs was required to be expensed. These increases in other expenses were offset by two factors. First, the Bank incurred a one-time penalty in the amount of $608,591 in 2001 to cover the prepayment of FHLB advances. Second, expenses in the amount of $247,156 in Amortization of goodwill and $769,421 in Amortization of unidentifiable intangible assets (UIA) incurred in 2001 were eliminated. The elimination of the Goodwill and UIA amortization was made in accordance with the provisions of SFAS 147. For a more detailed explanation of SFAS 147, please see the discussion in “Impact of New Accounting Standards”.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated statements of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHATSWELL, MacLEOD & COMPANY, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 8, 2004

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Financial Condition

As of December 31,	2003	2002
ASSETS
Cash and due from banks	$12,107,645	$21,364,567
Federal Home Loan Bank overnight deposit	6,418,370	32,022,628

Total cash and cash equivalents	18,526,015	53,387,195
Securities available-for-sale	121,009,752	80,453,729
Securities held-to-maturity (fair values of $3,063,200 as of December 31, 2003 and $3,087,400 as of December 31, 2002)	3,001,145	3,002,767
Federal Home Loan Bank stock	2,167,800	2,371,400
Loans held-for-sale	869,540	5,556,419
Loans receivable, net of the allowance for loan losses of $3,898,650 as of December 31, 2003 and $3,875,708 as of December 31, 2002	344,572,715	317,143,672
Accrued interest receivable	1,941,059	2,243,968
Bank premises and equipment, net	9,305,828	9,385,618
Investments in real estate	524,925	473,722
Real estate owned and property acquired in settlement of loans	—	20,668
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,124,955	3,043,466
Other assets	9,062,481	7,422,283

Total assets	$526,246,231	$496,644,923

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Deposits:
Noninterest-bearing	$31,296,606	$29,860,806
Interest-bearing	397,179,941	399,467,614

Total deposits	428,476,547	429,328,420
Federal Home Loan Bank advances	22,000,000	—
Securities sold under agreements to repurchase	12,364,124	8,592,098
Guaranteed preferred beneficial interest in junior subordinated debentures	16,400,000	16,400,000
Accrued expenses and other liabilities	7,880,964	8,558,409

Total liabilities	487,121,635	462,878,927

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 5,000,000 shares authorized, 2,542,908 shares issued and 2,008,690 shares outstanding as of December 31, 2003 and 2,489,958 shares issued and 1,958,924 shares outstanding as of December 31, 2002	25,429	24,899
Paid-in capital	19,510,646	18,402,577
Retained earnings	24,404,156	20,052,439
Accumulated other comprehensive income	73,974	102,195

	44,014,205	38,582,110
Treasury stock, at cost, 534,218 shares as of December 31, 2003 and 531,034 shares as of December 31, 2002	(4,889,609)	(4,816,114)

Total shareholders’ equity	39,124,596	33,765,996

Total liabilities and shareholders’ equity	$526,246,231	$496,644,923

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$17,794,613	$20,909,788	$25,582,497
Interest and dividends on investments	3,699,079	4,223,548	4,662,333

Total interest income	21,493,692	25,133,336	30,244,830

INTEREST EXPENSE
Interest on deposits	4,039,149	8,506,730	14,025,576
Interest on advances and other borrowed money	53,115	—	281,574
Interest expenses on NHTB Capital Trust I capital securities	1,517,000	1,517,000	1,517,000
Interest on securities sold under agreements to repurchase	96,257	269,154	395,699

Total interest expense	5,705,521	10,292,884	16,219,849

Net interest income	15,788,171	14,840,452	14,024,981
PROVISION FOR LOAN LOSSES	99,996	120,000	90,000

Net interest income after provision for loan losses	15,688,175	14,720,452	13,934,981

OTHER INCOME
Customer service fees	1,866,250	1,719,539	1,500,933
Net gain on sales and calls of securities	227,687	146,473	76,863
Net (loss) gain on sales of premises, equipment, other real estate owned and other assets	(618)	17,625	4,083
Net gain on sale of loans	3,420,714	2,203,260	1,305,041
Rental income	494,950	483,484	498,017
Realized gain (loss) in Charter Holding Corp.	81,489	113,424	(158,293)
Brokerage service income	108,818	109,398	103,460
Other income	—	140,287	141,220

Total other income	6,199,290	4,933,490	3,471,324

OTHER EXPENSES
Salaries and employee benefits	5,814,729	6,602,982	5,410,081
Occupancy expenses	2,264,909	2,367,882	2,293,883
Advertising and promotion	244,886	225,266	243,853
Depositors’ insurance	67,151	72,828	74,453
Outside services	823,309	782,783	424,168
Amortization of goodwill	—	—	247,156
Amortization of unidentifiable intangible asset from branch acquisitions	—	—	769,421
Amortization of mortgage servicing rights in excess of mortgage servicing income	598,287	185,481	97,389
Prepayment penalty expense Federal Home Loan Bank	—	—	608,591
Other expenses	2,796,219	2,641,437	2,460,474

Total other expenses	12,609,490	12,878,659	12,629,469

INCOME BEFORE PROVISION FOR INCOME TAXES	9,277,975	6,775,283	4,776,836
PROVISION FOR INCOME TAXES	3,506,522	2,475,295	1,676,372

NET INCOME	$5,771,453	$4,299,988	$3,100,464

Earnings per common share	$2.92	$2.20	$1.60

Earnings per common share, assuming dilution	$2.84	$2.19	$1.59

Dividends declared per common share	$.72	$.64	$.64

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2003	2002	2001
COMMON STOCK
Balance, beginning of year	$24,899	$24,798	$24,798
Exercise of stock options (52,950 shares in 2003, 10,100 shares in 2002 and 0 shares in 2001)	530	101	—

Balance, end of year	$25,429	$24,899	$24,798

PAID-IN CAPITAL
Balance, beginning of year	$18,402,577	$18,110,685	$17,896,810
Increase on issuance of common stock for the exercise of stock options	968,148	134,365	—
Increase on issuance of treasury stock for the exercise of stock options	—	122,400	176,879
Tax benefit for stock options	139,921	35,127	36,996

Balance, end of year	$19,510,646	$18,402,577	$18,110,685

RETAINED EARNINGS
Balance, beginning of year	$20,052,439	$16,986,069	$15,129,160
Net income	5,771,453	4,299,988	3,100,464
Cash dividends paid	(1,419,736)	(1,233,618)	(1,243,555)

Balance, end of year	$24,404,156	$20,052,439	$16,986,069

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$102,195	$(1,301,372)	$(2,228,130)
Net unrealized holding (loss) gain on securities available- for- sale, net of tax effect	(28,221)	981,581	1,348,744
Minimum pension liability adjustment, net of tax effect	—	421,986	(421,986)

Balance, end of year	$73,974	$102,195	$(1,301,372)

TREASURY STOCK
Balance, beginning of year	$(4,816,114)	$(4,854,285)	$(4,125,314)
Shares repurchased, (3,184 shares in 2003, 0 shares in 2002 and 59,500 shares in 2001)	(73,495)	—	(804,875)
Exercise of stock options, (0 shares in 2003, 11,850 shares in 2002 and 23,355 shares in 2001)	—	38,171	75,904

Balance, end of year	$(4,889,609)	$(4,816,114)	$(4,854,285)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2003	2002	2001
Net income	$5,771,453	$4,299,988	$3,100,464

Other comprehensive (loss) income
Net unrealized holding (loss) gain on securities available-for-sale, net of tax effect	(28,221)	981,581	1,348,744
Minimum pension liability adjustment	—	421,986	(421,986)

Total other comprehensive (loss) income	(28,221)	1,403,567	926,758

Comprehensive income	$5,743,232	$5,703,555	$4,027,222

Reclassification disclosure for the years ended December 31:

	2003	2002	2001
Net unrealized gains on available-for-sale securities	$116,850	$1,835,982	$2,290,202
Reclassification adjustment for realized gains in net income	(227,687)	(146,473)	(76,863)

Other comprehensive (loss) income before income tax effect	(110,837)	1,689,509	2,213,339
Income tax benefit (expense)	82,616	(707,928)	(864,595)

Other comprehensive (loss) income, net of tax	$(28,221)	$981,581	$1,348,744

Minimum pension liability adjustment	$—	$692,462	$(692,462)
Income tax (expense) benefit	—	(270,476)	270,476

	$—	$421,986	$(421,986)

Accumulated other comprehensive income (loss) consists of the following as December 31:

	2003	2002	2001
Net unrealized gains (losses) on available-for-sale securities, net of taxes	$73,974	$102,195	$(879,386)
Minimum pension liability adjustment, net of taxes	—	—	(421,986)

Accumulated other comprehensive income (loss)	$73,974	$102,195	$(1,301,372)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,771,453	$4,299,988	$3,100,464
Depreciation and amortization	1,360,447	1,307,149	1,001,072
Net increase in mortgage servicing rights	(660,982)	(270,471)	(393,447)
Amortization (accretion) of securities, net	688,220	(26,923)	42,946
Amortization of goodwill	—	—	247,156
Amortization of unidentifiable intangible asset from branch acquisitions	—	—	769,421
Amortization of deferred expenses relating to issuance of NHTB Capital Trust I capital securities	30,136	30,135	30,136
Amortization of fair value adjustments, net	12,073	12,073	12,073
Net decrease (increase) in loans held-for-sale	4,686,879	3,079,613	(6,984,832)
Writedown of premises and equipment	—	20,912	—
Net loss (gain) on sales of premises, equipment, other real estate owned and other assets	618	(17,625)	(4,083)
Net (gain) loss on sales and calls of debt securities available-for-sale	(227,687)	(146,473)	(76,863)
Realized (gain) loss in Charter Holding Corp.	(81,489)	(113,424)	158,293
Provision for loan losses	99,996	120,000	90,000
Deferred tax expense	1,046,854	811,907	387,196
Increase in accrued interest receivable and other assets	(897,335)	(273,167)	(456,137)
Change in deferred loan origination fees and costs, net	(231,339)	(1,109)	(102,410)
(Decrease) increase in accrued expenses and other liabilities	(1,641,683)	1,099,764	2,072,498

Net cash provided by (used in) operating activities	9,956,161	9,932,349	(106,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of other real estate owned	17,050	67,189	49,083
Proceeds from sales of other assets	—	6,570	—
Proceeds from sale of equipment	3,000	—	—
Capital expenditures - software	(71,500)	(328,894)	(1,751,998)
Capital expenditures - premises and equipment	(929,547)	(536,466)	(678,359)
Principal reduction on securities held-to-maturity	—	1,000,000	4,500,000
Proceeds from sales of securities available-for-sale	36,241,623	28,873,099	7,662,948
Purchases of securities available-for-sale	(202,664,999)	(98,152,915)	(30,686,142)
Proceeds from maturities of securities available-for-sale	125,297,605	41,023,582	14,763,381
Redemption (purchases) of Federal Home Loan Bank stock	203,600	75,400	(67,600)
Increase in unidentifiable intangible assets relating to acquisition of assets and assumption of liabilities of New London Trust, FSB	—	—	(206,156)
Loan originations and principal collections, net	(26,879,732)	21,187,774	11,254,656
Purchases of loans	(439,629)	(1,294,008)	(233,422)
Recoveries of loans previously charged off	9,588	38,222	83,987

Net cash (used in) provided by investing activities	(69,212,941)	(8,040,447)	4,690,378

New Hampshire Thrift Bancshares Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, savings and NOW accounts	4,217,767	45,354,416	36,663,661
Net decrease in time deposits	(5,069,640)	(38,762,990)	(8,038,592)
Increase in short-term advances from Federal Home Loan Bank	9,000,000	—	—
Principal advances from Federal Home Loan Bank	13,000,000	—	—
Principal payments of advances from Federal Home Loan Bank	—	—	(10,000,000)
Net increase (decrease) in repurchase agreements	3,772,026	(10,462,280)	6,871,881
Repurchase of treasury stock	(73,495)	—	(804,875)
Dividends paid	(1,419,736)	(1,233,618)	(1,243,555)
Proceeds from exercise of stock options	968,678	295,037	252,783

Net cash provided by (used in) financing activities	24,395,600	(4,809,435)	23,701,303

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,861,180)	(2,917,533)	28,285,164
CASH AND CASH EQUIVALENTS, beginning of year	53,387,195	56,304,728	28,019,564

CASH AND CASH EQUIVALENTS, end of year	$18,526,015	$53,387,195	$56,304,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,729,557	$10,699,568	$15,623,039

Income taxes paid	$2,620,972	$1,728,728	$1,523,567

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other assets	$—	$2,506	$500

Transfers from loans to real estate acquired through foreclosure	$—	$23,796	$100,000

Transfers from loans to loans held-for-sale	$—	$1,368,835	$—

Real estate owned transferred to loans	$—	$50,000	$—

Transfer from premises and equipment to investments in real estate	$159,852	$—	$—

Transfer from investments in real estate to premises and equipment	$100,446	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

N otes to Consolidated Financial Statements

NOTE 1.	Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates fourteen branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, NHTB Capital Trust I, Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. NHTB Capital Trust I, a subsidiary of the Company, was formed to sell capital securities to the public. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2003 and 2002 includes $4,342,000 and $2,588,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost result in write-downs of the individual securities to their fair value. There were no write-downs for the years ended 2003, 2002 and 2001, respectively.

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

At December 31, 2003 and 2002 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

Nonaccrual loans - Residential real estate loans and consumer loans are placed on nonaccrual status when they become 90 days past due. Commercial loans are placed on nonaccrual status when they become 90 days past due or when it becomes probable that the Bank will be unable to collect all amounts due pursuant to the terms of the loan agreement. When a loan has been placed on nonaccrual status, previously accrued interest is reversed with a charge against interest income on loans. Interest received on nonaccrual loans is generally booked to interest income on a cash basis. Residential real estate loans and consumer loans generally are returned to accrual status when they are no longer over 90 days past due. Commercial loans are generally returned to accrual status when the collectibility of principal and interest is reasonably assured.

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

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Concentration of credit risk - Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of New Hampshire.

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

Income taxes - The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

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

Stock based compensation - At December 31, 2003, the Company has four fixed stock-based employee compensation plans which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

For the years ended December 31,	2003	2002	2001
Net income, as reported	$5,771,453	$4,299,988	$3,100,464
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	652,078	324,178	—

Pro forma net income	$5,119,375	$3,975,810	$3,100,464

Earnings per share:
Basic - as reported	$2.92	$2.20	$1.60
Basic - pro forma	$2.59	$2.04	$1.60
Diluted - as reported	$2.84	$2.19	$1.59
Diluted - pro forma	$2.52	$2.02	$1.59

Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have any material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

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

In accordance with paragraph 9 of SFAS No. 147, the Company has reclassified, as of September 30, 2002, its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $9,668,456, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $753,384 that would have been recorded if SFAS No. 147 had not been issued.

In accordance with SFAS No. 147, the Company tested its reclassified goodwill and other goodwill for impairment as of January 1, 2002. The Company also tested its total goodwill for impairment as of December 31, 2002 and 2003. The Company determined that its goodwill as of January 1, 2002 and December 31, 2002 and 2003 was not impaired.

The Company’s amortization expense related to reclassified goodwill was $769,421 and $732,324 for the years ended December 31, 2002 and 2001, respectively.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for years ended December 31:

	2003	2002	2001
Reported net income	$5,771,453	$4,299,988	$3,100,464
Add back goodwill amortization net of tax effect	—	—	499,354

Adjusted net income	$5,771,453	$4,299,988	$3,599,818

Basic earnings per share:
Reported net income	$2.92	$2.20	$1.60
Goodwill amortization	—	—	.26

Adjusted net income	$2.92	$2.20	$1.86

Diluted earnings per share:
Reported net income	$2.84	$2.19	$1.59
Goodwill amortization	—	—	.26

Adjusted net income	$2.84	$2.19	$1.85

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements

NOTE 1.	Summary of significant accounting policies: (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.	Summary of significant accounting policies: (continued)

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

During 2001, adjustments of $206,156 increased the unidentified intangible asset arising from the acquisition of assets and assumption of liabilities in 1999 of certain offices of New London Trust FSB. The principal adjustments were a decrease in the fair value of loans acquired, severance plan payments and an adjustment of Automated Clearing House deposits.

NOTE 4.	Securities:

Debt and equity securities have been classified in the consolidated statements of financial condition according to management’s intent.

Notes to Consolidated Financial Statements

NOTE 4.	Securities: (continued)

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gains In Accumulated Other Comprehensive Income	Losses In Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
December 31, 2003:
Bonds and notes -
U. S. Government, including agencies	$39,059,281	$291,004	$63,344	$39,286,941
Mortgage-backed securities	58,009,781	151,236	540,819	57,620,198
Other bonds and debentures	23,333,810	290,200	43,897	23,580,113
Equity securities	484,386	38,114	—	522,500

Total available-for-sale	$120,887,258	$770,554	$648,060	$121,009,752

December 31, 2002:
Bonds and notes -
U. S. Government, including agencies	$23,902,013	$245,608	$—	$24,147,621
Mortgage-backed securities	14,328,508	176,809	—	14,505,317
Commercial paper	16,972,695	—	87,116	16,885,579
Other bonds and debentures	24,532,796	242,902	247,136	24,528,562
Equity securities	484,386	1,140	98,876	386,650

Total available-for-sale	$80,220,398	$666,459	$433,128	$80,453,729

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
December 31, 2003:
Bonds and notes -
Other bonds and debentures	$3,001,145	$73,200	$11,145	$3,063,200

Total held-to-maturity	$3,001,145	$73,200	$11,145	$3,063,200

December 31, 2002:
Bonds and notes -
Other bonds and debentures	$3,002,767	$97,400	$12,767	$3,087,400

Total held-to-maturity	$3,002,767	$97,400	$12,767	$3,087,400

For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of debt securities available-for-sale amounted to $36,241,623, $28,873,099 and $7,662,948, respectively. Gross gains of $265,794, $1,075,473 and $76,863, and gross losses of $55, $929,000 and $0, were realized during 2003, 2002 and 2001, respectively, on sales of available-for-sale debt securities. The tax provision applicable to these net realized gains and losses amounted to $105,259, $58,018 and $30,446, respectively. There were no sales of available-for-sale equity securities during 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

NOTE 4.	Securities: (continued)

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2003:

Fair Value
U.S. Government, including agencies	$5,222
Other bonds and debentures	1,000,000

Total due in less than one year	$1,005,222

U.S. Government, including agencies	$39,281,719
Other bonds and debentures	13,314,249

Total due after one year through five years	$52,595,968

Other bonds and debentures	$1,942,729

Total due after five years through ten years	$1,942,729

Other bonds and debentures	$7,323,135

Total due after ten years	$7,323,135

Maturities of debt securities classified as held-to-maturity are as follows as of December 31, 2003:

	Amortized Cost	Fair Value
Other bonds and debentures
Total due in less than one year	$1,001,145	$990,000
Total due after ten years	2,000,000	2,073,200

	$3,001,145	$3,063,200

There were no securities of issuers which exceeded 10% of shareholders’ equity as of December 31, 2003.

Securities, carried at $94,395,722 and $32,441,923 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2003 and 2002, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2003:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes - U.S.
Government, including agencies	$7,912,813	$63,344	$—	$—	$7,912,813	$63,344
Mortgage-backed securities	42,108,046	540,819	—	—	42,108,046	540,819
Other bonds and debentures	2,355,312	43,897	990,000	11,145	3,345,312	55,042

Total temporarily impaired securities	$52,376,171	$648,060	$990,000	$11,145	$53,366,171	$659,205

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2003 consist of debt securities issued by U.S. government corporations and agencies and corporate debt with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term, and due to the securities’ relative short duration, anticipates that the unrealized losses that currently exist will be reduced going forward.

Notes to Consolidated Financial Statements

NOTE 5.	Loans receivable:

Loans receivable consisted of the following as of December 31:

	2003	2002
Real estate loans
Conventional	$204,282,408	$185,627,039
Construction	15,241,362	14,109,848
Commercial	67,326,286	70,800,956

	286,850,056	270,537,843
Consumer loans	43,880,983	32,255,636
Commercial and municipal loans	16,013,413	16,987,979
Unamortized adjustment to fair value	72,441	84,514
Lease financing receivable	269,725	—

Total loans	347,086,618	319,865,972
Allowance for loan losses	(3,898,650)	(3,875,708)
Deferred loan origination costs, net	1,384,747	1,153,408

Loans receivable, net	$344,572,715	$317,143,672

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2003	2002	2001
BALANCE, beginning of year	$3,875,708	$4,405,385	$4,432,854
Charged-off loans	(86,642)	(83,213)	(201,456)
Writedowns of nonperforming loans transferred to loans held-for-sale	—	(604,686)	—
Recoveries	9,588	38,222	83,987
Provision for loan losses charged to income	99,996	120,000	90,000

BALANCE, end of year	$3,898,650	$3,875,708	$4,405,385

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2003. Total loans to such persons and their companies amounted to $1,128,082 as of December 31, 2003. During 2003 principal advances of $379,510 were made and principal payments totaled $166,824.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2003	2002
Nonaccrual loans	$1,157,957	$664,092

Accruing loans which are 90 days or more overdue	$—	$—

Impaired loans as of December 31,	2003	2002
Average recorded investment in impaired loans	$425,009	$770,979
Recorded investment in impaired loans at December 31	$777,632	$105,354
Portion of valuation allowance allocated to impaired loans	$116,645	$28,313
Net balance of impaired loans	$660,987	$77,041
Interest income recognized on impaired loans	$22,770	$68,916
Interest income on impaired loans on cash basis	$8,945	$68,916
Recorded investment in impaired loans with a related allowance for credit losses	$777,632	$105,354
Recorded investment in impaired loans without a related allowance for credit losses	$—	$—

Notes to Consolidated Financial Statements

NOTE 5.	Loans receivable: (continued)

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

	2003	2002
Sold loans	$289,825,192	$260,774,730

Participation loans	$7,672,024	$7,704,223

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2003 and 2002 was $2,334,473 and $1,673,491, respectively.

Servicing assets of $1,837,297 and $1,141,341 were capitalized in 2003 and 2002, respectively. Amortization of servicing assets was $1,293,748 in 2003, $802,540 in 2002 and $599,547 in 2001.

The fair value of servicing assets was $2,945,009 and $2,058,682 as of December 31, 2003 and 2002, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

	2003	2002
Balance, beginning of year	$178,548	$110,218
(Decrease) increase	(117,433)	68,330

Balance, end of year	$61,115	$178,548

NOTE 6.	Bank premises and equipment:

Bank premises and equipment are shown on the consolidated statements of financial condition at cost, net of accumulated depreciation, as follows as of December 31:

	2003	2002
Land	$1,221,249	$1,128,768
Buildings and premises	9,702,994	9,142,924
Furniture, fixtures and equipment	4,709,441	7,876,732

	15,633,684	18,148,424
Less - Accumulated depreciation	6,327,856	8,762,806

	$9,305,828	$9,385,618

Depreciation expense amounted to $949,931, $976,746 and $919,252 for the years ending December 31, 2003, 2002 and 2001, respectively.

NOTE 7.	Deposits:

The following is a summary of maturities of time deposits as of December 31, 2003:

2004	$87,019,589
2005	18,635,275
2006	3,555,846
2007	823,757
2008	1,342,967
Thereafter	493

$111,377,927

Notes to Consolidated Financial Statements

NOTE 7.	Deposits: (continued)

Deposits from related parties held by the Bank as of December 31, 2003 and 2002 amounted to $3,786,673 and $4,334,577, respectively.

As of December 31, 2003 and 2002, time deposits include $29,813,003 and $31,620,171, respectively of certificates of deposit with a minimum balance of $100,000.

NOTE 8.	Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

As of December 31, 2003, FHLB advances total $22,000,000 and mature within six months. At December 31, 2003 the interest rates on FHLB advances ranged from 1.18% to 1.26%. The weighted average interest rate is 1.22%.

Advances are secured by the Company’s stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligations not otherwise pledged.

NOTE 9.	Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2003 and 2002 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Fleet Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 10.	Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2003	2002	2001
Current tax expense	$2,459,668	$1,663,388	$1,289,176
Deferred tax expense	1,046,854	811,907	387,196

Total income tax expense	$3,506,522	$2,475,295	$1,676,372

The reasons for the difference between the tax at the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31:

	2003	2002	2001
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(.1)	(.1)	(.7)
Dividends received deduction	(.9)	(1.1)	(1.5)
Goodwill amortization	—	—	1.8
Overaccrual reversals	—	—	(2.2)
Other, net	4.8	3.7	3.7

Effective tax rates	37.8%	36.5%	35.1%

Notes to Consolidated Financial Statements

NOTE 10.	Income taxes: (continued)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2003	2002
Deferred tax assets:
Interest on non-performing loans	$21,255	$8,246
Allowance for loan losses	1,148,977	1,096,380
Deferred compensation	47,686	41,749
Deferred retirement expense	147,975	131,432
Accrued directors fees	55,021	53,418
Other	10,103	7,079
Net unrealized holding loss on equity securities available-for-sale	—	38,713

Gross deferred tax assets	1,431,017	1,377,017
Valuation allowance	—	(38,713)

	1,431,017	1,338,304

Deferred tax liabilities:
Deferred loan costs, net of fees	524,996	430,105
Prepaid pension	986,839	562,226
Accelerated depreciation	688,181	627,193
Net unrealized holding gain on securities available-for-sale	48,520	131,136
Purchased goodwill	592,144	296,072
Mortgage servicing rights	925,873	662,870

Gross deferred tax liabilities	3,766,553	2,709,602

Net deferred tax liabilities	$(2,335,536)	$(1,371,298)

As of December 31, 2003, the Company had no operating loss and tax credit carryover for tax purposes.

NOTE 11.	Stock compensation plans:

At December 31, 2003, the Company has four fixed stock-based employee compensation plans. Under the plans, amounts equal to 10% of the issued and outstanding common stock of the Company were reserved for future issuance. As of December 31, 2003 all such options had been granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

The fair value of each option granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Weighted risk-free interest rate	4.36%	5.13%
Weighted expected life	10 years	10 years
Weighted expected volatility	22.3%	19.3%
Weighted expected dividend yield	2.78% per year	3.5% per year

No modifications have been made to the terms of the option agreements.

Notes to Consolidated Financial Statements

NOTE 11.	Stock compensation plans: (continued)

A summary of the status of the Company’s fixed stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	205,350	$17.47	140,800	$16.41	173,005	$15.70
Granted	109,000	26.10	100,000	18.25	—
Exercised	(52,950)	18.30	(21,950)	13.44	(23,355)	10.82
Forfeited	—	—	(13,500)	18.82	(8,850)	17.22

Outstanding at end of year	261,400	$20.90	205,350	$17.47	140,800	$16.41

Options exercisable at year-end	261,400		205,350		140,800
Weighted-average fair value of options granted during the year	$6.58		$3.90		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/03	Remaining Contractual Life
$10.125	7,700	2.42 years
12.50	10,500	2.92 years
14.75	32,600	5.50 years
18.25	68,500	8.50 years
21.00	36,500	4.00 years
26.10	105,600	9.75 years

20.90	261,400	7.60 years

NOTE 12.	Employee benefit plans:

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

Notes to Consolidated Financial Statements

NOTE 12.	Employee benefit plans: (continued)

The following tables set forth information about the plan as of December 31 and the years then ended:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,998,524	$3,705,620
Service cost	314,033	216,417
Interest cost	244,762	274,849
Liability (gain) loss	(87,600)	186,921
Benefits paid	(112,209)	(531,493)
Plan amendments	—	146,210

Benefit obligation at end of year	4,357,510	3,998,524

Change in plan assets:
Plan assets at estimated fair value at beginning of year	2,953,827	2,531,653
Actual return on plan assets	770,102	(210,255)
Employer contribution	1,445,121	1,163,922
Benefits paid	(112,209)	(531,493)

Fair value of plan assets at end of year	5,056,841	2,953,827

Funded status	699,331	(1,044,697)
Unrecognized net loss	1,617,519	2,280,225
Unrecognized prior service cost	174,477	183,875

Prepaid pension cost	$2,491,327	$1,419,403

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 3.5% for 2003, 7.0% and 3.5% for 2002 and 7.5% and 3.5% for 2001, respectively. The expected long-term rate of return on assets was 8% for 2003, 8% for 2002 and 9% for 2001.

Lake Sunapee Bank has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 2.0% to 3.5%. The long-term rate of return used by Lake Sunapee Bank is 8.00%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Components of net periodic cost (benefit):

	2003	2002	2001
Service cost	$314,033	$216,417	$170,959
Interest cost on benefit obligation	244,762	274,849	236,478
Expected return on assets	(289,033)	(274,469)	(234,372)
Amortization of unrecognized prior service cost	9,398	9,398	(164)
Amortization of unrecognized net loss	94,037	76,594	48,507
Correction of early retirement plan charge	—	—	(262,107)

Net periodic cost (benefit)	$373,197	$302,789	$(40,699)

The accumulated benefit obligation for the defined benefit pension plan was $3,477,702 and $2,947,594 at December 31, 2003 and 2002, respectively.

15,000 and 7,500 shares of the Company were included in plan assets as of December 31, 2003 and 2002, respectively. The fair value of the shares on those dates was $507,000 (10% of total plan assets) and $139,500 (4.7% of total plan assets), respectively. In addition, 4,700 Capital Securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, were included in plan assets as of December 31, 2003 and 2002 with fair values of $48,645 (.96% of total plan assets) and $47,705 (1.6% of total plan assets), respectively.

Notes to Consolidated Financial Statements

NOTE 12.	Employee benefit plans: (continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2003	Percent	2002	Percent
Equity securities	$3,315,844	65.6%	$1,516,861	51.3%
Debt securities	465,102	9.2	347,082	11.8
U.S. Government and agencies securities	1,189,894	23.5	791,855	26.8
Money Market	86,001	1.7	298,029	10.1

Total	$5,056,841	100.0%	$2,953,827	100.0%

The investment policy for the defined benefit pension plan sponsored by Lake Sunapee Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 35% and 55% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2004 plan year and for the prior two years follows.

	Target Percentage of Plan Assets at December 31,
Asset Category	2004	2003	2002
Equity securities	40-65%	61%	40%
Debt securities	10-35%	13%	32%
U.S. Government and agency securities	15-25%	23%	24%
Other	0-10%	3%	4%

		100%	100%

The Bank expects to contribute $500,000 to the defined benefit pension plan in 2004.

Profit Sharing - Stock Ownership Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2003, 2002 and 2001, participating employees’ contributions totaled $295,090, $255,160 and $254,808, respectively. The Bank made a matching contribution of $40,000 for 2003, $20,000 for 2002 and $10,000 for 2001. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

The Company and the Bank entered into parallel employment agreements (the “Agreements”) with the President and Chief Executive Officer of the Company and with the Executive Vice President and Chief Financial Officer of the Company. The Agreements are for a period of five years and extend automatically each day unless either the Company or the Executive give contrary written notice in advance. The Agreements provide for a salary and certain benefits.

The Agreements also provide for severance benefits upon termination without cause or following a change in control as defined in the agreements in an amount equal to the present value of the cash compensation and fringe benefits that the Executive(s) would have received if the Executive(s) would have continued working for an additional five years.

Notes to Consolidated Financial Statements

NOTE 13.	Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2003 and 2002, the maximum potential amount of the Company’s obligation was $2,005,230 and $1,176,528, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The Company has issued commitments to extend credit, letters of credit and has approved lines of credit loans to specific individuals and companies. The financial instruments outstanding whose contract amounts represent credit risk are as follows as of December 31:

	2003	2002
Commitments to extend credit	$21,524,995	$24,790,294

Letters of credit	$2,005,230	$1,176,528

Lines of credit	$31,669,000	$32,387,519

As of December 31, 2003, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 30, 2004 and September 30, 2012. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2003:

2004	$221,260
2005	159,414
2006	120,343
2007	79,046
2008	22,574
Years thereafter	65,529

Total minimum lease payments	$668,166

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $222,094, $244,241 and $218,989 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14.	Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2003.

Notes to Consolidated Financial Statements

NOTE 14.	Shareholders’ equity: (continued)

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2003 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

NOTE 15.	Earnings per share (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2003
Basic EPS
Net income and income available to common stockholders	$5,771,453	1,978,813	$2.92
Effect of dilutive securities, options		54,613

Diluted EPS
Income available to common stockholders and assumed conversions	$5,771,453	2,033,426	$2.84

Year ended December 31, 2002
Basic EPS
Net income and income available to common stockholders	$4,299,988	1,950,616	$2.20
Effect of dilutive securities, options		15,429

Diluted EPS
Income available to common stockholders and assumed conversions	$4,299,988	1,966,045	$2.19

Year ended December 31, 2001
Basic EPS
Net income and income available to common stockholders	$3,100,464	1,937,228	$1.60
Effect of dilutive securities, options		8,852

Diluted EPS
Income available to common stockholders and assumed conversions	$3,100,464	1,946,080	$1.59

NOTE 16.	Regulatory matters:

The Company and the Bank are subject to various capital requirements administered by their primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum regulatory requirements can initiate mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Notes to Consolidated Financial Statements

NOTE 16.	Regulatory matters: (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).

Management believes, as of December 31, 2003, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$38,751	11.88%	$26,093	>8.0%	$32,617	>10.0%
Core Capital (to Adjusted Tangible Assets)	38,777	7.56	20,505	>4.0	25,631	>5.0
Tangible Capital (to Tangible Assets)	38,777	7.56	7,689	>1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	38,777	11.89	N/A	N/A	19,570	>6.0

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	36,859	12.12	24,324	>8.0	30,405	>10.0
Core Capital (to Adjusted Tangible Assets)	33,918	7.02	19,328	>4.0	24,160	>5.0
Tangible Capital (to Tangible Assets)	33,918	7.02	7,248	>1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	33,918	11.15	N/A	N/A	18,243	>6.0

NOTE 17.	Fair value of financial instruments:

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,526,015	$18,526,015	$53,387,195	$53,387,195
Securities available-for-sale	121,009,752	121,009,752	80,453,729	80,453,729
Securities held-to-maturity	3,001,145	3,063,200	3,002,767	3,087,400
Federal Home Loan Bank stock	2,167,800	2,167,800	2,371,400	2,371,400
Loans held-for-sale	869,540	874,469	5,556,419	5,594,620
Loans, net	344,572,715	349,517,000	317,143,672	322,941,000
Accrued interest receivable	1,941,059	1,941,059	2,243,968	2,243,968

Financial liabilities:
Deposits	428,476,547	429,101,000	429,328,420	430,054,000
FHLB advances	22,000,000	22,000,000	—	—
Securities sold under agreements to repurchase	12,364,124	12,364,124	8,592,098	8,592,098
Guaranteed preferred beneficial interests in junior subordinated debentures	16,400,000	17,072,400	16,400,000	16,646,000

Notes to Consolidated Financial Statements

NOTE 17.	Fair value of financial instruments: (continued)

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

The following are condensed statements of financial condition, income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) for the years ended December 31:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2003	2002
ASSETS
Cash in Lake Sunapee Bank	$3,079,384	$2,680,239
Investment in subsidiary, Lake Sunapee Bank	51,223,466	46,326,537
Investment in subsidiary, NHTB Capital Trust I	507,300	507,300
Deferred expenses	781,009	811,145
Advances to Lake Sunapee Bank	433,285	342,413
Other assets	7,452	5,662

Total assets	$56,031,896	$50,673,296

OTHER LIABILITIES
Subordinated debentures	$16,907,300	$16,907,300

Total liabilities	16,907,300	16,907,300

SHAREHOLDERS’ EQUITY	39,124,596	33,765,996

Total liabilities and shareholders’ equity	$56,031,896	$50,673,296

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001
Dividends from subsidiary, Lake Sunapee Bank	$2,000,000	$3,500,000	$2,800,000
Dividends from subsidiary, NHTB Capital Trust I	46,925	46,925	46,925
Interest expense on subordinated debentures	1,563,925	1,563,925	1,563,925
Net operating income including tax benefit	363,303	405,092	410,083

Income before equity in earnings of subsidiaries	846,303	2,388,092	1,693,083
Equity in undistributed earnings of subsidiaries	4,925,150	1,911,896	1,407,381

Net income	$5,771,453	$4,299,988	$3,100,464

Notes to Consolidated Financial Statements

NOTE 18.	Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from operating activities:
Net income	$5,771,453	$4,299,988	$3,100,464
(Increase) decrease in accounts receivable	(1,168)	12,713	(16,250)
(Decrease) increase in taxes payable	—	(11,378)	6,061
Increase in taxes receivable	(622)	(2,125)	—
Decrease in accounts payable	—	—	(5,729)
Amortization of deferred expenses relating to issuance of NHTB Capital Trust I capital securities	30,136	30,135	30,136
Equity in undistributed earnings of subsidiaries	(4,925,150)	(1,911,896)	(1,407,381)

Net cash provided by operating activities	874,649	2,417,437	1,707,301

Cash flows from investing activities:
Net change in advances to subsidiary, Lake Sunapee Bank	49,049	304,963	199,494

Net cash provided by investing activities	49,049	304,963	199,494

Cash flows from financing activities:
Proceeds from exercise of stock options	968,678	295,037	252,783
Dividends paid	(1,419,736)	(1,233,618)	(1,243,555)
Repurchase of treasury stock	(73,495)	—	(804,875)

Net cash used in financing activities	(524,553)	(938,581)	(1,795,647)

Net increase in cash	399,145	1,783,819	111,148
Cash, beginning of year	2,680,239	896,420	785,272

Cash, end of year	$3,079,384	$2,680,239	$896,420

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001, and therefore are not reprinted here.

Notes to Consolidated Financial Statements

NOTE 19.	Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2003 and 2002 follows:

	(In thousands, except earnings per share) 2003 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$5,319	$5,300	$5,156	$5,719
Interest expense	1,640	1,398	1,335	1,333

Net interest and dividend income	3,679	3,902	3,821	4,386
Provision for loan losses	25	25	25	25
Other income	1,300	1,831	1,981	1,087
Other expense	3,013	3,335	2,911	3,350

Income before income taxes	1,941	2,373	2,866	2,098
Income tax expense	704	899	1,118	786

Net income	$1,237	$1,474	$1,748	$1,312

Basic earnings per common share	$0.63	$0.75	$0.88	$0.66

Earnings per common share assuming dilution	$0.62	$0.72	$0.85	$0.65

	(In thousands, except earnings per share) 2002 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,510	$6,676	$6,438	$5,509
Interest expense	3,061	2,777	2,406	2,049

Net interest and dividend income	3,449	3,899	4,032	3,460
Provision for loan losses	30	30	30	30
Other income	1,068	831	988	2,047
Other expense	2,760	3,169	3,377	3,573

Income before income taxes	1,727	1,531	1,613	1,904
Income tax expense	627	526	600	722

Net income	$1,100	$1,005	$1,013	$1,182

Basic earnings per common share	$0.57	$0.52	$0.52	$0.61

Earnings per common share assuming dilution	$0.56	$0.51	$0.52	$0.60

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transistion Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

SEC Commission Number 17859

For the fiscal year ended: December 31, 2003

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0430695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9 Main Street, PO Box 9

Newport, New Hampshire 03773-0009

(Address)

Registrant’s telephone number, including area code: (603) 863-0886

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of March 11, 2004 there were issued and outstanding 2,062,683 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price of June 30, 2003, of $24.740 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $48.8 million.

Documents Incorporated By Reference:

Part III of Form 10-K – Portions of the proxy statement for the 2004 Annual Meeting of Stockholders

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, and Andover, New Hampshire. The Bank had assets of approximately $526 milllion as of December 31, 2003.

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

LENDING ACTIVITIES

The Bank’s loan portfolio totaled $347,086,618 at December 31, 2003, representing approximately 66% of total assets. As of December 31, 2003, approximately 79% of the mortgage loan portfolio had adjustable rates. As of December 31, 2003, the Bank had sold $289,825,192 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$271,608	78.27%	$256,428	80.19%	$278,811	81.92%
Construction	15,241	4.39	14,110	4.41	16,644	4.89
Consumer loans	43,881	12.65	32,256	10.09	24,757	7.28
Commercial and municipal loans	16,013	4.61	16,988	5.31	20,128	5.91
Other loans	270	0.08	—	—	—	—

Total loans	347,015	100.00%	319,782	100.00%	340,340	100.00%
Unamortized adjustment to fair value	72		85		97
Less - Allowance for loan losses	3,899		3,876		4,405
Deferred loan origination costs, net	1,385		1,153		1,151

Loans receivable, net	$344,573		$317,144		$337,183

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: – continued

	2000		1999
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$279,804	79.57%	$275,563	78.73%
Construction	16,333	4.64	4,260	1.22
Consumer loans	35,467	10.09	37,954	10.84
Commercial and municipal loans	20,056	5.70	32,216	9.21
Other loans	2	—	4	—

Total loans	351,662	100.00%	349,997	100.00%
Unamortized adjustment to fair value	109		121
Less - Allowance for loan losses	4,433		4,321
Deferred loan origination costs, net	1,050		695

Loans receivable, net	$348,388		$346,492

The following table sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2003:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$2,510,228	$2,406,795	$54,032,517	$58,949,540
Adjustable interest rates	755,848	4,982,599	222,162,069	227,900,516

	3,266,076	7,389,394	276,194,586	286,850,056

Collateral/Consumer Loans with:
Predetermined interest rates	968,293	6,245,355	839,446	8,053,094
Adjustable interest rates	625,236	2,942,659	32,259,994	35,827,889

	1,593,529	9,188,014	33,099,440	43,880,983

Commercial/Municipal Loans with:
Predetermined interest rates	1,067,047	2,507,939	523,146	4,098,132
Adjustable interest rates	4,626,240	2,589,780	4,699,261	11,915,281

	5,693,287	5,097,719	5,222,407	16,013,413

Other Loans with:
Predetermined interest rates	—	269,725	—	269,725

	—	269,725	—	269,725

Unamortized adjustment to fair value	—	—	72,441	72,441

Totals	$10,552,892	$21,944,852	$314,588,874	$347,086,618

The preceding schedule includes $1,157,957 of non-performing loans categorized within the respective loan types.

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

Delinquent Loans, Classified Assets and Other Real Estate Owned

Reports listing delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by the Bank when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, the Bank takes a number of steps to ensure that the borrower will cure the delinquency. The Bank generally sends the borrower a notice of non-payment. The Bank then follows-up with telephone and/or written correspondence. When contact is made prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If the Bank purchases the property, it becomes other real estate owned.

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

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2003 and 2002 were $4,046,955 and $3,333,767, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis.

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

As of December 31, 2003, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products.

NHTB Capital Trust I

NHTB Capital Trust I (the “Trust”) is a statutory business trust formed under the laws of the State of Delaware and a wholly-owned subsidiary of the Company. On August 5, 1999, the Trust issued $16.4 million of 9.25% capital securities. See Note 2 of Notes to Consolidated Financial Statements.

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

Maturities of debt securities, excluding mortgage-backed securities are as follows as of December 31, 2003:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$5,222	$5,000	6.65%
Other bonds and debentures	1,000,000	998,520	7.70

Total due in less than one year	1,005,222	1,003,520	7.70

U.S. Government, including agencies	39,281,719	39,054,281	5.32
Other bonds and debentures	13,314,249	13,159,148	3.65

Total due after one year through five years	52,595,968	52,213,429	4.06

Other bonds and debentures	1,942,729	1,940,000	5.66

Total due after five years through ten years	1,942,729	1,940,000	5.66

Other bonds and debentures	7,323,135	7,236,143	7.62

Total due after ten years	7,351,750	7,236,143	7.62

	$62,867,054	$62,393,092	4.585

Held-to-maturity securities
Other bonds and debentures
Total due in less than one year	$990,000	$1,001,145	7.43
Total due after ten years	2,073,200	2,000,000	8.53

	$3,063,200	$3,001,145	8.17

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2003	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$39,059,281	$291,004	$63,344	$39,286,941
Mortgage-backed securities	58,009,781	151,236	540,819	57,620,198
Commercial paper	—	—	—	—
Other bonds and debentures	23,333,810	290,200	43,897	23,580,113
Equity securities	484,386	38,114	—	522,500

Total available-for-sale securities	$120,887,258	$770,554	$648,060	$121,009,752

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes-
Other bonds and debentures	$3,001,145	$73,200	$11,145	$3,063,200

Total held-to-maturity securities	$3,001,145	$73,200	$11,145	$3,063,200

December 31, 2002	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$23,902,013	$245,608	$—	$24,147,621
Mortgage-backed securities	14,328,508	176,809	—	14,505,317
Commercial paper	16,972,695	—	87,116	16,885,579
Other bonds and debentures	24,532,796	242,902	247,136	24,528,562
Equity securities	484,386	1,140	98,876	386,650

Total available-for-sale securities	$80,220,398	$666,459	$433,128	$80,453,729

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes-
Other bonds and debentures	$3,002,767	$97,400	$12,767	$3,087,400

Total held-to-maturity securities	$3,002,767	$97,400	$12,767	$3,087,400

December 31, 2001	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$20,624,659	$368,866	$30,626	$20,962,899
Mortgage-backed Securities	10,374,842	140,279	13	10,515,108
Other bonds and Debentures	20,304,794	32,632	1,828,617	18,508,809
Equity securities	484,385	400	139,099	345,686

Total available-for-sale Securities	$51,788,680	$542,177	$1,998,355	$50,332,502

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity:
Bonds and notes-
U.S. Government, including agencies	$1,000,465	$36,722	$—	$1,037,187
Other bonds and debentures	3,004,390	75,000	11,690	3,067,700

Total held-to-maturity securities	$4,004,855	$111,722	$11,690	$4,104,887

Deposit Activities and Other Sources of Funds

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its primary market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2003, time deposits represented approximately 26% of total deposits. Time deposits included $29,813,003 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

	2003	2002	2001
Net deposits (withdrawals)	$(4,891)	$(1,916)	$14,599
Interest credited on deposit accounts	4,039	8,507	14,026

Total increase (decrease) in deposit accounts	$(852)	$6,591	$28,625

At December 31, 2003, the Bank had $29.8 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
3 months or less	$5,027	1.79%
Over 3 through 6 months	8,814	2.16%
Over 6 through 12 months	11,035	2.45%
Over 12 months	4,937	3.62%

Total	$29,813	2.45%

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the percentage to total deposits:

	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$31,297	7.3	$29,861	7.0	$29,520	7.0
NOW accounts	110,541	25.8	105,791	24.6	75,393	17.8
Money Market accounts	69,927	16.3	80,713	18.8	77,039	18.2
Regular savings accounts	16,318	3.8	16,362	3.8	15,841	3.8
Treasury savings accounts	88,971	20.8	80,105	18.7	69,690	16.5
Club deposits	45	—	48	—	43	—

Total	317,099	74.0	312,880	72.9	267,526	63.3

Time deposits
Less than 12 months	87,019	20.3	82,957	19.3	142,657	33.7
Over 12 through 36 months	22,191	5.2	32,119	7.5	12,242	2.9
Over 36 months	2,168	0.5	1,372	0.3	312	0.1

Total time deposits	111,378	26.0	116,448	27.1	155,211	36.7

Total deposits	$428,477	100.0%	$429,328	100.0%	$422,737	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the period indicated.

	For the Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW	$99,597	0.23%	$82,914	0.32%	$72,434	0.36%
Savings deposits	103,968	0.52	94,946	1.57	92,817	2.37
Money market deposits	74,403	0.78	74,859	1.87	57,281	4.25
Time deposits	116,354	2.29	134,796	3.94	163,221	5.88
Demand deposits	30,170	—	28,793	—	24,954	—

Total Deposits	$424,492		$416,308		$410,707

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2003	2002	2001
	(in thousands)
0.00% – 0.99%	$20,099	$—	$—
1.00% – 1.99%	48,116	23,121	—
2.00% – 2.99%	30,460	72,484	29,010
3.00% – 3.99%	6,294	8,675	18,692
4.00% – 4.99%	3,837	8,564	28,196
5.00% – 5.99%	1,294	2,376	13,636
6.00% – 6.99%	—	16	59,362
7.00% – 7.99%	1,278	1,212	6,315

Total	$111,378	$116,448	$155,211

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank (FHLB) of Boston as a funding source alternative to retail deposits. By utilizing FHLB of Boston advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB of Boston. The maximum amount that the FHLB of Boston will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB of Boston. At December 31, 2003, the Bank had outstanding advances of $22 million from FHLB of Boston; and no advances outstanding from FHLB of Boston at December 31, 2002.

REGULATION

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. NHTB, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and SEC under federal securities laws.

The OTS and the FDIC have a significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLBA”). The GLBA repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial service providers. The impact of the GLBA on NHTB and the Bank, where relevant, is discussed throughout the regulation section below.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2003, the Bank’s regulatory limit on loans to one borrower was approximately $6.3 million. At December 31, 2003, the Bank’s largest aggregate committed amount of loans to one borrower was $5,472,307, and the second largest borrower had an aggregate committed balance of $5,094,404. The Bank is in compliance with all applicable limitations on loans to one borrower.

QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or “QTL” test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association’s business. “Qualified thrift investments” includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2003, the Bank maintained 81.25% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

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

Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (1) a tangible capital requirement of 1.5% of total assets, as adjusted under the OTS regulations; (2) a leverage ratio requirement of 3% of core capital to such adjusted assets; and (3) a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At December 31, 2003, the Bank met each of its capital requirements. For information pertaining to capital requirements, please see Note 16 of the Consolidated Financial Statements.

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

Assessments. Savings associations are required by OTS regulators to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly Thrift Financial Report. During 2003, the Bank paid assessments of $111,397.

Branching. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state, or (b) to an association that either satisfies the “QTL” test for a qualified thrift lender or qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a “qualified thrift lender” under the HOLA. See “QTL” Test. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess he association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination.

The CRA regulations establish an assessment system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution’s CRA performance would be considered in the application’s process.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

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

Enforcement. Under the Federal Deposit Insurance Act (the “FDI Act”), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution affiliated parties,” including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

Standards for Safety and Soundness. The FDICIA, as amended by Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association’s capital, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” At December 31, 2003, the Bank met the criteria for being “well-capitalized.”

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

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0168% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency established to recapitalize the predecessor to the SAIF. The assessments will continue until those bonds mature in 2017.

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

Prohibitions Against Tying Arrangements. Federal savings associations are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System

Under regulations of the Federal Reserve Board (the “FRB”), the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by the FRB, and an initial reserve of $1.083 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Regulations of Savings Association Holding Companies

NHTB is a non-diversified unitary savings association holding company within the meaning of the HOLA. As such, NHTB is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over NHTB and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirement or to the suspension of the FRB.

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

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions, which they control. NHTB is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLBA, any company, which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLBA and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

In addition, for grandfathered savings and loan holding companies, such as the Company, the GLBA also prohibits the sale of such entities to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston stock in an amount equal to the sum of (i) 0.35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000 per member) and (ii) 4.50% of the member’s activity-based assets. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 2003, of $2.2 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $61,585, $88,171 and $142,975 during the years ended December 31, 2003, 2002 and 2001, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

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

Liquidity

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2003 the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding loan commitments of approximately $22 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. The Bank’s average long-term liquidity ratio for the month ended December 31, 2003 was 14.89%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2003, the tax amounted to $32,900.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Final Joint Rules that provide for minimum standards with respect to customer identification and verification. These Rules became effective on October 1, 2003.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

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

EMPLOYEES

At December 31, 2003, LSB had a total of 143 full-time employees and 26 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

Item 2.	Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2003:

	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
Location		Leased	Owned
9 Main Street
Newport, NH	1868		$1,247,721
565 Route 11
Sunapee, NH	1965		$70,060
115 East Main Street
Bradford, NH	1975		$114,485
300 Sunapee Street
Newport, NH	1978		$88,489
165 Route 10 South
Grantham, NH	1980		$287,576
24 Newport Road
New London, NH	1981		$550,989
200 Heater Road
Lebanon, NH	1986		$498,278
106 Hanover Street
Lebanon, NH	1997		$1,934,913
150 Main Street
New London, NH	1999		$1,115,422
15 Antrim Road (1)
Hillsboro, NH	1994	$189,792		2004	4 Years
83 Main Street (1)
West Lebanon, NH	1994	$116,777		2004	10 Years
12 Centerra Pkwy. (1)
Lebanon, NH	1997	$121,477		2007	5 Years
Route 103 (1)
Newbury, NH	1999	$—		2004	1 Year
7 Lawrence Street (1)
Andover, NH	2003	$363,783		2007	20 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the company during the fourth quarter of 2003.

PART II.

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

The following table shows the market range for the Company’s Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

	Period	High	Low
2003	First Quarter	$21.000	$18.300
	Second Quarter	25.250	20.300
	Third Quarter	27.040	24.000
	Fourth Quarter	34.270	24.750
2002	First Quarter	$16.400	$15.000
	Second Quarter	19.600	15.940
	Third Quarter	19.120	15.750
	Fourth Quarter	19.770	15.000

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 4, 2004, New Hampshire Thrift Bancshares, Inc. had approximately 600 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s Common Stock:

	2003	2002
First Quarter	$.18	$.16
Second Quarter	.18	.16
Third Quarter	.18	.16
Fourth Quarter	.18	.16

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total Assets	$526,246	$496,645	$493,937	$463,397	$461,448
Investments	126,179	85,828	56,784	50,724	59,581
Loans, net	344,573	317,144	337,183	348,388	346,492
Mortgage loans held-for-sale	870	5,556	8,636	1,651	—
Deposits	428,477	429,328	422,737	394,112	366,638
FHLB Advances	22,000	—	—	10,000	22,000
Shareholders’ equity	39,125	33,766	28,966	26,697	27,243
Allowance for loan losses	3,899	3,876	4,405	4,433	4,321
Non-performing loans	1,158	664	2,521	1,871	1,750
Non-performing assets	1,158	685	2,621	1,916	1,969
Book value per share	$19.48	$17.24	$14.95	$13.53	$12.93

	For years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Selected Operating Data:
Interest income	$21,494	$25,133	$30,245	$32,657	$24,739
Interest expense	5,706	10,293	16,220	17,122	11,857

Net interest income	15,788	14,840	14,025	15,535	12,882
Provision for loan losses	100	120	90	60	120

Net interest income after provision for loan losses	15,688	14,720	13,935	15,475	12,762
Total noninterest income	6,199	4,934	3,471	2,812	2,759
Total noninterest expense	12,609	12,879	12,630	14,480	10,544

Income before income taxes	9,278	6,775	4,776	3,807	4,977
Income taxes	3,507	2,475	1,676	1,395	1,667

Net income	5,771	$4,300	$3,100	$2,412	$3,310

Per Share Data:
Basic earnings	$2.92	$2.20	$1.60	$1.17	$1.57
Diluted earnings	$2.84	$2.19	$1.59	$1.17	$1.56
Dividends paid	$0.72	$0.64	$0.64	$0.64	$0.64

	For years ended December 31,
	2003	2002	2001	2000	1999
Performance Ratios:
Return on average assets	1.15%	0.88%	0.65%	0.52%	0.91%
Return on average equity	15.83	13.94	11.07	8.88	12.08
Average equity as a percent of average assets	7.28	6.35	5.87	5.91	7.49
Interest rate spread	3.44	3.35	3.29	3.56	3.57
Net interest margin	3.51	3.42	3.33	3.64	3.75
Average interest-earning assets to average interest-bearing liabilities	105.94	103.34	100.99	101.81	104.50
Operating expense as a percent of average total assets	2.52	2.65	2.65	3.15	2.36
Dividend payout ratio	24.66	29.09	40.00	54.70	41.03
Capital Ratios:
Tier 1 leverage capital ratio	7.56	7.02	6.65	6.55	6.74
Total risk-based capital ratio	11.88	12.12	10.83	11.14	11.59
Asset Quality Ratios:
Nonperforming loans as a percent of loans receivable, net	0.34	0.21	0.40	0.29	0.21
Nonperforming assets as a percent of total assets	0.22	0.14	0.29	0.23	0.20
Allowance for loan losses as a percent of loans before allowance for loan losses	1.12	1.21	1.29	1.26	1.23
Allowance for loan losses as a percent of nonperforming loans	336.68%	583.73%	174.73%	236.93%	246.91%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Operating Results

The information called for by this item is contained on pages 5 through 23 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 23 of this document.

I tem 8.	Financial Statements

The report of independent accountants and the financial information called for by this item are contained on pages 24 through 53 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2004 which proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2004.

Code of Ethics. NHTB has adopted a Code of Ethics Policy, which applies to all employees, directors and officers of NHTB and LSB. NHTB has also adopted a Code of Ethics for Senior Financial Officers of NHTB, which applies to NHTB’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for NHTB and LSB, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of NHTB meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to this report.

Item 11.	Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2004, which proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2004, which proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2004.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	268,500	$20.68	22,205
Equity compensation plans not approved by security holders	—	—	—

Total	268,500	$20.68	22,205

Item 13.	Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2004, which proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2004.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 2004, which proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2004.

PART IV.

Item 15.	Exhibits, Lists and Reports on Form 8-K

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated statement of financial condition of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, change in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, together with the related notes and the independent auditors’ report of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	Reports on Form 8-K

NHTB filed a Form 8-K on October 16, 2003 furnishing to the SEC a press release announcing NHTB’s earnings for the period ended September 30, 2003.

(c)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

3.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2	Amended and Restated Bylaws of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

4.1	Stock Certificate of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit in the November 5, 1996 S-4)

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit in the November 5, 1996 S-4)

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

14.1	Code of Ethics

21.1	Subsidiaries of the Company (incorporated reference to the Registration Statement on Form S-4, as amended, as originally filed with the SEC on November 5, 1996.)

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ STEPHEN W. ENSIGN (Stephen W. Ensign)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN W. ENSIGN (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ STEPHEN R. THEROUX (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 26, 2004

/s/ LEONARD R. CASHMAN (Leonard R. Cashman)	Director	March 26, 2004

/s/ JOHN A. KELLEY, JR. (John A. Kelley, Jr.)	Director	March 26, 2004

/s/ PETER R. LOVELY (Peter R. Lovely)	Director	March 26, 2004

/s/ DENNIS A. MORROW (Dennis A. Morrow)	Director	March 26, 2004

/s/ JACK H. NELSON (Jack H. Nelson)	Director	March 26, 2004

/s/ JOSEPH B. WILLEY (Joseph B. Willey)	Director	March 26, 2004

New Hampshire Thrift Bancshares, Inc.

Directors

Stephen W. Ensign, Chairman

Stephen R. Theroux, Vice Chairman

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Dennis A. Morrow

Jack H. Nelson

Joseph B. Willey

Officers

Stephen W. Ensign

Chairman of the Board,

President and Chief Executive Officer

Stephen R. Theroux

Vice Chairman of the Board

Executive Vice President, Chief

Operating Officer, Chief Financial

Officer and Corporate Secretary

Sandra M. Blackington

Assistant Corporate Secretary

Lake Sunapee Bank, fsb

Directors

John J. Kiernan, Chairman

Stephen W. Ensign, Vice Chairman

Stephen R. Theroux

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Dennis A. Morrow

Jack H. Nelson

Priscilla W. Ohler

Kenneth D. Weed

Joseph B. Willey

Executive Officers

John J. Kiernan

Chairman of the Board

Stephen W. Ensign

Vice Chairman of the Board,

President and Chief Executive Officer

Stephen R. Theroux

Executive Vice President, Chief

Operating Officer, and Chief

Financial Officer

Sandra M. Blackington

Assistant Corporate Secretary

Senior Vice Presidents

Douglas S. Baxter

Marketing

H. Bliss Dayton

Compliance and Internal Audit

W. Grant MacEwan

Commercial Lending

William J. McIver

Chief Information Officer and

Retail Banking

Robert C. O’Brien

Loan Origination

Sharon L. Whitaker

Mortgage Lending

Vice Presidents

Richard G. Biron

Lake Sunapee Financial Services

Colin S. Campbell

Commercial Lending

Frances E. Clow

Human Resources

Stephen B. Ellis

Loan Origination

Paul Faber

Commercial Lending

Dana C. Favor

Loan Review

Albert S. Freeman III

Commercial Lending

Assistant Vice Presidents

Arlene F. Adams

Commercial Banking

Erik C. Cinquemani

Commercial Lending

Juanita A. Dupont

Loan Processing

Marlene H. Gardner

Security Officer

Christopher H. Head

Lake Sunapee Financial Services

Koreen M. Henne

Retail Banking

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Suzanne Johnson

Loan Servicing

Francetta Raymond

Loan Operations

Pellegrino A. Rossi

Lake Sunapee Group

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Marie A. Stevens

Retail Operations

Angie L. Stocker

Retail Banking

Board of Advisors

O. Prunella Anastos

Benjamin K. Barton

Kenneth O. Barton

William S. Berger

George O. Binzel

William A. Bittinger

Paul R. Boucher

James F. Briggs

Robert S. Burgess

Ruth I. Clough

J. D. Colcord

Jacqueline C. Cote

Robert J. Cricenti

Ernest G. Dennis, Jr.

Harry Dorman III

William J. Faccone, Sr.

Gordon B. Flint, Sr.

John W. Flynn, Jr.

John W. Flynn, Sr.

Sheffield J. Halsey

Douglas J. Homan

Rita M. Hurd

Alf E. Jacobson

Curtis A. Jacques

Sharon J. Jacques

Michael D. Johnson

Edward T. Kerrigan

David H. Kidder

Janet R. Kidder

John J. Kiernan, Jr.

Victor W. Laro

Paul J. Linehan

Robert MacNeil

Elizabeth W. Maiola

John J. Marcotte

Thomas F. McCormick

J. David McCrillis

John C. McCrillis

Maureen McNamara

F. Graham McSwiney

Kenneth Miller

Thomas J. Mills

Linda L. Oldham

Paul Olsen

Daniel P. O’Neill

Betty H. Ramspott

David N. Reney

Genelle M. Richards

Chris Scott

Edwin G. Sielewicz

William J. Simms

Fredric M. Smith

Earl F. Strout

James R. Therrien

Stefan Timbrell

Janis H. Wallace

James P. Wheeler

Bradford C. White

John W. Wiggins, Sr.

Bruce Williamson

Thomas B. Woodger

Michael J. Work

Elizabeth Young

Shareholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Thacher Proffitt & Wood LLP

1700 Pennsylvania Avenue, NW

Washington, DC 20006

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 603 shareholders of record on December 31, 2003.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2003	High	Low
First Quarter	$21.000	$18.300
Second Quarter	25.250	20.300
Third Quarter	27.040	24.000
Fourth Quarter	34.270	24.750

This Annual Report has been written by the Bank’s staff.