Form 10-Q
period 2004-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2004-05-17
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of May 7, 2004 was 2,071,033.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$10,121,186	$12,107,645
Federal Home Loan Bank overnight deposit	10,000	6,418,370

Cash and cash equivalents	10,131,186	18,526,015
Securities available-for-sale	139,717,443	121,009,752
Securities held-to-maturity	3,000,739	3,001,145
Federal Home Loan Bank Stock	3,622,300	2,167,800
Loans held-for-sale	1,801,491	869,540
Loans receivable, net	364,745,479	344,572,715
Accrued interest receivable	2,132,844	1,941,059
Bank premises and equipment, net	9,481,257	9,305,828
Investments in real estate	521,699	524,925
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,161,837	3,124,955
Other assets	9,205,824	9,062,481

Total assets	$559,662,115	$526,246,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$25,498,759	$31,296,606
Savings and interest-bearing checking accounts	279,723,176	285,802,014
Time deposits	109,673,457	111,377,927

Total deposits	414,895,392	428,476,547
Securities sold under agreements to repurchase	7,491,434	12,364,124
Advances from Federal Home Loan Bank	48,000,000	22,000,000
Guaranteed preferred beneficial interest in junior subordinated debentures	16,400,000	16,400,000
Subordinated debentures	20,620,000	—
Accrued expenses and other liabilities	10,369,814	7,880,964

Total liabilities	517,776,640	487,121,635

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,596,901 shares issued and 2,062,683 shares outstanding at March 31, 2004, and 2,542,908 shares issued and 2,008,690 shares outstanding at December 31, 2003	25,942	25,429
Paid-in capital	20,392,391	19,510,646
Retained earnings	25,601,382	24,404,156
Accumulated other comprehensive income	755,369	73,974

	46,775,084	44,014,205
Treasury stock, at cost, 534,218 shares as of March 31, 2004
and 534,218 shares as of December 31, 2003	(4,889,609)	(4,889,609)

Total shareholders’ equity	41,885,475	39,124,596

Total liabilities and shareholders’ equity	$559,662,115	$526,246,231

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	March 31, 2004	March 31, 2003
Interest income
Interest and fees on loans	$4,733,751	$4,675,020
Interest and dividends on investments	1,287,270	644,167

Total interest income	6,021,021	5,319,187

Interest expense
Interest on deposits	836,407	1,232,299
Interest on advances and other borrowed money	528,916	407,298

Total interest expense	1,365,323	1,639,597

Net interest income	4,655,698	3,679,590
Provision for loan losses	24,999	24,999

Net interest income after provision for loan losses	4,630,699	3,654,591

Other income
Customer service fees	475,526	404,370
Net gain (loss) on sales and calls of securities	362,162	(29,097)
Net gain on sales of loans originated for sale	210,552	751,522
Rental income	112,563	116,613
Realized gain in Charter Holding Corp.	36,882	25,000
Brokerage service income	49,837	31,102

Total other income	1,247,522	1,299,510

Other expenses
Salaries and employee benefits	1,647,231	1,477,144
Occupancy expenses	577,685	582,953
Advertising and promotion	64,384	53,704
Depositors’ insurance	16,566	17,276
Outside services	203,585	168,667
Amortization of mortgage servicing rights in excess of mortgage servicing income	51,285	133,815
Other expenses	655,804	581,259

Total other expenses	3,216,540	3,014,818

Income before provision for income taxes	2,661,681	1,939,283
Provision for income taxes	1,007,752	702,518

Net income	$1,653,929	$1,236,765

Comprehensive net income	$2,335,324	$1,368,353

Earnings per common share, basic	$.81	$.63

Average Number of Shares, basic	2,045,367	1,960,824
Earnings per common share, assuming dilution	$.78	$.62

Average Number of Shares, assuming dilution	2,111,463	1,979,947
Dividends declared per common share	$.225	$.180

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,653,929	$1,236,765
Depreciation and amortization	301,317	335,492
Net decrease (increase) in mortgage servicing rights	21,448	(144,201)
Net increase in loans held-for-sale	(931,951)	(276,543)
Net (gain) loss on sales of securities	(362,162)	29,097
Provision for loan losses	24,999	24,999
Increase in accrued interest receivable and other assets	(356,576)	(97,748)
Realized gain in Charter Holding Corp.	(36,882)	(25,000)
Change in deferred loan origination fees and cost, net	128,034	7,572
Increase (decrease) in accrued expenses and other liabilities	2,041,921	(745,081)

Net cash provided by operating activities	2,484,077	345,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(473,520)	(353,402)
Proceeds from sales of debt securities available-for-sale	19,787,225	517,625
Proceeds from maturities of debt securities available-for-sale	1,919,544	44,713,713
Purchases of securities available-for-sale	(38,923,568)	(66,942,352)
Purchases of Federal Home Loan Bank Stock	(1,454,500)	—
Loan originations and principal collections, net	(20,325,797)	(5,064,921)

Net cash used in investing activities	(39,470,616)	(27,129,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(13,581,155)	(11,652,842)
Net (decrease) increase in repurchase agreements	(4,872,690)	1,327,204
Increase in advances from Federal Home Loan Bank	26,000,000	—
Dividends paid	(456,703)	(351,810)
Proceeds from Capital Trust Issuance	20,620,000	—
Proceeds from exercise of stock options	882,258	81,375

Net cash provided by (used in) financing activities	28,591,710	(10,596,073)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,394,829)	(37,380,058)
CASH AND CASH EQUIVALENTS, beginning of period	18,526,015	53,387,195

CASH AND CASH EQUIVALENTS, end of period	$10,131,186	$16,007,137

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	March 31, 2004	March 31, 2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$851,328	$1,257,228
Interest on advances and other borrowed money	528,916	407,298

Total interest paid	$1,380,244	$1,664,526

Income taxes, net	$130,000	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Transfer from investments in real estate to premises and equipment	—	100,446

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2003.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I, NHTB Capital Trust II, NHTB Capital Trust III and Lake Sunapee Bank, fsb, and the Bank’s subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

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

Note D – Stock-based Compensation

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,653,929	$1,236,765
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net income	$1,653,929	$1,236,765

Earnings per share:
Basic – as reported	$0.81	$0.63
Basic – pro forma	$0.81	$0.63
Diluted – as reported	$0.78	$0.62
Diluted – pro forma	$0.78	$0.62

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three months ended March 31:

	2004	2003
Service cost	$92,277	$78,508
Interest cost	71,922	61,190
Expected return on plan assets	(84,931)	(72,258)
Amortization of prior service cost	2,762	2,350
Amortization of unrecognized net loss	27,632	23,509

Net periodic benefit cost	$109,662	$93,299

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the Bank expected pension plan contributions to be $500,000 in 2004. During the first quarter 2004, there were no actual cash contributions to the pension plan.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2 Management’s Discussion and Analysis

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured through the Savings Association Insurance Fund (“SAIF”). The Bank is regulated by the Office of Thrift Supervision (“OTS”).

The Company’s profitability is derived primarily the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of March 31, 2004, the Company had $23,365,890 available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.90 per share and pay its capital securities interest payments. Also, the Company could elect to redeem the 9.25% Trust Preferred Security in the amount of approximately $16,400,000, upon its redemption date of September 29, 2004.

Overview

•	Earnings were fueled by record low interest rates.

•	Total assets stood at $559,662,115 at March 31, 2004…an increase of $33,415,884, or 6.35%, from December 31, 2003.

•	The Company earned $1,653,929 or $.78 per common share, assuming dilution, for the quarter ended March 31, 2004, compared to $1,236,765, or $.62 per common share, assuming dilution, for the same period in 2003.

•	The increase in earnings for the year was driven by an increase in net interest income due to the continuing low interest rate environment and an increase in gains on the sales of investment securities.

•	The low interest rate environment in 2003 carried over to 2004, continuing to create a high demand for fixed rate mortgage loans.

•	Since the Bank sells fixed rate loans to the secondary market, the Bank’s servicing portfolio increased from $265.2 million at March 31, 2003 to $286.8 million at March 31, 2004, an increase of $21.6 million, or 8.14%.

•	The Bank’s interest rate spread remained steady at 3.83%, compared to 3.84% at March 31, 2003.

•	The Company issued two trust preferred securities each in the amount of $10 million for general corporate purposes, which may include the redemption of the existing trust preferred security.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 13-16 of this report.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2004, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On August 12, 1999, NHTB Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (“Debentures I”) of the Company. Debentures I are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of Debentures I to the Bank as Tier I Capital to support the acquisition of the three branches of the New London Trust Company (“NLTC”). Total expenses associated with the offering, approximating $900,000, are included in other assets and are being amortized on a straight-line basis over the life of Debentures I.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Capital Securities I accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities I, but only to the extent that Trust I has funds necessary to make these payments.

Capital Securities I are mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures I, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company contributed $10.0 million from the sale of Debentures II to the Bank as Tier I Capital. The Company intends to use the proceeds for general corporate purposes, which may include the redemption of the securities issued by Trust I, which are callable on September 29, 2004. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly at an annual rate of 6.06% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 3.90%, Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 3.90% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of the Trust. The Company contributed $10.0 million from the sale of Debentures III to the Bank as Tier I Capital. The Company intends to use the proceeds for general corporate purposes, which may include the redemption of the securities issued by Trust I, which are callable on September 29, 2004. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 3.90% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2004, the Bank realized $36,882 in an undistributed gain, compared to an undistributed gain of $25,000 for the same period in 2003. The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-months ended March 31, 2004, the Bank generated commissions in the amount of $49,837, compared to $31,102, for the same period in 2003.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

During the first three months of 2004, total assets increased by $33,415,884, or 6.35%, from $526,246,231 to $559,662,115. Cash and cash equivalents decreased $8,394,829 from December 31, 2003, as the Bank funded new loans, moved funds into investment securities, and covered a decrease in the amount of $18,453,845 in deposits and repurchase agreements.

Total net loans (including loans held-for-sale) increased $21,104,715 or 6.11% from $345,442,255 to $366,546,970. During the first three months of 2004, the Bank originated $66.3 million in loans, compared to $78.6 million in originated loans ending March 31, 2003. With interest rates continuing to hover at all time lows, many customers refinanced existing mortgage loans. As the Bank originates fixed rate loans, it sells much of this product to the secondary market, retaining the servicing. Selling fixed rate loans to the secondary market helps protect the Bank against interest rate risk and provides the Bank with a consistent fee income stream. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At March 31, 2004, the Bank had $286,825,447 in its servicing portfolio compared to $265,174,406 at March 31, 2003. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2004, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

As of March 31, 2004, securities available-for-sale increased by $18,707,691 to $139,717,443. During the first quarter of 2004, the Company invested the proceeds from the new issuance of the Preferred Securities (“TRUP”) in short-term commercial paper and used advances from the Federal Home Loan Bank (“FHLB”) to fund the increases in loans and investments. The Bank also took advantage of the low interest rate environment by using a portion of the borrowed funds from the FHLB to purchase intermediate-term Government bonds. Total advances from the FHLB stood at $48,000,000 at March 31,

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004, compared to $0 at March 31, 2003. The Bank purchased short-term commercial paper, which was purchased at intervals matching short-term liabilities. In addition, the Bank continued to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect against interest rate risk. The Bank purchases primarily U.S. Agency securities with maturities of less than six years. As the issues near maturity, the Bank sells and re-invests the proceeds in similar maturity instruments. The Bank’s net unrealized gain (after-tax) on its investment portfolio was $755,369 at March 31, 2004 compared to $73,974 at December 31, 2003. This change was the result of a slight decrease in interest rates, together with the increase in investment securities, which created an increase in the value of the Bank’s investment securities.

Real estate owned (“OREO”) and property acquired in settlement of loans remained at zero. There was no activity in the OREO account during the first quarter of 2004.

Deposits decreased by $13,581,155, or 3.17%, to $414,895,392 at March 31, 2004, from $428,476,547 at year-end. Non-interest bearing checking accounts decreased $5,797,847, or 18.53%. Savings and interest-bearing checking accounts decreased $6,078,838, or 2.13%. Time deposits decreased $1,704,470 or 1.53%. Seasonal activity accounted for a portion of the decrease in deposit accounts. A segment of the Bank’s customer base spends the winter months in warmer climate areas which typically has a negative impact upon the Bank’s commercial customers’ deposit balances. In addition, the Bank’s municipal and institutional accounts expend funds during the first quarter. These funds are replenished during the second and third quarters as municipalities and institutions move into their collection cycles.

Securities sold under agreement to repurchase decreased by $4,872,690, or 39.41% to $7,491,434 from $12,364,124, due to the seasonal nature of several commercial banking customers. Repurchase agreements are collateralized by the Bank’s government and agency investment securities.

The Bank had $48,000,000 in short-term advances from the FHLB as of March 31, 2004, an increase of $26,000,000 from December 31, 2003. The Bank used the proceeds from the FHLB advances to fund loan demand and the seasonal run-off of deposits.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. In determining the loss factors, the Bank considers historical losses, peer group comparisons, industry data, market conditions, and qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. No changes were made to the Bank’s procedures with respect to maintaining the allowance for loan losses as a result of any regulatory examinations.

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of March 31, 2004 the Bank had impaired loans with an aggregate outstanding balance of $50,526 with a specific allowance of $. At December 31, 2003 the balance of impaired loans was $777,632 with a specific allowance of $116,645. The decline comes from the reclassification of loans restructured in 2003. Those performing loans remained on accrual status and collection of all principal and interest is expected.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at March 31, 2004 was $3,923,876 compared to $3,898,650 at December 31, 2003. As of March 31, 2004, the allowance included $3,916,236 in general reserves compared to $3,891,010 at year-end 2003. The total allowance represented 1.07% of total loans at March 31, 2004 versus 1.12% at December 31, 2003. The total allowance was 1,251% of non-performing loans on March 31, 2004 compared to 337% at year-end 2003. During the first three months of 2004, the Bank had net recoveries of $227 compared to net charge-offs of $23,875 during the first three months of 2003.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31, 2004	For the year ended December 31,
		2003	2002	2001	2000	1999
Balance, beginning of period	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068
Charged-off loans	—	(86,642)	(687,899)	(201,456)	(214,850)	(369,463)
Recoveries	227	9,588	38,222	83,987	267,141	31,284
Balance from acquisition	—	—	—	—	—	1,421,674
Provision charged to income	24,999	99,996	120,000	90,000	60,000	120,000

Balance, end of period	$3,923,876	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2004, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Total classified loans were $3,168,088 on March 31, 2004 compared to $4,046,955 at December 31, 2003. The bank had no OREO at March 31, 2004 or December 31, 2003. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At March 31, 2004 the aggregate balance of impaired loans was $50,526 compared to $777,632 on December 31, 2003. Loans over 90 days past due as of March 31, 2004 and December 31, 2003 were $263,188 and $1,157,957, respectively. At March 31, 2004, loans 30 to 89 days past due were $3,259,190 compared to $3,397,736 at December 31, 2003. Non-performing loans declined because of the reduction in the aggregate balance of loans over 90 days

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

past due. The decline in the over 90 days past due category was primarily due to the repayment of one residential mortgage loan when the property sale was completed in the first quarter of 2004. That transaction did not impact the allowance for loan losses. Loans over 90 days past due are classified, so the repayment of that loan contributed to the reduction of classified loans.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2004		December 31, 2003
90 day delinquent loans (1)	$263	0.05%	$1,158	0.22%
Nonaccrual impaired loans	51	0.01%	51	0.01%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing loans	$314	0.06%	$1,209	0.23%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At December 31, 2003, $726,698 of impaired loans, not included above, were on accrual status and performing.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2004		December 31, 2003
Real estate loans-
Conventional	$2,520	78%	$2,514	78%
Construction	255	4%	251	4%
Collateral and consumer	116	13%	114	13%
Commercial and municipal	1,025	5%	1,012	5%
Impaired Loans	8	—	8	—

Total valuation allowance	$3,924	100%	$3,899	100%

Total valuation allowance as percentage of total loans	1.07%		1.12%

The amount of the valuation allowance increased due to the provisions and there were no loan charge-offs during the three-month period ending March 31, 2004. The allowance as a percentage of total loans declined due to the increase in total loans. Internal adequacy tests showed the level of the allowance to be sufficient as of March 31, 2004. The specific valuation allowance represents an allowance that is specifically for the impaired loans. That allowance remained relatively unchanged from December 31, 2003.

The Bank believes the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

Net income for the three months ended March 31, 2004 was $1,653,929 or $.78 per common share (assuming dilution), compared to $1,236,765, or $.62 per common share (assuming dilution), for the same period in 2003, an increase of $417,164 or 33.73%.

The increase in earnings for the first quarter was driven by the continued low interest rate environment. Total interest income for the three months ended March 31, 2004 increased by $701,834, or 13.19%, to $6,021,021 at March 31, 2004 from $5,319,187 for the same period in 2003. Interest on loans increased $58,731, or 1.26%, for the three-month period ended March 31, 2004. Interest on investments increased $643,103, or 99.83% for the three-month period ended March 31, 2004, which reflects the Bank’s increase in investment securities from the 2003 first quarter. In all instances, the increase in the average balance of loans and investments more than offset the decline in interest rates.

For the three months ended March 31, 2004, total interest expense decreased by $274,274 or 16.73%, to $1,365,323 from $1,639,597 for the same period in 2003. Interest on deposits decreased $395,892, or 32.13%. The decrease in deposit interest was primarily attributable to the continuing low interest rate environment. Interest on advances and other borrowed money increased by $121,618, or 29.86%, to $528,916 due to the increase in the amount of $48,000,000 in FHLB advances, which carry an average weighted rate of 1.14%.

The provision for loan losses totaled $24,999 for the three months ended March 31, 2004 and $24,999 for the three months ended March 31, 2003. The total allowance for loan losses represented 1.07% of total loans at March 31, 2004 compared to 1.20% at March 31, 2003. The lower percentage is a result of loan portfolio growth. The allowance for loan losses was $3,923,876 on March 31, 2004 compared to $3,876,832 on March 31, 2003. The increase is attributable to provisions and recoveries exceeding charge-offs. There were no loan charge-offs during the three-month period ended March 31, 2004. The allowance was 1,251% of non-performing assets on March 31, 2004 compared to 969% on March 31, 2003.

For the three months ended March 31, 2004, total noninterest income decreased by $51,988 or 4.00%, from $1,299,510 in 2003 to $1,247,522 for the same period in 2004. The change was primarily a result of a $540,970 decrease in net gain on the sales of loans. During the first quarter of 2003, the Bank benefited from the high volume of re-financed mortgage loans which were then sold in the secondary market. Net gains on the sales of loans originated for sale totaled $210,552, for the three months ended March 31, 2004, compared to $751,522, for the three months ended March 31, 2003. During the first quarter of 2004, the Bank’s mortgage servicing portfolio, due to the continuing low interest rate environment and customers’ appetite for refinancing, caused the Bank to increase its impairment account in the amount of $13,599, compared to a recapture in the amount of $43,558 for the period ending March 31, 2003, a change of $57,157. Customer service fees increased $71,156, or 17.60%, to $475,526, as fees from overdrafts and ATM surcharges increased. Brokerage service income increased $18,735 to $49,837, or 60.24%, due to commissions generated from improving sales. During the first quarter ended March 31, 2003, equity markets began a mild recovery and customers moved funds into the debt and equity markets. The decline in mortgage banking activities, due to slowing down of refinanced mortgages, was partly offset by net gain on sale of securities as the Bank sold several Government agency bonds and realized gains in the amount of $362,162, compared to losses of $29,097 for the same period in 2003.

Total operating expenses increased $201,722, or 6.69%, to $3,216,540 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Salaries and benefits increased $170,087, or 11.51%. The majority of the change in salaries and benefits was due to normal salary

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases, higher incentive payments, costs related to the Bank’s group health plans, and the recognition of deferred expenses associated with the origination of mortgage loans. The increase in salaries and employee benefits was partially offset by a decrease in amortization of mortgage service rights in the amount of $82,530. Outside services increased in the amount of $34,918, or 20.70%, due to the employment of financial advisors for the Bank’s asset-liability and investment management. Other expenses increased by $74,545, or 12.82%, primarily due to expenses associated with the Bank’s data processing services and an increase in the Bank’s mortgage servicing portfolio impairment reserve.

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

The Bank’s Board of Directors has established an Asset/Liability Committee (“ALCO”) to review its asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

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

The Bank’s one-year gap at March 31, 2004, was negative 4%, compared to the December 31, 2003 gap of negative 7%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of approximately negative four percent at March 31, 2004, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. The OTS produces the data quarterly using its own model and data submitted by the Bank. In addition, the Bank employs outside consultants in an effort to measure and monitor interest rate risk.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market rates on the Bank’s net interest income and will likely differ from actual results.

The following table sets forth the Bank’s NPV as of December 31, 2003 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	57,213	-13,094	-19%	10.77%	-214 bp
+200 bp	62,770	-7,537	-11%	11.69%	-122 bp
+100 bp	67,540	-2,766	-4%	12.46%	-44 bp
0 bp	70,307	—	—	12.90%	—
-100 bp	71,098	791	+1%	13.02%	+12 bp

For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal paydowns from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2004, the Bank had approximately $100,000,000 in borrowing capacity from the FHLB.

At March 31, 2004, the Company’s shareholders’ equity totaled $41,885,475, or 7.48% of total assets, compared to $39,124,596, or 7.43% of total assets at year-end 2003. The Company’s Tier I core capital was 7.48% at March 31, 2004 compared to 7.56% at year-end 2003. The increase in shareholders’ equity of $2,760,879 reflects net income of $1,653,929, the payment of $456,703 in common stock dividends, proceeds of $882,258 from the exercise of stock options and the change of $681,395 in accumulated other comprehensive income. The change in other comprehensive income reflects a slight decrease in interest rates during the first quarter of 2004 and the corresponding rise in investment security market values. On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2004, 59,500 shares of common stock had been repurchased. During the first quarter of 2004, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of March 31, 2004, the Company had $23,365,890 available, which it plans to use to continue its annual dividend payout of $.90 per share and pay the interest on its capital securities interest. Also, the Company could elect to redeem the 9.25% Trust Preferred Securities issued by Trust I in the amount of approximately $16,400,000, upon its redemption date of September 29, 2004. The interest and dividend payments are approximately $4.5 million per year. The Company’s obligations increased with the issuance of the two Trust Preferred Securities in the amount of $20,000,000. If the Company elects to redeem the 9.25% Trust Preferred Securities issued by Trust I on September 29, 2004, the required annual cash payments would decrease by $1.5 million. The Bank pays dividends to the Company as its sole

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2004, net cash provided by operating activities was $2,484,077, versus $345,352 for the same period in 2003. A net change of $2,787,002 in accrued expenses and other liabilities was responsible for most of the increase. Net cash used in investing activities amounted to $39,470,616 for the three months ended March 31, 2004, compared to net cash used in investing activities of $27,129,337 for the same period in 2003, a change of $12,341,279. Proceeds generated from the sale of debt securities in the amount of $19,787,225 were used to fund loans and purchase investment securities. For the three months ended March 31, 2004, net cash flows provided by financing activities amounted to $28,591,710 compared to $10,596,073 of cash flows used in financing activities for the same period in 2003. Proceeds generated from the issuance of the Trust Preferred securities in the amount of $20,620,000 and advances from the FHLB in the amount of $26,000,000 were used to cover a net decrease in deposits in the amount of $13,581,155 and a net decrease in repurchase agreements in the amount of $4,872,690. The balance of the proceeds was used to fund loan demand.

The Bank expects to be able to fund loan demand and other investing during 2004 by continuing to use funds provided from customer deposits and the FHLB’s advance program. At March 31, 2004, the Bank had approximately $45,000,000 in loan commitments. Of these commitments, approximately $25,000,000 were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2004, the Bank’s ratios were 7.48%, 7.48%, and 11.51%, respectively, well in excess of the regulators’ requirements.

Book value per share was $20.31 at March 31, 2004, versus $17.76 per share at March 31, 2003.

Off Balance Arrangements

The Company does not have any off-balance arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2004 through January 31, 2004	0	0	0	64,500(1)

February 1, 2004 through February 29, 2004	0	0	0	64,500

March 1, 2004 through March 31, 2004	0	0	0	64,500

Total	0	0	0	64,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 124,000 shares is complete.

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

     A.) Exhibits:

11.0 Computation of per share earnings

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act

     B.) Reports on Form 8-K:

On April 15, 2004, the Company filed a current report on Form 8-K announcing earnings for the quarter ended March 31, 2004.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date:	May 14, 2004	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President and Chief Executive Officer

Date:	May 14, 2004	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)