Form 10-Q
period 2004-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2004-08-13
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of July 5, 2004 was 2,081,033.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$14,855,686	$12,107,645
Federal Home Loan Bank overnight deposit	3,300,000	6,418,370

Cash and cash equivalents	18,155,686	18,526,015
Securities available-for-sale	146,962,377	121,009,752
Securities held-to-maturity	3,000,334	3,001,145
Federal Home Loan Bank Stock	4,248,400	2,167,800
Loans held-for-sale	622,950	869,540
Loans receivable, net	395,127,472	344,572,715
Accrued interest receivable	2,155,971	1,941,059
Bank premises and equipment, net	9,540,123	9,305,828
Investments in real estate	518,474	524,925
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,192,494	3,124,955
Other assets	9,240,933	9,062,481

Total assets	$604,905,230	$526,246,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$32,143,390	$31,296,606
Savings and interest-bearing checking accounts	293,714,987	285,802,014
Time deposits	106,015,126	111,377,927

Total deposits	431,873,503	428,476,547
Securities sold under agreements to repurchase	17,608,412	12,364,124
Advances from Federal Home Loan Bank	70,000,000	22,000,000
Guaranteed preferred beneficial interest in junior subordinated debentures	16,400,000	16,400,000
Subordinated debentures	20,620,000	—
Accrued expenses and other liabilities	7,416,677	7,880,964

Total liabilities	563,918,592	487,121,635

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,609,651 shares issued and 2,075,433 shares outstanding at June 30, 2004, and 2,542,908 shares issued and 2,008,690 shares outstanding at December 31, 2003	26,096	25,429
Paid-in capital	20,716,274	19,510,646
Retained earnings	26,414,156	24,404,156
Accumulated other comprehensive income	(1,280,279)	73,974

	45,876,247	44,014,205

Treasury stock, at cost, 534,218 shares as of June 30, 2004 and 534,218 shares as of December 31, 2003	(4,889,609)	(4,889,609)

Total shareholders’ equity	40,986,638	39,124,596

Total liabilities and shareholders’ equity	$604,905,230	$526,246,231

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$4,943,803	$4,354,165	$9,677,554	$9,029,185
Interest and dividends on investments	1,278,049	945,564	2,565,319	1,589,731

Total interest income	6,221,852	5,299,729	12,242,873	10,618,916

Interest expense
Interest on deposits	801,554	997,156	1,637,961	2,229,455
Interest on advances and other borrowed money	880,372	401,338	1,409,288	808,636

Total interest expense	1,681,926	1,398,494	3,047,249	3,038,091

Net interest income	4,539,926	3,901,235	9,195,624	7,580,825

Provision for loan losses	24,999	24,999	49,998	49,998

Net interest income after provision for loan losses	4,514,927	3,876,236	9,145,626	7,530,827

Noninterest income
Customer service fees	492,524	488,978	968,050	893,348
Net gain on sales of securities	11,248	252,392	373,410	223,295
Net gain on sales of loans originated for sale	159,617	919,837	370,169	1,671,359
Rental income	117,408	113,997	229,971	230,610
Undistributed gain in CHC	30,657	41,667	67,539	66,667
Brokerage service income	60,274	13,714	110,111	44,816

Total noninterest income	871,728	1,830,585	2,119,250	3,130,095

Noninterest expenses
Salaries and employee benefits	1,565,085	1,458,384	3,212,316	2,935,528
Occupancy expenses	573,731	543,624	1,151,416	1,126,577
Advertising and promotion	72,302	78,728	136,686	132,432
Depositors’ insurance	16,357	17,306	32,923	34,582
Outside services	201,263	188,582	404,848	357,249
Amortization of mortgage servicing rights in excess of mortgage servicing income	87,992	177,245	139,277	311,060
Other expenses	786,117	869,594	1,441,921	1,450,853

Total noninterest expenses	3,302,847	3,333,463	6,519,387	6,348,281

Income before provision for income taxes	2,083,808	2,373,358	4,745,489	4,312,641

Provision for income taxes	804,737	899,386	1,812,489	1,601,904

Net income	$1,279,071	$1,473,972	$2,933,000	$2,710,737

Comprehensive net income (loss)	$(756,577)	$2,032,791	$1,578,747	$3,401,144

Earnings per common share, basic	$0.62	$0.75	$1.42	$1.38

Number of Shares, basic	2,072,583	1,965,742	2,058,975	1,965,742
Earnings per common share, assuming dilution	$0.60	$0.74	$1.38	$1.36

Number of Shares, assuming dilution	2,129,792	1,996,762	2,124,421	1,996,762
Dividends declared per common share	$0.23	$0.18	$0.45	$0.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,933,000	$2,710,737
Depreciation and amortization	602,446	370,151
Net decrease in mortgage servicing rights	37,537	658,217
Net decrease in loans held-for-sale	246,590	805,369
Net gain on sales of securities	(373,410)	(223,295)
Provision for loan losses	49,998	49,998
Increase (decrease) in accrued interest receivable and other assets	(430,901)	161,109
Realized gain in Charter Holding Corp.	(67,539)	(66,667)
Change in deferred loan origination fees and cost, net	252,238	(2,334)
Increase in accrued expenses and other liabilities	423,973	64,149

Net cash provided by operating activities	3,673,932	4,527,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(830,290)	(354,917)
Proceeds from sales of debt securities available-for-sale	28,173,764	23,236,694
Proceeds from maturities of debt securities available-for-sale	9,011,392	88,650,800
Purchases of securities available-for-sale	(65,006,073)	(135,781,064)
(Purchases) redemption of Federal Home Loan Bank Stock	(2,080,600)	203,600
Loan originations and principal collections, net	(50,856,993)	(7,249,478)

Net cash used in investing activities	(81,588,800)	(31,294,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,396,956	(3,530,371)
Net increase (decrease) increase in repurchase agreements	5,244,288	(738,618)
Increase in advances from Federal Home Loan Bank	48,000,000	—
Dividends paid	(923,000)	(705,214)
Proceeds from Capital Trust Issuance	20,620,000	—
Proceeds from exercise of stock options	1,206,295	284,937

Net cash provided by (used in) financing activities	77,544,539	(4,689,266)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(370,329)	(31,456,197)

CASH AND CASH EQUIVALENTS, beginning of period	18,526,015	53,387,195

CASH AND CASH EQUIVALENTS, end of period	$18,155,686	$21,930,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	June 30, 2004	June 30, 2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,704,004	$2,255,716
Interest on advances and other borrowed money	1,409,288	808,636

Total interest paid	$3,113,292	$3,064,352

Income taxes, net	$1,030,350	$782,500

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Transfer from investments in real estate to premises and equipment	—	100,446

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2003.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I, NHTB Capital Trust II, NHTB Capital Trust III and Lake Sunapee Bank, fsb (“the Bank”), and the Bank’s subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

Note C - Impact of New Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

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

Note D – Stock-based Compensation

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,279,071	$1,473,972	$2,933,000	$2,710,737
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	10

Pro forma net income	$1,279,071	$1,473,972	$2,933,000	$2,710,737

Earnings per share:
Basic – as reported	$0.62	$0.75	$1.42	$1.38
Basic – pro forma	$0.62	$0.75	$1.42	$1.38
Diluted – as reported	$0.60	$0.74	$1.38	$1.36
Diluted – pro forma	$0.60	$0.74	$1.38	$1.36

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$92,277	$78,508	$184,554	$157,016
Interest cost	71,922	61,190	143,844	122,380
Expected return on plan assets	(84,931)	(72,258)	(169,862)	(144,516)
Amortization of prior service cost	2,762	2,350	5,524	4,700
Amortization of unrecognized net loss	27,632	23,509	55,264	47,018

Net periodic benefit cost	$109,662	$93,299	$219,324	$186,598

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the Bank expected pension plan contributions to be $500,000 in 2004. During the second quarter 2004, $200,000 was contributed to the pension plan.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2004, the Company had $22,966,979 in cash available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.90 per share and pay its capital securities interest payments. Also, the Company has elected to redeem the 9.25% Trust Preferred Securities issued by Trust I in the amount of approximately $16,400,000, upon its redemption date of September 29, 2004.

Overview

•	Total assets stood at $604,905,230 at June 30, 2004, an increase of $78,658,999, or 14.95%, from $526,246,231 at December 31, 2003.

•	Total net loans (including loans held-for-sale) increased $50,308,167, or 14.56% to $395,750,422 at June 30, 2004 from $345,442,255 at December 31, 2003.

•	The Company earned $1,279,071, or $.60 per common share, assuming dilution, for the quarter ended June 30, 2004, compared to $1,473,972, or $.74 per common share, assuming dilution, for the same period in 2003.

•	Due a slowing down of the “refi-boom”, the Bank’s total of loans sold to the secondary market decreased to $38,234,068 for the six months ended June 30, 2004, compared to $93,476,761 for the same period last year.

•	Since the Bank sells fixed rate loans to the secondary market, the Bank’s servicing portfolio increased to $290,543,920 at June 30, 2004 from $280,113,525 at June 30, 2003, an increase of $10,430,395, or 3.72%.

•	The Bank’s interest rate spread remained steady at 3.56% as of June 30, 2004, compared to 3.44% as of December 31, 2003.

•	The Company issued two trust preferred securities each in the amount of $10 million for general corporate purposes, which may include the redemption of an existing trust preferred security.

Forward-looking Statements

The preceding and following discussion may contain certain forward-looking statements, which are based on management’s current expectations regarding economic, legislative, and regulatory issues that may impact the Company’s earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions; changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services. In particular, these issues may impact management’s estimates used in evaluating market risk and interest rate risk in its GAP and Net Portfolio Value (NPV) tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion. The Company disclaims any obligation to subsequently revise or update any forward-looking statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2004 there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On August 12, 1999, NHTB Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities (Capital Securities I”). Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (“Debentures I”) of the Company. Debentures I are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of Debentures I to the Bank as Tier I Capital to support the acquisition of the three branches of the New London Trust Company (“NLTC”). Total expenses associated with the offering, approximating $900,000, are included in other assets and are being amortized on a straight-line basis over the life of Debentures I.

Capital Securities I accrue and pay distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities I, but only to the extent that Trust I has funds necessary to make these payments. The Company

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

has announced that it will redeem Debentures I on September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Capital Securities I are mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company has announced that it will redeem Debentures I or September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company intends to use the proceeds for general corporate purposes, which may include the redemption of the securities issued by Trust I, which are callable on September 30, 2004. Total expenses associated with the offering, approximating $150,000, are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly at an annual rate of 6.06% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 3.90% Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 3.90% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company intends to use the proceeds for general corporate purposes, which may include the redemption of the securities issued by Trust I, which are callable on September 30, 2004. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and the other two banks each own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the six-month and three-month periods ended June 30, 2004, the Bank realized $67,539 and $30,657, respectively, in an undistributed gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the six-month and three-month periods ended June 30, 2004, the Bank generated commissions in the amount of $110,111 and $60,274, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

During the first six months of 2004, total assets increased by $78,658,999, or 14.95%, from $526,246,231 to $604,905,230.

Total net loans (including loans held-for-sale) increased $50,308,167, or 14.56%, from $345,442,255 at December 31, 2003 to $395,750,422 at June 30, 2004. During the first six months of 2004, the Bank originated $160,649,649 million in loans, compared to $181,555,604 for the same period in 2003. During the first six months of 2003, interest rates remained near historically low levels and many customers re-financed higher yielding mortgage loans. Many of these re-financed loans were originated on fixed rate terms, which the Bank sells into the secondary market, retaining the servicing. During the first six months of 2004, interest rates increased slightly which decreased the demand for fixed rate mortgage loans. Total loans sold into the secondary market decreased to $38,234,068 for the six months ended June 30, 2004, compared to $93,476,761 for the same period in 2003. Customers opted for adjustable rate mortgage loans, which the Bank retains in its portfolio, which accounts for the total increase in total net loans. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At June 30, 2004, the Bank had $290,543,920 in its servicing portfolio compared to $280,113,525 at June 30, 2003. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2004, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

As of June 30, 2004, securities available-for-sale increased by $25,952,625, or 21.45%, to $146,962,377. During the first six months of 2004, the Company invested the proceeds from the new issuance of the two Trust Preferred Securities in short-term commercial paper and used advances from the Federal Home Loan Bank (“FHLB”) to fund the increases in loans and investments. The Bank also took advantage of the low interest rate environment by using a portion of the borrowed funds from the FHLB to purchase intermediate-term Government bonds. Total advances from the FHLB stood at $70,000,000 at June 30, 2004, compared to $22,000,000 at December 31, 2003. The Bank purchased short-term commercial paper, which was purchased at intervals matching short-term liabilities. In addition, the Bank continued to build an agency portfolio with issues maturing at regular intervals. This portfolio was created in an effort to protect against interest rate risk. The Bank purchases primarily U.S. Agency securities with maturities of less than six years. As the issues near maturity, the Bank sells and re-invests the proceeds in similar maturity instruments. The Bank’s net unrealized loss (after-tax) on its investment portfolio was $1,280,279 at June 30, 2004 compared to a net unrealized gain of $73,974 at December 31, 2003. This change was the result of an increase in interest rates, together with the increase in investment securities, which created a decrease in the value of the Bank’s investment securities. Management feels that this unrealized loss is temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first six months of 2004.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first six months of 2004, deposits increased by $3,396,956, or .79%, to $431,873,503 from $428,476,547 at December 31, 2003. Non-interest bearing checking accounts increased $846,784, or 2.71%, from December 31, 2003. Savings and interest-bearing checking accounts increased $7,912,973, or 2.77%. Time deposits decreased $5,362,801, or 4.81%. The slight increase in deposits during the first six months is consistent with past years due to the seasonality of the Bank’s deposit mix. Several municipalities and educational institutions experience cash outflows prior to their July billing cycles, which occur during the Bank’s third quarter. In addition, a segment of the Bank’s customer base spends the winter months in warmer climate areas, which typically has a negative impact upon the Bank’s commercial customers’ deposit balances. As these customers return to spend the summer months in our market area, the Bank’s commercial customers’ deposit balances increase. Also, as summer tourism reaches its peak during the third quarter, the Bank’s deposit balances tend to increase.

Securities sold under agreement to repurchase increased by $5,244,288 to $17,608,412 during the first six months of 2004 from $12,364,124 at December 31, 2003. Several commercial customers experienced cash buildups during the first six months of 2004, which will be used during second half of 2004. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $70,000,000 in short-term advances from the FHLB at June 30, 2004, an increase of $48,000,000 from December 31, 2003. The Bank used the proceeds from the FHLB advances to fund loan demand and purchase several intermediate term investment securities.

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

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of June 30, 2004 the Bank had impaired loans with an aggregate outstanding balance of $50,114 with a specific allowance of $7,517. At December 31, 2003 the balance of impaired loans was $777,632 with a specific allowance of $7,640. The decline comes from the reclassification of loans restructured in 2003. Those performing loans remained on accrual status and collection of all principal and interest is expected.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at June 30, 2004 was $3,941,762 compared to $3,898,650 at December 31, 2003. As of June 30, 2004, the allowance included $3,934,245 in general reserves compared to $3,891,010 at year-

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

end 2003. The total allowance represented 1.00% of total loans at June 30, 2004 versus 1.12% at December 31, 2003. The total allowance was 1,152% of non-performing loans on June 30, 2004 compared to 337% at year-end 2003. During the first six months of 2004, the Bank had net charge-offs of $6,886 compared to net charge-offs of $65,963 during the first six months of 2003.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30, 2004	For the year ended December 31,
		2003	2002	2001	2000	1999
Balance, beginning of period	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068
Charged-off loans	(7,188)	(86,642)	(687,899)	(201,456)	(214,850)	(369,463)
Recoveries	302	9,588	38,222	83,987	267,141	31,284
Balance from acquisition	—	—	—	—	—	1,421,674
Provision charged to income	49,998	99,996	120,000	90,000	60,000	120,000

Balance, end of period	$3,941,762	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2004, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Total classified loans were $3,232,463 on June 30, 2004 compared to $4,046,955 at December 31, 2003. The Bank had no OREO at June 30, 2004 or December 31, 2003. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At June 30, 2004 the aggregate balance of impaired loans was $50,114 compared to $777,632 on December 31, 2003. Loans over 90 days past due as of June 30, 2004 and December 31, 2003 were $292,035 and $1,107,023, respectively. At June 30, 2004, loans 30 to 89 days past due were $2,133,355 compared to $3,397,736 at December 31, 2003. Non-performing loans declined because of the reduction in the aggregate balance of loans over 90 days past due. The decline in the over 90 days past due category was primarily due to the repayment of one residential mortgage loan when the property sold in the first quarter of 2004. That transaction did not impact the allowance for loan losses. Loans over 90 days past due are classified, so the repayment of that loan contributed to the reduction of classified loans.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2004		December 31, 2003
90 day delinquent loans (1)	$292	0.05%	$1,158	0.22%
Nonaccrual impaired loans (2)	51	0.01%	51	0.01%

Total non-performing loans	$343	0.06%	$1,209	0.23%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At December 31, 2003, $726,698 of impaired loans, not included above, was on accrual status and performing.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2004		December 31, 2003
Real estate loans-
Conventional	$2,525	77%	$2,514	78%
Construction	260	5%	251	4%
Collateral and consumer	110	13%	114	13%
Commercial and municipal	1,039	5%	1,012	5%
Impaired Loans	8	—	8	—

Total valuation allowance	$3,942	100%	$3,899	100%

Total valuation allowance as percentage of total loans	1.00%		1.12%

The amount of the valuation allowance increased due to the provisions exceeding the amount of charge-offs during the six-month period ending June 30, 2004. The allowance as a percentage of total loans declined due to the increase in total loans. Internal adequacy tests showed the level of the allowance to be sufficient as of June 30, 2004. The specific valuation allowance represents an allowance that is specifically for the impaired loans and it was unchanged from December 31, 2003.

The Bank believes the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2004 and June 30, 2003

Net income for the six months ended June 30, 2004 was $2,933,000, or $1.38 per common share (assuming dilution), compared to $2,710,737, or $1.36 per common share (assuming dilution), for the same period in 2003, an increase of $222,263, or 8.20%. Net income for the second quarter in 2004 was $1,279,071, or $0.60 per share (assuming dilution), as compared to $1,473,972, or $0.74 per share (assuming dilution), for the same period in 2003, a decrease of $194,901, or 13.22%. Two events account for the decrease in earnings for the second quarter of 2004:

1.	The net negative carrying costs caused by the issuance of trust preferred securities by Trust II and Trust III each in the amount of $10,000,000 accounted for a decrease of approximately $185,000 in net interest income. The Company completed the Trust II and Trust III transactions on March 30, 2004 in order to take advantage of favorable interest rates. The trust preferred securities issued by Trust II carries a five year fixed rate at 6.06% and The trust preferred securities issued by Trust III has a floating rate of 3.90%. As a result of the Company decision to call the existing Trust I on September 30, 2004, annualized interest expense savings in the amount of approximately $500,000 could be realized.

2.	The slow-down of mortgage loan re-financings caused the net gain on sales of loans originated for sale to decrease by $760,220 during the second quarter of 2004. This decrease was somewhat offset by an increase in net interest income of $638,691 during the second quarter.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income increased $1,614,799, or 21.30%, for the first six months of 2004 and $638,691, or 16.37%, for the second quarter ended June 30, 2004. The increases occurred due to the previously mentioned high volume of loans and investment securities.

Total interest income for the six months ended June 30, 2004 increased by $1,623,957, or 15.29%, to $12,242,873 from $10,618,916 for the same period in 2003. For the three months ended June 30, 2004, total interest income increased by $922,123, or 17.40%, to $6,221,852 from $5,299,729 for the same period in 2003. Interest and fees on loans increased $648,369, or 7.18%, and $589,638, or 13.54%, for the six and three month periods, respectively, due to the increase in the Bank’s loan portfolio. The Bank’s interest rate spread remained relatively flat at 3.56%, compared to 3.44% at December 31, 2003.

Interest and dividends on investment securities increased $975,588, or 61.37%, from $1,589,731 at June 30, 2003 to $2,565,319 for the same six-month period in 2004. For the second quarter ended June 30, 2004, interest and dividends on investment securities increased $332,485, or 35.16%, from $945,564 in 2003 to $1,278,049 for the same period in 2004. During the second quarter of 2004, the Bank used proceeds from FHLB advances to purchase approximately $40,000,000 in mortgage-backed securities. These purchases and a restructuring of the Bank’s investment portfolio during the fourth quarter of 2002, enabled the Bank to improve its investment income during the first six months of 2004.

For the six months ended June 30, 2004, total interest expense increased slightly by $9,158, or .30%, to $3,047,249 from $3,038,091 for the same period in 2003. For the three months ended June 30, 2004, total interest expense increased $283,432, or 20.27%, to $1,681,926 from $1,398,494 for the same period in 2003. For the six months and three months ended June 30, 2003, interest on deposits decreased $591,494, or 26.53%, and $195,602, or 19.62%, respectively. The decreases were attributable to continued low cost of deposits in a stable, low interest rate environment. The Bank’s cost of deposit funds for the six months ended June 30, 2004 was .83% as compared to .90% for the same period of 2003.

For the six months ended June 30, 2004, interest on advances and other borrowed money, including the Debentures, increased $600,652 to $1,409,288 from $808,636, or 74.28% for the same period in 2003. For the second quarter of 2004, interest on advances and other borrowed money, including the Debentures, increased by $479,034, or 119.36%, to $880,372 from $401,338. During the first six months of 2004, the Bank’s borrowings from the FHLB increased to $70,000,000 compared to $0 at June 30, 2003 and the Company executed the above-mentioned Trust II and Trust III transactions each in the amount of $10,000,000 which accounted for the increases.

The provision for loan losses totaled $49,998 for the six months ended June 30, 2004 and $49,998 for the six months ended June 30, 2003. The total allowance for loan losses represented 1.00% of total loans at June 30, 2004 compared to 1.18% at June 30, 2003. The lower percentage is a result of the loan portfolio growth. The allowance for loan losses was $3,941,762 on June 30, 2004 compared to $3,859,743 on June 30, 2003. The increase is attributable to provisions and recoveries exceeding charge-offs. Net loan charge-offs during the first six months of 2004 were $6,886 compared to net charge-offs of $65,963 for the same period in 2003. The allowance was 1,152% of non-performing assets on June 30, 2004 compared to 236% on June 30, 2003. The improvement comes from a combination of the reduction in non-performing loans, from $1,654,000 on June 30, 2003 to $342,000 on June 30, 2004, and the $82,000 increase in the amount of the allowance over that twelve-month period.

For the six months ended June 30, 2004, total noninterest income decreased by $1,010,845, or 32.29%, from $3,130,095 in 2003 to $2,119,250 for the same period in 2004. The decrease in noninterest income for the six-month period was primarily a result of a $1,301,190, or 77.85%, decrease in net gains on the sales of loans originated for sale. The decrease in the net gains on the sales of loans was caused by a decrease in mortgage loan refinancings. During the six months period ended June 30, 2004, the Bank sold a total of $38,234,068 in loans into the secondary market, compared to $93,476,761 for the six months period ended June 30, 2003. The decrease for the first six months was slightly offset by an increase in the amount of $74,702, or 8.36%, in customer service fees, as fees from overdrafts and ATM surcharges increased. In addition, an increase of $150,115, or 67.23% in net gain on sales of securities helped offset the decrease in the gain on sold loans. The Bank sold several Government

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

agency bonds and realized gains in the amount of $362,162, compared to gains of $223,295 for the same period in 2003.

For the three months ended June 30, 2004, total noninterest income decreased by $958,857, or 52.38%, from $1,830,585 in 2003 to $871,728 for the same period in 2004. The change was primarily a result of a $760,220 decrease in the net gain on the sales of loans. During the second quarter of 2003, the Bank benefited from the high volume of re-financed mortgage loans which were then sold into the secondary market. Net gain on the sales of loans originated for sale totaled $159,617, for the three months ended June 30, 2004, compared to $919,837, for the three months ended June 30, 2003. In addition, net gain on the sales of securities decreased $241,144, or 95.54% to $11,248. Customer service fees increased $3,546, or .73%, to $492,524. Brokerage service income increased $45,560 to $60,274, or 339.51%, due to commissions on security transactions generated from the improving stock market. During the second quarter ended June 30, 2004, equity markets began a mild recovery and customers moved funds into the debt and equity markets.

Total noninterest expenses increased $171,106, or 2.70%, from $6,348,281 to $6,519,387, for the six months ended June 30, 2004. For the three months ended June 30, 2004 total noninterest expenses decreased slightly by $30,616, or .92%, from $3,333,463 to $3,302,847.

For the six-month period ended June 30, 2004:

•	Salaries and employee benefits increased by $276,788, or 9.43%, compared to the six months ended June 30, 2003. Gross salaries and benefits paid decreased $39,790, or .97%, from $4,085,011 at June 30, 2003, to $4,045,221 at June 30, 2004. This increase was attributed to lower commissions paid in the origination of loans, which helped to offset normal increases in the Bank’s Group Health Insurance and Pension plans. This increase was offset by the deferral of expenses associated with the origination of mortgage loans in the amount of $832,905 for the six months ended June 30, 2004, as compared to $1,149,486 for the same period in 2003. The deferral of expenses on originated loans decreased due to the decreased volume of loans.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $171,783, or 55.23% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses decreased in the amount of $8,932, or .62%.

For the three-month period ended June 30, 2004:

•	Salaries and employee benefits increased by $106,701, or 7.32%, compared to the three months ended June 30, 2003. Gross salaries and benefits paid decreased $63,314, or 3.00%, from $2,111,939 at June 30, 2003, to $2,048,625 at June 30, 2004. This decrease can be attributed to lower commissions paid in the origination of mortgage loans which helped to offset normal increases in the Bank’s Group Health Insurance and Pension plans. This decrease was offset by the recognition of deferred expenses in the amount of $483,540 for the three months ended June 30, 2004, as compared to $653,555, for the same period in 2003. The deferral of expenses on originated loans decreased due to the decreased volume of loans.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $89,253, or 50.36% due to a lower volume of loans sold into the secondary market.

•	Other expenses decreased in the amount of $83,477, or 9.60%, due primarily to a reversal in the amount of $36,459 to the mortgage servicing rights impairment. This impairment reversal was the result of the decreased volume of prepayments experienced in the Bank’s loan servicing portfolio, which created an increase in the valuation of mortgage servicing rights.

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

The Bank’s one-year gap at June 30, 2004, was negative 8%, compared to the December 31, 2003 gap of negative 7%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 8%, at June 30, 2004, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first six months of 2004 because of the Bank’s purchase of Mortgage Backed Securities (MBS). Although these securities carry up to a fifteen year final maturity, which tends to exacerbate an already negative gap, management feels projected three to five year run-off of these MBS somewhat mitigates any upward movement in interest rates. In an effort to maintain the gap, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the Bank’s NPV as of March 31, 2004 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

	Net Portfolio Value			NPV as % of PV Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	56,801	-18,414	-24%	10.08%	-288 bp
+200 bp	65,183	-10,031	-13%	11.41%	-155 bp
+100 bp	71,760	-3,454	-5%	12.43%	-53 bp
0 bp	75,214	—	—	12.96%	—
-100 bp	76,036	822	+1%	13.09%	+12 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal paydowns from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2004, the Bank had approximately $91,000,000 in additional borrowing capacity from the FHLB.

At June 30, 2004, the Company’s shareholders’ equity totaled $40,986,638, or 6.78% of total assets, compared to $39,124,596, or 7.43% of total assets at year-end 2003. The Company’s Tier I core capital was 7.01% at June 30, 2004 compared to 7.43% at year-end. The increase in shareholders’ equity of $1,862,042 reflects net income of $2,933,000, the payment of $923,000 in common stock dividends, proceeds of $1,206,295 for the exercise of stock options, and a decrease of $1,354,253 in accumulated other comprehensive income. The change in other comprehensive income reflects an increase in interest rates during the first six months of 2004 and the corresponding decrease in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2004, 59,500 shares of common stock had been repurchased. During the second quarter of 2004, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of June 30, 2004, the Company had $22,966,979 in cash available, which it plans to use to continue its annual dividend payout of $.90 per share and pay the interest on its capital securities interest. Also, the Company has elected to redeem the 9.25% Trust Preferred Securities issued by Trust I in the amount of approximately $16,400,000, upon its redemption date of September 30, 2004. The interest and dividend payments are approximately $4.5 million per year. The Company’s annual obligations increased by approximately $1,000,000 with the issuance of the two Trust Preferred Securities in the amount of $20,000,000. As a result of the Company’s decision to redeem the 9.25% Trust Preferred Securities issued by Trust I, the required annual cash payments will decrease by $1.5 million. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the six months ended June 30, 2004, net cash provided by operating activities was $3,673,932 versus $4,527,434 for the same period in 2003. A decrease in accrued expenses and other liabilities in the amount of $488,122 occurred because lower cash balances were created when the volume of loan prepayments slowed down as a result of lower refinancings. Also, a decrease in the amount of $620,680 in mortgage servicing rights contributed to the decrease in net cash provided. Net cash used in investing activities amounted to $81,588,800 for

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the six months ended June 30, 2004, compared to net cash used in investing activities of $31,294,365 for the same period in 2003, a change of $50,294,435. The proceeds from the sale and maturities of debt securities available-for-sale in the amount of $28,173,764 were re-invested in other securities available-for-sale and loan originations. For the six months ended June 30, 2004, net cash flows provided by financing activities amounted to $77,544,539 compared to net cash used in financing activities of $4,689,266 for the same period in 2003, a change of $82,233,805. During the six months ended June 30, 2004, the Bank used the proceeds in the amount of $48,000,000 from the FHLB and the proceeds in the amount of $20,620,000 from the Capital Trust issuances, as well as increases in deposits and repurchase agreements to fund security and loan purchases.

The Bank expects to be able to fund loan demand and other investing during 2004 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2004, the Bank’s ratios were 7.01%, 7.01%, and 10.57%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $19.75 at June 30, 2004, compared to $18.60 per share at June 30, 2003. The increase in paid-in capital, retained earnings, the accumulated other comprehensive income, and an increase in treasury stock accounted for the change in book value per share.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries are subject.

Item 2. Changes in Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2004 through April 30, 2004 (1)	0	0	0	64,500
May 1, 2004 through May 31, 2004	0	0	0	64,500
June 1, 2004 through June 30, 2004	0	0	0	64,500
Total	0	0	0	64,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 124,000 shares is complete.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

At the Annual Meeting of Shareholders held on May 13, 2004, the following was voted:

Directors of New Hampshire Thrift Bancshares were re-elected for terms of three years, each expiring at Annual Meeting 2007.

	For		Withheld
Peter R. Lovely	1,833,263		17,786
Stephen R. Theroux	1,834,408		16,641
Joseph B. Willey	1,836,963		14,086

The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors.

	For	Against	Withheld
	1,782,304	13,461	3,190

Approval of the New Hampshire Thrift Bancshares, Inc. 2004 Stock Option Incentive Plan

	For	Against	Withheld
	755,806	365,899	54,571

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A.)	Exhibits:

11.0	Computation of per share earnings
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

B.)	Reports on Form 8-K:

On April 15, 2004, the Company filed a current report on Form 8-K announcing earnings for the quarter ended March 31, 2004.

On July 15, 2004, the Company filed a current report on Form 8-K announcing earnings for the quarter ended June 30, 2004.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 13, 2004	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: August 13, 2004	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)