Form 10-Q
period 2004-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2004-11-12
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of November 10, 2004 was 2,082,840.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Income (unaudited) - For the Three Months Ended September 30, 2004 and 2003 and For the Nine Months Ended September 30, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2004 and 2003	3

	Notes To Condensed Consolidated Financial Statements (unaudited) -	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations -	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Common Shareholders	20

Item 5	Other Information	20

Item 6	Exhibits	20

	Signatures	21

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Cash and due from banks	$12,356,370	$12,107,645
Federal Home Loan Bank overnight deposit	4,650,000	6,418,370

Cash and cash equivalents	17,006,370	18,526,015
Securities available-for-sale	130,528,787	121,009,752
Securities held-to-maturity	1,000,000	3,001,145
Federal Home Loan Bank Stock	4,879,200	2,167,800
Loans held-for-sale	1,306,600	869,540
Loans receivable, net	405,226,123	344,572,715
Accrued interest receivable	2,222,984	1,941,059
Bank premises and equipment, net	9,592,062	9,305,828
Investments in real estate	515,248	524,925
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,244,696	3,124,955
Other assets	8,395,929	9,062,481

Total assets	$596,058,015	$526,246,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$31,342,368	$31,296,606
Savings and interest-bearing checking accounts	293,905,021	285,802,014
Time deposits	102,487,044	111,377,927

Total deposits	427,734,433	428,476,547
Securities sold under agreements to repurchase	10,080,161	12,364,124
Advances from Federal Home Loan Bank	85,000,000	22,000,000
Guaranteed preferred beneficial interest in junior subordinated debentures	—	16,400,000
Subordinated debentures	20,620,000	—
Accrued expenses and other liabilities	9,683,573	7,880,964

Total liabilities	553,118,167	487,121,635

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 2,617,058 shares issued and 2,082,840 shares outstanding at September 30, 2004, and 2,542,908 shares issued and 2,008,690 shares outstanding at December 31, 2003	26,171	25,429
Paid-in capital	20,888,328	19,510,646
Retained earnings	26,856,642	24,404,156
Accumulated other comprehensive income	58,316	73,974

	47,829,457	44,014,205
Treasury stock, at cost, 534,218 shares as of September 30, 2004 and December 31, 2003	(4,889,609)	(4,889,609)

Total shareholders’ equity	42,939,848	39,124,596

Total liabilities and shareholders’ equity	$596,058,015	$526,246,231

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2004 and 2003

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$5,152,449	$4,214,245	$14,830,003	$13,243,430
Interest and dividends on investments	1,386,079	941,877	3,951,398	2,531,608

Total interest income	6,538,528	5,156,122	18,781,401	15,775,038

Interest expense
Interest on deposits	782,655	929,468	2,420,616	3,158,923
Interest on advances and other borrowed money	1,062,630	413,353	2,489,659	1,237,057

Total interest expense	1,845,285	1,342,821	4,910,275	4,395,980

Net interest income	4,693,243	3,813,301	13,871,126	11,379,058

Provision for loan losses	24,999	24,999	74,997	74,997

Net interest income after provision for loan losses	4,668,244	3,788,302	13,796,129	11,304,061

Noninterest income
Customer service fees	500,987	523,823	1,469,037	1,417,171
Net gain on sales and calls of securities	—	4,392	373,410	227,687
Loss on sales of property acquired in settlement of loans	—	(3,618)	—	(3,618)
Net gain on sales of loans originated for sale	86,027	1,332,396	456,196	3,003,755
Rental income	120,787	114,684	350,758	345,294
Realized gain (loss) in Charter Holding Corp. (CHC)	52,202	(23,334)	119,741	43,333
Brokerage service income	45,095	33,060	155,206	77,876

Total noninterest income	805,098	1,981,403	2,924,348	5,111,498

Noninterest expenses
Salaries and employee benefits	1,618,617	1,211,674	4,830,933	4,147,202
Occupancy expenses	599,591	555,349	1,751,007	1,681,926
Advertising and promotion	78,830	63,245	215,406	195,677
Depositors’ insurance	16,030	16,532	48,953	51,114
Outside services	206,771	262,237	611,619	619,486
Amortization of mortgage servicing rights in excess of (less than) mortgage servicing income	(34,587)	239,032	104,690	550,091
Write-off of issuance cost due to prepayment	758,408	—	758,408	—
Other expenses	692,793	555,464	2,117,083	1,991,249

Total noninterest expenses	3,936,453	2,903,533	10,438,099	9,236,745

Income before provision for income taxes	1,536,889	2,866,172	6,282,378	7,178,814

Provision for income taxes	626,711	1,117,918	2,439,200	2,719,822

Net income	$910,178	$1,748,254	$3,843,178	$4,458,992

Comprehensive net income	$2,248,773	$1,238,994	$3,827,520	$4,640,138

Earnings per common share, basic	$0.44	$0.89	$1.86	$2.26

Number of Shares, basic	2,080,200	1,972,284	2,066,102	1,972,284
Earnings per common share, assuming dilution	$0.43	$0.87	$1.81	$2.22

Number of Shares, assuming dilution	2,130,005	2,012,272	2,128,063	2,012,272
Dividends declared per common share	$0.23	$0.18	$0.68	$0.54

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,843,178	$4,458,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	911,915	708,847
Amortization of securities, net	530,465	520,077
Net increase in mortgage servicing rights	(32,982)	(549,989)
Write-off of issuance cost due to prepayment	758,408	—
Net increase in loans held-for-sale	(437,060)	(484,918)
Net gain on sales and calls of securities	(373,410)	(227,687)
Provision for loan losses	74,997	74,997
Loss on sales of property acquired in settlement of loans	—	3,618
Increase in accrued interest receivable and other assets	(340,799)	(624,180)
Realized gain in CHC	(119,741)	(43,333)
Change in deferred loan origination fees and cost, net	303,609	110,291
Increase in accrued expenses and other liabilities	1,812,880	2,238,913

Net cash provided by operating activities	6,931,460	6,185,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,188,472)	(596,561)
Proceeds from sales of property acquired in settlement of loans	—	17,050
Proceeds from sales of debt securities available-for-sale	27,803,240	30,949,597
Proceeds from maturities of debt securities available-for-sale	24,284,121	135,985,297
Proceeds from maturities of debt securities held-to-maturity	2,000,000	—
Purchases of securities available-for-sale	(61,788,235)	(197,868,538)
(Purchases) redemption of Federal Home Loan Bank Stock	(2,711,400)	203,600
Loan originations and principal collections, net	(61,032,014)	(22,029,076)

Net cash used in investing activities	(72,632,760)	(53,338,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(742,114)	4,506,100
Net (decrease) increase in securities sold under agreements to repurchase	(2,283,963)	1,147,893
Proceeds from Federal Home Loan Bank advances, net	63,000,000	7,000,000
Dividends paid	(1,390,692)	(1,061,364)
Redemption of Capital Trust Preferred Securities I	(16,400,000)	—
Proceeds from Capital Trust Issuance	20,620,000	—
Proceeds from exercise of stock options	1,378,424	394,813

Net cash provided by financing activities	64,181,655	11,987,442

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,519,645)	(35,165,561)
CASH AND CASH EQUIVALENTS, beginning of period	18,526,015	53,387,195

CASH AND CASH EQUIVALENTS, end of period	$17,006,370	$18,221,634

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	September 30, 2004	September 30, 2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,559,514	$3,215,862
Interest on advances and other borrowed money	2,464,307	1,214,455

Total interest paid	$5,023,821	$4,430,317

Income taxes, net	$1,742,350	$1,696,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Transfer from investments in real estate to premises and equipment	$—	$100,446

The accompanying notes to consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2003.

The consolidated financial statements of New Hampshire Thrift Bancshares, Inc. include its wholly owned subsidiaries, NHTB Capital Trust I and Lake Sunapee Bank, fsb (“the Bank”), and the Bank’s subsidiaries Lake Sunapee Group, Inc., and Lake Sunapee Financial Services Corp. All significant intercompany balances have been eliminated.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

Note D – Stock-based Compensation

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all outstanding and unvested awards in each period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$910,178	$1,748,254	$3,843,178	$4,458,992
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0

Pro forma net income	$910,178	$1,748,254	$3,843,178	$4,458,992

Earnings per share:
Basic – as reported	$0.44	$0.89	$1.86	$2.26
Basic – pro forma	$0.44	$0.89	$1.86	$2.26
Diluted – as reported	$0.43	$0.87	$1.81	$2.22
Diluted – pro forma	$0.43	$0.87	$1.81	$2.22

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three-month and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$92,277	$78,508	$276,831	$235,524
Interest cost	71,922	61,190	215,766	183,570
Expected return on plan assets	(84,931)	(72,258)	(254,793)	(216,774)
Amortization of prior service cost	2,762	2,350	8,286	7,050
Amortization of unrecognized net loss	27,632	23,509	82,896	70,527

Net periodic benefit cost	$109,662	$93,299	$328,986	$279,897

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the Bank expected pension plan contributions to be $500,000 in 2004. During the third quarter 2004, $100,000 was contributed to the pension plan, and $300,000 was contributed during the nine months ended September 30, 2004.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of September 30, 2004, the Company had $5,887,161 in cash available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.90 per share and pay its capital securities interest payments.

Overview

•	Total assets stood at $596,058,015 at September 30, 2004, an increase of $69,811,784, or 13.27%, from December 31, 2003.

•	Total net loans increased $60,653,408, or 17.60% to $405,226,123 at September 30, 2004 from $344,572,715 at December 31, 2003

•	The Company earned $910,178 or $.43 per common share, assuming dilution, for the quarter ended September 30, 2004, compared to $1,748,254, or $.87 per common share, assuming dilution, for the same period in 2003. Earnings were negatively impacted by a pre-tax expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 Trust Preferred Securities.

•	The Bank’s total of loans sold to the secondary market decreased to $49,669,925 for the nine months ended September 30, 2004, compared to $154,255,809 for the same period last year due to a slowing of mortgage loan refinancings.

•	The Bank’s servicing portfolio increased to $292,261,069 at September 30, 2004 from $289,825,192 at December 31, 2003, an increase of $2,436,259 or 0.84%.

•	The Bank’s interest rate spread fell slightly to 3.34% as of September 30, 2004, compared to 3.44% as of December 31, 2003.

•	The Company issued two trust preferred securities each in the amount of $10 million, whose proceeds were used to redeem its existing trust preferred securities in the amount of $16,400,000.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2004 there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On August 12, 1999, NHTB Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (“Debentures I”) of the Company. Debentures I were the sole assets of Trust I. The Company contributed $15.0 million from the sale of Debentures I to the Bank as Tier I Capital to support the acquisition of the three branches of the New London Trust Company (“NLTC”). Total expenses associated with the offering, approximating $900,000, were included in other assets and were amortized on a straight-line basis over the life of Debentures I.

Trust I accrued and paid distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company had fully and unconditionally guaranteed all of the obligations of Trust I. The guaranty covered the quarterly distributions and payments on liquidation or redemption of Capital Securities I, but only to the extent that Trust I had funds necessary to make these payments.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Trsut I were mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company had the right to redeem Debentures I, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date. On September 30, 2004, the Company redeemed Capital Securities I in its entirety and incurred a one-time, non-recurring expense in the amount of $758,408 in unamortized expenses resulting from the origination of Capital Securities I.

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 3.90%, Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). On September 30, 2004, the interest rate on Trust III adjusted to 4.66%. Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 3.90% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of the Trust. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004, which were callable on September 30, 2004. The balance of the proceeds of Trust III are being used for general corporate purposes. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 4.66% of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investment services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the nine-month and six-month periods ended September 30, 2004, the Bank realized $119,741 and $52,202, respectively, in an undistributed gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine-month and three-month periods ended September 30, 2004, the Bank generated commissions in the amount of $155,206 and $45,095, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased by $69,811,784, or 13.27%, from $526,246,231 at December 31, 2003 to $596,058,015 at September 30, 2004.

Total net loans (including loans held-for-sale) increased $61,090,468 or 17.68% from $345,442,255 at December 31, 2003 to $406,532,723 at September 30, 2004. During the first nine months of 2004, the Bank originated $225,231,835 in total loans, compared to $317,386,830 for the same period in 2003. During the first nine months of 2004, interest rates rose off of their historically low levels which decreased the volume of refinanced mortgage loans. Total loans sold into the secondary market decreased to $49,669,925 for the nine months ended September 30, 2004, compared to $154,255,809 for the same period in 2003. Customers opted for adjustable rate mortgage loans, which the Bank retained in its portfolio, which accounts for the increase in total net loans. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with gains on sales and fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At September 30, 2004, the Bank had $292,261,069 in its servicing portfolio compared to $289,825,192 at December 31, 2003. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2004, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

As of September 30, 2004, investment securities increased by $10,229,290, or 8.11%, to $136,407,987, from $126,178,697 at December 31, 2003. During the first nine months of 2004, the Bank used advances from the Federal Home Loan Bank (“FHLB”) to fund the increases in loans and investments. The Bank also took advantage of the low interest rate environment by using a portion of the borrowed funds from the FHLB to purchase intermediate-term Government bonds. Total advances from the FHLB stood at $85,000,000 at September 30, 2004, compared to $22,000,000 at December 31, 2003. The Bank’s net unrealized gain (after-tax) on its available-for-sale securities was $58,316 at September 30, 2004 compared to a net unrealized gain of $73,974 at December 31, 2003.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first nine months of 2004.

During the first nine months of 2004, deposits decreased by $742,114, or 0.17%, to $427,734,433 from $428,476,547 at December 31, 2003. Non-interest bearing checking accounts increased $45,762, or 0.15%, from December 31, 2003. Savings and interest-bearing checking accounts increased $8,103,007, or 2.84%. Time deposits decreased $8,890,883, or 7.98%. The decrease in the bank’s time deposits continue a recent trend as customers were able to place maturing time deposits in higher yielding investment options found elsewhere. In lieu of cash from deposits, the Bank was able to fund loan demand with lower costing FHLB advances.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Securities sold under agreement to repurchase decreased by $2,283,963, or 18.47%, to $10,080,161 at September 30, 2004 from $12,364,124 at December 31, 2003. Several commercial customers experienced cash buildups during the first nine months of 2004, which were withdrawn and invested outside the Bank. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $85,000,000 in advances from the FHLB at September 30, 2004, an increase of $63,000,000 from December 31, 2003. The Bank used the proceeds from the FHLB advances to fund loan demand and purchase several intermediate term investment securities.

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

The allowance for loan losses consists of a specific allowance for identified problem loans and a general allowance to absorb losses inherent in the loan portfolio but not specifically identified. The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan’s observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of September 30, 2004 the Bank had impaired loans with an aggregate outstanding balance of $907,452 with a specific allowance of $7,411. At December 31, 2003, the balance of impaired loans was $777,632 with a specific allowance of $7,640. The increase in the aggregate balance comes from the addition of restructured loans while the slight decrease in the specific allowance results from the lower principal balance of a loan with a specific allocation. The restructured loans are performing, remained on accrual status, and collection of all principal and interest is expected. There is no specific allowance for the restructured loans.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at September 30, 2004 was $3,986,715 compared to $3,898,650 at December 31, 2003. As of September 30, 2004, the allowance included $3,979,304 in general reserves compared to $3,891,010 at year-end 2003. The total allowance represented 0.97% of total loans at September 30, 2004 versus 1.12% at December 31, 2003. The total allowance was 476% of non-performing loans on September 30, 2004 compared to 322% at year-end 2003. During the first nine months of 2004, the Bank had net recoveries of $13,068 compared to net charge-offs of $64,506 during the first nine months of 2003.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended Sept. 30, 2004	For the year ended December 31,
		2003	2002	2001	2000	1999
Balance, beginning of period	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563	$3,117,068
Charged-off loans/writedown of loans	(12,472)	(86,642)	(687,899)	(201,456)	(214,850)	(369,463)
Recoveries	25,540	9,588	38,222	83,987	267,141	31,284
Balance from acquisition	—	—	—	—	—	1,421,674
Provision charged to income	74,997	99,996	120,000	90,000	60,000	120,000

Balance, end of period	$3,986,715	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2004, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Total classified loans were $5,137,073 on September 30, 2004 compared to $4,046,955 at December 31, 2003. The Bank had no OREO at September 30, 2004 or December 31, 2003. Classified loans include non-performing loans and performing loans that have been adversely classified. Non-performing loans consist of impaired loans and loans over 90 days past due. At September 30, 2004 the aggregate balance of impaired loans was $907,452 compared to $777,632 on December 31, 2003. The impaired loan total included restructured loans of $858,048 on September 30, 2004 and $726,698 on December 31, 2003. Loans over 90 days past due as of September 30, 2004 and December 31, 2003 were $787,970 and $1,157,957, respectively. At September 30, 2004, loans 30 to 89 days past due were $1,978,998 compared to $3,397,736 at December 31, 2003. Non-performing loans declined because of the reduction in the aggregate balance of loans over 90 days past due. The decline in the over 90 days past due category was primarily due to the repayment of one residential mortgage loan when the property sold in the first quarter of 2004. That transaction did not impact the allowance for loan losses. The increase in classified loans comes from the downgrading of one commercial relationship that had been rated special mention.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	At Sept. 30, 2004		At December 31, 2003
90 day delinquent loans (1)	$788	0.13%	$1,158	0.22%
Nonaccrual impaired loans (2)	49	0.01%	51	0.01%

Total non-performing loans	$837	0.14%	$1,209	0.23%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At September 30, 2004 and December 31, 2003, $858,048 and $726,698 respectively, of impaired loans, not included above, were on accrual status and performing.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	Sept. 30, 2004		December 31, 2003
Real estate loans-
Conventional	$2,530	76%	$2,514	78%
Construction	265	5%	251	4%
Collateral and consumer	112	13%	114	13%
Commercial and municipal	1,073	6%	1,012	5%
Impaired Loans	7	—	8	—

Total valuation allowance	$3,987	100%	$3,899	100%

Total valuation allowance as percentage of total loans	0.97%		1.12%

The amount of the valuation allowance increased due to the provisions exceeding the amount of charge-offs during the nine-month period ended September 30, 2004. It also increased as a result of $25,000 in recoveries during the third quarter. The allowance as a percentage of total loans declined due to the increase in total loans. Internal adequacy tests showed the level of the allowance to be sufficient as of September 30, 2004. Based on internal analysis and historical trends, the Bank revised the adequacy test to move municipal loans from a five percent allocation category to a 25 basis point category. As a result, $245,000 was available for allocation to other categories where significant portfolio growth occurred.

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

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2004 and September 30, 2003

Net income for the nine months ended September 30, 2004 was $3,843,178, or $1.81 per common share (assuming dilution), compared to $4,458,992 or $2.22 per common share (assuming dilution), for the same period in 2003, a decrease of $615,814, or 13.81%. Net income for the third quarter in 2004 was $910,178, or $0.43 per share (assuming dilution), as compared to $1,748,254, or $0.87 per share (assuming dilution), for the same period in 2003, a decrease of $838,076 or 47.94%. The following three events largely account for the decrease in earnings for the nine and three months ended September 30, 2004:

1.	The net negative carrying costs caused by the issuance of Trust II and Trust III preferred securities each in the amount of $10,000,000 accounted for a decrease of approximately $370,000 and $185,000 in net interest income, for the nine and three months ended September 30, 2004, respectively. The Company completed the Trust II and Trust III transactions on March 30, 2004 in order to take advantage of favorable interest rates. Trust II carries a five year fixed rate at 6.06% and Trust III has a floating rate of 4.66%. On September 30, 2004, the Company used the proceeds from the issuance of Trusts II and III to redeem Trust I in the amount of $16,400,000. This redemption will save the Company approximately $500,000 in pre-tax, annual interest expense.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2.	The realization of a pre-tax write-off of the remaining unamortized expense in the amount of $758,408 resulting from the redemption of the Company’s Trust I in the amount of $16,400,000 occurred during the third quarter ended September 30, 2004.

3.	The slow-down of mortgage loan re-financings caused the net gain on sales of loans originated for sale to decrease by $1,246,369 during the third quarter ended September 30, 2004. This decrease was somewhat offset by an increase in net interest income of $879,942 during the third quarter. For the nine months ended September 30, 2004, the slow-down of mortgage loan re financings caused the net gain on sales of loans originated for sale to decrease by $2,547,559, which was somewhat offset by an increase in net interest income of $2,492,068.

Net interest income increased $2,492,068, or 21.90%, for the nine months ended September 30, 2004 and $879,942, or 23.08%, for the three months ended September 30, 2004. The increases occurred due to the previously mentioned high volume of loans and purchases of investment securities.

Total interest income for the nine months ended September 30, 2004 increased by $3,006,363, or 19.06%, to $18,781,401 from $15,775,038 for the same period in 2003. For the three months ended September 30, 2004, total interest income increased by $1,382,406, or 26.81%, to $6,538,528 from $5,156,122 for the same period in 2003. Interest and fees on loans increased $1,586,573, or 11.98%, and $938,204, or 22.26%, for the nine and three month periods, respectively, due to the increase in the size of the Bank’s loan portfolio. The Bank’s interest rate spread decreased slightly to 3.34%, compared to 3.44% at December 31, 2003.

Interest and dividends on investment securities increased $1,419,790, or 56.08%, from $2,531,608 at September 30, 2003 to $3,951,398 for the same nine-month period in 2004. For the third quarter ended September 30, 2004, interest and dividends on investment securities increased $444,202, or 47.16%, from $941,877 in 2003 to $1,386,079 for the same period in 2004. During the second quarter of 2004, the Bank used proceeds from FHLB advances to purchase approximately $40,000,000 in mortgage-backed securities. These purchases and a restructuring of the Bank’s investment portfolio during the fourth quarter of 2002, enabled the Bank to improve its investment income during the first nine months of 2004.

For the nine months ended September 30, 2004, total interest expense increased by $514,295, or 11.70%, to $4,910,275 from $4,395,980 for the same period in 2003. For the three months ended September 30, 2004, total interest expense increased $502,464, or 37.42%, to $1,845,285 from $1,342,821 for the same period in 2003. For the nine months and three months ended September 30, 2004, interest on deposits decreased $738,307, or 23.37%, and $146,813, or 15.80%, respectively. The decreases were attributable to continued low cost of deposits in a stable, low interest rate environment and the Bank’s high percentage of low-costing core deposits. The Bank’s cost of funds for the nine months ended September 30, 2004 increased slightly to 0.94% as compared to 0.80% for the same period of 2003.

For the nine months ended September 30, 2004, interest on advances and other borrowed money, including the Debentures, increased $1,252,602 to $2,489,659 from $1,237,057, or 101.26% for the same period in 2003. For the third quarter of 2004, interest on advances and other borrowed money, including the Debentures, increased by $649,277, or 157.08%, to $1,062,630 from $413,353. During the first nine months of 2004, the Bank’s borrowings from the FHLB increased to $85,000,000 from $22,000,000 at December 31, 2003 and the Company executed the above-mentioned Trust II and Trust III each in the amount of $10,000,000 which accounted for the increases in interest expense.

The provision for loan losses totaled $74,997 for the nine months ended September 30, 2004 and 2003. The total allowance for loan losses represented 0.97% of total loans at September 30, 2004 compared to 1.12% at December 30, 2003. The lower percentage is a result of the loan portfolio growth. The allowance for loan losses was $3,986,715 on September 30, 2004 compared to $3,898,650 on December 31, 2003. The increase is attributable to provisions and recoveries exceeding loan charge-offs. Net recoveries during the first nine months of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2004 were $13,068 compared to net charge-offs of $64,506 for the same period in 2003. The allowance was 476% of non-performing loans on September 30, 2004 compared to 322% on December 31, 2003. The improvement comes from a combination of the reduction in non-performing loans, from $1209,000 on December 31, 2003 to $837,374 on September 30, 2004, and the $88,000 increase in the amount of the allowance over that nine-month period.

For the nine months ended September 30, 2004, total noninterest income decreased by $2,187,150, or 42.79%, from $5,111,498 in 2003 to $2,924,348 for the same period in 2004. The decrease in noninterest income for the nine-month period was primarily a result of a $2,547,559, or 84.81%, decrease in net gains on the sales of loans originated for sale. The decrease in the net gains on the sales of loans was caused by a decrease in mortgage loan refinancings. During the nine months period ended September 30, 2004, the Bank sold a total of $49,669,925 in loans into the secondary market, compared to $154,255,809 for the nine-month period ended September 30, 2003, reflecting the slow-down in loan refinancings. This decrease for the first nine months was slightly offset by an increase in the amount of $ 51,866, or 3.66%, in customer service fees, as fees from overdrafts and ATM surcharges increased. In addition, an increase of $145,723, or 64.00% in net gain on sales of securities helped offset the decrease in the gain on sold loans. The Bank sold several Government agency bonds and realized gains in the amount of $373,410, compared to gains of $227,687 for the same period in 2003.

For the three months ended September 30, 2004, total noninterest income decreased by $1,176,305, or 59.37%, from $1,981,403 in 2003 to $805,098 for the same three months ended September 30, 2004. The change was primarily a result of a $1,246,369 decrease in the net gain on the sales of loans. During the third quarter of 2003, the Bank benefited from the high volume of re-financed mortgage loans which were then sold into the secondary market. Net gain on the sales of loans originated for sale totaled $86,027, for the three months ended September 30, 2004, compared to $1,332,396, for the three months ended September 30, 2003.

Total noninterest expenses increased $1,201,354, or 13.01%, from $9,236,745 to $10,438,099, for the nine months ended September 30, 2004. For the three months ended September 30, 2004, total noninterest expenses increased by $1,032,920, or 35.57%, from $2,903,533 to $3,936,453. Noninterest expenses can be explained as follows.

For the nine-month period ended September 30, 2004:

•	Salaries and employee benefits increased by $683,731, or 16.49%, compared to the nine months ended September 30, 2003. Gross salaries and benefits paid decreased $196,854, or 3.20%, from $6,157,943 at September 30, 2003, to $5,961,089 at September 30, 2004. This decrease was attributed to lower commissions paid in the origination of loans, which helped to offset normal increases in the Bank’s Group Health Insurance and Pension plans. This decrease was offset by a reduced deferral of expenses associated with the origination of mortgage loans in the amount of $1,130,156 for the nine months ended September 30, 2004, as compared to $2,010,741 for the same period in 2003. The deferral of expenses on originated loans decreased due to the decreased volume of real estate mortgage loans.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $445,401, or 80.97% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses increased in the amount of $125,834, or 6.32%, due primarily to increased fees on ATM and Debit Card interchange fees.

•	Also included in noninterest expenses for the nine-month period ended September 30, 2004, is an expense in the amount of $758,408 for the write-off of unamortized expense associated with the redemption of Trust I. Noninterest expenses would have increased by 4.80% without this one-time expense.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the three-month period ended September 30, 2004:

•	Salaries and employee benefits increased by $406,943, or 33.59%, compared to the three months ended September 30, 2003. Gross salaries and benefits paid decreased $157,061, or 7.58%, from $2,072,929 at September 30, 2003, to $1,915,868 at September 30, 2004. This decrease can be attributed to lower commissions paid in the origination of mortgage loans which helped to offset normal increases in the Bank’s Group Health Insurance and Pension plans. This decrease was offset by the deferral of expenses in the amount of $297,251 for the three months ended September 30, 2004, as compared to $861,255, for the same period in 2003. The deferral of expenses on originated loans decreased due to the decreased volume of loans.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $273,619, or 114.47% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses increased in the amount of $137,329, or 24.72%, due primarily to increased fees on ATM and Debit Card interchange fees.

•	Also included in noninterest expenses for the three-month period ended September 30, 2004, is an expense in the amount of $758,408 for the write-off of unamortized expense associated with the redemption of Trust I. Noninterest expenses would have increased by 9.45% without this one-time expense.

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

The Bank’s one-year gap remained unchanged at negative 7% at September 30, 2004, compared to the December 31, 2003 gap of negative 7%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 7%, at September 30, 2004, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. In an effort to maintain the gap, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of June 30, 2004 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

	Net Portfolio Value			NPV as % of PV Assets
Change In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+300 bp	61,989	-18,135	-23%	10.16%	-258 bp
+200 bp	68,562	-11,562	-14%	11.11%	-162 bp
+100 bp	76,012	-4,112	-5%	12.17%	-57 bp
0 bp	80,124	—	—	12.74%	—
-100 bp	79,460	-664	-1%	12.63%	-11 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal paydowns from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2004, the Bank had approximately $82,000,000 in additional borrowing capacity from the FHLB.

At September 30, 2004, the Company’s shareholders’ equity totaled $42,939,848, or 7.20% of total assets, compared to $39,124,596, or 7.43% of total assets at year-end 2003. The Company’s Tier I core capital was 7.61% at September 30, 2004 compared to 7.56% at year-end. The increase in shareholders’ equity of $3,815,252 reflects net income of $3,843,178, the payment of $1,390,692 in common stock dividends, proceeds of $1,378,424 for the exercise of stock options, and a decrease of $15,658 in accumulated other comprehensive income.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of September 30, 2004, 59,500 shares of common stock had been repurchased. During the third quarter of 2004, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2004, the Company had $5,887,161 cash available, which it plans to use to continue its annual dividend payout of $.90 per share, pay the interest on its capital securities and for general corporate purposes. The Company elected to redeem the 9.25% Trust Preferred Securities issued by Trust I in the amount of approximately $16,400,000, upon its redemption date of September 30, 2004, thereby saving the Company approximately $1,517,000 in interest expense per year. This savings is partially offset by the Company’s annual interest expense obligations which increased by approximately $1,000,000 with the issuance of the two Trust Preferred Securities in the amount of $20,000,000. The total annual dividend and interest expense obligations amount to approximately $2.9 million. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 2004, net cash provided by operating activities was $6,931,460 versus $6,185,628 for the same period in 2003. An increase in accrued expenses and other liabilities in the amount of $1,812,880 and the write-off of the issuance cost due to the prepayment of Trust I in the amount of $758,408 contributed to the increase of net cash provided by operating activities. Net cash used in investing activities amounted to $72,632,760 for the nine months ended September 30, 2004, compared to net cash used in investing activities of $53,338,631 for the same period in 2003, a change of $19,294,129. Loan originations and principal collections, net, in the amount of $61,032,014 and purchases of securities available-for-sale in the amount of $61,788,235 accounted for the net cash used in investing activities. For the nine months ended September 30, 2004, net cash flows provided by financing activities amounted to $64,181,655 compared to net cash provided in financing activities of $11,987,442 for the same period in 2003, a change of $52,194,213. During the nine months ended September 30, 2004, the Bank used the proceeds in the amount of $63,000,000 from the FHLB advances to fund security and loan purchases.

The Bank expects to be able to fund loan demand and other investing activities during 2004 by continuing to use funds provided from customer deposits, loan prepayments, and the FHLB’s advance program. As of September 30, 2004, the Bank had entered into commitments to extend credit and lines of credit of approximately $75,000,000. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2004, the Bank’s ratios were 7.61%, 7.61%, and 11.02%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $20.62 at September 30, 2004, compared to $19.48 per share at December 31, 2003.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2004 through July 31, 2004 (1)	0	0	0	64,500
August 1, 2004 through August 31, 2004	0	0	0	64,500
September 1, 2004 through September 30, 2004	0	0	0	64,500
Total	0	0	0	64,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 124,000 shares is complete.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits

A.) Exhibits:

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 12, 2004	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: November 12, 2004	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)