Form 10-K
period 2004-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2005-03-29
CIK 846931

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

Selected Financial Highlights

For the Years Ended December 31,	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Net Income	$5,098	$5,771	$4,300	$3,100	$2,412

Per Share Data:
Basic Earnings (1) (3)	1.23	1.46	1.10	0.80	0.59
Diluted Earnings (3)	1.20	1.42	1.09	0.80	0.59
Dividends Paid (3)	0.45	0.36	0.32	0.32	0.32
Dividend Payout Ratio	36.59	24.66	29.09	40.00	54.24

Return on Average Assets	0.87%	1.15%	0.88%	0.65%	0.52%
Return on Average Equity	12.17%	15.83%	13.94%	11.07%	8.88%

As of December 31,	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Total Assets	$595,514	$526,246	$496,645	$493,937	$463,397
Total Deposits	433,072	428,477	429,328	422,737	394,112
Total Securities (2)	123,421	126,179	85,828	56,784	50,724
Loans, Net	413,808	344,573	317,144	337,183	348,388
Federal Home Loan Bank Advances	75,000	22,000	—	—	10,000
Shareholders’ Equity	43,835	39,125	33,766	28,966	26,697
Book Value of Shares Outstanding	$10.52	$19.48	$17.24	$14.95	$13.53
Average Common Equity to Average Assets	7.15%	7.28%	6.35%	5.87%	5.91%
Shares Outstanding	4,167,180	2,008,690	1,958,924	1,936,974	1,973,119
Number of Branch Locations	15	14	14	14	14

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

(3)	Data presented for years prior to 2004 has been restated for the effect of a two-for-one stock split, in the form of a 100% stock dividend, in February 2005.

Letter to Shareholders

The year 2004 will serve as the beginning of a transitional period for the Company as the enabling economic environment of the last few years draws nearer to a close with each incremental rise in interest rates. The mortgage refinance boom that has served as the primary growth tool for assets and earnings at financial institutions across the country since late in 2000 is all but over and community banks, such as ours, are now turning their attention back to the more traditional models of building upon relationships and advancing into new markets. Lost to the psychology of the mind is the fact that the recent seven-year high in interest rates following a period of forty-year lows still makes for interest rates that are, then, at thirty-three year lows, but the borrowers have now moved on, having refinanced more than once or twice along the way. Fully anticipating these market changes, the Company began, more than a year ago, to develop various strategies to help move us forward…building on opportunities…diversifying products and services…and developing a stronger leadership position in the various markets now being served by both our existing and new branch locations.

For the Company, more active balance sheet management strategies have been employed to blend with and address the financial needs of the institution in meeting its longer term goals and objectives. By continuing to develop even closer connections to the communities served, it is most important for the Company to be recognized for an unfailing attention to detail and the delivery of quality services that will add value for both our customers and our shareholders. Operating with a ‘best practices’ mindset from the perspective of good corporate governance, the task ahead, then, is to simply manage the business well, avoid complacency and remain focused on what is important, not just what is expected.

COMPANY EARNINGS

Due primarily to the Company’s decision to redeem its $16,400,000 Trust Preferred Securities issuance of 1999 and, therefore, to incur the one-time expense of certain unamortized costs, consolidated net earnings for the year ended December 31, 2004 were $5,098,093 or $1.20 per diluted share of common stock. This compares to net income of $5,771,453 or $1.42 per diluted share of common stock that the Company reported for the year ended December 31, 2003. In addition to the expense associated with the trust preferred redemption, earnings were also negatively impacted by an alternative accounting treatment associated with a pre-existing supplemental retirement plan. With the previously mentioned pressures on both interest income and interest expense, much more attention must now be paid to the development and implementation of techniques to further the profitability of the Company through reliable and sustainable resources. Complete financial details for the year ending December 31, 2004 can be found in the Management’s Discussion and Analysis section immediately following this letter.

SHAREHOLDER VALUE

The underpinnings of growing and developing shareholder value over the longer term are rooted in the fundamentals of consistent asset quality, reliable sources of income and the periodic repositioning of the Company’s broader strategic goals and objectives. The ability of an organization to remain flexible and adaptive as markets change is now seen in the financial services industry as an avenue to better ensure the timely delivery of more refined products and services to meet newly evolving customer expectations. The financial benefits of community banking are sustained by the existence and nurturing of shared values…and the concept that doing what is right is always better than simply doing what is expected.

Adjusted for the recent two-for-one stock split, the Company’s stock price ended the year 2004 at $16.50, having ranged from a low of $13.805 to a high of $17.835 over the course of the year. Shareholders’ equity ended the year at $43,835,017 as compared to $39,124,596 at December 31, 2003. The number of common shares outstanding at the end of the year totaled 4,167,180 and the book value per share stood at $10.52 as of December 31, 2004.

Additionally, the Company, at the January 2005 board meeting, authorized an increase in the quarterly dividend pay-out from an adjusted $.1125 per share to $.1250 per share, resulting in an annualized dividend of $.50 per share. This change can be seen as representative of a belief that the Company can maintain its well-capitalized position, while at the same time provide sustainable levels of net income in the future.

…more active balance sheet management strategies have been employed to blend with and address the financial needs of the institution in meeting its longer term goals and objectives…

Letter to Shareholders

COMMUNITY BANKING

As both the volume and pace of the Company’s mortgage lending activities began to moderate during the third and fourth quarters of 2004, the need to develop and craft a more comprehensive business plan evolved into a general dialogue about the future direction of the community banking industry. Clearly, with the financial benefits of the mortgage refinance boom now having run their course, the business of banking has returned to its most basic tenants…taking in deposits and lending out money. Growth, in all senses of the word, must now come from expanding both the products and services offered, as well as developing new markets.

The Company has identified three new branch locations that either expand upon our existing presence in contiguous markets or move us into new areas where the type and style of personal service delivered are seen as being very well received. By mid-year 2005, new ‘full service’ branches will be open and operational in the New Hampshire communities of Peterborough, Enfield and Claremont. The Peterborough office, which is supported by a multi-year mortgage origination effort in that area, opened in January and has more than met our initial expectations. Favorable comments are also being heard in the two other communities and we are anxious to have those offices fully operational in the second quarter.

Growing our financial services franchise is an important step toward developing a much broader base of sustainable relationships to carry the institution forward, as well as helping to address the margin compression issue by expanding upon the volume of banking activity that can be handled without corresponding increases in expenses in the future. While the initial costs to open and operate new offices will have a temporary dampening effect on periodic earnings, the longer term prospects for growth-derived net income more than outweigh this initial investment.

With the region’s economy remaining strong and healthy, the Company is better able to make strategic decisions that can bring forth more immediate and tangible results. The ‘business of business’ continues to prosper and the Company maintains an ongoing effort to develop and refine a wide variety of offerings to meet the needs of the retail consumer customers and the small business market segment, as well as the more seasoned demand for commercial lending opportunities.

BALANCE SHEET FUNDAMENTALS

Total assets of the Company stood at $595,514,082 at year end December 31, 2004 as compared to $526,246,231 at year end 2003. This represents a net increase of nearly $70,000,000 over the course of the year and is primarily attributable to a corresponding growth in the loan portfolio that was supported by the leveraged use of advances from the Federal Home Loan Bank that grew from $22,000,000 to $75,000,000 during the year. With total deposits remaining almost flat for the year, it appears that there is now more interest by the investor-depositor in cautiously returning to the stock market as the opportunity (or missed opportunity) for greater returns becomes more financially enticing.

The Company’s 10-year fixed-rate portfolio mortgage that was introduced at the end of 2003 has met with great success and, along with the more traditional adjustable rate mortgage programs and the commercial lending activities, helped to significantly increase the outstanding loan portfolio. At December 31, 2004, the loan portfolio stood at $417,827,740 as compared to $348,471,365 at year end 2003. This change represents a net growth of almost 20% and establishes a new baseline from which the Company’s interest income from invested assets will grow in future periods. Additionally, the sold loan portfolio of just under $295,000,000 remained almost flat for the year as a direct result of the increase in interest rates and the corresponding reduction in secondary market loan activity. The Company, as in the past, continues to retain the servicing rights on the majority of these loans in order to maintain a stream of income and to further develop the customer relationships so crucial to the future of community banking.

Asset quality remains at historically high levels and the Company uses both internal and external audit functions for thorough review of the loan portfolio, as well as for the periodic review of various other segments of the Company’s operations. The additional burdens placed on financial

… by mid-year 2005, new ‘full service’ branches will be open and operational in the New Hampshire communities of Peterborough, Enfield and Claremont…

Letter to Shareholders (continued)

service providers to monitor and report on suspicious activity as a deterrent to potential terrorist activity remain in place and regulatory compliance with the Bank Secrecy Act is of paramount concern across the industry.

LOOKING AHEAD

The heightened expectations that accompany today’s daily business climate of operating within a ‘best practices’ environment and the greater demands on corporate governance across the board all lead to the need for more personal accountability throughout an organization. The Company takes these issues quite seriously and works to incorporate a sense of responsibility in all that we do. In a context of a community bank, this means a full recognition of the trust-based relationship that develops between the bank and its customers. While larger banks have the distinct advantage of a greater geographical distribution, community banks focus on the needs of the local families and businesses they serve each and every day. It is the nurturing of this partnership that drives and sustains the community bank.

Customer development and retention is a primary key to the Company’s future success and merely satisfying a customer’s needs may just not be enough. There must now be a recognizable value embedded within the relationship that transcends the simple rule of merely meeting a customer’s expectations. The ‘personal banking’ approach that the Company provides its customers is based on a desire to, whenever possible, remove the ‘obstacles’ that may prevent the achievement of their goals. Individual attention, even when the answer may not be what the customer wants to hear, means being willing to take the time to explain why and to identify what may need to be done to help them correct or better an existing situation.

We remain committed to growing the Company in a consistent and sustainable manner, setting goals that can be realistically achieved and managing the business in such a way that success comes from quality…not price. It is anticipated that the Company will need to move further in the direction of developing a ‘sales oriented’ culture that bases itself on the principle of whether or not a product or service is of value to the customer, not whether it is just good for the bank. It is this ‘value-added’ philosophy that will be, in the end, the Company’s economic-driver…and by consistently delivering on ‘value’ the Company can expect to see the measured growth necessary to ensure the long-term goals of increased profitability and the building of shareholder value.

IN CLOSING

The Company continues to seek out and identify ways to further develop the enabling environment that has been created over the last few years in a dedicated effort to sustain a positive and progressive work force. Sharing the vision of where the Company is headed…and why…is an important ingredient in maintaining a motivated team of employees who simply want to do their best.

On behalf of those who work so hard to strengthen the role of our banking franchise in all of the communities we serve, I want to again take this opportunity to thank you…our shareholders…for your continuing confidence in, and support of, the Company. As we work to broaden both our product lines and our community presence, we remain steadfast in our desire to provide exceptional banking services for the benefit of all…our customers, our employees and our shareholders.

Stephen W. Ensign

Chairman of the Board,

President and Chief Executive Officer

… community banks focus on the needs of the local families and businesses they serve each and every day…

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

Overview

•	Total assets stood at $595,514,082 at December 31, 2004, an increase of $69,267,851 or 13.16%, from December 31, 2003.

•	Net loans increased $69,235,575, or 20.09%, to $413,808,290 at December 31, 2004 from $344,572,715 at December 31, 2003.

•	The Company earned $5,098,093 or $1.20 per common share, assuming dilution, for the year ended December 31, 2004, compared to $5,771,453, or $1.42 per common share, assuming dilution, for the year ended December 31, 2003.

•	Earnings were negatively impacted by a one-time, non-recurring, pre-tax expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 of Trust Preferred Securities.

•	During 2004, the Bank sold $67.5 million in loans to the secondary market, realizing gains on those sales of $595,231, as compared to 2003, when the Bank sold $173.0 million in loans to the secondary market, realizing gains on those sales of $3,420,714. A slow-down in mortgage loan refinancings contributed to the decrease.

•	The Bank’s servicing portfolio increased to $293,569,964 at December 31, 2004 from $289,825,192 at December 31, 2003, an increase of $3,744,772 or 1.29%, due to a slow-down of loan pre-payments.

•	The Bank’s interest rate spread increased to 3.48% as of December 31, 2004, compared to 3.43%, as of December 31, 2003.

•	The Company financed two trust preferred securities issuances each in the amount of $10 million, whose proceeds were used to redeem an existing trust preferred security issuance in the amount of $16,400,000.

•	In 2004, the Bank originated over $282.2 million in loans, compared to over $380.1 million in 2003. The slow-down in refinancings accounted for the decrease.

•	On February 7, 2005, the Company announced a two-for-one stock split which was effected in the form of a 100% stock dividend.

Forward-looking Statements

The preceding and following discussion may contain certain forward-looking statements, which are based on management’s current expectations regarding economic, legislative, and regulatory issues that may impact the Company’s earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services. In particular, these issues may impact management’s estimates used in evaluating market risk and interest rate risk in its gap analysis and Net Portfolio Value (NPV) tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion. The Company disclaims any obligation to subsequently revise any forward-looking statements, or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency

Management’s Discussion and Analysis (continued)

and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 15-17 of Management’s Discussion and Analysis.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2004, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On August 12, 1999, NHTB Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $16.4 million of 9.25% Capital Securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 9.25% Junior Subordinated Deferrable Interest Debentures (“Debentures I”) of the Company. Debentures I was the sole asset of Trust I and was eliminated, along with the related income statement effects, in the consolidated financial statements. The Company contributed $15.0 million from the sale of Debentures I to the Bank as Tier I Capital to support the acquisition of the three branches of the New London Trust Company (“NLTC”). Total expenses associated with the offering, approximating $900,000, were included in other assets and were amortized on a straight-line basis over the life of Debentures I.

The Capital Securities I accrued and paid distributions quarterly at an annual rate of 9.25% of the stated liquidation amount of $10 per Capital Security. The Company had fully and unconditionally guaranteed all of the obligations of Trust I. The guaranty covered the quarterly distributions and payments on liquidation or redemption of Capital Securities I, but only to the extent that Trust I had funds necessary to make these payments.

Capital Securities I were mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company had the right to redeem Debentures I, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date. On September 30, 2004, the Company redeemed Capital Securities I in its entirety and incurred a one-time, non-recurring expense in the amount of $758,408 in unamortized expenses resulting from the origination of Capital Securities I.

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Management’s Discussion and Analysis (continued)

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III is being used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly based on the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the years ended December 31, 2004 and December 31, 2003, the Bank realized $155,278 and $81,489, respectively, in a realized gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the years ended December 31, 2004 and December 31, 2003, the Bank generated commissions in the amount of $192,617 and $108,818, respectively.

Comparison of Years Ended December 31, 2004 and 2003

Financial Condition

Total assets increased by $69,267,851 or 13.16%, from $526,246,231 at December 31, 2003 to $595,514,082 at December 31, 2004. Cash and Federal Home Loan Bank overnight deposit increased $3,017,610. Net loans receivable and loans held-for-sale increased by $69,661,035, or 20.17%, to $415,103,290 at December 31, 2004 from $345,442,255 at December 31, 2003.

Total gross loans, excluding loans held-for-sale, increased $68,993,108 or 19.88%, to $416,079,726 at December 31, 2004 from $347,086,618 at December 31, 2003. The increase was attributed to increases of $54,996,866, or 19.17%, in real estate mortgage loans (including conventional and commercial). The Bank’s promotion of a fixed rate, ten year amortizing and a seven year hybrid loans generated the majority of this increase. Consumer loans increased $13,568,600, or 30.92%, to $57,449,583 due to a demand for the Bank’s Home Equity Line of Credit product. The continued low interest rate environment made the above loan offerings very attractive. Sold loans totaled $293,569,964 at year-end 2004, compared to $289,825,192, at year-end 2003. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

Management’s Discussion and Analysis (continued)

The amortized cost of investment securities decreased $5,120,621, or 4.13%, from $123,888,403 at December 31, 2003 to $118,767,782 at December 31, 2004. The Bank used the proceeds from maturing investment securities to fund loan demand.

The Bank realized gains on the sales and calls of securities in the amount of $392,813 during 2004, compared to $227,687 in 2003. At December 31, 2004, the Bank’s investment portfolio had a net unrealized loss of $226,471, compared to a net unrealized gain of $122,494 at December 31, 2003. As interest rates increased during 2004, the value of the Bank’s investment portfolio decreased. However, since the average life of the investment portfolio is less than five years and the liquidity of the Bank remains strong, the Bank does not anticipate the need to prematurely sell any investments and realize a loss.

Real estate owned and property acquired in settlement of loans remained at $0 at December 31, 2004 and 2003.

Total deposits increased by $4,595,033 or 1.07%, to $433,071,580 at December 31, 2004, from $428,476,547 at December 31, 2003. Time deposits and money market accounts decreased by $24.1 million, or 13.26%, to $157.3 million as customers sought higher returns in non-bank alternatives and the Bank elected not to match higher-yielding deposit products at other banks. These decreases were offset by increases in the Bank’s core deposits of checking (non-interest-bearing) and savings accounts in the amount of $28.6 million, or 11.59% to $275.8 million. The percentage of the Bank’s core deposits to total deposits increased from 57.68% at December 31, 2003 to 63.69% at December 31, 2004.

Advances from the Federal Home Loan Bank (FHLB) increased by $53,000,000, or 240.91%, to $75,000,000 at December 31, 2004 from $22,000,000 at December 31, 2003. The Bank used the proceeds from the advances to fund loan demand. The weighted average interest rate at December 31, 2004 for the outstanding FHLB advances was 2.53%.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2004 the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding loan commitments of approximately $17.2 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2004 the Bank had approximately $100,000,000 in additional borrowing capacity from the FHLB.

At December 31, 2004, the Company’s shareholders’ equity totaled $43,835,017, compared to $39,124,596 at year-end 2003. The increase of $4,710,421 reflects net income of $5,098,093, the payment of $1,859,333 in common stock dividends, the exercise of 149,800 stock options in the amount of $1,397,998, a tax benefit on the exercise of stock options of $284,403, and a decrease in net unrealized holding gain on securities available-for-sale of $210,740.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares are repurchased. As of December 31, 2004, 59,500 shares of common stock had been repurchased. During 2004, no shares were repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2004, the Company had funds in the amount of $5,530,876 available, which it plans to use for stockholder dividend payments and to pay interest on the Company’s capital securities. The Company increased the quarterly dividend by $.0125, or 11.11%, effective with the January 30, 2005 payment. The common stock dividend and capital securities interest payments are approximately $3.1 million per year. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

Net cash provided by operating activities decreased by $692,185 to $9,263,976 in 2004 from $9,956,161 in 2003. A decrease in net income in the amount of $673,360 was offset by the write-off of expenses due to prepayment of debentures held by Trust I in the amount of $758,408. Changes associated in loans-held for-sale, mortgage servicing rights, and

Management’s Discussion and Analysis (continued)

accrued interest receivable were caused by the slow-down of mortgage loan refinancings.

Net cash flows used in investing activities totaled $68,563,105 in 2004 compared to $69,212,941 in 2003, a change of $649,836. During 2004, the Bank utilized proceeds from financing activities to fund loan originations, net, in the amount of $66,031,932.

In 2004, net cash flows from financing activities totaled $62,316,739 compared to $24,395,600 in 2003, a change of $37,921,139. The Bank utilized the proceeds from advances provided by the FHLB to fund loan demand.

The Bank expects to be able to fund loan demand and other investing activities during 2005 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2004, approximately $17.2 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or results of operations.

The following table represents the Company’s contractual obligations at December 31, 2004:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligation	$40,000	$—	$20,000	$—	$20,000
Operating Lease Obligation	878	260	378	192	48

Total	$40,878	$260	$20,378	$192	$20,048

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2004, the Bank’s ratios were 7.87%, 7.87%, and 12.04%, respectively, well in excess of the OTS requirements.

Book value per share was $10.52 at December 31, 2004 versus $19.48 per share at December 31, 2003.

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

Management’s Discussion and Analysis (continued)

interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

The Bank’s one-year gap at December 31, 2004, was –6.10%, compared to the December 31, 2003 gap of –25.59%. During 2004, the Bank removed the decay component from its NOW account deposits because NOW accounts no longer experience rate sensitivity and behave similar to non-interest-bearing checking accounts. This accounts for the difference in the Bank’s one-year gap from 2004 to 2003. If the Bank had removed industry decay formulae for the gap reported as of December 31, 2003, the adjusted gap would have been –4.56%. If interest rates were to rise, the Bank’s spread would be reduced because the cost to re-finance the FHLB advances would increase prior to any asset re-pricing.

The Bank continues to offer adjustable rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages to the secondary market in order to minimize interest rate risk.

The Bank’s one-year gap, of approximately negative 6.10% at December 31, 2004, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2004:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$89,502	$25,851	$55,841	$125,664	$120,970	$417,828
Investments and FHLB overnight deposit	18,268	4,049	16,697	47,878	39,692	126,584

Total	107,770	29,900	72,538	173,542	160,662	544,412

Interest-bearing liabilities:
Deposits	110,871	29,315	24,568	18,254	220,702	403,710
Repurchase agreements	13,648	—	—	—	—	13,648
Borrowings	50,000	15,000	—	20,000	10,000	95,000

Total	174,519	44,315	24,568	38,254	230,702	512,358

Period sensitivity gap	(66,749)	(14,415)	47,970	135,288	(70,040)	32,054
Cumulative sensitivity gap	$(66,749)	$(81,164)	$(33,194)	$102,094	$32,054
Cumulative sensitivity gap as a percentage of interest-earning assets	-12.26%	-14.91%	-6.10%	18.75%	5.89%

The following table sets forth the Bank’s NPV as of December 31, 2004, as calculated by the OTS for the December 31, 2004 reporting cycle:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	65,771	-14,261	-18%	11.00%	-200bp
+200 bp	72,139	-7,893	-10%	11.91%	-108bp
+100 bp	77,105	-2,927	-4%	12.61%	-39bp
0 bp	80,032	—	—	13.00%	—
- 100 bp	79,512	-520	-1%	12.90%	-10bp

Management’s Discussion and Analysis (continued)

Results of Operations 2004 versus 2003

Net Interest and Dividend Income

Net interest income for the year ended December 31, 2004, increased by $3,009,299 or 19.10%, to $18,767,334. The increase was due to the continuing low interest rate environment and the increase in loans outstanding.

Total interest and dividend income increased by $3,790,892 or 17.64%. Interest and fees on loans increased $2,293,149, or 12.89%, to $20,087,762 in 2004, due to the increase in loans outstanding.

Interest on taxable investments increased by $1,462,875, or 41.28%. Dividends increased by $58,884, or 73.69%, to $138,797. Interest on other investments decreased $24,016, or 31.97%, to $51,100, as the Bank deployed these funds into other investments and loans.

Total interest expense increased $781,593, or 13.63%, for the year ended December 31, 2004. Interest on deposits decreased by $844,071, or 20.90% because the Bank’s term deposits matured and re-priced into lower yielding term deposits. In addition, the Bank was able to lag the re-pricing of certain deposit products and delay increases on deposit rates. Interest on FHLB advances increased by $1,147,352, or 2,160.13%, to $1,200,467 for the year ended December 31, 2004 from $53,115 for the year ended December 31, 2003. FHLB advances increased from $22,000,000 at December 31, 2003 to $75,000,000 at December 31, 2004 as the Bank used the proceeds from the advances to fund loan growth.

The Bank’s overall cost of funds decreased from 1.35% in 2003 to 1.29% in 2004. The cost of deposits, including repurchase agreements, decreased 20 basis points from 1.02% in 2003 to 0.82% in 2004. The Bank’s time deposits, in particular, rolled into term deposits with lower rates or transferred into more liquid savings or checking accounts.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.48% at December 31, 2004 from 3.43% at December 31, 2003. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.54% from 3.50%. Both increases are the result of the Bank’s ability to lag rate increases on certain deposit products.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	2004	2003	2002	2001	2000
Yield on loans	5.13%	5.33%	6.27%	7.25%	7.77%
Yield on investment securities	3.76%	3.20%	4.22%	6.82%	7.71%
Combined yield on loans and investments	4.77%	4.78%	5.80%	7.18%	7.76%
Cost of deposits, including repurchase agreements	0.82%	1.02%	2.18%	3.63%	3.86%
Cost of other borrowed funds	3.37%	7.64%	9.43%	9.12%	7.56%
Combined cost of deposits and borrowings	1.29%	1.35%	2.46%	3.89%	4.20%
Interest rate spread	3.48%	3.43%	3.34%	3.29%	3.56%
Net interest margin	3.54%	3.50%	3.42%	3.33%	3.64%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2004			2003			2002
	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2),	$391,541	$20,088	5.13%	$334,041	$17,795	5.33%	$333,592	$20,910	6.27%
Investment securities and other	138,156	5,197	3.76%	115,608	3,699	3.20%	100,023	4,223	4.22%

Total interest-earning assets	529,697	25,285	4.77%	449,649	21,494	4.78%	433,615	25,133	5.80%

Noninterest-earning assets:
Cash	16,024			13,553			17,378
Other noninterest-earning assets (3)	40,317			37,502			35,142

Total noninterest-earning assets	56,341			51,055			52,520

Total	$586,038			$500,704			$486,135

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings, NOW and MMAs	$292,351	$1,183	0.40%	$277,968	$1,370	0.49%	$252,719	$3,193	1.26%
Time deposits	106,027	2,013	1.90%	116,354	2,669	2.29%	134,796	5,314	3.94%
Repurchase agreements	11,492	154	1.34%	9,165	96	1.05%	15,683	269	1.72%
Capital securities and other borrowed funds	94,100	3,168	3.37%	20,942	1,601	7.64%	16,400	1,547	9.43%

Total interest-bearing liabilities	503,970	6,518	1.29%	424,429	5,736	1.35%	419,598	10,323	2.46%

Noninterest-bearing liabilities:
Demand deposits	28,161			30,170			28,793
Other	12,001			9,647			6,896

Total noninterest-bearing liabilities	40,162			39,817			35,689

Shareholders’ equity	41,906			36,458			30,848

Total	$586,038			$500,704			$486,135

Net interest rate spread		$18,767	3.48%		$15,758	3.43%		$14,810	3.34%

Net interest margin			3.54%			3.50%			3.42%

Ratio of interest-earning assets to interest-bearing liabilities			105.10%			105.94%			103.34%

(1)	Monthly average balances have been used for all periods. .

(2)	Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

(3)	Other noninterest-earning assets include non-earning assets and other real estate owned.

Management’s Discussion and Analysis (continued)

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2004 vs. 2003 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,741	$(448)	$2,293
Interest income on investments	1,317	181	1,498

Total interest income	4,058	(267)	3,791

Interest expense on savings, NOW and MMAs	(199)	12	(187)
Interest expense on time deposits	(675)	19	(656)
Interest expense on repurchase agreements	(1)	59	58
Interest expense on capital securities and other borrowings	2,841	(1,274)	1,567

Total interest expense	1,966	(1,184)	782

Net interest income	$2,092	$917	$3,009

	Year ended December 31, 2003 vs. 2002 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$28	$(3,143)	$(3,115)
Interest income on investments	570	(1,094)	(524)

Total interest income	598	(4,237)	(3,639)

Interest expense on savings, NOW and MMAs	1,091	(2,914)	(1,823)
Interest expense on time deposits	(651)	(1,994)	(2,645)
Interest expense on repurchase agreements	(88)	(85)	(173)
Interest expense on capital securities and other borrowings	381	(327)	54

Total interest expense	733	(5,320)	(4,587)

Net interest income	$(135)	$1,083	$948

Management’s Discussion and Analysis (continued)

Allowance and Provision for Loan Losses

Lake Sunapee Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. The Bank tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. The worksheet stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the inherent risk associated with each type. In determining the loss factors, the Bank considers historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. No changes were made to the Bank’s procedures with respect to maintaining the loan loss allowances as a result of any regulatory examinations.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by creditors for impairment of a loan,” and SFAS No. 118, “Accounting by creditors for impairment of a loan – income recognition and disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loans effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 “Loans Receivable,” in the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs. Results are reported directly to the Audit Committee of the Bank’s Board of Directors.

At December 31, 2004 the allowance for loan losses was $4,019,450 compared to $3,898,650 at year- end 2003. The increase resulted from the combination of provisions and recoveries during the year. The allowance represented 0.97% of total loans at year-end 2004 compared to 1.12% at year-end 2003. The decline is due to the $69 million increase in the loan portfolio. The Bank charged-off $14,737 in 2004 compared to $86,642 in 2003. The provision for loan losses was $74,997 compared to $99,996 in 2003. Non-performing loans declined $865,000, which resulted in the allowance for loan losses as a percentage of total non-performing loans increasing from 337% at December 31, 2003 to 1,372% at December 31, 2004. The improved loan quality and results of the allowance adequacy tests drove the decision to reduce the provision despite the portfolio growth.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources.

Total classified assets, excluding special mention loans, as of December 31, 2004 and 2003 were $5,196,123 and $4,046,955, respectively. Total non-performing loans and real estate owned amounted to $293,203 and $1,157,957 for the respective years. Non-performing loans consist of loans 90 days or more past due and non-accrual impaired loans. The decline in non-performing loans came primarily from the liquidation of one residential mortgage loan that was included with loans over 90 days past due at December 31, 2003. Non-accrual impaired loans were $49,394 on December 31, 2004 and $50,934 on December 31, 2003. As of December 31, 2004 the Bank also held $853,064 in restructured loans on accrual status and performing, included in impaired loans; compared to $726,698 at December 31, 2003. Loans 90 days or more past due were $243,809 at the end of 2004 and $1,107,023 at the end of 2003. Loans 30 to 89 days past due were $2,705,154 and $3,397,736, respectively at December 31, 2004 and 2003. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2004 and 2003, interest income on such loans would have amounted to approximately $7,000 and $54,000, respectively.

As of December 31, 2004 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Management’s Discussion and Analysis (continued)

The following table sets forth the breakdown of non-performing assets:

	2004	2003	2002	2001	2000
Nonaccrual loans (1)	$293,203	$1,157,957	$664,092	$2,521,424	$1,871,442
Real estate owned	—	—	20,668	100,000	45,000

Total nonperforming assets	$293,203	$1,157,957	$684,760	$2,621,424	$1,916,442

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category:

	2004	2003	2002	2001	2000
Real estate loans -
Conventional	$243,809	$1,074,096	$499,053	$1,048,780	$967,663
Construction	—	—	59,000	101,606	—
Consumer loans	—	1,891	—	68,474	38,748
Commercial and municipal loans	—	31,036	685	35,527	—
Nonaccrual impaired loans (2)	49,394	50,934	105,354	1,267,037	865,031

Total	$293,203	$1,157,957	$664,092	$2,521,424	$1,871,442

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

(2)	At 12/31/04 $853,064 of impaired loans, not included above, were on accrual status and performing.

At 12/31/03 $726,698 of impaired loans, not included above, were on accrual status and performing.

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2004	2003	2002	2001	2000
Balance, beginning of year	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563

Write-downs of nonperforming loans transferred to loans held-for-sale	—	—	604,686	—	—

Charge-offs:
Residential real estate	—	—	15,964	43,358	6,098
Commercial real estate	—	—	—	88,822	57,385
Construction	—	—	—	24,642	—
Consumer loans	14,737	28,862	48,120	18,866	20,615
Commercial loans	—	57,780	19,129	25,768	130,752

Total charged-off loans	14,737	86,642	83,213	201,456	214,850
Recoveries	60,540	9,588	38,222	83,987	267,141
Provision charged to income	74,997	99,996	120,000	90,000	60,000

Balance, end of year	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854

Management’s Discussion and Analysis (continued)

The following table sets forth the allocation of the loan loss allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2004			2003			2002
Real estate loans -
Conventional	$2,445	61%	77%	$2,405	62%	78%	$2,763	71%	80%
Construction	265	7%	5%	251	6%	4%	207	5%	5%
Collateral and consumer loans	109	3%	14%	114	3%	13%	155	4%	10%
Commercial and municipal loans	1,058	26%	4%	1,012	26%	5%	723	19%	5%
Impaired loans	142	3%		117	3%		28	1%

Allowance	$4,019	100%	100%%	$3,899	100%	100%%	$3,876	100%	100%

Allowance as a percentage of total loans	0.97%			1.12%			1.21%

	2001			2000
Real estate loans -
Conventional	$2,421	55%	82%	$2,457	55%	80%
Construction	176	4%	5%	176	4%	3%
Collateral and consumer loans	132	3%	7%	139	3%	10%
Commercial and municipal loans	1,273	29%	6%	1,446	33%	7%
Impaired loans	293	7%		130	3%
Other	110	2%		85	2%

Allowance	$4,405	100%	100%	$4,433	100%	100%

Allowance as a percentage of total loans	1.29%			1.26%

The Bank believes the current allowance for loan losses is at a level sufficient to cover losses in the loan portfolio, given present conditions. At the same time, the Bank recognizes the determination of future loss potential is inherently uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses.

Noninterest Income and Expense

Total noninterest income decreased $2,256,010, or 35.64%, to $4,074,567 for 2004. Net gains on sales of loans decreased by $2,825,483, or 82.60%, accounting for 125.24% of the total decrease in noninterest income. As mentioned above, the increase in net interest and dividend income in the amount of $3,009,299 offset the decrease in the net gains on the sales of loans. The Bank sold approximately $67.5 million of loans into the secondary market during 2004. Customer service fees increased by $203,348, or 10.90%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. The realized gain in Charter Holding Corp. increased by $73,789, or 90.55%, to $155,278 from $81,489. The gain represents the Bank’s one-third interest in Charter Trust.

Total noninterest expenses increased $1,794,660, or 14.12%, to $14,505,301 for 2004.

•

Salaries and employee benefits increased by $975,005, or 16.77%, to $6,789,734 for 2004, from $5,814,729 for 2003. Gross salaries and benefits paid increased by $80,544, or 0.98%, to $8,341,404 for 2004, compared to $8,260,860 for 2003. Normal salary and benefit increases were offset by decreased commissions associated with the decrease in the origination of loans. The deferral of expenses in conjunction with the

Management’s Discussion and Analysis (continued)

origination of loans decreased by $894,461, or 36.57%, to $1,551,670 for 2004, from $2,446,131 for 2003. This change was due to the lower volume of loan originations in 2004 as compared to 2003.

•	Occupancy expenses increased slightly by $59,967, or 2.65%, to $ 2,324,876.

•	Advertising and promotion increased in the amount of $63,757, or 26.04%, to $308,643, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings. In addition, advertising expenses associated with the opening of a new branch office in Peterborough, NH were also incurred.

•	Outside services increased by $138,336, or 30.71%, to $588,772, due to expenses incurred for data processing, payroll and employee recruitment, and a conversion to a new brokerage clearing-house provider.

•	Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $389,911, or 65.17%, to $208,376 due to the decreased volume of prepayments on mortgage loans serviced for others. The Bank amortizes MSRs collected over a five-year period and because higher than normal prepayments occurred during 2003 due to high refinancings, the unamortized portion of the MSRs was required to be expensed.

•	Write-off of issuance cost due to prepayment of debentures amounted to $758,408 in 2004 compared to $0 in 2003. As mentioned above, the Company refinanced its Capital Trust Preferred Securities (“Trust I”) in the amount of $16.4 million with an interest rate of 9.25%. Trust I was replaced with similar securities with a weighted average rate of 5.04%. Total expenses associated with the offering of Trust I, approximating $900,000 were being amortized on a straight-line basis over the life of Trust I. The write-off amount of $758,408 represents the remaining amortization of those expenses. The Company expects to save approximately $500,000 in annual, pre-tax interest expense due to the refinance.

•	Professional services increased in the amount of $22,513, or 4.47%, to $526,055 for 2004, compared to $503,542 for 2003, due to expenses incurred in complying with the provisions of the Sarbanes-Oxley Act regarding the internal documentation and testing of internal controls.

•	ATM expenses increased in the amount of $122,430, or 36.52%, to $457,700 for 2004, compared to $335,270 for 2003. Increased usage and fees associated with debit card transactions contributed to the increase. These expenses were offset by ATM fees in the amount of $686,155, which are included in customer service fees.

•	Other expenses increased in the amount of $61,988, or 3.00%, to $2,128,170 for 2004, from $2,066,182 for 2003, due to normal increases in postage and telephone usage.

Impact of New Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Management’s Discussion and Analysis (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”).

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements presented on page 30 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2003, and 2002, includes net deferred income tax expense of $378,216, $1,046,854, and $811,907, respectively. These amounts were determined by the deferred method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2003 and 2002

In 2003, the Company earned $5,771,453, or $1.42 per common share, assuming dilution, compared to $4,299,988 or $1.09 per common share, assuming dilution, in 2002. The increase in earnings was primarily due to the increase in the net gain on the sale of loans in the amount of $1,217,454. During 2003, the Bank’s loan originations amounted to $380.1 million, compared to $231.5 million in 2002 as refinancings increased. The Bank’s sold loan portfolio increased to $289.8 million at December 31, 2003 from $260.8 million at December 31, 2002.

Financial Condition

Total assets increased by $29,601,308, or 5.96%, from $496,644,923 at December 31, 2002 to $526,246,231 at December 31, 2003.

Total gross loans, excluding loans held-for-sale, increased $27,220,646 or 8.51%, from $319,865,972 at December 31, 2002 to $347,086,618 at December 31, 2003. The increase was attributed to an increase of $18,665,369 or 10.05% conventional real estate mortgage loans. The Bank’s promotion of a fixed rate, ten year amortizing and a seven year hybrid product generated the majority of this increase. Consumer loans increased $11,625,347, or 36.04%, to $43,880,983 due to a demand for the Bank’s Home Line of Credit product. The continued low interest rate environment made the above loan offerings very attractive. Sold loans totaled $289,825,192 at year-end 2003, compared to $260,774,730 for the same period in 2002. Adjustable rate mortgages comprise approximately 79% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

The amortized cost of investment securities increased $40,665,238, or 48.86%, from $83,223,165 at December 31, 2002 to $123,888,403 at December 31, 2003. The Bank took the proceeds of the sale of loans, used Federal Funds Sold, and advances in the amount of $22,000,000 from the FHLB and invested these funds into mortgage-backed securities and U.S. Government Agencies. The Bank took advantage of the favorable interest rates on the FHLB advances and invested the proceeds of the advances in higher yielding securities.

The Bank realized gains on the sales and calls of securities in the amount of $227,687 during 2003, compared to $146,473 in 2002. At December 31, 2003, the Bank’s investment portfolio had an unrealized gain of $122,494, compared to a net unrealized gain of $233,331 at December 31, 2002. The relatively small unrealized gain for 2003 reflects the short-term duration of the Bank’s investment portfolio. The majority of holdings carry final or callable maturities of less than five years, which tends to reduce market price volatility.

Real estate owned and property acquired in settlement of loans decreased by a net of $20,668 for the year ended December 31, 2002 to $0 at December 31, 2003.

Deposits decreased by $851,873, or 0.20%, to $428,476,547 at December 31, 2003 from $429,328,420 at December 31, 2002. During 2002, customers sought the safety and predictability of insured deposits because of the instability being experienced in the financial markets. Time deposits and money market accounts decreased by $15,323,871, or 7.77%, to $181,836,545 as customers sought higher returns in non-bank alternatives. These decreases were offset by increases in the Bank’s core deposits of checking (non-interest-bearing) and savings accounts in the amount of $14,171,999, or 6.23% to $246,640,003, or 57.56% of total deposits. A marketing campaign conducted by the Bank to attract core accounts contributed in the increase. At December 31, 2003, time deposits comprised 25.39% of total deposits versus 26.59% for the same period in 2002.

Advances from the FHLB increased by $22,000,000 for the year ended December 31, 2003 from zero at December 31, 2002. The Bank employed a leverage strategy and took advantage of the favorable interest rates on the FHLB advances by investing the proceeds of the advances in higher yielding securities.

Management’s Discussion and Analysis (continued)

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2003, increased by $947,718 or 6.40%, to $15,758,035. The increase was primarily due to the continuing low interest rate environment and the Bank’s negative gap position. As interest rates have fallen, more liabilities (deposits) have re-priced into falling rates, thus reducing the Bank’s cost of funds at a faster pace than its income on earning assets. The Bank’s interest rate spread increased by 2.69% to 3.43% and the Bank’s interest margin increased by 2.34%. These increases were driven by a sharp decrease of 53.21% in the Bank’s cost of deposits. The Bank’s overall cost of funds decreased by 45.12% compared to a decrease of 17.59% in the Bank’s yield on loans and investments.

Total interest and dividend income decreased by $3,639,644 or 14.48%. Lower interest rates accounted for the majority of the decrease in interest and fees on loans. Interest and fees on loans decreased $3,115,175, or 14.90%, to $17,794,613 in 2003, due to a decrease in yield from 6.27% for the year ended December 31, 2002 to 5.33% for the year ended December 31, 2003.

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

Total interest expense decreased $4,587,362, or 44.44%, for the year ended December 31, 2003. Interest on deposits decreased by $4,467,581, or 52.52% because the Bank’s deposits re-priced into lower rates. Interest on FHLB advances increased by $53,115 for the year ended December 31, 2003 compared to $0 in 2002 as the Bank took advantage of favorable interest rates on the advances and invested the proceeds of the advances in higher yielding securities.

The Bank’s overall cost of funds decreased from 2.46% in 2002 to 1.35%, or 45.12%. The cost of deposits, including repurchase agreements, decreased from 2.18% in 2002 to 1.02% in 2003, or 53.21%. The Bank’s certificates of deposit, in particular, rolled into lower rates or transferred into more liquid savings or checking accounts.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.43% for the year ended December 31, 2003 from 3.34% for the year ended December 31, 2002. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.50% from 3.42%. Both increases are the result of falling interest rates.

Allowance and Provision for Loan Losses

The allowance for loan losses at December 31, 2003 was $3,898,650, compared to $3,875,708 at year-end 2002. During 2003, the Bank had net charge-offs of $77,054 compared to net charge-offs and write-downs of $649,677 in 2002. The lower amount in 2003 is primarily due to $604,686 in write-downs taken prior to the sale of non-performing loans in 2002. The provision for loan losses was $99,996 in 2003 compared to $120,000 in 2002. The allowance represented 1.12% of total loans at year-end 2003 versus 1.21% at year-end 2002. The increase in the allowance resulted from provisions and recoveries exceeding loan charge-offs in 2003.

Total classified loans, excluding special mention loans, as of December 31, 2003 and 2002 were $4,046,955 and $3,333,767, respectively. Total non-performing loans amounted to $1,157,957 and $684,760 for the respective years. Non-performing loans include loans 90 days or more past due, which were $1,107,023 at December 31, 2003 and $558,738 at the end of 2002. The increase in non-performing loans was largely due to one residential mortgage loan that was over 90 days past due at year-end 2003. At December 31, 2003 and 2002 the respective amount of impaired loans was $777,632 and $105,354, respectively. At December 31, 2003 the impaired loan amount included $726,698 of performing loans that remained on accrual status. Loans 30 to 89 days delinquent were $3,397,736 at December 31, 2003 compared to $4,542,125 at year-end 2002.

Noninterest Income and Expense

Total noninterest income increased $1,365,918, or 27.51%, to $6,330,577 for 2003. Net gains on sales of loans increased by $1,217,454, or 55.26%, accounting for 89.13% of the total increase in noninterest income. The Bank sold approximately $173 million of loans into the secondary market during 2003. Customer service fees increased by $146,711, or 8.53%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. The realized gain in

Management’s Discussion and Analysis (continued)

Charter Holding Corp. (CHC) decreased by $31,935, or 28.16%, to $81,489 for the year ended December 31, 2003, from $113,424 for the year ended December 31, 2002. The gain represents the Bank’s one-third interest in Charter Trust.

Total noninterest expenses decreased $169,052, or 1.31%, to $12,710,641 for the year ended December 31, 2003, from $12,879,693 for the year ended December 31, 2002.

•	Salaries and employee benefits decreased $788,253, or 11.94%, to $5,814,729 for the year ended December 31, 2003, compared to $6,602,982 for the year ended December 31, 2002. Gross salaries and benefits paid decreased by $69,162, or 0.83%, to $8,260,860 for the year ended December 31, 2003, compared to $8,330,022 for the year ended December 31, 2002. Normal salary adjustments, commission increases associated with the increased origination of loans, and the costs associated with the Bank’s employee incentive program were mitigated by a one-time insurance re-imbursement generated from the Bank’s self-funded group health insurance program. These increases were offset by the deferral of expenses in the amount of $2,446,131 for the year ended December 31, 2003, compared to $1,727,040 for the year ended December 31, 2002, a change of $719,091.

•	Occupancy expenses decreased by $102,973, or 4.35%, to $ 2,264,909, due to several pieces of equipment being fully depreciated during 2003.

•	Advertising and promotion increased in the amount of $19,620, or 8.71%, to $ 244,886, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings.

•	Professional services increased by $21,925, or 4.55%, to $503,542 for the year ended December 31, 2003.

•	Outside services increased by $100,476, or 28.71%, to $450,436 for the year ended December 31, 2003, due to expenses paid to several consultants used by the Bank for data processing and accounting services.

•	ATM expenses increased in the amount of $75,006, or 28.82%, to $335,270 for the year ended December 31, 2003, compared to $260,264 for the year ended December 31, 2002. Increased usage and fees associated with Debit card transactions contributed to the increase. These expenses were offset by fees derived from ATM usage, which are included in customer service fees.

•	Amortization of mortgage servicing rights (MSR) increased in the amount of $412,806, or 222.56%, to $598,287 for the year ended December 31, 2003, due to the accelerated amortization costs caused by the increased volume of prepayments on mortgage loans. The Bank amortizes MSRs collected over a five-year period. Because higher than normal prepayments occurred during 2003 due to high refinancings, the unamortized portion of the MSRs was required to be expensed.

•	Other expenses increased in the amount of $34,706, or 1.71%, to $2,066,182 for the year ended December 31, 2003, as compared to $2,031,476 for the year ended December 31, 2002.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 6, 2005 (except for Note 16, which

    is dated February 14, 2005)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2004	2003
ASSETS
Cash and due from banks	$13,243,625	$12,107,645
Federal Home Loan Bank overnight deposit	8,300,000	6,418,370

Total cash and cash equivalents	21,543,625	18,526,015
Securities available-for-sale	118,541,311	121,009,752
Securities held-to-maturity (fair value of $3,063,200)	—	3,001,145
Federal Home Loan Bank stock	4,879,200	2,167,800
Loans held-for-sale	1,295,000	869,540
Loans receivable, net of the allowance for loan losses of $4,019,450 as of December 31, 2004 and $3,898,650 as of December 31, 2003	413,808,290	344,572,715
Accrued interest receivable	1,938,421	1,941,059
Premises and equipment, net	9,700,477	9,305,828
Investments in real estate	357,119	524,925
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,135,834	3,124,955
Other assets	8,174,789	9,062,481

Total assets	$595,514,082	$526,246,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$29,361,525	$31,296,606
Interest-bearing	403,710,055	397,179,941

Total deposits	433,071,580	428,476,547
Federal Home Loan Bank advances	75,000,000	22,000,000
Securities sold under agreements to repurchase	13,647,969	12,364,124
Guaranteed preferred beneficial interest in junior subordinated debentures	—	16,400,000
Subordinated debentures	20,620,000	—
Accrued expenses and other liabilities	9,339,516	7,880,964

Total liabilities	551,679,065	487,121,635

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 5,000,000 shares authorized, 4,167,180 shares issued and outstanding as of December 31, 2004 and 2,542,908 shares issued and 2,008,690 shares outstanding as of December 31, 2003	41,672	25,429
Paid-in capital	16,308,031	19,510,646
Retained earnings	27,622,080	24,404,156
Accumulated other comprehensive (loss) income	(136,766)	73,974

	43,835,017	44,014,205
Treasury stock, at cost, 534,218 shares as of December 31, 2003	—	(4,889,609)

Total shareholders’ equity	43,835,017	39,124,596

Total liabilities and shareholders’ equity	$595,514,082	$526,246,231

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2004	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$20,087,762	$17,794,613	$20,909,788
Interest on debt investments Taxable	5,006,925	3,544,050	3,730,675
Dividends	138,797	79,913	104,891
Other	51,100	75,116	387,982

Total interest and dividend income	25,284,584	21,493,692	25,133,336

INTEREST EXPENSE
Interest on deposits	3,195,078	4,039,149	8,506,730
Interest on advances and other borrowed money	1,200,467	53,115	—
Interest on debentures	1,967,354	1,547,136	1,547,135
Interest on securities sold under agreements to repurchase	154,351	96,257	269,154

Total interest expense	6,517,250	5,735,657	10,323,019

Net interest and dividend income	18,767,334	15,758,035	14,810,317

PROVISION FOR LOAN LOSSES	74,997	99,996	120,000

Net interest and dividend income after provision for loan losses	18,692,337	15,658,039	14,690,317

NONINTEREST INCOME
Customer service fees	2,069,598	1,866,250	1,719,539
Net gain on sales and calls of securities	392,813	227,687	146,473
Net gain on sale of loans	595,231	3,420,714	2,203,260
Rental income	495,319	494,950	483,484
Realized gain in Charter Holding Corp.	155,278	81,489	113,424
Brokerage service income	192,617	108,818	109,398
Other income	173,711	130,669	189,081

Total noninterest income	4,074,567	6,330,577	4,964,659

NONINTEREST EXPENSES
Salaries and employee benefits	6,789,734	5,814,729	6,602,982
Occupancy expenses	2,324,876	2,264,909	2,367,882
Advertising and promotion	308,643	244,886	225,266
Depositors’ insurance	65,254	67,151	72,828
Professional services	526,055	503,542	481,617
Outside services	588,772	450,436	349,960
ATM processing fees	457,700	335,270	260,264
Amortization of mortgage servicing rights in excess of mortgage servicing income	208,376	598,287	185,481
Write-off of issuance cost due to prepayment of debentures	758,408	—	—
Supplies	305,209	364,631	319,562
Net loss (gain) on sales of premises, equipment, investment in real estate, other real estate owned and other assets	44,104	618	(17,625)
Other expenses	2,128,170	2,066,182	2,031,476

Total noninterest expenses	14,505,301	12,710,641	12,879,693

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(continued)

For the years ended December 31,	2004	2003	2002
INCOME BEFORE PROVISION FOR INCOME TAXES	8,261,603	9,277,975	6,775,283

PROVISION FOR INCOME TAXES	3,163,510	3,506,522	2,475,295

NET INCOME	$5,098,093	$5,771,453	$4,299,988

Earnings per common share	$1.23	$1.46	$1.10

Earnings per common share, assuming dilution	$1.20	$1.42	$1.09

Dividends declared per common share	$.45	$.36	$.32

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2004	2003	2002
COMMON STOCK
Balance, beginning of year	$25,429	$24,899	$24,798
Exercise of stock options (149,800 shares in 2004, 105,900 shares in 2003 and 20,200 shares in 2002)	749	530	101
Retirement of treasury stock	(5,342)	—	—
Stock split in form of stock dividend	20,836	—	—

Balance, end of year	$41,672	$25,429	$24,899

PAID-IN CAPITAL
Balance, beginning of year	$19,510,646	$18,402,577	$18,110,685
Increase on issuance of common stock from the exercise of stock options	1,397,249	968,148	134,365
Increase on issuance of treasury stock from the exercise of stock options	—	—	122,400
Tax benefit for stock options	284,403	139,921	35,127
Retirement of treasury stock	(4,884,267)	—	—

Balance, end of year	$16,308,031	$19,510,646	$18,402,577

RETAINED EARNINGS
Balance, beginning of year	$24,404,156	$20,052,439	$16,986,069
Net income	5,098,093	5,771,453	4,299,988
Cash dividends paid	(1,859,333)	(1,419,736)	(1,233,618)
Stock split in form of stock dividend	(20,836)	—	—

Balance, end of year	$27,622,080	$24,404,156	$20,052,439

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$73,974	$102,195	$(1,301,372)
Net unrealized holding (loss) gain on securities available-for-sale, net of tax effect	(210,740)	(28,221)	981,581
Minimum pension liability adjustment, net of tax effect	—	—	421,986

Balance, end of year	$(136,766)	$73,974	$102,195

TREASURY STOCK
Balance, beginning of year	$(4,889,609)	$(4,816,114)	$(4,854,285)
Shares repurchased, (0 shares in 2004, 6,368 shares in 2003 and 0 shares in 2002 )	—	(73,495)	—
Exercise of stock options, (0 shares in 2004, 0 shares in 2003 and 23,700 shares in 2002)	—	—	38,171
Shares retired, (534,218 shares in 2004, 0 shares in 2003 and 0 shares in 2002)	4,889,609	—	—

Balance, end of year	$—	$(4,889,609)	$(4,816,114)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2004	2003	2002
Net income	$5,098,093	$5,771,453	$4,299,988

Other comprehensive (loss) income
Net unrealized holding (loss) gain on securities available-for-sale, net of tax effect	(210,740)	(28,221)	981,581
Minimum pension liability adjustment	—	—	421,986

Total other comprehensive (loss) income	(210,740)	(28,221)	1,403,567

Comprehensive income	$4,887,353	$5,743,232	$5,703,555

Reclassification disclosure for the years ended December 31:

	2004	2003	2002
Net unrealized gains on available-for-sale securities	$43,848	$116,850	$1,835,982
Reclassification adjustment for realized gains in net income	(392,813)	(227,687)	(146,473)

Other comprehensive (loss) income before income tax effect	(348,965)	(110,837)	1,689,509
Income tax benefit (expense)	138,225	82,616	(707,928)

Other comprehensive (loss) income, net of tax	$(210,740)	$(28,221)	$981,581

Minimum pension liability adjustment	$—	$—	$692,462
Income tax expense	—	—	(270,476)

	$—	$—	$421,986

Accumulated other comprehensive (loss) income consists of the following as of December 31:

	2004	2003	2002
Net unrealized (losses) gains on available-for-sale securities, net of taxes	$(136,766)	$73,974	$102,195
Minimum pension liability adjustment, net of taxes	—	—	—

Accumulated other comprehensive (loss) income	$(136,766)	$73,974	$102,195

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$5,098,093	$5,771,453	$4,299,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,219,145	1,360,447	1,307,149
Net decrease (increase) in mortgage servicing rights	53,164	(660,982)	(270,471)
Amortization (accretion) of securities, net	700,566	688,220	(26,923)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	27,948	30,136	30,135
Write-off of issuance cost due to prepayment of debentures	758,408	—	—
Amortization of fair value adjustments, net	12,073	12,073	12,073
Net (increase) decrease in loans held-for-sale	(425,460)	4,686,879	3,079,613
Writedown of premises and equipment	—	—	20,912
Net loss (gain) on sales of premises, equipment, investment in real estate, other real estate owned and other assets	44,104	618	(17,625)
Net (gain) loss on sales and calls of debt securities	(392,813)	(227,687)	(146,473)
Increase in investment in Charter Holding Corp., at equity	(10,879)	(81,489)	(113,424)
Provision for loan losses	74,997	99,996	120,000
Deferred tax expense	378,216	1,046,854	811,907
Decrease (increase) in accrued interest receivable and other assets	871,120	(897,335)	(273,167)
Change in deferred loan origination costs, net	(363,267)	(231,339)	(1,109)
Increase (decrease) in accrued expenses and other liabilities	1,218,561	(1,641,683)	1,099,764

Net cash provided by operating activities	9,263,976	9,956,161	9,932,349

Cash flows from investing activities:
Proceeds from sales of other real estate owned	—	17,050	67,189
Proceeds from sales of other assets	—	—	6,570
Proceeds from sale of equipment	23,000	3,000	—
Proceeds from sale of investment in real estate	377,734	—	—
Capital expenditures - investment in real estate	(48,985)	—	—
Capital expenditures - software	—	(71,500)	(328,894)
Capital expenditures - premises and equipment	(1,436,944)	(929,547)	(536,466)
Investment in unconsolidated subsidiaries	(620,000)	—	—
Proceeds from maturities of securities held-to-maturity	3,000,000	—	1,000,000
Proceeds from sales of securities available-for-sale	28,635,547	36,241,623	28,873,099
Purchases of securities available-for-sale	(73,050,663)	(202,664,999)	(98,152,915)
Proceeds from maturities of securities available-for-sale	46,227,984	125,297,605	41,023,582
Purchase of Federal Home Loan Bank stock	(2,711,400)	—	—
Redemption of Federal Home Loan Bank stock	—	203,600	75,400
Loan originations and principal collections, net	(66,031,932)	(26,879,732)	21,187,774
Purchases of loans	(2,987,986)	(439,629)	(1,294,008)
Recoveries of loans previously charged off	60,540	9,588	38,222

Net cash used in investing activities	(68,563,105)	(69,212,941)	(8,040,447)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2004	2003	2002
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	14,388,246	4,217,767	45,354,416
Net decrease in time deposits	(9,793,213)	(5,069,640)	(38,762,990)
Redemption of capital debentures	(16,400,000)	—	—
Proceeds from issuance of subordinated debentures	20,299,196	—	—
(Decrease) increase in short-term advances from Federal Home Loan Bank	(19,000,000)	9,000,000	—
Principal advances from Federal Home Loan Bank	75,000,000	13,000,000	—
Repayment of advances from Federal Home Loan Bank	(3,000,000)	—	—
Net increase (decrease) in repurchase agreements	1,283,845	3,772,026	(10,462,280)
Repurchase of treasury stock	—	(73,495)	—
Dividends paid	(1,859,333)	(1,419,736)	(1,233,618)
Proceeds from exercise of stock options	1,397,998	968,678	295,037

Net cash provided by (used in) financing activities	62,316,739	24,395,600	(4,809,435)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,017,610	(34,861,180)	(2,917,533)
CASH AND CASH EQUIVALENTS, beginning of year	18,526,015	53,387,195	56,304,728

CASH AND CASH EQUIVALENTS, end of year	$21,543,625	$18,526,015	$53,387,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,450,630	$5,729,557	$10,699,568

Income taxes paid	$2,140,386	$2,620,972	$1,728,728

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other assets	$—	$—	$2,506

Transfers from loans to real estate acquired through foreclosure	$—	$—	$23,796

Transfers from loans to loans held-for-sale	$—	$—	$1,368,835

Real estate owned transferred to loans	$—	$—	$50,000

Transfer from premises and equipment to investments in real estate	$225,446	$159,852	$—

Transfer from investments in real estate to premises and equipment	$—	$100,446	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.	Summary of significant accounting policies:

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

NHTB Capital Trust II and NHTB Capital Trust III, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2004 and 2003 includes $4,738,000 and $4,342,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines that are other than temporary in the fair value of individual available-for-sale securities below their cost result in write-downs of the individual securities to their fair value. There were no write-downs for the years ended 2004, 2003 and 2002, respectively.

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

At December 31, 2004 and 2003 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Investment in real estate - Investment in real estate is carried at the lower of cost or estimated fair value. The buildings are being depreciated over their useful lives. The properties consist of two buildings that the Company rents for commercial purposes. Rental income is recorded in income when received and expenses for maintaining these assets are charged to expense as incurred.

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

Loans held-for-sale - Fair values of loans held-for-sale are based on estimated market values.

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

Junior subordinated debentures and subordinated debentures - Fair values of the guaranteed preferred beneficial interests in junior subordinated debentures are based on the quoted market prices of the NHTB Capital Trust I Capital Securities. Fair values of subordinated debentures are estimated using discounted cash flow analyses, using interest rates currently being offered for debentures with similar terms.

Off-balance sheet instruments - Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Notes to Consolidated Financial Statements

NOTE 1.	Summary of significant accounting policies: (continued)

Stock based compensation - At December 31, 2004, the Company has four fixed stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Stock-Based Payments, to stock-based employee compensation.

For the years ended December 31,	2004	2003	2002
Net income, as reported	$5,098,093	$5,771,453	$4,299,988
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	652,078	324,178

Pro forma net income	$5,098,093	$5,119,375	$3,975,810

Earnings per share:
Basic - as reported	$1.23	$1.46	$1.10
Basic - pro forma	$1.23	$1.29	$1.02
Diluted - as reported	$1.20	$1.42	$1.09
Diluted - pro forma	$1.20	$1.26	$1.01

Recent Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements

Reclassifications - Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Notes to Consolidated Financial Statements

NOTE 2.	Issuance of Capital Securities:

In August, 1999, NHTB Capital Trust I (“Trust I”), a wholly owned subsidiary of the Company, sold capital securities to the public. The capital securities sold consisted of 1,640,000 9.25% Capital Securities I with a $10.00 liquidation amount for each capital security, for a total of $16,400,000. The capital securities were fully guaranteed by the Company. Each capital security paid a cumulative quarterly distribution at the annual rate of 9.25% of the liquidation amounts. Each capital security represented an undivided preferred beneficial interest in the assets of Trust I. Trust I used the proceeds of the above sale and the proceeds of the sale of its common securities to the Company to buy $16,907,300 of 9.25% subordinated debentures (“Debentures I”) issued by the Company. These Debentures I were due to mature on September 20, 2029. The Debentures I had the same financial terms as the capital securities. The Company made interest payments and other payments under Debentures I to Trust I. The Company’s obligations under the Debentures I were unsecured and ranked junior to all of the Company’s other borrowings, except borrowings that by their terms ranked equal or junior to the subordinated debentures. The Company guaranteed the payment by Trust I of the amounts that were required to be paid on the capital securities, to the extent that Trust I had funds available for such payments.

Trust I were mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company had the right to redeem Debentures I, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date. On September 30, 2004, the Company redeemed Capital Securities I in its entirety and recognized $758,408 in unamortized offering expenses resulting from the issuance of Capital Securities I.

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III are being used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Notes to Consolidated Financial Statements

NOTE 2.	Issuance of Capital Securities: (continued)

Capital Securities III accrue and pay distributions quarterly based on the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

NOTE 3.	Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2004:
Bonds and notes -
U. S. Government, including agencies	$30,079,787	$3,697	$214,421	$29,869,063
Mortgage-backed securities	72,065,872	335,994	509,496	71,892,370
Other bonds and debentures	16,137,737	112,229	55,288	16,194,678
Equity securities	484,386	100,814	—	585,200

Total available-for-sale	$118,767,782	$552,734	$779,205	$118,541,311

December 31, 2003:
Bonds and notes -
U. S. Government, including agencies	$39,059,281	$291,004	$63,344	$39,286,941
Mortgage-backed securities	58,009,781	151,236	540,819	57,620,198
Other bonds and debentures	23,333,810	290,200	43,897	23,580,113
Equity securities	484,386	38,114	—	522,500

Total available-for-sale	$120,887,258	$770,554	$648,060	$121,009,752

Held-to-maturity:
December 31, 2003:
Bonds and notes -
Other bonds and debentures	$3,001,145	$73,200	$11,145	$3,063,200

Total held-to-maturity	$3,001,145	$73,200	$11,145	$3,063,200

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of debt securities available-for-sale amounted to $28,635,547, $36,241,623 and $28,873,099, respectively. Gross gains of $369,494, $265,794 and $1,075,473, and gross losses of $8,757, $55 and $929,000, were realized during 2004, 2003 and 2002, respectively, on sales of available-for-sale debt securities. The tax provision applicable to these net realized gains amounted to $142,888, $105,259 and $58,018, respectively. There were no sales of available-for-sale equity securities during 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

NOTE 3.	Securities: (continued)

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2004:

Fair Value
U.S. Government, including agencies	$5,493,907

Total due in less than one year	$5,493,907

U.S. Government, including agencies	$24,375,156
Other bonds and debentures	12,774,604

Total due after one year through five years	$37,149,760

Other bonds and debentures	$1,542,774

Total due after five years through ten years	$1,542,774

Other bonds and debentures	$1,877,300

Total due after ten years	$1,877,300

There were no securities of issuers which exceeded 10% of shareholders’ equity as of December 31, 2004.

Securities, carried at $99,226,273 and $94,395,722 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2004 and 2003, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2004:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes -
U.S. Government, including agencies	$23,836,563	$214,421	$—	$—	$23,836,563	$214,421
Mortgage-backed securities	16,190,946	105,811	22,226,361	403,685	38,417,307	509,496
Other bonds and debentures	9,307,476	55,288	—	—	9,307,476	55,288

Total temporarily impaired securities	$49,334,985	$375,520	$22,226,361	$403,685	$71,561,346	$779,205

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2004 consist of debt securities issued by U.S. government corporations and agencies and corporate debt with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term, and due to the securities’ relative short duration, anticipates that the unrealized losses that currently exist will be reduced going forward.

Notes to Consolidated Financial Statements

NOTE 4.	Loans receivable:

Loans receivable consisted of the following as of December 31:

	2004	2003
Real estate loans
Conventional	$233,429,745	$204,282,408
Construction	21,756,712	15,241,362
Commercial	86,660,465	67,326,286

	341,846,922	286,850,056
Consumer loans	57,449,583	43,880,983
Commercial and municipal loans	16,722,853	16,283,138
Unamortized adjustment to fair value	60,368	72,441

Total loans	416,079,726	347,086,618
Allowance for loan losses	(4,019,450)	(3,898,650)
Deferred loan origination costs, net	1,748,014	1,384,747

Loans receivable, net	$413,808,290	$344,572,715

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2004	2003	2002
BALANCE, beginning of year	$3,898,650	$3,875,708	$4,405,385
Charged-off loans	(14,737)	(86,642)	(83,213)
Writedowns of nonperforming loans transferred to loans held-for-sale	—	—	(604,686)
Recoveries	60,540	9,588	38,222
Provision for loan losses charged to income	74,997	99,996	120,000

BALANCE, end of year	$4,019,450	$3,898,650	$3,875,708

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2004. Total loans to such persons and their companies amounted to $1,666,128 as of December 31, 2004. During 2004 principal advances of $899,028 were made and principal payments totaled $360,981.

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

	December 31,
	2004	2003
Nonaccrual loans	$293,203	$1,157,957

Accruing loans which are 90 days or more overdue	$—	$—

Impaired loans as of December 31,	2004	2003
Recorded investment in impaired loans at December 31	$902,458	$777,632
Portion of allowance for loan losses allocated to impaired loans	$141,666	$116,645
Net balance of impaired loans	$760,792	$660,987
Recorded investment in impaired loans with a related allowance for credit losses	$902,458	$777,632

Years Ended December 31,	2004	2003	2002
Average recorded investment in impaired loans	$479,096	$425,009	$770,979
Interest income recognized on impaired loans	$50,701	$22,770	$68,916
Interest income on impaired loans on a cash basis	$2,748	$8,945	$68,916

Notes to Consolidated Financial Statements

NOTE 4.	Loans receivable: (continued)

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

	2004	2003
Sold loans	$293,569,964	$289,825,192

Participation loans	$12,782,673	$7,672,024

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2004 and 2003 was $2,281,309 and $2,334,473, respectively.

Servicing assets of $859,564, $1,837,297 and $1,141,341 were capitalized in 2004, 2003 and 2002, respectively. Amortization of servicing assets was $944,959 in 2004, $1,293,748 in 2003 and $802,540 in 2002.

The fair value of servicing assets was $3,021,319 and $2,945,009 as of December 31, 2004 and 2003, respectively. Following is an analysis of the aggregate changes in the valuation allowances for servicing assets:

	2004	2003
Balance, beginning of year	$61,115	$178,548
Decrease	(32,231)	(117,433)

Balance, end of year	$28,884	$61,115

NOTE 5.	Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2004	2003
Land	$1,128,768	$1,221,249
Buildings and premises	10,329,871	9,702,994
Furniture, fixtures and equipment	5,334,432	4,709,441

	16,793,071	15,633,684
Less - Accumulated depreciation	7,092,594	6,327,856

	$9,700,477	$9,305,828

Depreciation expense amounted to $797,630, $949,931 and $976,746 for the years ending December 31, 2004, 2003 and 2002, respectively.

NOTE 6.	Deposits:

The following is a summary of maturities of time deposits as of December 31, 2004:

2005	$80,295,399
2006	16,589,390
2007	2,332,673
2008	1,077,851
2009	1,289,401

$101,584,714

Notes to Consolidated Financial Statements

NOTE 6.	Deposits: (continued)

Deposits from related parties held by the Bank as of December 31, 2004 and 2003 amounted to $5,495,567 and $3,786,673, respectively.

As of December 31, 2004 and 2003, time deposits include $28,654,490 and $29,813,003, respectively of certificates of deposit with a minimum balance of $100,000.

NOTE 7.	Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

As of December 31, 2004, FHLB advances totaled $75,000,000 with $55,000,000 maturing in 2005 and $20,000,000 maturing in May 2006. At December 31, 2004 the interest rates on FHLB advances ranged from 2.05% to 3.09%. The weighted average interest rate at December 31, 2004 is 2.53%.

Advances are secured by the Company’s stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agency securities not otherwise pledged.

NOTE 8.	Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2004 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9.	Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2004	2003	2002
Current tax expense	$2,785,294	$2,459,668	$1,663,388
Deferred tax expense	378,216	1,046,854	811,907

Total income tax expense	$3,163,510	$3,506,522	$2,475,295

The reasons for the difference between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2004	2003	2002
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(.3)	(.1)	(.1)
Dividends received deduction	(1.2)	(.9)	(1.1)
Other, net	5.7	4.8	3.7

Effective tax rates	38.2%	37.8%	36.5%

Notes to Consolidated Financial Statements

NOTE 9.	Income taxes: (continued)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2004	2003
Deferred tax assets:
Interest on non-performing loans	$2,052	$21,255
Allowance for loan losses	1,238,003	1,148,977
Deferred compensation	115,128	47,686
Deferred retirement expense	167,660	147,975
Accrued directors fees	56,175	55,021
Net unrealized holding loss on securities available-for-sale	89,705	—
Other	13,128	10,103

Gross deferred tax assets	1,681,851	1,431,017

Deferred tax liabilities:
Deferred loan costs, net of fees	692,011	524,996
Prepaid pension	954,206	986,839
Accelerated depreciation	819,319	688,181
Net unrealized holding gain on securities available-for-sale	—	48,520
Purchased goodwill	888,216	592,144
Mortgage servicing rights	903,626	925,873

Gross deferred tax liabilities	4,257,378	3,766,553

Net deferred tax liabilities	$(2,575,527)	$(2,335,536)

As of December 31, 2004, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10.	Stock compensation plans:

At December 31, 2004, the Company has four fixed stock-based employee compensation plans. Under the plans, amounts equal to 10% of the issued and outstanding common stock of the Company were reserved for future issuance. As of December 31, 2004 all such options had been granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

There were no options granted in 2004. The fair value of each option granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Weighted risk-free interest rate	4.36%	5.13%
Weighted expected life	10 years	10 years
Weighted expected volatility	22.3%	19.3%
Weighted expected dividend yield	2.78% per year	3.5% per year

No modifications have been made to the terms of the option agreements.

Notes to Consolidated Financial Statements

NOTE 10.	Stock compensation plans: (continued)

A summary of the status of the Company’s fixed stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	522,800	$10.45	410,700	$8.74	281,600	$8.21
Granted	—	—	218,000	13.05	200,000	9.13
Exercised	(149,800)	9.33	(105,900)	9.15	(43,900)	6.72
Forfeited	—	—	—	—	(27,000)	9.41

Outstanding at end of year	373,000	$10.90	522,800	$10.45	410,700	$8.74

Options exercisable at year-end	373,000		522,800		410,700
Weighted-average fair value of options granted during the year	N/A		$3.29		$1.95

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/04	Remaining Contractual Life
5.0625	1,200	1.42 years
6.25	8,000	1.92 years
7.375	33,200	4.50 years
9.125	100,600	7.50 years
10.50	61,000	3.00 years
13.05	169,000	8.75 years

10.90	373,000	6.92 years

NOTE 11.	Employee benefit plans:

Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

Notes to Consolidated Financial Statements

NOTE 11.	Employee benefit plans: (continued)

The following tables set forth information about the plan, using a measurement date of November 30 for 2004 and December 31 for 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,357,510	$3,998,524	$3,705,620
Service cost	442,543	314,033	216,417
Interest cost	305,205	244,762	274,849
Liability loss (gain)	601,796	(87,600)	186,921
Benefits paid	(272,556)	(112,209)	(531,493)
Plan amendments	(152,055)	—	146,210

Benefit obligation at end of year	5,282,443	4,357,510	3,998,524

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,056,841	2,953,827	2,531,653
Actual return on plan assets	272,029	770,102	(210,255)
Employer contribution	356,326	1,445,121	1,163,922
Benefits paid	(272,556)	(112,209)	(531,493)

Fair value of plan assets at end of year	5,412,640	5,056,841	2,953,827

Funded status	130,197	699,331	(1,044,697)
Unrecognized net loss	2,256,178	1,617,519	2,280,225
Unrecognized prior service cost	22,629	174,477	183,875

Prepaid pension cost	$2,409,004	$2,491,327	$1,419,403

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 3.5% at December 31, 2004, 6.5% and 3.5% at December 31, 2003 and 7.0% and 3.5% at December 31, 2002, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $3,962,941 and $3,477,702 at December 31, 2004 and 2003, respectively.

Components of net periodic cost:

	Years Ended December 31,
	2004	2003	2002
Service cost	$442,543	$314,033	$216,417
Interest cost on benefit obligation	305,205	244,762	274,849
Expected return on assets	(413,929)	(289,033)	(274,469)
Amortization of unrecognized prior service cost	(207)	9,398	9,398
Amortization of unrecognized net loss	105,037	94,037	76,594

Net periodic cost	$438,649	$373,197	$302,789

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%
Increase in future compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

Notes to Consolidated Financial Statements

NOTE 11.	Employee benefit plans: (continued)

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

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
	2004	Percent	2003	Percent
Asset Category
Equity securities	$3,418,992	63.2%	$3,315,844	65.6%
Corporate debt securities	684,872	12.6	465,102	9.2
U.S. Government and agency securities	1,267,607	23.4	1,189,894	23.5
Money Market	41,169	0.8	86,001	1.7

Total	$5,412,640	100.0%	$5,056,841	100.0%

15,000 shares of the Company were included in plan assets as of December 31, 2004 and 2003. The fair value of the shares on those dates was $442,800 (8.2% of total plan assets) and $507,000 (10% of total plan assets), respectively. In addition, 4,700 Capital Securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, were included in plan assets as of December 31, 2003 with a fair value of $48,645 (.96% of total plan assets).

The investment policy for the defined benefit pension plan sponsored by Lake Sunapee Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2005 plan year and for the prior two years follows.

	Target Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset Category
Equity securities	40-65%	40-65%	61%
Corporate debt securities	10-35%	10-35%	13%
U.S. Government and agency securities	15-25%	15-25%	23%
Other	0-10%	0-10%	3%

			100%

The Bank expects to contribute $350,000 to the defined benefit pension plan in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2005	$124,020
2006	129,833
2007	130,055
2008	151,474
2009	153,375
Years 2010-2014	1,254,933

Notes to Consolidated Financial Statements

NOTE 11.	Employee benefit plans: (continued)

Profit Sharing - Stock Ownership Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2004, 2003 and 2002, participating employees’ contributions totaled $336,034, $295,090 and $255,160, respectively. The Bank made a matching contribution of $30,000 for 2004, $40,000 for 2003 and $20,000 for 2002. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2004 and 2003, the maximum potential amount of the Company’s obligation was $1,903,865 and $2,005,230, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The Company has issued commitments to extend credit, letters of credit and has approved lines of credit loans to specific individuals and companies. The financial instruments outstanding whose contract amounts represent credit risk are as follows as of December 31:

	2004	2003
Commitments to extend credit	$17,191,541	$21,524,995

Letters of credit	$1,903,865	$2,005,230

Lines of credit	$54,876,120	$31,669,000

Notes to Consolidated Financial Statements

NOTE 12.	Commitments and contingencies: (continued)

As of December 31, 2004, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between September 30, 2005 and September 30, 2012. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2004:

2005	$259,924
2006	212,574
2007	165,071
2008	106,893
2009	85,521
Years thereafter	48,054

Total minimum lease payments	$878,037

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $260,078, $222,094 and $244,241 for the years ended December 31, 2004, 2003 and 2002, respectively.

In September 2004 the Company signed a lease agreement for property located in Enfield, New Hampshire. Monthly payments of $2,000 will commence once construction is complete and will continue for a term of five years.

In November 2004 the Company signed a lease agreement for property located in Claremont, New Hampshire. Monthly payments of $2,500 will commence once construction is complete and will continue for a term of five years.

NOTE 13.	Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2004.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2004 includes $2,069,898 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 39%.

Notes to Consolidated Financial Statements

NOTE 14.	Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2004
Basic EPS
Net income and income available to common shareholders	$5,098,093	4,140,828	$1.23
Effect of dilutive securities, options		115,702

Diluted EPS
Income available to common shareholders and assumed conversions	$5,098,093	4,256,530	$1.20

Year ended December 31, 2003
Basic EPS
Net income and income available to common shareholders	$5,771,453	3,957,626	$1.46
Effect of dilutive securities, options		109,226

Diluted EPS
Income available to common shareholders and assumed conversions	$5,771,453	4,066,852	$1.42

Year ended December 31, 2002
Basic EPS
Net income and income available to common shareholders	$4,299,988	3,901,232	$1.10
Effect of dilutive securities, options		30,858

Diluted EPS
Income available to common shareholders and assumed conversions	$4,299,988	3,932,090	$1.09

NOTE 15.	Regulatory matters:

The Bank is subject to various capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum regulatory requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital requirements to which it is subject.

Notes to Consolidated Financial Statements

NOTE 15.	Regulatory matters: (continued)

As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory frame work for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$45,906	12.04%	$30,472	≥8.0%	$38,090	≥10.0%
Core Capital (to Adjusted Tangible Assets)	45,805	7.87	23,296	≥4.0	29,120	≥5.0
Tangible Capital (to Tangible Assets)	45,805	7.87	8,736	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	45,805	12.03	N/A	N/A	22,854	≥6.0

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	38,751	11.88	26,093	≥8.0	32,617	≥10.0
Core Capital (to Adjusted Tangible Assets)	38,777	7.56	20,505	≥4.0	25,631	≥5.0
Tangible Capital (to Tangible Assets)	38,777	7.56	7,689	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	38,777	11.89	N/A	N/A	19,570	≥6.0

NOTE 16.	Stock split:

In February 2005, the Company approved a two-for-one stock split, in the form of a 100% stock dividend, of the Company’s common stock. The record date for the stock split was February 14, 2005. All per share amounts, references to common stock, shareholders’ equity amounts and stock option plan data have been restated as if the stock split had occurred as of the earliest period presented.

Earnings per share was reduced by $1.23, $1.46 and $1.10 basic and $1.20, $1.42 and $1.10 assuming dilution in 2004, 2003 and 2002, respectively. Dividends declared per share was reduced by $0.45, $0.36 and $0.32 for 2004, 2003 and 2002, respectively.

NOTE 17.	Fair value of financial instruments:

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,543,625	$21,543,625	$18,526,015	$18,526,015
Securities available-for-sale	118,541,311	118,541,311	121,009,752	121,009,752
Securities held-to-maturity	—	—	3,001,145	3,063,200
Federal Home Loan Bank stock	4,879,200	4,879,200	2,167,800	2,167,800
Loans held-for-sale	1,295,000	1,304,013	869,540	874,469
Loans, net	413,808,290	414,898,000	344,572,715	349,517,000
Accrued interest receivable	1,938,421	1,938,421	1,941,059	1,941,059

Notes to Consolidated Financial Statements

NOTE 17.	Fair value of financial instruments: (continued)

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Deposits	$433,071,580	$433,488,000	$428,476,547	$429,101,000
FHLB advances	75,000,000	74,910,000	22,000,000	22,000,000
Securities sold under agreements to repurchase	13,647,969	13,647,969	12,364,124	12,364,124
Guaranteed preferred beneficial interests in junior subordinated debentures	—	—	16,400,000	17,072,400
Subordinated debentures	20,620,000	20,620,000	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.

NOTE 18.	Condensed parent company financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

		2004	2003
ASSETS
Cash in Lake Sunapee Bank		$5,112,004	$3,079,384
Investment in subsidiary, Lake Sunapee Bank		58,035,674	51,223,466
Investment in subsidiary, NHTB Capital Trust I		—	507,300
Investment in subsidiary, NHTB Capital Trust II		310,000	—
Investment in subsidiary, NHTB Capital Trust III		310,000	—
Deferred expenses		315,457	781,009
Advances to Lake Sunapee Bank		418,872	433,285
Other assets		7,068	7,452

Total assets		$64,509,075	$56,031,896

OTHER LIABILITIES
Subordinated debentures		$20,620,000	$16,907,300
Other liabilities		54,058	—

Total liabilities		20,674,058	16,907,300

SHAREHOLDERS’ EQUITY		43,835,017	39,124,596

Total liabilities and shareholders’ equity		$64,509,075	$56,031,896

CONDENSED STATEMENTS OF INCOME

	2004	2003	2002
Dividends from subsidiary, Lake Sunapee Bank	$—	$2,000,000	$3,500,000
Dividends from subsidiaries, NHTB Capital Trust I, II and III	25,035	46,925	46,925
Interest expense on subordinated debentures	1,939,406	1,594,061	1,594,060
Net operating (loss) income including tax benefit	(10,484)	393,439	435,227

(Loss) income before equity in earnings of subsidiaries	(1,924,855)	846,303	2,388,092
Equity in undistributed earnings of subsidiaries	7,022,948	4,925,150	1,911,896

Net income	$5,098,093	$5,771,453	$4,299,988

Notes to Consolidated Financial Statements

NOTE 18.	Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flows from operating activities:
Net income	$5,098,093	$5,771,453	$4,299,988
(Increase) decrease in accounts receivable	(2,363)	(1,168)	12,713
Increase in accrued interest payable	40,502	—	—
Increase (decrease) in taxes payable	297,959	—	(11,378)
Decrease (increase) in taxes receivable	2,747	(622)	(2,125)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	27,948	30,136	30,135
Write off of issuance cost due to prepayment of debentures	758,408	—	—
Equity in undistributed earnings of subsidiaries	(7,022,948)	(4,925,150)	(1,911,896)

Net cash (used in) provided by operating activities	(799,654)	874,649	2,417,437

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(620,000)	—	—
Net change in advances to subsidiary, Lake Sunapee Bank	14,413	49,049	304,963

Net cash (used in) provided by investing activities	(605,587)	49,049	304,963

Cash flows from financing activities:
Redemption of capital debentures	(16,400,000)	—	—
Proceeds from issuance of subordinated debentures	20,299,196	—	—
Proceeds from exercise of stock options	1,397,998	968,678	295,037
Dividends paid	(1,859,333)	(1,419,736)	(1,233,618)
Repurchase of treasury stock	—	(73,495)	—

Net cash provided by (used in) financing activities	3,437,861	(524,553)	(938,581)

Net increase in cash	2,032,620	399,145	1,783,819
Cash, beginning of year	3,079,384	2,680,239	896,420

Cash, end of year	$5,112,004	$3,079,384	$2,680,239

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002, and therefore are not reprinted here.

Notes to Consolidated Financial Statements

NOTE 19.	Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2004 and 2003 follows:

	(In thousands, except earnings per share) 2004 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,021	$6,222	$6,538	$6,503
Interest expense	1,373	1,692	1,845	1,607

Net interest and dividend income	4,648	4,530	4,693	4,896
Provision for loan losses	25	25	25	—
Noninterest income	1,277	927	835	1,036
Noninterest expense	3,238	3,348	3,966	3,953

Income before income taxes	2,662	2,084	1,537	1,979
Income tax expense	1,008	805	627	724

Net income	$1,654	$1,279	$910	$1,255

Basic earnings per common share	$.40	$.31	$.22	$.30

Earnings per common share, assuming dilution	$.39	$.30	$.22	$.29

	(In thousands, except earnings per share) 2003 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$5,319	$5,300	$5,156	$5,719
Interest expense	1,647	1,406	1,343	1,340

Net interest and dividend income	3,672	3,894	3,813	4,379
Provision for loan losses	25	25	25	25
Noninterest income	1,362	1,884	1,999	1,086
Noninterest expense	3,070	3,379	2,921	3,341

Income before income taxes	1,939	2,374	2,866	2,099
Income tax expense	702	899	1,118	787

Net income	$1,237	$1,475	$1,748	$1,312

Basic earnings per common share	$0.32	$0.37	$0.44	$0.33

Earnings per common share, assuming dilution	$0.31	$0.36	$0.43	$0.32

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transistion Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

SEC Commission Number 17859

For the fiscal year ended:

December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act.

Yes  ☐    No  ☒

As of March 16, 2005 there were issued and outstanding 4,192,580 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price of June 30, 2004, of $15.880 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $65.9 million.

Documents Incorporated By Reference:

Part III of Form 10-K – Portions of the proxy statement for the 2005 Annual Meeting of Stockholders

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, and Andover, New Hampshire. The Bank had assets of approximately $595.5 milllion as of December 31, 2004.

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

In addition to the year-round regional population, the Upper Valley-Kearsarge-Lake Sunapee-Monadnock area has a sizable number of seasonal residents. In 1990, a total of over 3,600 seasonal dwellings were listed by the Census Bureau. Based on an occupancy rate of five persons per seasonal unit, the regional seasonal population can be estimated to be over 18,000 persons.

LENDING ACTIVITIES

The Bank’s loan portfolio totaled $416,079,726 at December 31, 2004, representing approximately 70% of total assets. As of December 31, 2004, approximately 82% of the mortgage loan portfolio had adjustable rates. As of December 31, 2004, the Bank had sold $293,569,964 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$320,089	76.94%	$271,610	78.27%	$256,428	80.19%
Construction	21,757	5.23	15,241	4.39	14,110	4.41
Consumer loans	57,450	13.81	43,881	12.65	32,256	10.09
Commercial and municipal loans	16,723	4.02	16,283	4.69	16,988	5.31

Total loans	416,019	100.00%	347,015	100.00%	319,782	100.00%
Unamortized adjustment to fair value	60		72		85
Allowance for loan losses	(4,019)		(3,899)		(3,876)
Deferred loan origination costs, net	1,748		1,385		1,153

Loans receivable, net	$413,808		$344,573		$317,144

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: – continued

	2001		2000
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$278,811	81.92%	$279,804	79.57%
Construction	16,644	4.89	16,333	4.64
Consumer loans	24,757	7.28	35,467	10.09
Commercial and municipal loans	20,128	5.91	20,058	5.70

Total loans	340,340	100.00%	351,662	100.00%
Unamortized adjustment to fair value	97		109
Allowance for loan losses	(4,405)		(4,433)
Deferred loan origination costs, net	1,151		1,050

Loans receivable, net	$337,183		$348,388

The following table sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2004:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$2,702,790	$1,837,242	$56,559,992	$61,100,024
Adjustable interest rates	3,378,151	7,996,982	269,371,765	280,746,898

	6,080,941	9,834,224	325,931,757	341,846,922

Collateral/Consumer Loans with:
Predetermined interest rates	872,629	6,255,939	742,990	7,871,558
Adjustable interest rates	275,645	3,485,586	45,816,794	49,578,025

	1,148,274	9,741,525	46,559,784	57,449,583

Commercial/Municipal Loans with:
Predetermined interest rates	227,862	4,004,625	1,302,128	5,534,615
Adjustable interest rates	6,818,783	1,688,043	2,681,412	11,188,238

	7,046,645	5,692,668	3,983,540	16,722,853

Unamortized adjustment to fair value	—	—	60,368	60,368

Totals	$14,275,860	$25,268,417	$376,535,449	$416,079,726

The preceding schedule includes $293,203 of non-performing loans categorized within the respective loan types.

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

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2004 and 2003 were $5,196,123 and $4,046,955, respectively.

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

As of December 31, 2004, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products.

NHTB Capital Trust II and III

NHTB Capital Trust II (the “Trust II”) and NHTB Capital Trust III (the “Trust III”) are statutory business trusts formed under the laws of the State of Delaware and are wholly-owned subsidiaries of the Company. On March 30, 2004, the Trust II issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, the Trust III issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. See Note 2 of Notes to Consolidated Financial Statements.

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

The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale, or held-for-trading. Please refer to Note 3 “Securities”, in the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed securities are as follows as of December 31, 2004:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$5,493,907	$5,515,196	2.84%

Total due in less than one year	5,493,907	5,515,196	2.84

U.S. Government, including agencies	24,375,156	24,564,591	3.31
Other bonds and debentures	12,774,604	12,828,555	5.20

Total due after one year through five years	37,149,760	37,393,146	3.96

Other bonds and debentures	1,542,774	1,540,000	6.44

Total due after five years through ten years	1,542,774	1,540,000	6.44

Other bonds and debentures	1,877,300	1,769,182	7.73

Total due after ten years	1,877,300	1,769,182	7.73

	$46,063,741	$46,217,524	4.04

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$30,079,787	$3,697	$214,421	$29,869,063
Mortgage-backed securities	72,065,872	335,994	509,496	71,892,370
Other bonds and debentures	16,137,737	112,229	55,288	16,194,678
Equity securities	484,386	100,814	—	585,200

Total available-for-sale securities	$118,767,782	$552,734	$779,205	$118,541,311

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$39,059,281	$291,004	$63,344	$39,286,941
Mortgage-backed securities	58,009,781	151,236	540,819	57,620,198
Other bonds and debentures	23,333,810	290,200	43,897	23,580,113
Equity securities	484,386	38,114	—	522,500

Total available-for-sale securities	$120,887,258	$770,554	$648,060	$121,009,752

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Bonds and notes-
Other bonds and debentures	$3,001,145	$73,200	$11,145	$3,063,200

Total held-to-maturity securities	$3,001,145	$73,200	$11,145	$3,063,200

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$23,902,013	$245,608	$—	$24,147,621
Mortgage-backed securities	14,328,508	176,809	—	14,505,317
Commercial paper	16,972,695	—	87,116	16,885,579
Other bonds and debentures	24,532,796	242,902	247,136	24,528,562
Equity securities	484,386	1,140	98,876	386,650

Total available-for-sale securities	$80,220,398	$666,459	$433,128	$80,453,729

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Bonds and notes-
Other bonds and debentures	$3,002,767	$97,400	$12,767	$3,087,400

Total held-to-maturity securities	$3,002,767	$97,400	$12,767	$3,087,400

Deposit Activities and Other Sources of Funds

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its primary market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2004, time deposits represented approximately 23% of total deposits. Time deposits included $28,654,490 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

	2004	2003	2002
Net deposits (withdrawals)	$1,400	$(4,891)	$(1,916)
Interest credited on deposit accounts	3,195	4,039	8,507

Total increase (decrease) in deposit accounts	$4,595	$(852)	$6,591

At December 31, 2004, the Bank had $28.7 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
3 months or less	$9,098	1.76%
Over 3 through 6 months	7,026	2.64%
Over 6 through 12 months	6,769	1.78%
Over 12 months	5,761	2.28%

Total	$28,654	2.09%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$29,362	6.8	$31,297	7.3	$29,861	7.0
NOW accounts	136,060	31.4	110,541	25.8	105,791	24.6
Money Market accounts	55,675	12.9	69,927	16.3	80,713	18.8
Regular savings accounts	13,453	3.1	16,318	3.8	16,362	3.8
Treasury savings accounts	96,877	22.4	88,971	20.8	80,105	18.7
Club deposits	60	—	45	—	48	—

Total	331,487	76.6	317,099	74.0	312,880	72.9

Time deposits
Less than 12 months	80,296	18.5	87,019	20.3	82,957	19.3
Over 12 through 36 months	18,922	4.4	22,191	5.2	32,119	7.5
Over 36 months	2,367	0.5	2,168	0.5	1,372	0.3

Total time deposits	101,585	23.4	111,378	26.0	116,448	27.1

Total deposits	$433,072	100.0%	$428,477	100.0%	$429,328	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$118,539	0.25%	$99,597	0.23%	$82,914	0.32%
Savings deposits	116,280	0.43	103,968	0.52	94,946	1.57
Money market deposits	57,532	0.84	74,403	0.78	74,859	1.87
Time deposits	106,027	1.90	116,354	2.29	134,796	3.94
Demand deposits	28,161	—	30,170	—	28,793	—

Total Deposits	$426,539		$424,492		$416,308

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2004	2003	2002
	(in thousands)
0.00% – 0.99%	$17,509	$20,099	$—
1.00% – 1.99%	57,027	48,116	23,121
2.00% – 2.99%	23,701	30,460	72,484
3.00% – 3.99%	1,127	6,294	8,675
4.00% – 4.99%	550	3,837	8,564
5.00% – 5.99%	230	1,294	2,376
6.00% – 6.99%	—	—	16
7.00% – 7.99%	1,441	1,278	1,212

Total	$101,585	$111,378	$116,448

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2004, the Bank had outstanding advances of $75 million from FHLB and advances outstanding of $22 million from FHLB at December 31, 2003.

REGULATION

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. NHTB, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and Securities and Exchange Commission (SEC) under federal securities laws.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

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

Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2004, the Bank’s regulatory limit on loans to one borrower was approximately $7.5 million. At December 31, 2004, the Bank’s largest aggregate committed amount of loans to one borrower was

$6,180,359 and the second largest borrower had an aggregate committed balance of $4,433,421. The Bank is in compliance with all applicable limitations on loans to one borrower.

QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or “QTL” test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association’s business. “Qualified thrift investments” includes various types of loans made for residential and housing purposed, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2004, the Bank maintained 88.05% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

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

Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (1) a tangible capital requirement of 1.5% of total assets, as adjusted under the OTS regulations; (2) a leverage ratio requirement of 3% of core capital to such adjusted assets if a saving association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (3) a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances of risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currency includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

At December 31, 2004, the Bank met each of its capital requirements. For information pertaining to capital requirements, please see Note 15 of the Consolidated Financial Statements.

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

Assessments. Savings associations are required by OTS regulators to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association’s total assets, including consolidated subsidiaries, as reported in the association’s latest quarterly Thrift Financial Report. During 2004, the Bank paid assessments of $116,920.

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

Effective April 1, 2003, the Federal Reserve Board (FRB), rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

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

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association’s capital, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” At December 31, 2004, the Bank met the criteria for being “well-capitalized.”

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

Privacy Regulations. The OTS has adopted final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (GLBA). These regulations require each financial institution to adopt procedures to protect customers’ “nonpublic personal information.” The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

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

USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

•	Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounted provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on holding company and merger applications.

Federal Reserve System

Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by the FRB, and an initial reserve of $1.083 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston stock in an amount equal to the sum of (i) 0.35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000 per member) and (ii) 4.50% of the member’s activity-based assets. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at December 31, 2004, of $4.9 million. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Boston capital stock in amounts equal to $115,807, $67,373 and $88,171 during the years ended December 31, 2004, 2003 and 2002, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

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

The Sarbanes-Oxley Act

As a public company, the Company is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2004, the tax amounted to $69,320.

EMPLOYEES

At December 31, 2004, Lake Sunapee Bank (LSB) had a total of 145 full-time employees and 26 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

Item 2.	Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2004:

Location	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
		Leased	Owned
9 Main Street Newport, NH	1868		$1,101,849

565 Route 11 Sunapee, NH	1965		$89,753

115 East Main Street Bradford, NH	1975		$172,828

300 Sunapee Street Newport, NH	1978		$83,992

165 Route 10 South Grantham, NH	1980		$288,974

116 Newport Road New London, NH	1981		$629,512

200 Heater Road Lebanon, NH	1986		$481,805

106 Hanover Street Lebanon, NH	1997		$1,887,061

321 Main Street New London, NH	1999		$1,091,112

15 Antrim Road (1) Hillsboro, NH	1994	$187,828		2005	1 Year

83 Main Street (1) West Lebanon, NH	1994	$111,978		2009	5 Years

12 Centerra Pkwy. (1) Lebanon, NH	1997	$107,983		2007	5 Years

Route 103 (1) Newbury, NH	1999	$—		2005	1 Year

7 Lawrence Street (1) Andover, NH	2003	$352,574		2007	20 Years

2-4 Main Street (1) Peterborough, NH	2004	$442,372		2009	30 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the fourth quarter of 2004.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

	Period	High	Low
2004	First Quarter	$17.835	$13.830
	Second Quarter	16.500	14.225
	Third Quarter	15.875	13.950
	Fourth Quarter	16.500	13.805
2003	First Quarter	$10.500	$9.150
	Second Quarter	12.625	10.150
	Third Quarter	13.520	12.000
	Fourth Quarter	17.135	12.375

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 15, 2005, New Hampshire Thrift Bancshares, Inc. had approximately 580 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s Common Stock:

	2004	2003
First Quarter	$0.1125	$0.0900
Second Quarter	0.1125	0.0900
Third Quarter	0.1125	0.0900
Fourth Quarter	0.1125	0.0900

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 13 of the Notes to Consolidated Financial Statements.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares are repurchased. As of December 31, 2004, 59,500 shares of common stock had been repurchased. During 2004, no shares were repurchased.

Item 6.	Selected Financial Data

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$595,514	$526,246	$496,645	$493,937	$463,397
Securities	123,421	126,179	85,828	56,784	50,724
Loans, net	413,808	344,573	317,144	337,183	348,388
Loans held-for-sale	1,295	870	5,556	8,636	1,651
Deposits	433,072	428,477	429,328	422,737	394,112
FHLB advances	75,000	22,000	—	—	10,000
Shareholders’ equity	43,835	39,125	33,766	28,966	26,697
Allowance for loan losses	4,019	3,899	3,876	4,405	4,433
Non-performing loans	293	1,158	664	2,521	1,871
Non-performing assets	293	1,158	685	2,621	1,916
Book value per share	$10.52	$19.48	$17.24	$14.95	$13.53

	For years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Selected Operating Data:
Interest and dividend income	$25,284	$21,494	$25,133	$30,245	$32,657
Interest expense	6,517	5,736	10,323	16,220	17,122

Net interest and dividend income	18,767	15,758	14,810	14,025	15,535
Provision for loan losses	75	100	120	90	60

Net interest and dividend income after provision for loan losses	18,692	15,658	14,690	13,935	15,475
Total noninterest income	4,075	6,331	4,965	3,471	2,812
Total noninterest expense	14,505	12,711	12,880	12,630	14,480

Income before income taxes	8,262	9,278	6,775	4,776	3,807
Income taxes	3,164	3,507	2,475	1,676	1,395

Net income	$5,098	$5,771	$4,300	$3,100	$2,412

Per Share Data:
Basic earnings	$1.23	$1.46	$1.10	$0.80	$0.59
Diluted earnings	$1.20	$1.42	$1.09	$0.80	$0.59
Dividends paid	$0.45	$0.36	$0.32	$0.32	$0.32

	For years ended December 31,
	2004	2003	2002	2001	2000
Performance Ratios:

Return on average assets	0.87%	1.15%	0.88%	0.65%	0.52%
Return on average equity	12.17	15.83	13.94	11.07	8.88
Average equity as a percent of average assets	7.15	7.28	6.35	5.87	5.91
Interest rate spread	3.48	3.43	3.34	3.29	3.56
Net interest margin	3.54	3.50	3.42	3.33	3.64
Average interest-earning assets to average interest-bearing liabilities	105.10	105.94	103.34	100.99	101.81
Operating expense as a percent of average total assets	2.48	2.54	2.65	2.65	3.15
Dividend payout ratio	36.59	24.66	29.09	40.00	54.24

Capital Ratios:
Tier 1 leverage capital ratio	7.87	7.56	7.02	6.65	6.55
Total risk-based capital ratio	12.04	11.88	12.12	10.83	11.14

Asset Quality Ratios:
Nonperforming loans as a percent of loans, net	0.07	0.34	0.21	0.75	0.54
Nonperforming assets as a percent of total assets	0.05	0.22	0.14	0.53	0.41
Allowance for loan losses as a percent of loans before allowance for loan losses	0.96	1.12	1.21	1.29	1.26
Allowance for loan losses as a percent of nonperforming loans	1,371.67%	336.70%	583.73%	174.73%	236.93%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 21 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 21 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 22 through 52 of this document.

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

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2005 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 8, 2005.

Code of Ethics. NHTB has adopted a Code of Ethics Policy, which applies to all employees, directors and officers of NHTB and LSB. NHTB has also adopted a Code of Ethics for Senior Financial Officers of NHTB, which applies to NHTB’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for NHTB and LSB, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of NHTB meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers was filed as Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2005 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 8, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2005 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 8, 2005.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	373,000	$10.90	416,170
Equity compensation plans not approved by security holders	—	—	—

Total	373,000	$10.90	416,170

Item 13.	Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2005 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 8, 2005.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 2005 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 8, 2005.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a) Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b) List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

3.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.1	Amended and Restated Bylaws of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of NHTB (previously filed as an exhibit to the Form 8-K filed on March 11, 2004)

4.1	Stock Certificate of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2)

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4)

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit in the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit in the November 5, 1996 S-4)

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit in the November 5, 1996 S-4)

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

14.1	Code of Ethics (previously filed as Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of the Company (incorporated reference to the Registration Statement on Form S-4, as amended, as originally filed with the SEC on November 5, 1996.)

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ Stephen R. Theroux (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 29, 2005

/s/ Leonard R. Cashman (Leonard R. Cashman)	Director	March 29, 2005

/s/ John A. Kelley, Jr. (John A. Kelley, Jr.)	Director	March 29, 2005

/s/ William C. Horn (William C. Horn)	Director	March 29, 2005

/s/ Peter R. Lovely (Peter R. Lovely)	Director	March 29, 2005

/s/ Dennis A. Morrow (Dennis A. Morrow)	Director	March 29, 2005

/s/ Jack H. Nelson (Jack H. Nelson)	Director	March 29, 2005

/s/ Joseph B. Willey (Joseph B. Willey)	Director	March 29, 2005

New Hampshire Thrift Bancshares, Inc.

Directors	Officers
Stephen W. Ensign, Chairman	Stephen W. Ensign
Stephen R. Theroux, Vice Chairman	Chairman of the Board,
Leonard R. Cashman	President and Chief Executive
William C. Horn	Officer
John A. Kelley, Jr.
Peter R. Lovely	Stephen R. Theroux
Dennis A. Morrow	Vice Chairman of the Board
Jack H. Nelson	Executive Vice President, Chief
Joseph B. Willey	Financial Officer and Corporate Secretary

Lake Sunapee Bank, fsb

Directors

John J. Kiernan, Chairman

Stephen W. Ensign, Vice Chairman

Stephen R. Theroux

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Dennis A. Morrow

Jack H. Nelson

Priscilla W. Ohler

Kenneth D. Weed

Joseph B. Willey

Executive Officers

John J. Kiernan

Chairman of the Board

Stephen W. Ensign

Vice Chairman of the Board,

President and Chief Executive

Officer

Stephen R. Theroux

Executive Vice President, Chief

Operating Officer, and Chief

Financial Officer

Senior Vice Presidents

Douglas S. Baxter

Marketing

H. Bliss Dayton

Compliance and Internal Audit

W. Grant MacEwan

Commercial Lending

William J. McIver

Chief Information Officer and

Retail Banking

Sharon L. Whitaker

Mortgage Lending

Vice Presidents

Kevin R. Beauregard

Lake Sunapee Financial Services

Richard G. Biron

Lake Sunapee Financial Services

Colin S. Campbell

Commercial Lending

Frances E. Clow

Human Resources

Stephen B. Ellis

Loan Origination

Paul Faber

Commercial Lending

Dana C. Favor

Loan Review

Albert S. Freeman III

Commercial Lending

Assistant Vice Presidents

Arlene F. Adams

Commercial Banking

Brandy L. Blackinton

Retail Banking

Erik C. Cinquemani

Commercial Lending

Angie L. Deschenes

Retail Banking

Juanita A. Dupont

Loan Processing

Susan Fernald

Retail Banking

Marlene H. Gardner

Security Officer

Christopher H. Head

Lake Sunapee Financial Services

Koreen M. Henne

Retail Banking

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Suzanne Johnson

Loan Servicing

Marie A. Pelletier

Retail Operations

Francetta Raymond

Loan Operations

Pellegrino A. Rossi

Lake Sunapee Group

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Board of Advisors

O. Prunella Anastos

Benjamin K. Barton

William S. Berger

George O. Binzel

William A. Bittinger

Paul R. Boucher

James F. Briggs

Robert S. Burgess

Ruth I. Clough

J. D. Colcord

Jacqueline C. Cote

Robert J. Cricenti

Ernest G. Dennis, Jr.

Harry Dorman III

William J. Faccone, Sr.

John W. Flynn, Jr.

John W. Flynn, Sr.

Sheffield J. Halsey

Douglas J. Homan

Alf E. Jacobson

Curtis A. Jacques

Sharon J. Jacques

Michael D. Johnson

Edward T. Kerrigan

David H. Kidder

Janet R. Kidder

John J. Kiernan, Jr.

Victor W. Laro

Paul J. Linehan

Robert MacNeil

Elizabeth W. Maiola

John J. Marcotte

Thomas F. McCormick

J. David McCrillis

John C. McCrillis

F. Graham McSwiney

Kenneth Miller

Thomas J. Mills

Linda L. Oldham

Paul Olsen

Daniel P. O’Neill

Betty H. Ramspott

David N. Reney

Chris Scott

Edwin G. Sielewicz

William J. Simms

Fredric M. Smith

Earl F. Strout

James R. Therrien

Stefan Timbrell

Janis H. Wallace

James P. Wheeler

Bradford C. White

John W. Wiggins, Sr.

Bruce Williamson

Thomas B. Woodger

Michael J. Work

Shareholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Thacher Proffitt & Wood LLP

1700 Pennsylvania Avenue, NW

Washington, DC 20006

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 581 shareholders of record on December 31, 2004.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2004	High	Low
First Quarter	$17.835	$13.830
Second Quarter	16.500	14.225
Third Quarter	15.875	13.950
Fourth Quarter	16.500	13.805

This Annual Report has been written by the Bank’s staff.