Form 10-Q
period 2005-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2005-05-11
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of May 4, 2005 was 4,194,980.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$12,616,206	$13,243,625
Federal Home Loan Bank overnight deposit	5,400,000	8,300,000

Cash and cash equivalents	18,016,206	21,543,625
Securities available-for-sale	118,441,983	118,541,311
Federal Home Loan Bank stock	5,554,200	4,879,200
Loans held-for-sale	522,643	1,295,000
Loans receivable, net	420,345,351	413,808,290
Accrued interest receivable	2,144,171	1,938,421
Premises and equipment, net	10,181,201	9,700,477
Investments in real estate	355,154	357,119
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp, at equity	3,180,834	3,135,834
Other assets	7,745,445	8,174,789

Total assets	$598,627,204	$595,514,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$31,327,576	$29,361,525
Savings and interest-bearing checking accounts	286,524,257	302,125,341
Time deposits	106,061,635	101,584,714

Total deposits	423,913,468	433,071,580
Securities sold under agreements to repurchase	9,817,080	13,647,969
Federal Home Loan Bank advances	90,000,000	75,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,475,184	9,339,516

Total liabilities	554,825,732	551,679,065

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 5,000,000 shares authorized, 4,192,580 shares issued and outstanding at March 31, 2005, and 4,167,180 shares issued and outstanding at December 31, 2004	41,926	41,672
Paid-in capital	16,550,196	16,308,031
Retained earnings	28,358,262	27,622,080
Accumulated other comprehensive loss	(1,148,912)	(136,766)

Total shareholders’ equity	43,801,472	43,835,017

Total liabilities and shareholders’ equity	$598,627,204	$595,514,082

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
Interest and dividend income
Interest and fees on loans	$5,487,728	$4,733,751
Interest on debt investments:
Taxable	1,130,085	1,252,302
Dividends	46,180	24,318
Other	32,490	10,650

Total interest and dividend income	6,696,483	6,021,021

Interest expense
Interest on deposits	844,776	836,407
Interest on advances and other borrowed money	936,018	536,450

Total interest expense	1,780,794	1,372,857

Net interest and dividend income	4,915,689	4,648,164
Provision for loan losses	—	24,999

Net interest and dividend income after provision for loan losses	4,915,689	4,623,165

Noninterest income
Customer service fees	500,775	475,526
Net gain on sales and calls of securities	—	362,162
Net gain on sales of loans	77,456	210,552
Rental income	106,531	112,563
Income from equity interest in Charter Holding Corp.	45,000	36,882
Brokerage service income	43,828	49,837
Other income	5,359	29,317

Total noninterest income	778,949	1,276,839

Noninterest expenses
Salaries and employee benefits	1,951,971	1,647,231
Occupancy expenses	607,242	577,685
Advertising and promotion	86,893	64,384
Depositors’ insurance	15,424	16,566
Outside services	134,952	121,005
Professional services	118,550	111,897
ATM processing fees	85,440	97,684
Supplies	69,474	76,908
Amortization of mortgage servicing rights in excess of mortgage servicing income	25,927	51,285
Other expenses	554,546	473,678

Total noninterest expenses	3,650,419	3,238,323

Income before provision for income taxes	2,044,219	2,661,681
Provision for income taxes	787,140	1,007,752

Net income	$1,257,079	$1,653,929

Comprehensive net income	$244,933	$2,335,324

Earnings per common share, basic	$0.30	$0.40

Average Number of Shares, basic	4,182,776	4,090,734

Earnings per common share, assuming dilution	$0.29	$0.39

Average Number of Shares, assuming dilution	4,309,139	4,222,926

Dividends declared per common share	$0.1250	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,257,079	$1,653,929
Depreciation and amortization	303,855	301,317
Amortization of securities, net	133,842	213,948
Net decrease in mortgage servicing rights	138,273	21,448
Net decrease (increase) in loans held-for-sale	772,357	(931,951)
Net gain on sales of securities	—	(362,162)
Provision for loan losses	—	24,999
Decrease (increase) in accrued interest receivable and other assets	85,321	(356,576)
Income from equity interest in Charter Holding Corp.	(45,000)	(36,882)
Change in deferred loan origination fees and cost, net	11,172	128,034
Increase in accrued expenses and other liabilities	1,799,538	2,041,921

Net cash provided by operating activities	4,456,437	2,698,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(782,614)	(473,520)
Proceeds from sales of securities available-for-sale	—	19,787,225
Proceeds from maturities of securities available-for-sale	18,503,582	1,705,596
Purchases of securities available-for-sale	(20,214,112)	(38,923,568)
Purchases of Federal Home Loan Bank stock	(675,000)	(1,454,500)
Loan originations and principal collections, net	(6,548,233)	(20,325,797)

Net cash used in investing activities	(9,716,377)	(39,684,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(9,158,112)	(13,581,155)
Net decrease in securities sold under agreements to repurchase	(3,830,889)	(4,872,690)
Net increase in advances from Federal Home Loan Bank	15,000,000	26,000,000
Dividends paid	(520,897)	(456,703)
Proceeds from Capital Trust Issuance	—	20,620,000
Proceeds from exercise of stock options	242,419	882,258

Net cash provided by financing activities	1,732,521	28,591,710

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,527,419)	(8,394,829)

CASH AND CASH EQUIVALENTS, beginning of period	21,543,625	18,526,015

CASH AND CASH EQUIVALENTS, end of period	$18,016,206	$10,131,186

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	March 31, 2005	March 31, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$850,798	$851,328
Interest on advances and other borrowed money	788,791	528,916

Total interest paid	$1,639,589	$1,380,244

Income taxes, net	$145,000	$130,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2004.

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

Note C - Impact of New Accounting Standards

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

In December 2004, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. Statement 123R requires that the value of these arrangements be measured and recognized in the financial statements. This statement was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, since the issuance of SFAS 123R, the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of SFAS No. 123R will have a material impact on the Company’s financial position or results of operations.

Note D – Stock-based Compensation

At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, to all outstanding and unvested awards in each period.

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,257,079	$1,653,929
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$1,257,079	$1,653,929

Earnings per share:
Basic – as reported	$0.30	$0.40
Basic – pro forma	$0.30	$0.40
Diluted – as reported	$0.29	$0.39
Diluted – pro forma	$0.29	$0.39

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three-month ended March 31:

	Three months ended March 31,
	2005	2004
Service cost	$112,511	$92,277
Interest cost	76,095	71,922
Expected return on plan assets	(112,350)	(84,931)
Amortization of prior service cost	(52)	2,762
Amortization of unrecognized net loss	21,748	27,632

Net periodic benefit cost	$97,952	$109,662

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that the Bank expected pension plan contributions to be $350,000 in 2005. During the first quarter 2005, no contributions were made to the pension plan.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of March 31, 2005, the Company had $4,987,938 available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.125 per share and pay its subordinated debenture interest payments.

Overview

•	Total assets stood at $598,627,204 at March 31, 200, an increase of $3,113,122, from December 31, 2004.

•	Net loans outstanding increased $6,537,061 to $420,345,351 at March 31, 2005 from December 31, 2004.

•	The Company earned $1,257,079 or $.29 per common share, assuming dilution, for the quarter ended March 31, 2005, compared to $1,653,929, or $.39 per common share, assuming dilution, for the same period in 2004.

•	The decrease in net income for the first quarter of 2005 primarily reflects a $497,890 decrease in noninterest income, partially offset by an increase in net interest and dividend income. The decrease in noninterest income was caused by a $133,096 decrease in the gains on the sales of loans and the absence of a gain from the sale of investment securities during the first quarter of 2005 as compared to a gain of $362,162 during the first quarter ended March 31, 2004.

•	During the first three months of 2005, the Bank originated $40.6 million in loans, compared to $66.3 million in originated loans for the quarter ended March 31, 2004, reflecting a slowdown of refinancings.

•	The Bank’s servicing portfolio increased to $290.3 million at March 31, 2005 from $286.8 million at March 31, 2004, an increase of $3.5 million, or 1.22%.

•	The Bank’s interest rate spread decreased to 3.64% at March 31, 2005, from 3.83% at March 31, 2004, as costs of funding repriced quicker than asset repricings.

•	On February 7, 2005, the Company announced a two for one stock split which was effected in the form of a 100% stock dividend.

•	During the first quarter ended March 31, 2005, the Bank opened a new branch office in Peterborough, NH, its fifteenth.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2005, there were no valuation allowances set aside against any deferred tax assets.

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

Debentures II and III are included on the Company’s consolidated balance sheet as “Subordinated debentures.”

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2005, the Bank realized $45,000 in undistributed income, compared to undistributed income of $36,882 for the same period in 2004. The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-months ended March 31, 2005, the Bank generated commissions in the amount of $43,828, compared to $49,837, for the same period in 2004.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

During the first three months of 2005, total assets increased by $3,113,122, or 0.52%, from $595,514,082 at December 31, 2004 to $598,627,204 at March 31, 2005. Cash and cash equivalents decreased $3,527,419 from December 31, 2004, as the Bank used the cash to fund new loans.

Net loans increased $6,537,061, or 1.58%, from $413,808,290 at December 31, 2004 to $420,345,351 at March 31, 2005. During the first three months of 2005, the Bank originated $40.6 million in loans, compared to $66.3 million in originated loans for the quarter ended March 31, 2004. At

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2005, the Bank had $290,282,820 in its servicing portfolio compared to $286,825,447 at March 31, 2004. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2005, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

As of March 31, 2005, securities available-for-sale decreased by $99,328 to $118,441,983 compared to $118,541,311 as of December 31, 2004. The Bank’s net unrealized loss (after tax) on its investment portfolio was $1,148,912 at March 31, 2005 compared to an unrealized loss (after tax) of $136,766 at December 31, 2004. This change was the result of increasing interest rates, which created a loss of value in the Bank’s investment securities.

Real estate owned (“OREO”) and property acquired in settlement of loans remained at zero. There was no activity in the OREO account during the first quarter of 2005.

Deposits decreased by $9,158,112, or 2.11%, to $423,913,468 at March 31, 2005, from $433,071,580 at year-end December 31, 2004. This compares to a decrease of 3.17% for the same period in 2004. Non-interest bearing checking accounts increased $1,966,051, or 6.70%. Savings and interest-bearing checking accounts decreased $15,601,084, or 5.16%, as customers moved funds into higher yielding time deposits. Time deposits increased $4,476,921 or 4.41%. In addition, seasonal activity accounted for a portion of the decrease in deposit accounts. A segment of the Bank’s customer base spends the winter months in warmer climate areas, which typically has a negative impact upon the Bank’s commercial customers’ deposit balances. In addition, the Bank’s municipal and institutional accounts expend funds during the first quarter. These funds are replenished during the second and third quarters as municipalities and institutions move into their collection cycles.

Securities sold under agreements to repurchase decreased by $3,830,889, or 28.07%, to $9,817,080 at March 31, 2005 from $13,647,969 at December 31, 2004 due to the seasonal nature of several commercial banking customers. Repurchase agreements are collateralized by the Bank’s government and agency investment securities.

The Bank had $90,000,000 in short-term advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2005, an increase of $15,000,000 from December 31, 2004. The Bank used the proceeds from the FHLB advances to fund loan demand and the seasonal run-off of deposits.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. In determining the loss factors, the Bank considers historical losses, market conditions, and qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. No changes were made to the Bank’s procedures with respect to maintaining the allowance for loan losses as a result of any regulatory examinations.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of March 31, 2005 the Bank had impaired loans of $854,088 compared to $902,458 on December 31, 2004. The reduction comes from collateral liquidation and loan charge-offs.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at March 31, 2005 was $4,000,481 compared to $4,019,450 at December 31, 2004. The change is the net result of $21,372 in loans charged-off and $2,403 recovered during the first quarter. No provisions for loan losses were made during the three-month period ended March 31, 2005. The allowance represented 0.94% and 0.96% of total loans as of March 31, 2005 and December 31, 2004, respectively, with the decline due to loan portfolio growth.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31,	For the years ended December 31,
	2005	2004	2003	2002	2001	2000
Balance, beginning of period	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563
Charged-off loans/writedowns	(21,372)	(14,737)	(86,642)	(687,899)	(201,456)	(214,850)
Recoveries	2,403	60,540	9,588	38,222	83,987	267,141
Provision charged to income	—	74,997	99,996	120,000	90,000	60,000

Balance, end of period	$4,000,481	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2005, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $5,363,902 on March 31, 2005 compared to $5,196,123 at December 31, 2004. The bank had no OREO at March 31, 2005 or December 31, 2004. The increase in classified loans comes from an increase in loans over 90 days past due, primarily attributable to one commercial loan over 90 days beyond its maturity date. Loans 90 days or more past due were $640,965 at March 31, 2005 compared to $243,809 at December 31, 2004. Loans 30 to 89 days past due were $2,061,077 at the end of March 2005 compared to $2,705,154 at year-end 2004. The allowance as a percentage of non-performing loans was lower on March 31, 2005 than it was on March 31, 2004 due to an increase in loans over 90

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

days past due. No loss is anticipated on any of the loans that were over 90 days past due as of March 31, 2005. The absence of anticipated losses, favorable market conditions, and results of adequacy testing all contributed to the determination that no additional provision was needed during the first quarter of 2005.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2005		December 31, 2004
90 day delinquent loans (1)	$641	0.11%	$244	0.04%
Nonaccrual impaired loans (2)	—	0.00%	49	0.01%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing loans	$641	0.11%	$293	0.05%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At March 31, 2005 and December 31, 2004, respectively, $854,088 and $853,064 of impaired loans, not included above, were on accrual status and performing.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2005		December 31, 2004
Real estate loans-
Conventional	$2,447	76%	$2,445	77%
Construction	266	6%	265	5%
Collateral and consumer	100	14%	109	14%
Commercial and municipal	1,059	4%	1,058	4%
Impaired Loans	128	—	142	—

Total valuation allowance	$4,000	100%	$4,019	100%

Total valuation allowance as percentage of total loans		0.94%		0.96%

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

Comparison of the Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

Net income for the three months ended March 31, 2005 was $1,257,079, or $0.29 per common share (assuming dilution), compared to $1,653,929, or $0.39 per common share (assuming dilution), for the same period in 2004, a decrease of $396,850, or 23.99%.

The decrease in net income for the first quarter of 2005 primarily reflects a $497,890, or 38.99%, decrease in noninterest income, partially offset by an increase in net interest and dividend income. The

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in noninterest income was caused by a $133,096 decrease in the net gains on the sales of loans and a pre-tax gain from the sale of investment securities in the amount of $362,162 during the first quarter ended March 31, 2004. The decrease in the net gains on the sales of loans reflects the slowdown in mortgage loan refinancings. Total loan production for the quarter ended March 31, 2005 was $40,633,309 compared to $66,279,782 for the quarter ended March 31, 2004. Net interest and dividend income increased from $4,648,164 for the quarter ended March 31, 2004 to $4,915,689 for the quarter ended March 31, 2005, an increase of $267,525, or 5.76%. The increase in net interest and dividend income was the result of an increase in the volume of loans during 2004. The Bank’s net interest rate spread decreased to 3.64%, compared to 3.83% at March 31, 2004. Total interest and dividend income for the three months ended March 31, 2005 increased by $675,462, or 11.22%, to $6,696,483 for the quarter ended March 31, 2005 from $6,021,021 for the same period in 2004. Interest and fees on loans increased $753,977, or 15.93%, for the three-month period ended March 31, 2005. The increase in interest and fees on loans was generated by the increase in loans outstanding. Interest on investments decreased $78,515, or 6.10%, for the three-month period ended March 31, 2005.

For the three months ended March 31, 2005, total interest expense increased by $407,937, or 29.71%, to $1,780,794 from $1,372,857 for the same period in 2004. Interest on deposits increased $8,369, or 1.00%. Interest on advances and other borrowed money increased by $399,568, or 74.48%, to $936,018, due to increases in FHLB advances outstanding. In addition, the cost of borrowings increased as the average weighted rate of the advances stood at 2.97% at March 31, 2005, compared to 1.14% at March 31, 2004.

The allowance for loan losses was $4,000,481 on March 31, 2005 compared to $3,923,876 on March 31, 2004. The allowance for loan losses represented 0.94% of total loans at March 31, 2005, down from 1.07% at March 31, 2004. The lower percentage is due to loan portfolio growth. No additional provision for loan losses was made in the first quarter of 2005. The provision for loan losses totaled $24,999 for the three months ended March 31, 2004. Net loan charge-offs during the first quarter of 2005 were $18,969 compared to net recoveries of $227 during the first quarter of 2004.

For the three months ended March 31, 2005, total noninterest income decreased by $497,890, or 38.99%, from $1,276,839 in 2004 to $778,949 for the same period in 2005. The change was primarily a result of a $133,096 decrease in net gain on the sales of loans and a decrease in the amount of $362,162 in net gain on sales and calls of securities. During the first quarter of 2004, the Bank benefited from the high volume of re-financed mortgage loans which were then sold in the secondary market. Net gains on the sales of loans totaled $210,552, for the three months ended March 31, 2004, compared to $77,456, for the three months ended March 31, 2005. Customer service fees increased $25,249, or 5.31%, to $500,775, as fees from overdrafts and ATM surcharges increased. Brokerage service income decreased $6,009 to $43,828, or 12.06%.

Total noninterest expenses increased $412,096, or 12.73%, to $3,650,419 for the three months ended March 31, 2005 compared to $3,238,323 for the three months ended March 31, 2004.

For the three-month period ended March 31, 2005:

•	Salaries and employee benefits increased by $304,740, or 18.50%, compared to the three months ended March 31, 2004. Gross salaries and benefits paid increased $136,299, or 6.83%, from $1,996,596 for the three months ended March 31, 2004, to $2,132,895 for the three months ended March 31, 2005. This increase can be attributed to normal wage and pension plan increases, as well as an 18.73% increase in the Bank’s Group Health Insurance plan. The increase in salaries and benefits was further eroded by a decrease in the recognition of deferred expenses on loan originations to a level of $180,924 for the three months ended March 31, 2005, as compared to $349,365, for the same period in 2004. The deferral of expenses on originated loans decreased due to the decreased volume of loans.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Occupancy expense increased by $29,557, or 5.12%, to $607,242 for the three months ended March 31, 2005, compared to $577,685 for the three months ended March 31, 2004, due to the opening of new branch office in Peterborough, NH.

•	Advertising and promotion increased by $22,509, or 34.96%, to $86,893 for the three months ended March 31, 2005, compared to $64,384 for the three months ended March 31, 2004, due to the opening of new branch office in Peterborough, NH.

•	Outside services increased by $13,947, or 11.53%, to $134,952 for the three months ended March 31, 2005, compared to $121,005 for the three months ended March 31, 2004, due to the expenses associated with Information Technology audit programs.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $25,358, or 49.45% due to a lower volume of loans sold into the secondary market.

•	Other expenses increased in the amount of $80,868, or 17.07%, due primarily to increased fees on ATM and Debit Card interchange fees.

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

The Bank’s one-year gap at March 31, 2005, was negative 6%, compared to the December 31, 2004 gap of negative 6%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of approximately negative six percent at March 31, 2005, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of December 31, 2004 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	65,771	-14,261	-18%	11.00%	-200 bp
+200 bp	72,139	- 7,893	- 10%	11.91%	-108 bp
+100 bp	77,105	- 2,927	- 4%	12.61%	-39 bp
0 bp	80,032	—	—	13.00%	—
-100 bp	79,512	- 520	- 1%	12.90%	-10 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2005, the Bank had approximately $112,000,000 in borrowing capacity from the FHLB.

At March 31, 2005, the Company’s shareholders’ equity totaled $43,801,472, or 7.32% of total assets, compared to $43,835,017, or 7.36% of total assets at year-end 2004. The Company’s Tier I core capital was 8.06% at March 31, 2005 compared to 7.87% at year-end 2004. The decrease in shareholders’ equity in the amount of $33,545 reflects net income of $1,257,079, the payment of $520,897 in common stock dividends, proceeds of $242,419 from the exercise of stock options and an increase of $1,012,146 in accumulated other comprehensive loss. The change in other comprehensive loss reflects the increase in interest rates during the first quarter of 2005 and the corresponding loss in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of March 31, 2005, 59,500 shares of common stock had been repurchased. During the first quarter of 2005, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. During the quarter ended March 31, 2005, the Company announced a two for one stock split in the form of a stock dividend.

As of March 31, 2005, the Company had $4,987,938 in cash available, which it plans to use to continue its annual dividend payout of $.50 per share and pay the interest on its subordinated debenture interest. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2005, net cash provided by operating activities was $4,456,437, versus $2,698,025 for the same period in 2004. A net change of $1,704,308 in loans held-for-sale due to the slowdown in mortgage loan refinancings accounted for the majority of the change in net cash provided by operating activities.

Net cash used in investing activities amounted to $9,716,377 for the three months ended March 31, 2005, compared to net cash used in investing activities of $39,684,564 for the same period in 2004, a change of $29,968,187.

For the three months ended March 31, 2005, net cash flows provided by financing activities amounted to $1,732,521 compared to $28,591,710 of cash flows provided by financing activities for the same period in 2004. During the quarter ended March 31, 2004, proceeds generated from the issuance of the Trust Preferred securities in the amount of $20,620,000 and advances from the FHLB in the amount of $26,000,000 were used to cover a net decrease in deposits in the amount of $13,581,155 and a net decrease in repurchase agreements in the amount of $4,872,690. During the quarter ended March 31, 2005, a net increase in advances from the Federal Home Loan Bank in the amount of $15,000,000 were used to cover net decreases in deposits and repurchase agreements.

The Bank expects to be able to fund loan demand and other investing during 2005 by continuing to use funds provided from customer deposits and the FHLB’s advance program. At March 31, 2005, the Bank had approximately $30,000,000 in loan commitments. Of these commitments, approximately $12,000,000 were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2005, the Bank’s ratios were 8.06%, 8.06%, and 12.29%, respectively, well in excess of the regulators’ requirements.

Book value per share was $10.45 at March 31, 2005, versus $20.31 per share at March 31, 2004.

Off Balance Sheet Arrangements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2005 through January 31, 2005 (1)	0	0	0	64,500
February 1, 2005 through February 28, 2005	0	0	0	64,500
March 1, 2005 through March 31, 2005	0	0	0	64,500
Total	0	0	0	64,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 124,000 shares is complete.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits

A.) Exhibits:

11.0	Computation of per share earnings

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: May 10, 2005	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: May 10, 2005	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)