Form 10-Q
period 2005-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2005-08-15
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of July 27, 2005 was 4,194,980.

NEW HAMPSHIRE T HRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT B ANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$16,412,695	$13,243,625
Federal Home Loan Bank overnight deposit	4,600,000	8,300,000

Cash and cash equivalents	21,012,695	21,543,625
Securities available-for-sale	118,018,486	118,541,311
Federal Home Loan Bank stock	5,707,500	4,879,200
Loans held-for-sale	2,585,082	1,295,000
Loans receivable, net	443,833,813	413,808,290
Accrued interest receivable	2,272,280	1,938,421
Premises and equipment, net	10,702,294	9,700,477
Investments in real estate	353,189	357,119
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,202,469	3,135,834
Other assets	8,484,895	8,174,789

Total assets	$628,312,719	$595,514,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$31,258,048	$29,361,525
Savings and interest-bearing checking accounts	287,508,729	302,125,341
Time deposits	128,024,473	101,584,714

Total deposits	446,791,250	433,071,580
Securities sold under agreements to repurchase	13,771,191	13,647,969
Federal Home Loan Bank advances	95,000,000	75,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	6,750,666	9,339,516

Total liabilities	582,933,107	551,679,065

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 10,000,000 shares authorized as of June 30, 2005, and 5,000,000 shares authorized as of December 31, 2004; 4,194,980 shares issued and outstanding at June 30, 2005; and 4,167,180 shares issued and outstanding at December 31, 2004	41,950	41,672
Paid-in capital	16,647,095	16,308,031
Retained earnings	29,129,820	27,622,080
Accumulated other comprehensive loss	(439,253)	(136,766)

Total shareholders’ equity	45,379,612	43,835,017

Total liabilities and shareholders’ equity	$628,312,719	$595,514,082

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005 and 2004

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$5,754,301	$4,943,803	$11,242,029	$9,677,554
Interest on debt investments:
Taxable	1,143,980	1,249,430	2,274,065	2,501,732
Dividends	63,062	23,409	109,242	47,727
Other	19,921	5,210	52,411	15,860

Total interest and dividend income	6,981,264	6,221,852	13,677,747	12,242,873

Interest expense
Interest on deposits	926,526	801,554	1,771,302	1,637,961
Interest on advances and other borrowed money	1,170,288	890,579	2,106,306	1,427,029

Total interest expense	2,096,814	1,692,133	3,877,608	3,064,990

Net interest and dividend income	4,884,450	4,529,719	9,800,139	9,177,883

Provision for loan losses	—	24,999	—	49,998

Net interest and dividend income after provision for loan losses	4,884,450	4,504,720	9,800,139	9,127,885

Noninterest income
Customer service fees	552,229	492,524	1,053,004	968,050
Net gain on sales and calls of securities	—	11,248	—	373,410
Gain on sales of equipment sold	2,500	—	2,500	—
Net gain on sales of loans	116,926	159,617	194,382	370,169
Rental income	93,215	117,408	199,746	229,971
Income from equity interest in Charter Holding Corp.	21,635	30,657	66,635	67,539
Brokerage service income	53,110	60,274	96,938	110,111
Other income	42,633	55,180	47,992	84,497

Total noninterest income	882,248	926,908	1,661,197	2,203,747

Noninterest expenses
Salaries and employee benefits	1,904,218	1,565,085	3,856,189	3,212,316
Occupancy expenses	559,030	573,731	1,166,272	1,151,416
Advertising and promotion	116,113	72,192	203,006	136,576
Depositors’ insurance	15,347	16,357	30,771	32,923
Outside services	179,236	143,865	314,188	264,870
Professional services	150,650	112,578	269,200	224,475
ATM processing fees	91,303	124,445	176,743	222,129
Supplies	95,877	93,174	165,351	170,082
Amortization of mortgage servicing rights in excess of mortgage servicing income	28,331	87,992	54,258	139,277
Other expenses	569,840	558,401	1,124,386	1,032,079

Total noninterest expenses	3,709,945	3,347,820	7,360,364	6,586,143

Income before provision for income taxes	2,056,753	2,083,808	4,100,972	4,745,489

Provision for income taxes	761,122	804,737	1,548,262	1,812,489

Net income	$1,295,631	$1,279,071	$2,552,710	$2,933,000

Comprehensive net income (loss)	$2,005,290	$(756,577)	$2,250,223	$1,578,747

Earnings per common share, basic	$0.31	$0.31	$0.61	$0.71

Number of Shares, basic	4,194,453	4,145,166	4,188,646	4,117,950
Earnings per common share, assuming dilution	$0.30	$0.30	$0.59	$0.69

Number of Shares, assuming dilution	4,289,401	4,259,584	4,299,514	4,248,842
Dividends declared per common share	$0.13	$0.11	$0.25	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552,710	$2,933,000
Depreciation and amortization	614,412	602,446
Amortization of securities, net	285,459	323,948
Net decrease in mortgage servicing rights	196,109	37,537
Net (increase) decrease in loans held-for-sale	(1,290,082)	246,590
Net gain on sales and calls of securities	—	(373,410)
Provision for loan losses	—	49,998
Gain on sale of equipment sold	(2,500)	—
Increase in accrued interest receivable and other assets	(840,074)	(430,901)
Income from equity interest in Charter Holding Corp.	(66,635)	(67,539)
Change in deferred loan origination fees and cost, net	26,864	252,238
(Decrease) increase in accrued expenses and other liabilities	(2,390,448)	423,973

Net cash (used in) provided by operating activities	(914,185)	3,997,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,612,299)	(830,290)
Proceeds from sale of equipment	2,500	—
Proceeds from sales of securities available-for-sale	—	27,927,564
Proceeds from maturities of securities available-for-sale	24,842,468	8,933,644
Purchases of securities available-for-sale	(25,105,991)	(65,006,073)
Purchases of Federal Home Loan Bank stock	(828,300)	(2,080,600)
Loan originations and principal collections, net	(30,052,387)	(50,856,993)

Net cash used in investing activities	(32,754,009)	(81,912,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,719,670	3,396,956
Net increase in securities sold under agreements to repurchase	123,222	5,244,288
Principal advances from Federal Home Loan Bank	125,000,000	219,000,000
Repayment of advances from Federal Home Loan Bank	(105,000,000)	(171,000,000)
Dividends paid	(1,044,970)	(923,000)
Proceeds from Capital Trust Issuance	—	20,620,000
Proceeds from exercise of stock options	339,342	1,206,295

Net cash provided by financing activities	33,137,264	77,544,539

NET DECREASE IN CASH AND CASH EQUIVALENTS	(530,930)	(370,329)
CASH AND CASH EQUIVALENTS, beginning of period	21,543,625	18,526,015

CASH AND CASH EQUIVALENTS, end of period	$21,012,695	$18,155,686

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	June 30, 2005	June 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,741,661	$1,704,004
Interest on advances and other borrowed money	1,885,337	1,409,288

Total interest paid	$3,626,998	$3,113,292

Income taxes, net	$1,660,893	$1,030,350

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2004.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank (the “Bank”), Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note D – Stock-based Compensation

At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, to all outstanding and unvested awards in each period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,295,631	$1,279,071	$2,552,710	$2,933,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$1,295,631	$1,279,071	$2,552,710	$2,933,000

Earnings per share:
Basic – as reported	$0.31	$0.31	$0.61	$0.71
Basic – pro forma	$0.31	$0.31	$0.61	$0.71
Diluted – as reported	$0.30	$0.30	$0.59	$0.69
Diluted – pro forma	$0.30	$0.30	$0.59	$0.69

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$112,511	$92,277	$225,022	$184,554
Interest cost	76,095	71,922	152,190	143,844
Expected return on plan assets	(112,350)	(84,931)	(224,700)	(169,862)
Amortization of prior service cost	(52)	2,762	(104)	5,524
Amortization of unrecognized net loss	21,748	27,632	43,496	55,264

Net periodic benefit cost	$97,952	$109,662	$195,904	$219,324

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that the Bank expected pension plan contributions to be $350,000 in 2005. During the second quarter 2005, $350,000 in contributions were made to the pension plan.

Note F – Stock Split

In February 2005, the Company approved a two-for-one stock split, in the form of a 100% stock dividend, of the Company’s common stock. The record date for the stock split was February 14, 2005. All per share amounts, references to common stock, shareholders’ equity amounts and stock option plan data have been restated as if the stock split had occurred as of the earliest period presented.

Earnings per share was reduced by $0.31, basic, and $0.30, assuming dilution, for the three months ended June 30, 2004, and $0.71, basic, and $0.69, assuming dilution, for the six months ended June 30, 2004. Dividends declared per share was reduced by $0.12 and $ 0.22, respectively, for the three and six months ended June 30, 2004.

NEW HAMPSHIRE THRIFT BANCSH ARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Part I. Item 2.

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware corporation organized on July 5, 1989, is the holding company of Lake Sunapee Bank, fsb (The Bank), a federally chartered savings bank formed in 1868. The Bank is a member of the Federal Deposit Insurance Corporation (FDIC) and its deposits are insured through the Savings Association Insurance Fund (SAIF). The Bank is regulated by the Office of Thrift Supervision (OTS).

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company in the form of dividends to the extent allowed by OTS regulations. As of June 30, 2005, the Company had $4,289,333 in cash available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.50 per share and make its capital securities interest payments.

Overview

•	Total assets stood at $628,312,719 at June 30, 2005…an increase of $32,798,637, or 5.51%, from December 31, 2004.

•	Total net loans increased $30,025,523, or 7.26%, to $443,833,813 at June 30, 2005 from $413,808,290 at December 31, 2004.

•	The Company earned $1,295,631 or $0.30 per common share, assuming dilution, for the quarter ended June 30, 2005, compared to $1,279,071, or $0.30 per common share, assuming dilution, for the same period in 2004. For the six months ended June 30, 2005, earnings were $2,552,710, or $0.59 per common share, assuming dilution, compared to $2,933,000, or $0.69 per share, assuming dilution, for the six months ended June 30, 2004.

•	The Bank’s loan servicing portfolio decreased slightly to $290,377,010 at June 30, 2005 from $290,543,920 at June 30, 2004, as the refinance boom experienced during previous years wound down.

•	The Bank’s interest rate spread fell to 3.19% as of June 30, 2005, compared to 3.48% as of December 31, 2004 as funding costs increased at a more rapid rate than asset yields.

•	The Bank opened three new full-service retail branch offices located in Claremont, Enfield, and Peterborough, New Hampshire, bringing the Bank’s total number of branch offices to seventeen.

•	On February 7, 2005, the Company announced a two for one stock split which was effected in the form of a 100% stock dividend distributed on February 28, 2005, to holders of record on February 14, 2005.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2005 there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company contributed $10.0 million from the sale of Debentures II to the Bank as Tier I Capital. The Company used a portion of the proceeds to redeem the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$16,400,000 principal amount of 9.25% trust preferred securities and intends to use the remaining proceeds for general corporate purposes. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 3.90%, Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 3.90% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of the Trust. The Company contributed approximately $6.4 million from the sale of Debentures III to the Bank as Tier I Capital. The Company used a portion of the proceeds to redeem the $16,400,000 principal amount of 9.25% trust preferred securities and intends to use the remaining proceeds for general corporate purposes. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont and Biddeford, Maine. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the six-month and three-month periods ended June 30, 2005, the Bank realized $66,635 and $21,635, respectively, in undistributed income from CHC. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the six-month and three-month periods ended June 30, 2005, the Bank generated commissions in the amount of $96,938 and $53,110, respectively.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

During the first six months of 2005, total assets increased by $32,798,637, or 5.51%, from $595,514,082 to $628,312,719.

Total net loans increased $30,025,523, or 7.26%, from $413,808,290 at December 31, 2004 to $443,833,813 at June 30, 2005. During the first six months of 2005, the Bank originated $110,313,435 in loans, compared to $160,649,649 for the same period in 2004. During the first six months of 2004, interest rates remained near historically low levels and many customers re-financed higher yielding mortgage loans creating a higher demand for mortgage loans. Total loans sold into the secondary market decreased to $19,599,118 for the six months ended June 30, 2005, compared to $38,234,068 for the same period in 2004, reflecting the slow-down in loan re-financings. Selling fixed rate loans into the secondary market and retaining the servicing helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At June 30, 2005, the Bank had $290,377,010 in its servicing portfolio compared to $290,543,920 at June 30, 2004. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2005, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior comparable periods.

As of June 30, 2005, securities available-for-sale decreased by $522,825, or 0.44%, to $118,018,486. The Bank’s net unrealized loss (after-tax) on its investment portfolio was $439,253 at June 30, 2005 compared to a net unrealized loss of $136,766 at December 31, 2004. This change was the result of an increase in interest rates, together with the increase in investment securities, which created a decrease in the value of the Bank’s investment securities. Management believes that this unrealized loss will prove temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first six months of 2005.

During the first six months of 2005, deposits increased by $13,719,670 or 3.17%, to $446,791,250 from $433,071,580 at December 31, 2004. Non-interest bearing checking accounts increased $1,896,523, or 6.46%, from December 31, 2004 due to new deposits generated by the opening of three branches. Savings and interest-bearing checking accounts decreased $14,616,612, or 4.84% as customers transferred funds into higher yielding time deposits. Time deposits increased $26,439,759, or 26.03%, due higher yielding specials and the opening of the three new branches.

Securities sold under agreement to repurchase increased by $123,222 to $13,771,191 during the first six months of 2005 from $13,647,969 at December 31, 2004. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $95,000,000 in advances from the Federal Home Loan Bank at June 30, 2005, an increase of $20,000,000 from December 31, 2004. The Bank used the proceeds from the FHLB advances to fund a portion of the increase in the amount of $30 million in net new loans.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of June 30, 2005 the Bank had no impaired loans. That compares to an impaired loan balance of $902,458 on December 31, 2004. The reduction comes from the reclassification of a loan relationship previously carried as impaired. The loans in that relationship are performing and the bank expects to receive all principal and interest in accordance with the terms of the loans.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at June 30, 2005 was $4,001,866 compared to $4,019,450 at December 31, 2004. The change is the net result of $24,656 in loans charged-off and $7,072 recovered during the six-month period. No provisions for loan losses were made during the six-month period ended June 30, 2005. The allowance represented 0.90% and 0.96% of total loans as of June 30, 2005 and December 31, 2004, respectively. The decline is attributable to loan portfolio growth.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30,	For the years ended December 31,
	2005	2004	2003	2002	2001	2000
Balance, beginning of period	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563
Charged-off loans/writedowns	(24,656)	(14,737)	(86,642)	(687,899)	(201,456)	(214,850)
Recoveries	7,072	60,540	9,588	38,222	83,987	267,141
Provision charged to income	—	74,997	99,996	120,000	90,000	60,000

Balance, end of period	$4,001,866	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2005, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $4,675,634 on June 30, 2005 compared to $5,196,123 at December 31, 2004. The Bank had no OREO at June 30, 2005 or December 31, 2004. The decrease in classified loans comes from the decline in loans over 90 days past due, collateral liquidation, and a reduction in the outstanding balance on a classified commercial line of credit. Loans 90 days or more past due were $174,497 at June 30, 2005 compared to $243,809 at December 31, 2004. Loans 30 to 89 days past due were $967,643 at June 30, 2005 compared to $2,705,154 at year-end 2004. The allowance as a percentage of non-performing loans was 2,293% on June 30, 2005, up from 1,371% on December 31, 2004. The high percentage results from the very low level of non-performing loans. The historically low amount of loans over 90 days past due resulted in the low non-performing loan balance. No loss is anticipated on any of the three loans that were over 90 days past due as of June 30, 2005. The absence of anticipated losses, favorable market conditions, and results of adequacy testing all contributed to the determination that no additional provision was needed during the first six months of 2005.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2005		December 31, 2004
90 day delinquent loans (1)	$174	0.03%	$244	0.04%
Nonaccrual impaired loans (2)	—	0.00%	49	0.01%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing loans	$174	0.03%	$293	0.05%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At December 31, 2004 $853,064 of impaired loans, not included above, were on accrual status and performing, those loans were not considered impaired as of June 30, 2005 when the aggregate balance was $728,055.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2005		December 31, 2004
Real estate loans-
Conventional	$2,547	75%	$2,445	77%
Construction	271	4%	265	5%
Collateral and consumer	110	15%	109	14%
Commercial and municipal	1,074	6%	1,058	4%
Impaired Loans	0	—	142	—

Total valuation allowance	$4,002	100%	$4,019	100%

Total valuation allowance as percentage of total loans		0.90%		0.96%

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

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2005 and June 30, 2004

Net income for the six months ended June 30, 2005 was $2,552,710 or $0.59 per common share (assuming dilution), compared to $2,933,000, or $0.69 per common share (assuming dilution), for the same period in 2004, a decrease of $380,290, or 12.97%. Net income for the second quarter in 2005 was $1,295,631, or $0.30 per share (assuming dilution), as compared to $1,279,071, or $0.30 per share (assuming dilution), for the same period in 2004, an increase of $16,560, or 1.29%.

Net interest and dividend income increased $622,256, or 6.78%, for the first six months of 2005 and $354,731, or 7.83%, for the second quarter ended June 30, 2005. The increases occurred due to increases in the Bank’s loan portfolio.

Total interest income for the six months ended June 30, 2005 increased by $1,434,874, or 11.72%, to $13,677,747 from $12,242,873 for the same period in 2004. For the three months ended June 30, 2005, total interest income increased by $759,412, or 12.21%, to $6,981,264 from $6,221,852 from for the same period in 2004. Interest and fees on loans increased $1,564,475, or 16.17%, and $810,498, or 16.39%, for the six and three month periods, respectively, due to the increase in the Bank’s loan portfolio.

Interest and dividends on investment securities decreased $129,601, or 5.05%, from $2,565,319 for the six months ended June 30, 2004 to $2,435,718 for the same six-month period in 2005. For the second quarter ended June 30, 2005, interest and dividends on investment securities decreased $51,086, or 4.00%, from $1,278,049 for the quarter ended June 30, 2004 to $1,226,963 for the quarter ended June 30, 2005. Cash-flows from maturing securities were re-invested in lower yielding instruments causing the decrease in interest and dividend income.

The Bank’s interest rate spread fell to 3.19% as of June 30, 2005, compared to 3.48% as of December 31, 2004 as funding costs increased at a more rapid rate than asset yields.

For the six months ended June 30, 2005, total interest expense increased by $812,618, or 26.51%, to $3,877,608 from $3,064,990 for the same period in 2004. For the three months ended June 30, 2005, total interest expense increased $404,681, or 23.92%, to $2,096,814 from $1,692,133 for the same period in 2004. For the six months and three months ended June 30, 2005, interest on deposits increased $133,341, or 8.14%, and $124,972, or 15.59%, respectively. The increases were attributable to higher deposit balances and a shift of deposits to higher yielding time deposits. The Bank’s cost of deposit funds for the six months ended June 30, 2005 was 1.07% as compared to 0.83% for the same period of 2004.

For the six months ended June 30, 2005, interest on advances and other borrowed money increased $679,277 to $2,106,306 from $1,427,029, or 47.60%, for the same period in 2004. For the second quarter ended June 30, 2005, interest on advances and other borrowed money increased by $279,709, or 31.41%, to $1,170,288 from $890,579. During the first six months of 2005, the increase in the Bank’s borrowings from the FHLB in the amount of $20,000,000 and the increase in re-pricings of existing advances accounted for the majority of the increase in interest on advances and other borrowed money.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The allowance for loan losses was $4,001,866 on June 30, 2005 compared to $3,941,762 on June 30, 2004. The allowance for loan losses represented 0.90% of total loans at June 30, 2005, and 1.00% at June 30, 2004. The lower percentage is due to loan portfolio growth. No additional provision for loan losses was made in the first or second quarters of 2005. The provision for loan losses totaled $24,999 for the three months ended June 30, 2004 and $49,998 for the six months ended June 30, 2004. Net loan charge-offs were $17,584 during the first six months of 2005 compared to $6,886 for the same period in 2004.

For the six months ended June 30, 2005, total noninterest income decreased by $542,550, or 24.62%, from $2,203,747 in 2004 to $1,661,197 for the same period in 2005. The decrease in noninterest income for the six-month period was the result of the absence of a net gain in the amount of $373,410 on the sale of an investment security realized during the six months ended June 30, 2004. In addition, a decrease in the net gains on the sales of loans in the amount of $175,787, caused by a decrease in mortgage loan refinancings, accounted for the balance of the decrease in noninterest income. During the six month period ended June 30, 2005, the Bank sold a total of $19,599,118 in loans into the secondary market, compared to $38,234,068 for the six months period ended June 30, 2004. These decreases for the first six months was slightly offset by an increase in the amount of $84,954, or 8.78%, in customer service fees, as fees from overdrafts and ATM surcharges increased.

For the three months ended June 30, 2005, total noninterest income decreased by $44,660, or 4.82%, from $926,908 in 2004 to $882,248 for the same period in 2005. Net gain on the sales of loans originated for sale decreased by $42,691, or 26.75%, to $116,926, for the three months ended June 30, 2005, from $159,617, for the three months ended June 30, 2004, due to the slow-down in mortgage loan refinancings. During the three month period ended June 30, 2005, the Bank sold a total of $11,962,523 in loans into the secondary market, compared to $24,637,600 for the three months period ended June 30, 2004. Rental income decreased by $24,193, or 20.61%, due to sale of an investment property and the subsequent loss of rental income. Net gain on the sales of securities decreased $11,248, or 100%, to $-0-. Customer service fees increased $59,705, or 12.12%, to $552,229, as fees from overdrafts and ATM surcharges increased.

Total noninterest expenses increased $774,221, or 11.76%, from $6,586,143 to $7,360,364, for the six months ended June 30, 2005. For the three months ended June 30, 2005, total noninterest expenses increased by $362,125, or 10.82%, from $3,347,820 to $3,709,945.

For the six-month period ended June 30, 2005:

•	Salaries and employee benefits increased by $643,873, or 20.04%, to $3,856,189 for the six months ended June 30, 2005 from $3,212,316 for the six months ended June 30, 2004. Gross salaries and benefits paid increased $269,451, or 6.66%, from $4,045,221 at June 30, 2004, to $4,314,672 at June 30, 2005. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of fifteen new employees associated with the opening of three new branch offices. The increase in salaries and employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $374,422 from $832,905 for the six months ended June 30, 2004 to $458,483 for the six months ended June 30, 2005. The deferral of expenses on originated loans decreased due to the decreased volume of loans for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

•	Occupancy expenses increased by $14,856, or 1.29%, from $1,151,416 for the six months ended June 30, 2004 to $1,166,272 for the six months ended June 30, 2005.

•	Advertising and promotion increased by $66,430, or 48.64%, from $136,576 for the six months ended June 30, 2004 to $203,006 for the six months ended June 30, 2005. Expenses associated with the opening of three new branch offices caused the increase.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Outside services increased by $49,318, or 18.62%, from $264,870 for the six months ended June 30, 2004 to $314,188 for the six months ended June 30, 2005 due to increased costs associated with information technology security and audit costs resulting from Sarbanes-Oxley Act compliance requirements.

•	Professional services increased by $44,725, or 19.92%, from $224,475 for the six months ended June 30, 2004 to $269,200 for the six months ended June 30, 2005, primarily due to the costs associated with the transfer of the Bank’s statement rendering process to a third party provider.

•	ATM processing fees decreased by $45,386, or 20.43%, from $222,129 for the six months ended June 30, 2004 to $176,743 for the six months ended June 30, 2005 due to savings realized by processing the Bank’s ATM transactions in-house.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $85,019, or 61.04% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses increased by $92,307, or 8.94%, from $1,032,079 for the six months ended June 30, 2004 to $1,124,386 for the six months ended June 30, 2005.

For the three-month period ended June 30, 2005:

•	Salaries and employee benefits increased by $339,133, or 21.67%, to $1,904,218 for the three months ended June 30, 2005 from $1,565,085 for the six months ended June 30, 2004. Gross salaries and benefits paid increased $133,152, or 6.50%, to $2,181,777 at June 30, 2005, from $2,048,625 at June 30, 2004. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of fifteen new employees associated with the opening of three new branch offices. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $205,981 from $483,540 for the three months ended June 30, 2004 to $277,559 for the six months ended June 30, 2005. The deferral of expenses on originated loans decreased due to the decreased volume of loans for the three months ended June 30, 2005, as compared to the six months ended June 30, 2004.

•	Occupancy expenses decreased by $14,701, or 2.56%, from $573,731 for the three months ended June 30, 2004 to $559,030 for the three months ended June 30, 2005.

•	Advertising and promotion increased by $43,921, or 60.84%, from $72,192 for the three months ended June 30, 2004 to $116,113 for the three months ended June 30, 2005. Expenses associated with the opening of three new branch offices caused the increase.

•	Outside services increased by $35,371, or 24.59%, from $143,865 for the three months ended June 30, 2004 to $179,236 for the three months ended June 30, 2005, due to increased costs associated with information technology security and audit costs resulting from Sarbanes-Oxley Act compliance requirements.

•	Professional services increased by $38,072, or 33.82%, from $112,578 for the three months ended June 30, 2004 to $150,650 for the three months ended June 30, 2005 primarily due to the costs associated with the transfer of the Bank’s statement rendering process to a third party provider.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	ATM processing fees decreased by $33,142, or 26.63%, from $124,445 for the three months ended June 30, 2004 to $91,303 for the three months ended June 30, 2005 due to savings realized by processing the Bank’s ATM transactions in-house.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $59,661, or 67.80% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses increased by $11,439, or 2.05%, from $558,401 for the three months ended June 30, 2004 to $569,840 for the three months ended June 30, 2005.

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

The Bank’s one-year gap at June 30, 2005, was negative 8%, compared to the December 31, 2004 gap of negative 6%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 8%, at June 30, 2005, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first six months of 2005 because of the Bank’s purchase of Mortgage Backed Securities (MBS). Although these securities carry up to a fifteen year final maturity, which tends to exacerbate an already negative gap, management feels projected three to five year run-off of these MBS somewhat mitigates any upward movement in interest rates. In an effort to maintain the gap, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the Bank’s NPV as of March 31, 2005 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rat e environment.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	66,570	-17,903	-21%	11.12%	-249 bp
+200 bp	73,720	-10,754	-13%	12.14%	-147 bp
+100 bp	79,984	-4,489	-5%	13.01%	-60 bp
0 bp	84,473	—	—	13.96%	—
-100 bp	86,208	1,735	+2%	13.81%	+20 bp
-200 bp	84,648	175	0%	13.55%	-6bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2005, the Bank had approximately $60,000,000 in additional borrowing capacity from the FHLB.

At June 30, 2005, the Company’s stockholders’ equity totaled $45,379,612 or 7.22% of total assets, compared to $43,835,017, or 7.36% of total assets at December 31, 2004. The Company’s Tier I core capital was 7.94% at June 30, 2005 compared to 7.87% at year-end December 31, 2004. The increase in shareholders’ equity of $1,544,595 reflects net income of $2,552,710 the payment of $1,044,970 in common stock dividends, proceeds of $339,342 for the exercise of stock options, and a decrease of $302,487 in accumulated other comprehensive income. The change in other comprehensive income reflects an increase in interest rates during the first six months of 2005 and the corresponding decrease in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 124,000 shares is complete. As of June 30, 2005, 59,500 shares of common stock had been repurchased. During the second quarter of 2005, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of June 30, 2005, the Company had $4,289,333 in cash available, which it plans to use to continue its annual dividend payout of $.50 per share and pay the interest on its capital securities interest. The interest and dividend payments are approximately $3.3 million per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the six months ended June 30, 2005, net cash used by operating activities was $914,185 compared to net cash provided by operating activities of $3,997,880 for the same period in 2004. A decrease in accrued expenses and other liabilities in the amount of $2,390,448 occurred because of lower remittances due to Freddie

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mac loans that occurred. Net cash used in investing activities amounted to $32,754,009 for the six months ended June 30, 2005, compared to net cash used in investing activities of $81,912,748 for the same period in 2004, a change of $49,158,739. During the first six months ended June 30, 2004, the Bank employed several short-term leverage strategies utilizing Federal Home Loan Bank advances. The funds from these advances were invested in favorable short-term investment securities. For the six months ended June 30, 2005, net cash flows provided by financing activities amounted to $33,137,264 compared to net cash provided by financing activities of $77,544,539 for the same period in 2004, a change of $44,407,275. During the six months ended June 30, 2005, the Bank used the net proceeds from FHLB advances in the amount of $20,000,000 and increases in deposits and repurchase agreements in the amount of $13,842,892 to fund loan demand.

The Bank expects to be able to fund loan demand and other investing during 2005 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2005, the Bank’s ratios were 7.94%, 7.94%, and 11.61%, respectively, well in excess of the regulator’s capital requirements.

Book value per share was $10.84 at June 30, 2005, compared to $9.87 per share at June 30, 2004. The increase in paid-in capital, retained earnings, the accumulated other comprehensive income, and an increase in treasury stock accounted for the change in book value per share.

Part I. I tem 3.

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

Ite m 1. Legal Proceedings

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2005 through April 30, 2005 (1)	0	0	0	64,500
May 1, 2005 through May 31, 2005	0	0	0	64,500
June 1, 2005 through June 30, 2005	0	0	0	64,500
Total	0	0	0	64,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 124,000 shares is complete.

Item 3. Defaults Upon Senior Securiti es

None

Item 4. Submissi on of Matters to a Vote of Common Shareholders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 12, 2005. All of the proposals submitted to the stockholders at the Annual Meeting were approved. The proposals submitted to the stockholders and the tabulation for votes for each proposal is as follows:

1.	Election of three directors to serve for a three-year term on the Board of Directors.

The number of votes cast with respect to this matter was a follows:

Nominee	For	Withheld
Leonard R. Cashman	3,681,184	18,212
Stephen W. Ensign	3,667,456	31,940
Dennis A. Morrow	3,682,056	17,340

2.	The ratification of the appointment of Shatswell, MacLeod & Company, P.C., as independent auditors for the fiscal year ended December 31, 2005.

The number of votes cast with respect to this matter was as follow:

For	Against
3,689,536	5,538

3.	The amendment of the Certificate of Incorporation of New Hampshire Thrift Bancshares, Inc. to increase the authorized common stock from 5,000,000 to 10,000,0000 shares was also approved.

For	Against
3,211,538	437,929

Item 5. Other Informati on

None

Item 6. Exhibits

A.)	Exhibits:

3.1	Certificate of Incorporation, as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 12, 2005	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President and Chief Executive Officer

Date: August 12, 2005	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer)