Form 10-Q
period 2005-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2005-11-15
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, $.01 par value per share, as of October 31, 2005 was 4,220,980.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$15,801,612	$13,243,625
Federal Home Loan Bank overnight deposit	4,197,034	8,300,000

Cash and cash equivalents	19,998,646	21,543,625
Securities available-for-sale	110,504,615	118,541,311
Federal Home Loan Bank stock	5,707,500	4,879,200
Loans held-for-sale	1,934,500	1,295,000
Loans receivable, net	458,054,206	413,808,290
Accrued interest receivable	2,225,377	1,938,421
Premises and equipment, net	12,562,275	9,700,477
Investments in real estate	351,223	357,119
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,201,516	3,135,834
Other assets	8,370,910	8,174,789

Total assets	$635,050,784	$595,514,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$30,502,099	$29,361,525
Savings and interest-bearing checking accounts	293,990,037	302,125,341
Time deposits	135,279,216	101,584,714

Total deposits	459,771,352	433,071,580
Securities sold under agreements to repurchase	8,491,764	13,647,969
Federal Home Loan Bank advances	90,000,000	75,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,230,593	9,339,516

Total liabilities	589,113,709	551,679,065

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 10,000,000 shares authorized as of September 30, 2005, and 5,000,000 shares authorized as of December 31, 2004; 4,220,980 shares issued and outstanding at September 30, 2005; and 4,167,180 shares issued and outstanding at December 31, 2004	42,210	41,672
Paid-in capital	16,914,092	16,308,031
Retained earnings	29,974,406	27,622,080
Accumulated other comprehensive loss	(993,633)	(136,766)

Total shareholders’ equity	45,937,075	43,835,017

Total liabilities and shareholders’ equity	$635,050,784	$595,514,082

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2005 and 2004

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$6,150,144	$5,152,449	$17,392,173	$14,830,003
Interest on debt securities:
Taxable	1,109,279	1,349,441	3,383,344	3,851,173
Dividends	76,744	26,360	185,986	74,087
Other	15,993	10,278	68,404	26,138

Total interest and dividend income	7,352,160	6,538,528	21,029,907	18,781,401

Interest expense
Interest on deposits	1,216,078	782,655	2,987,380	2,420,616
Interest on advances and other borrowed money	1,195,688	1,062,630	3,301,994	2,489,659

Total interest expense	2,411,766	1,845,285	6,289,374	4,910,275

Net interest and dividend income	4,940,394	4,693,243	14,740,533	13,871,126

Provision for loan losses	—	24,999	—	74,997

Net interest and dividend income after provision for loan losses	4,940,394	4,668,244	14,740,533	13,796,129

Noninterest income
Customer service fees	706,579	500,987	1,759,583	1,469,037
Net gain on sales and calls of securities	50,328	—	50,328	373,410
Gain on sales of equipment sold	—	—	2,500	—
Net gain on sales of loans	173,010	86,027	367,392	456,196
Rental income	134,699	120,787	334,445	350,758
(Loss) Income from equity interest in Charter Holding Corp.	(954)	52,202	65,681	119,741
Brokerage service income	73,891	45,095	170,829	155,206
Other income	27,272	29,501	75,264	113,998

Total noninterest income	1,164,825	834,599	2,826,022	3,038,346

Noninterest expenses
Salaries and employee benefits	1,987,956	1,618,617	5,844,145	4,830,933
Occupancy expenses	598,940	589,317	1,765,212	1,740,733
Advertising and promotion	148,505	78,830	351,511	215,406
Depositors’ insurance	14,190	16,030	44,961	48,953
Outside services	147,591	101,390	461,779	366,260
Professional services	133,654	134,883	402,854	359,358
ATM processing fees	98,819	116,226	275,562	338,355
Supplies	79,130	81,523	244,481	251,605
Amortization of mortgage servicing rights in excess of (less than) mortgage servicing income	22,097	(34,587)	76,355	104,690
Write-off of issuance cost due to prepayment	—	758,408	—	758,408
Other expenses	641,347	505,317	1,765,733	1,537,396

Total noninterest expenses	3,872,229	3,965,954	11,232,593	10,552,097

Income before provision for income taxes	2,232,990	1,536,889	6,333,962	6,282,378
Provision for income taxes	864,032	626,711	2,412,294	2,439,200

Net income	$1,368,958	$910,178	$3,921,668	$3,843,178

Comprehensive net income	$814,578	$2,248,773	$3,064,801	$3,827,520

Earnings per common share, basic	$0.33	$0.22	$0.93	$0.93

Number of Shares, basic	4,209,089	4,160,400	4,195,535	4,132,204

Earnings per common share, assuming dilution	$0.32	$0.22	$0.91	$0.90

Number of Shares, assuming dilution	4,290,737	4,260,010	4,296,368	4,256,126

Dividends declared per common share	$0.13	$0.12	$0.38	$0.34

The accompanying notes to these consolidated financial statements are an integral part of these statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,921,668	$3,843,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	931,824	911,915
Amortization of securities, net	417,796	530,465
Net decrease (increase) in mortgage servicing rights	242,212	(32,982)
Write-off of issuance cost due to prepayment	—	758,408
Net increase in loans held-for-sale	(639,500)	(437,060)
Net gain on sales and calls of securities	(50,328)	(373,410)
Provision for loan losses	—	74,997
Gain on sale of equipment sold	(2,500)	—
Increase in accrued interest receivable and other assets	(725,289)	(340,799)
Income from equity interest in Charter Holding Corp.	(65,682)	(119,741)
Change in deferred loan origination fees and cost, net	27,828	303,609
Increase in accrued expenses and other liabilities	1,453,099	1,812,880

Net cash provided by operating activities	5,511,128	6,931,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,787,726)	(1,188,472)
Proceeds from sale of equipment	2,500	—
Proceeds from sales of securities available-for-sale	—	27,803,240
Proceeds from maturities of securities available-for-sale	31,355,316	24,284,121
Proceeds from maturities of debt securities held-to-maturity	—	2,000,000
Purchases of securities available-for-sale	(25,104,977)	(61,788,235)
Purchases of Federal Home Loan Bank stock	(828,300)	(2,711,400)
Loan originations and principal collections, net	(44,273,744)	(61,032,014)

Net cash used in investing activities	(42,636,931)	(72,632,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	26,699,772	(742,114)
Net decrease in securities sold under agreements to repurchase	(5,156,205)	(2,283,963)
Principal advances from Federal Home Loan Bank	145,000,000	339,000,000
Repayment of advances from Federal Home Loan Bank	(130,000,000)	(276,000,000)
Dividends paid	(1,569,342)	(1,390,692)
Redemption of Capital Trust Preferred Securities I	—	(16,400,000)
Proceeds from Capital Trust Issuance	—	20,620,000
Proceeds from exercise of stock options	606,599	1,378,424

Net cash provided by financing activities	35,580,824	64,181,655

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,544,979)	(1,519,645)
CASH AND CASH EQUIVALENTS, beginning of period	21,543,625	18,526,015

CASH AND CASH EQUIVALENTS, end of period	$19,998,646	$17,006,370

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	September 30, 2005	September 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,051,592	$2,559,514
Interest on advances and other borrowed money	3,050,066	2,464,307

Total interest paid	$6,101,658	$5,023,821

Income taxes, net	$2,444,170	$1,742,350

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NHTB Capital Trust II and NHTB Capital Trust III, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), the subsidiaries have not been included in the consolidated financial statements.

Note C - Impact of New Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

Note D – Stock-based Compensation

At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,368,958	$910,178	$3,921,668	$3,843,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$1,368,958	$910,178	$3,921,668	$3,843,178

Earnings per share:
Basic – as reported	$0.33	$0.22	$0.93	$0.93
Basic – pro forma	$0.33	$0.22	$0.93	$0.93
Diluted – as reported	$0.32	$0.22	$0.91	$0.90
Diluted – pro forma	$0.32	$0.22	$0.91	$0.90

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$112,511	$92,277	$337,533	$276,831
Interest cost	76,095	71,922	228,285	215,766
Expected return on plan assets	(112,350)	(84,931)	(337,050)	(254,793)
Amortization of prior service cost	(52)	2,762	(156)	8,286
Amortization of unrecognized net loss	21,748	27,632	65,244	82,896

Net periodic benefit cost	$97,952	$109,662	$293,856	$328,986

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

Earnings per share was reduced by $0.22, basic, and $0.22, assuming dilution, for the three months ended September 30, 2004, and $0.93, basic, and $0.90, assuming dilution, for the nine months ended September 30, 2004. Dividends declared per share was reduced by $0.12 and $ 0.34, respectively, for the three and nine months ended September 30, 2004.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of September 30, 2005, the Company had $3,860,181 in cash available, which it plans to use along with its dividends from the Bank to continue its annual dividend payout of $0.50 per share and to pay its capital securities’ interest payments.

Overview

•	Total assets stood at $635,050,784 at September 30, 2005, an increase of $39,536,702, or 6.64%, from December 31, 2004.

•	Total net loans increased $44,245,916, or 10.69%, to $458,054,206 at September 30, 2005 from $413,808,290 at December 31, 2004.

•	The Company earned $1,368,958, or $0.32 per common share, assuming dilution, for the quarter ended September 30, 2005, compared to $910,178, or $0.22 per common share, assuming dilution, for the same period in 2004. For the nine months ended September 30, 2005, earnings were $3,921,668, or $0.91 per common share, assuming dilution, compared to $3,843,178, or $0.90 per share, assuming dilution, for the nine months ended September 30, 2004.

•	The Bank’s portfolio of loans sold with servicing retained increased $5,864,637, or 2.01%, to $298,125,706 at September 30, 2005 from $292,261,069 at September 30, 2004

•	Total loan production for the nine months ended September 30, 2005 was $186,176,900 compared to $225,231,835 for the same period ended September 30, 2004, reflecting a slow-down in mortgage loan refinancings.

•	The Bank’s interest rate spread remained essentially flat at 3.49% for the nine months ended September 30, 2005, compared to 3.48% for the nine months ended September 30, 2004.

•	The Bank opened three new full-service retail branch offices located in Claremont, Enfield, and Peterborough, New Hampshire, bringing the Bank’s total number of branch offices to seventeen.

•	On February 7, 2005, the Company announced a two for one stock split which was effected in the form of a 100% stock dividend.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2005 there were no valuation allowances set aside against any deferred tax assets.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company contributed $10.0 million from the sale of Debentures II to the Bank as Tier I Capital. The Company intends to use the proceeds for general corporate purposes. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 3.90%, Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 3.90% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company contributed approximately $6.4 million from the sale of Debentures III to the Bank as Tier I Capital. The Company intends to use the proceeds for general corporate purposes. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont and Biddeford, Maine. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the nine-month and three-month periods ended September 30, 2005, the Bank recorded income (loss) under the equity method as $65,682 and ($954), respectively. The Bank has entered into an agreement with Charter New England Agency (CNEA), a

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine-month and three-month periods ended September 30, 2005, the Bank generated commissions in the amount of $170,829 and $73,891, respectively.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

During the first nine months of 2005, total assets increased by $39,536,702, or 6.64%, from $595,514,082 to $635,050,784.

Total net loans increased $44,245,916, or 10.69%, from $413,808,290 at December 31, 2004 to $458,054,206 at September 30, 2005. During the first nine months of 2005, the Bank originated $186,176,900 in loans, compared to $225,231,835 for the same period in 2004. During the first nine months of 2004, interest rates remained near historically low levels and many customers re-financed higher yielding mortgage loans creating a higher demand for mortgage loans. Total loans sold into the secondary market amounted to $41,982,165 for the nine months ended September 30, 2005, compared to $52,094,178 for the same period in 2004, reflecting the slow-down in loan re-financings. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. The proceeds from the sale of loans are then available to lend back into the Bank’s market area and to purchase investment securities. At September 30, 2005, the Bank had $298,125,706 in its portfolio of sold loans with servicing retained compared to $292,261,069 at September 30, 2004. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2005, adjustable rate mortgages comprised approximately 81% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

As of September 30, 2005, securities available-for-sale decreased by $8,036,696, or 6.78%, to $110,504,615 from $118,541,311 at December 31, 2004, as the Bank used the cash generated from maturing securities to fund loan demand. The Bank’s net unrealized loss (after-tax) on its investment portfolio was $993,633 at September 30, 2005 compared to a net unrealized loss of $136,766 at December 31, 2004. This change was the result of an increase in interest rates which created a decrease in the value of the Bank’s investment securities. Management believes that this unrealized loss is temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first nine months of 2005.

During the first nine months of 2005, deposits increased by $26,699,772 or 6.17% to $459,771,352 from $433,071,580 at December 31, 2004. Non-interest bearing checking accounts increased $1,140,574, or 3.88%, from December 31, 2004 due to new deposits generated by the opening of three branches. Savings and interest-bearing checking accounts decreased $8,135,304, or 2.69% as customers transferred funds into higher yielding time deposits. Time deposits increased $33,694,502, or 33.17%, due to higher yielding time deposit specials and the opening of the three new branches.

Securities sold under agreement to repurchase decreased by $5,156,205 to $8,491,764 during the first nine months ended September 30, 2005 from $13,647,969 at December 31, 2004. This decrease is due to the timing a large commercial accounts transfer. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $90,000,000 in advances from the Federal Home Loan Bank at September 30, 2005, an increase of $15,000,000 from December 31, 2004. The Bank used the proceeds from the FHLB advances to fund a portion of the increase in net new loans.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. As of September 30, 2005 the Bank had no impaired loans. That compares to an impaired loan balance of $902,458 on December 31, 2004. The reduction comes from the reclassification of a loan relationship previously carried as impaired. The loans in that relationship are performing and the bank expects to receive all principal and interest in accordance with the terms of the loans.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at September 30, 2005 was $3,993,459 compared to $4,019,450 at December 31, 2004. The change is the net result of $33,162 in loans charged-off and $7,171 recovered during the nine-month period. No provisions for loan losses were made during the nine-month period ended September 30, 2005. The allowance represented 0.87% and 0.96% of total loans as of September 30, 2005 and December 31, 2004, respectively. The decline is attributable to loan portfolio growth.

In addition to the allowance for loan losses, the Bank established an allowance for losses associated with an overdraft privilege program. During the third quarter of 2005 the provision for that allowance, charged to income, was $42,000. At September 30, 2005 the allowance for overdraft privilege losses was $28,174, which represents 22% of aggregate overdrafts and 100% of the aggregate balance of accounts overdrawn for 30 days or more. The allowance for overdraft losses is maintained separately and is not included in the allowance for loan losses.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended September 30,	For the years ended December 31,
	2005	2004	2003	2002	2001	2000
Balance, beginning of period	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854	$4,320,563
Charged-off loans/writedowns	(33,162)	(14,737)	(86,642)	(687,899)	(201,456)	(214,850)
Recoveries	7,171	60,540	9,588	38,222	83,987	267,141
Provision charged to Income	—	74,997	99,996	120,000	90,000	60,000

Balance, end of period	$3,993,459	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2005, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $3,131,607 on September 30, 2005 compared to $5,196,123 at December 31, 2004. The Bank had no OREO at September 30, 2005 or December 31, 2004. The decrease in classified loans comes from the decline in loans over 90 days past due, collateral liquidation, and a reduction in the outstanding balance on a classified commercial line of credit. Loans 90 days or more past due were $199,926 at September 30, 2005 compared to $243,809 at December 31, 2004. Loans 30 to 89 days past due were $1,215,575 at September 30, 2005 compared to $2,705,154 at year-end 2004. The allowance as a percentage of non-performing loans was 1,997% on September 30, 2005, up from 1,371% on December 31, 2004. The high percentage results from the very low level of non-performing loans. The low dollar amount of loans over 90 days past due resulted in the low non-performing loan balance. No loss is anticipated on any of the loans that were over 90 days past due as of September 30, 2005. The absence of anticipated losses, favorable market conditions, and results of adequacy testing all contributed to the determination that no additional provision was needed during the first nine months of 2005.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	Sept. 30, 2005		December 31, 2004
90 day delinquent loans (1)	$200	0.03%	$244	0.04%
Nonaccrual impaired loans (2)	—	0.00%	49	0.01%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing assets	$200	0.03%	$293	0.05%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.
(2)	At December 31, 2004, $853,064 of impaired loans, not included above, were on accrual status and performing; those loans were not considered impaired as of September 30, 2005 when the aggregate balance was $749,183.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	Sept. 30, 2005		December 31, 2004
Real estate loans-
Conventional	$2,547	77%	$2,445	77%
Construction	271	3%	265	5%
Collateral and consumer	101	14%	109	14%
Commercial and municipal	1,074	6%	1,058	4%
Impaired Loans	0	—	142	—

Total valuation allowance	$3,993	100%	$4,019	100%

Total valuation allowance as percentage of total loans		0.87%		0.96%

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

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2005 and September 30, 2004

Net income for the nine months ended September 30, 2005 was $3,921,668 or $0.91 per common share (assuming dilution), compared to $3,843,178, or $0.90 per common share (assuming dilution), for the same period in 2004, an increase of $78,490, or 2.04%. Net income for the third quarter ended September 30, 2005 was $1,368,958, or $0.32 per share (assuming dilution), as compared to $910,178, or $0.22 per share (assuming dilution), for the third quarter ended September 30, 2004, an increase of $458,780, or 50.41%. The absence of the realization of a one-time, non-recurring, pre-tax write-off expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 Trust Preferred Securities (TPS) tempered the Company’s earnings during the three and nine months ended September 30, 2004.

Net interest and dividend income increased $869,407, or 6.27%, for the first nine months of 2005 and $247,151, or 5.27%, for the third quarter ended September 30, 2005 compared to the same periods in 2004. The increases occurred due to increases in the Bank’s loan portfolio.

Total interest and dividend income for the nine months ended September 30, 2005 increased by $2,248,506, or 11.97%, to $21,029,907 from $18,781,401 for the same period in 2004. For the three months ended September 30, 2005, total interest and dividend income increased by $813,632, or 12.44%, to $7,352,160 from $6,538,528 for the same period in 2004. Interest and fees on loans increased $2,562,170, or 17.28%, and $997,695, or 19.36%, for the nine and three month periods ended September 30, 2005, respectively, compared to the same periods in 2004, reflecting the increase in the Bank’s loan portfolio.

Interest on debt securities decreased $467,829, or 12.15%, from $3,851,173 at September 30, 2004 to $3,383,344 for the nine-month period ended September 30, 2005. For the third quarter ended September 30, 2005, interest on debt securities decreased $240,162, or 17.80%, from $1,349,441 at September 30, 2004 to $1,109,279 at September 30, 2005. The decrease in interest on debt securities reflects the decrease in the average balance of debt securities as many of these securities matured or were called. Cash flows from maturing and called debt securities were re-deployed to fund the Bank’s increases to its loan portfolio.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 2005, total interest expense increased by $1,397,099, or 28.09%, to $6,289,374 from $4,910,275 for the same period in 2004. For the three months ended September 30, 2005, total interest expense increased $566,481, or 30.70%, to $2,411,766 from $1,845,285 for the same period in 2004. For the nine months and three months ended September 30, 2005, interest on deposits increased $566,764, or 23.41%, and $433,423, or 55.38%, respectively compared to the same periods in 2004. The increases were attributable to higher deposit balances and a shift of deposits to higher yielding time deposits. The Bank’s cost of deposit funds for the nine months ended September 30, 2005 was 1.10% as compared to 0.71% for the same period of 2004.

For the nine months ended September 30, 2005, interest on advances and other borrowed money increased $812,335, or 32.63%, to $3,301,994 from $2,489,659 for the same period in 2004. For the third quarter ended September 30, 2005, interest on advances and other borrowed money increased by $133,058, or 12.52%, to $1,195,688 from $1,062,630 for the same period in 2004. The increase in the Bank’s borrowings from the FHLB in the amount of $15,000,000 and the increase in re-pricings of existing advances at higher interest rates accounted for the increase in interest on advances and other borrowed money.

No additional provision for loan losses was made during the first nine months of 2005. The provision for loan losses totaled $24,999 for the three months ended September 30, 2004 and $74,997 for the nine months ended September 30, 2004. Net loan charge-offs were $25,991 during the first nine months of 2005 compared to net recoveries of $13,068 for the same period in 2004. The allowance for loan losses was $3,993,459 on September 30, 2005 compared to $3,986,715 on September 30, 2004. The allowance for loan losses represented 0.87% of total loans at September 30, 2005, and 0.97% at September 30, 2004. The lower percentage is due to loan portfolio growth.

For the nine months ended September 30, 2005, total noninterest income decreased by $212,324, or 6.99%, from $3,038,346 in 2004 to $2,826,022 for the same period in 2005. The decrease in noninterest income for the nine-month period was the result of the absence of a net gain in the amount of $373,410 on the sale of a debt securities realized during the first nine months ended September 30, 2004. In addition, a decrease in the net gains on the sales of loans in the amount of $88,804, or 19.47%, caused by a decrease in mortgage loan refinancings, contributed to the decrease in total noninterest income. During the nine months ended September 30, 2005, the Bank sold a total of $41,982,165 in loans into the secondary market, compared to $52,094,178 for the nine months ended September 30, 2004, despite an increased amount experienced during the third quarter ended September 30, 2005. These decreases for the first nine months were slightly offset by an increase in the amount of $290,546, or 19.78%, in customer service fees, due to the introduction of an overdraft protection program.

For the three months ended September 30, 2005, total noninterest income increased by $330,226, or 39.57%, from $834,599 in 2004 to $1,164,825 for the same period in 2005. This increase in noninterest income resulted from an increase in the amount of $86,983, or 101.11%, in net gain on the sales of loans originated for sale due to a higher volume of loans sold during the third quarter. During the three months ended September 30, 2005, the Bank sold a total of $22,381,042 in loans into the secondary market, compared to $13,857,805 for the three months ended September 30, 2004. In addition, an increase in customer service fees in the amount of $205,592, or 41%, due to the introduction of the above mentioned overdraft protection program accounted for the majority of the balance of the increase in noninterest income.

Total noninterest expenses increased $680,496, or 6.45%, from $10,552,097 to $11,232,593, for the nine months ended September 30, 2005. For the three months ended September 30, 2005, total noninterest expenses decreased by $93,725, or 2.36%, from $3,965,954 to $3,872,229. The absence of the realization of a one-time, non-recurring, pre-tax write-off expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 Trust Preferred Securities (TPS) reduced the Company’s noninterest expense during both the nine and three month periods ended September 30, 2004.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the nine month period ended September 30, 2005:

•	Salaries and employee benefits increased by $1,013,212, or 20.97%, to $5,844,145 for the nine months ended September 30, 2005 from $4,830,933 for the nine months ended September 30, 2004. Gross salaries and benefits paid increased $647,986 or 10.87%, from $5,961,089 at September 30, 2004, to $6,609,075 at September 30, 2005. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of new employees associated with the opening of three new branch offices. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans due to the decrease in the volume of loan originations in the amount of $365,226 from $1,130,156 for the nine months ended September 30, 2004 to $764,930 for the nine months ended September 30, 2005. The deferral of expenses on originated loans decreased due to the decreased volume of loans for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

•	Occupancy expenses increased by $24,479, or 1.41%, from $1,740,733 for the nine months ended September 30, 2004 to $1,765,212 for the nine months ended September 30, 2005 due to the opening of three new branches.

•	Advertising and promotion increased by $136,105, or 63.19%, from $215,406 for the nine months ended September 30, 2004 to $351,511 for the nine months ended September 30, 2005. Expenses associated with the opening of three new branch offices contributed to the increase.

•	Outside services increased by $95,519, or 26.08%, from $366,260 for the nine months ended September 30, 2004 to $461,779 for the nine months ended September 30, 2005 due to increased costs associated with information technology security and audit costs resulting from Sarbanes-Oxley compliance requirements.

•	Professional services increased by $43,496, or 12.10%, from $359,358 for the nine months ended September 30, 2004 to $402,854 for the nine months ended September 30, 2005, primarily due to the costs associated with the transfer of the Bank’s statement rendering process to a third party provider.

•	ATM processing fees decreased by $62,793, or 18.56%, from $338,355 for the nine months ended September 30, 2004 to $275,562 for the nine months ended September 30, 2005 due to savings realized by processing the Bank’s ATM transactions in-house.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $28,335, or 27.07% due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Write-off of issuance cost due to prepayment occurred during the third quarter ended September 30, 2005 and was the result of the realization of a one-time, non-recurring, pre-tax write-off expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 Trust Preferred Securities (TPS).

•	Other expenses increased by $228,337, or 14.85%, from $1,537,396 for the nine months ended September 30, 2004 to $1,765,733 for the nine months ended September 30, 2005 due to charge-offs associated with the Bank’s overdraft protection program and increases in postage expense.

For the three-month period ended September 30, 2005:

•	Salaries and employee benefits increased by $369,339, or 22.82%, to $1,987,956 for the three months ended September 30, 2005 from $1,618,617 for the three months ended September 30, 2004. Gross salaries and

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

benefits paid increased $378,535, or 19.76%, to $2,294,403 at September 30, 2005, from $1,915,868 at September 30, 2004. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of new employees associated with the opening of three new branch offices. The deferral of expenses associated with the origination of mortgage loans increased in the amount of $9,196 from $297,251 for the three months ended September 30, 2004 to $306,447 for the three months ended September 30, 2005. The deferral of expenses on originated loans increased due to the increased volume of loans generated during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.

•	Occupancy expenses increased by $9,623, or 1.63%, from $589,317 for the three months ended September 30, 2004 to $598,940 for the three months ended September 30, 2005 due to the opening of three new branches.

•	Advertising and promotion increased by $69,675, or 88.39%, from $78,830 for the three months ended September 30, 2004 to $148,505 for the three months ended September 30, 2005. Expenses associated with the opening of three new branch offices contributed to the increase.

•	Outside services increased by $46,201, or 45.57%, from $101,390 for the three months ended September 30, 2004 to $147,591 for the three months ended September 30, 2005, due to increased costs associated with information technology security and audit costs resulting from Sarbanes-Oxley compliance requirements.

•	Professional services decreased by $1,229, or 0.91%, from $134,883 for the three months ended September 30, 2004 to $133,654 for the three months ended September 30, 2005.

•	ATM processing fees decreased by $17,407, or 14.98%, from $116,226 for the three months ended September 30, 2004 to $98,819 for the three months ended September 30, 2005 due to savings realized by processing the Bank’s ATM transactions in-house.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $56,684, or 163.89% due to an increase in the impairment valuation covering the Bank’s loan servicing portfolio and a higher volume of loan prepayments experienced during the third quarter ended September 30, 2005.

•	Write-off of issuance cost due to prepayment occurred during the third quarter ended September 30, 2005 and was the result of the realization of a one-time, non-recurring, pre-tax write-off expense in the amount of $758,408 resulting from the redemption of the Company’s $16,400,000 Trust Preferred Securities (TPS).

•	Other expenses increased by $136,030, or 26.92%, from $505,317 for the three months ended September 30, 2004 to $641,347 for the three months ended September 30, 2005 due to charge-offs associated with the Bank’s overdraft protection program, increases in postage expense and costs associated with opening and operating three new branches.

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

The Bank’s one-year gap at September 30, 2005, was negative 10%, compared to the December 31, 2004 gap of negative 6%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 10% at September 30, 2005, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first nine months of 2005 because 44% of the Bank’s borrowings from the FHLB carry re-pricing terms of six months or less.

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

The following table sets forth the Bank’s NPV as of June 30, 2005 (the latest NPV analysis prepared by the OTS), as calculated by the OTS. For the current reporting cycle, the OTS has suppressed all model outputs associated with the –300 and – 200 bps scenarios because of the abnormally low prevailing interest rate environment.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,809	-18,765	-23%	9.90%	-258 bp
+200 bp	69,141	-11,434	-14%	10.94%	-155 bp
+100 bp	75,710	-4,865	-6%	11.84%	-65 bp
0 bp	80,574	—	—	12.48%	—
-100 bp	82,243	6,668	+2%	12.68%	+20 bp
-200 bp	80,464	-110	0%	12.41%	- 8bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2005, the Bank had approximately $60,000,000 in additional borrowing capacity from the FHLB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At September 30, 2005, the Company’s shareholders’ equity totaled $45,937,075 or 7.23% of total assets, compared to $43,835,017, or 7.36% of total assets at December 31, 2004. The Company’s Tier I core capital was 8.12% at September 30, 2005 compared to 7.87% at year-end December 31, 2004. The increase in shareholders’ equity of $2,102,058 reflects net income of $3,921,668, the payment of $1,569,342 in common stock dividends, proceeds of $606,599 from the exercise of stock options, and a decrease of $856,867 in accumulated other comprehensive loss. The change in other comprehensive loss reflects an increase in interest rates during the first nine months of 2005 and the corresponding decrease in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares is complete. As of September 30, 2005, 119,000 shares of common stock had been repurchased. During the third quarter ended September 30, 2005, no shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value as such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2005, the Company had $3,860,181 in cash available, which it plans to use to continue its annual dividend payout of $.50 per share and pay the interest on its capital securities. The interest and dividend payments are approximately $3,300,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs. On October 13, 2005, the Bank paid a dividend in the amount of $2,500,000 to the Company which brought the available cash balance to $6,360,181.

For the nine months ended September 30, 2005, net cash provided by operating activities amounted to $5,511,128 compared to net cash provided by operating activities of $6,931,640 for the same period in 2004. The difference is primarily attributable to (1) the timing of cash receipts from interest on investments and loans and cash disbursements for interest payments on deposits and borrowings and (2) higher noninterest expenses primarily in the category of salaries and employee benefits. Net cash used in investing activities amounted to $42,636,931 for the nine months ended September 30, 2005, compared to net cash used in investing activities of $72,632,760 for the same period in 2004, a decrease of $29,995,829. During the first nine months ended September 30, 2004, the Bank employed several short-term leverage strategies utilizing Federal Home Loan Bank advances and utilized the funds from these advances to invest in favorable short-term investment securities. For the nine months ended September 30, 2005, net cash flows provided by financing activities amounted to $35,580,824 compared to net cash provided by financing activities of $64,181,655 for the same period in 2004, a decrease of $28,600,831, as the Bank’s demand for loans during 2005 decreased requiring less utilization of advances from the FHLB, with deposit inflows sufficient to fund loan growth.

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

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2005, the Bank’s ratios were 8.12%, 8.12%, and 11.92%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $10.88 at September 30, 2005, compared to $10.52 per share at December 31, 2004. The increase in paid-in capital and retained earnings partially offset by an increase in accumulated other comprehensive loss.

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

Part I. Item 4.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required; and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2005 through July 30, 2005 (1)	0	0	0	129,000
August 1, 2005 through August 31, 2005	0	0	0	129,000
September 1, 2005 through September 30, 2005	0	0	0	129,000

Total	0	0	0	129,000

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 248,000 shares is complete.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits

A.)	Exhibits:
	3.1(1)	Certificate of Incorporation, as amended.

	31.1	Rule 13a-14(a)/15d-14(a) Certifications

	31.2	Rule 13a-14(a)/15d-14(a) Certifications

	32.1	Section 1350 Certifications

	32.2	Section 1350 Certifications

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 15, 2005	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: November 15, 2005	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)