Form 10-K
period 2005-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2006-03-30
CIK 846931

New Hampshire Thrift Bancshares, Inc. is the parent company of Lake Sunapee Bank,,fsb, a federal stock savings bank providing financial services throughout central and western New Hampshire.

The Bank encourages and supports the personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

Selected Financial Highlights

For the Years Ended December 31,	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net Income	$5,524	$5,098	$5,771	$4,300	$3,100

Per Share Data:
Basic Earnings (1) (2)	1.31	1.23	1.46	1.10	0.80
Diluted Earnings (2)	1.29	1.20	1.42	1.09	0.80
Dividends Paid (2)	0.50	0.45	0.36	0.32	0.32
Dividend Payout Ratio	38.17	36.59	24.66	29.09	40.00

Return on Average Assets	0.89%	0.87%	1.15%	0.88%	0.65%
Return on Average Equity	13.10%	12.17%	15.83%	13.94%	11.07%

As of December 31,	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Total Assets	$650,179	$595,514	$526,246	$496,645	$493,937
Total Deposits	464,637	433,072	428,477	429,328	422,737
Total Securities (3)	119,303	123,421	126,179	85,828	56,784
Loans, Net	463,151	413,808	344,573	317,144	337,183
Federal Home Loan Bank Advances	100,000	75,000	22,000	—	—
Shareholders’ Equity	46,727	43,835	39,125	33,766	28,966
Book Value per Share	$11.07	$10.52	$9.74	$8.62	$7.48
Average Common Equity to Average Assets	6.80%	7.15%	7.28%	6.35%	5.87%
Shares Outstanding	4,219,980	4,167,180	4,017,380	3,917,848	3,873,948
Number of Branch Locations	17	15	14	14	14

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2)	Data presented for years prior to 2004 has been restated for the effect of a two-for-one stock split, in the form of a 100% stock dividend, in February 2005.

(3)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Shareholders

… the primary operating theme for 2006… will focus more on the deepening of relationships within our existing customer base…

As the top producer of purchase-money mortgage loans in the Dartmouth-Lake Sunapee-Kearsarge Region, the Company hit all of its established benchmarks for 2005 despite the significant market pressures of rising interest rates and the demise of the multi-year mortgage loan refinance boom. While not a record year for mortgage activity, the market clearly exceeded earlier expectations and served to advance the Company to the point of solid performance returns. Continued growth in all segments of operations helped the Company to overcome certain embedded costs associated with the opening of three new branches during the year and to advance the strategic positioning of our financial services franchise into more geographically-diversified economic communities.

Increases in assets, loans, deposits, net income and book value all combined to support the long-term goals and objectives of the Company as it continues to build and expand upon core business relationships, while at the same time, broadening its marketplace presence into selected segments of the New Hampshire economy where consistently growing economic strengths are clearly evident.

Within an ever-increasingly competitive environment, the Company must endeavor to strike a reasonable balance between the forces of margin compression, credit quality, regulatory expense, technological advancements and funding costs in an effort to deliver consistent growth in core earnings and shareholder value. It is, therefore, the incremental and successful execution of the strategic plan that is more important than the plan itself. One is just a guide to where one wants to go, while the other is the deliberate act of making choices on how best to get there. The Company, which operates on the basis of three-year business plans, accomplished all of its primary goals for 2005 and, while being flexible enough to make certain mid-course corrections for 2006, remains confident that the longer-term goals and objectives can be achieved.

The primary operating theme for 2006, then, will focus more on the deepening of relationships within our existing customer base rather than the expense-driven advance of the Company into a variety of new markets through de novo branching. It is currently anticipated that only one new branch will be opening later in the year in Milford, New Hampshire that will both complement and build upon the market positioning of our new Peterborough, New Hampshire office that opened in January of 2005.

COMPANY EARNINGS

Earnings for 2005 increased by just over 8.00% over the previous year, with consolidated net income for the year-ended December 31, 2005 of $5,524,288, or $1.29 per share of common stock (diluted). This compares to net income of $5,098,093, or $1.20 per share of common stock (diluted) that the Company reported for 2004. As with almost all traditional financial institutions, the consistent rise in interest rates throughout the year brought on margin compression in the form of higher funding costs that narrowed the Company’s net interest margin as a percentage of income over expense. The Federal Reserve Board continued to maintain their hawkish economic position throughout the year by incrementally raising interest rates at every meeting and signaling that their posture going forward would remain substantially unchanged until they were convinced that any and all inflationary trends had been successfully constrained by their own policies. Rising interest rates, however, are not friendly to the vast majority of financial institutions across the country when the cost of funds, deposits and advances, increases at a more rapid pace than the periodic adjustments on the loan portfolio can keep up with in the short run. Sustainable and recurring sources of noninterest income are more critical now than ever before to the longer-term stability of net earnings over time. Complete financial details for the year ending December 31, 2005 can be found in the Management’s Discussion and Analysis section that immediately follows this letter.

SHAREHOLDER VALUE

For community banks like ours, the concept of developing greater shareholder value embraces more than just bottom-line numbers or point-in-time stock prices. Beyond net income, the smaller regional institutions that dot the landscape of many of our Northeastern states also look for a blend of customer loyalty, franchise positioning, marketplace demographics, portfolio diversification and asset quality. In this regard, the Company has sought, and continues to focus on, the broadening of both

Letter to Shareholders (continued)

our individual customers relationships and the expansion of our branching network in an effort to better insulate the institution from the economic ups-and-downs of just one or two primary-market communities.

Adjusted for the two-for-one stock split that occurred in the first quarter of 2005, the Company’s stock price closed the year 2005 at $14.74 per share, with closing prices having ranged from a high of $18.45 immediately after the stock split to a low of $12.50 in the fall of 2005. Shareholders’ equity stood at $46,726,549 as compared to $43,835,017 at the end of 2004, representing a 6.60% increase, or $2,891,532, over the course of the year. The number of common shares outstanding at the end of 2005 totaled 4,219,980 and the book value per share stood at $11.07, an increase of $0.55 or 5.23% over December 31, 2004.

During calendar year 2005, in addition to the previously mentioned stock split, the Company authorized an increase in the annualized split-adjusted stock dividend from $0.45 per share to $0.50 per share, representing an 11.11% increase and announced the reinstatement of a previously unfinished stock buy-back program. All of these decisions were based in the belief that the Company’s strong financial position and sustainable earnings record provided a baseline for continued growth that would benefit both current and future shareholders alike.

The Company has always viewed itself as a long-term investment and manages the daily operations on the premise and concept of stewardship. This is the Company’s twentieth year as a publicly-traded financial institution and it is, perhaps, both appropriate and timely to note that over just the last five years (based on stock price alone) $100.00 invested in the stock of the Company on January 1, 2001 had grown to $220.00 as of December 31, 2005. It should also be noted that this rate of growth, over the same period of time, exceeds that of the Dow Jones Industrials, the S&P 500 Index, the Nasdaq Composite Index or the Amex Composite Index.

BANKING IN NEW HAMPSHIRE

New Hampshire’s strong economic base and recent national designation as the ‘most livable state’ in the country exemplify and support the Company’s continuing interest in expanding upon our established patterns of institutional growth. We are not, of course, alone in this thinking and competition for deposits and loans remains of constant concern as we strategize for the future. In addition, the changing demographic characteristics of our customer base require that we maintain a vigilant eye on who our customers are, what they expect of us and how do we ensure their continued relationship with the Company going forward.

To this end, the Company recognizes the need to be technologically advanced enough to meet the emerging needs of the growing ‘self-service’ segment of the population that is less interested in the ‘nine-to-five’ operations of a branch, while at the same time serving the currently-larger segment that continues to value, appreciate and rely upon the delivery of banking products in the more traditional setting. While a costlier approach, branching remains the bedrock of community banking and the Company’s strategy continues to focus on expanding the current branch office network over the next few years.

Considerable effort is also being placed on the need to deepen relationships within our existing customer base. Our strategies include combining a systems enhancement that will integrate all current customer relationships with a personal contact effort to be sure that products or services that would be beneficial to a customer are, in fact, being utilized. As the Company approaches its 140th year in business, we are seeking ways to better identify, quantify and articulate the attributes of our historical growth and success in a manner that will help both existing and prospective customers envision what the benefits are of choosing to do business with us. The goal, quite simply, is to more clearly differentiate the Company from the competition by expecting more of ourselves than the customer does.

BALANCE SHEET FUNDAMENTALS

Total assets of the Company stood at $650,178,681 at year-end December 31, 2005 as compared to $595,514,082 at year-end 2004. This is a net increase of just over 9.00% and nearly $55 million in real growth over the course of the year. All primary asset and liability areas were up for the year, including loans, deposits and advances. As noted previously, the increasing cost of funds remains of serious concern to the Company as it attempts to offset the affects of margin

… the Company recognizes the need to be technologically advanced enough to meet the emerging needs of the growing ‘self-service’ segment of the population… while at the same time serving the currently-larger segment that continues to value, appreciate and rely upon the delivery of banking products in the more traditional setting…

\Letter to Shareholders (continued)

…the role and positioning of a financial services intermediary such as ours remains culturally intertwined with our communities and our customers…

compression with corresponding growth in other service-sector areas of our banking operations.

With the mortgage loan refinance boom now well behind us and many of our existing borrowers now comfortably locked into longer-term fixed-rate mortgages that we service for the secondary market, the Company has focused more attention once again on the purchase-money and construction-loan market. In this regard, 2005 was a very good year for the Company, with net portfolio loan growth of just under $50 million or nearly 12.00%. At December 31, 2005 the loan portfolio stood at $467,172,877 as compared to $417,827,740 at year-end 2004. In addition, the sold loan portfolio has now crossed the $300,000,000 mark and the Company services more than 2,700 loans for the secondary market. When these numbers are combined with those of the Company’s own loan portfolio, it is becomes clear that, from an operational basis, we are conducting the day-to-day business of a company much larger than our asset size would indicate.

The two underlying and fundamental strengths of any financial institution are capital adequacy and asset quality. To this end, the Company has continued to maintain its well-capitalized position and to further reduce the already record-low levels of non-performing assets from 0.05% of total assets at year-end 2004 to 0.04% on December 31, 2005. The Company believes that good asset quality is most important to the longer-term stability of the franchise and that yielding on loan policy guidelines and extending credit risk limits can in no way be offset by the attraction of the associated higher interest rates. With the annual Safety and Soundness Examination and Compliance Examination having been conducted by the Office of Thrift Supervision just prior to the close of the year, it is reassuring to note that the Company received a high quality rating in all categories of the examinations.

LOOKING TO THE FUTURE

The Company’s strategic planning process looks for continued growth over the next several years. Focusing on both existing and emerging markets, the goal is to develop a clear vision and enabling environment for our employees that encourages them to become active participants in the success of the institution by recognizing new opportunities for expanding customer relationships. People will always be the foundation of our business.

While it is universally acknowledged that the financial services industry is currently facing a number of daunting hurdles…higher funding costs, slower deposit and loan growth, credit quality concerns, cost controls and risk mitigation…it is also true that the core business of banking remains unchanged. The role and positioning of a financial services intermediary such as ours remains culturally intertwined with our communities and our customers. We must, then, strive to deliver more than the customer expects by becoming a more and more important part of their lives.

We are committed to growing the Company, enhancing the revenue stream and managing risk at all operational levels. The Company operates within a ‘best practices’ environment and acknowledges its historic role to advance economic stability across its base of relationships…individuals, families, businesses and municipalities. The overall value of the banking franchise is directly tied to the markets it serves, the capacity of its capital position and its vision for future growth.

CLOSING COMMENT

On behalf of all those involved in working toward the long-term success and advancement of the Company…the Board, the Management and the Staff…I would like to take this opportunity to express our appreciation for the continued support and confidence that has been shown by both our customers and our shareholders. We pledge to continue operating the Company in the best interests of all concerned and look forward to expanding our core business relationships in the years ahead.

/s/ Stephen W. Ensign

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

Overview

•	Total assets stood at $650,178,681 at December 31, 2005, an increase of $54,664,599, or 9.18%, from December 31, 2004.

•	Net loans increased $49,342,246, or 11.92%, to $463,150,536 at December 31, 2005 from $413,808,290 at December 31, 2004.

•	In 2005, the Bank originated over $248.4 million in loans, compared to over $282.1 million in 2004. The slow-down in refinancings accounted for the decrease.

•	The Bank’s loan servicing portfolio increased to $304,267,740 at December 31, 2005 from $293,569,964 at December 31, 2004, an increase of $10,697,776, or 3.64%.

•	The Company earned $5,524,288, or $1.29 per common share, assuming dilution, for the year ended December 31, 2005, compared to $5,098,093, or $1.20 per common share, assuming dilution, for the year ended December 31, 2004.

•	Net interest and dividend income for the year ended December 31, 2005, increased by $947,336, or 5.05%, to $19,714,670. The increase was due to an increase in loans outstanding which helped to offset compressing spread margins.

•	The Bank’s interest rate spread decreased to 3.40% as of December 31, 2005 from 3.48% at December 31, 2004, due to continuing margin compression resulting from a flattening yield curve.

•	During 2005, the Bank sold $59.3 million in loans to the secondary market, realizing gains on those sales of $546,730, as compared to 2004, when the Bank sold $67.5 million in loans to the secondary market, realizing gains on those sales of $595,231. A slow-down in mortgage loan refinancings contributed to the decrease.

•	On December 12, 2005, the Company reactivated a previously existing, but uncompleted stock repurchase program, originally adopted on February 22, 2001. Up to 248,000 shares of the Company’s common stock will be repurchased from time to time at the discretion of management.

•	The Bank opened three branch offices during 2005, located in Peterborough, Claremont, and Enfield, New Hampshire.

Forward-looking Statements

The preceding and following discussion may contain certain forward-looking statements, which are based on management’s current expectations regarding economic, legislative, and regulatory issues that may impact the Company’s earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: losses resulting from higher risk loans; a need to increase the allowance for loan losses; changes in interest rates; changes in general and local economic conditions; loss of the services of executive officers or key personnel; changes in the laws or regulations to which the Company is subject; changes in competition; failure by the Company to maintain an effective system of internal control over financial reporting; changes in deposit flows; changes in real estate values; changes in accounting principles, policies or guidelines; and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services. In particular, these issues may impact management’s estimates used in evaluating market risk and interest rate risk in its gap analysis and Net Portfolio Value (NPV) tables, loan loss provisions, classification of assets, accounting estimates and other estimates used throughout this discussion. The Company disclaims any obligation to subsequently revise any forward-looking statements, or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses.

Management’s Discussion and Analysis (continued)

Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 14-17 of Management’s Discussion and Analysis.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2005, there were no valuation allowances set aside against any deferred tax assets.

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

Management’s Discussion and Analysis (continued)

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the years ended December 31, 2005 and December 31, 2004, the Bank recorded $103,348 and $155,278, respectively, in a realized gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the years ended December 31, 2005 and December 31, 2004, the Bank generated commissions in the amount of $263,705 and $192,617, respectively.

Comparison of Years Ended December 31, 2005 and 2004

Financial Condition

Total assets increased by $54,664,599, or 9.18%, from $595,514,082 at December 31, 2004 to $650,178,681 at December 31, 2005. Cash and Federal Home Loan Bank overnight deposit increased $4,801,809. Net loans receivable and loans held-for-sale increased by $50,310,546, or 12.12%, to $465,413,836 at December 31, 2005 from $415,103,290 at December 31, 2004.

Total gross loans, excluding loans held-for-sale, increased $49,303,403, or 11.85%, to $465,383,129 at December 31, 2005 from $416,079,726 at December 31, 2004. The increase was attributed to increases of $30,537,359, or 8.93%, in real estate mortgage loans (including conventional and commercial). In particular, the Bank’s commercial real estate portfolio increased $13,603,542, or 15.70%, to $100,264,007. Consumer loans increased $6,943,235, or 12.09%, to $64,392,818, due to a demand for the Bank’s Home Equity Line of Credit product. The continued favorable interest rate environment made the above loan offerings very attractive. Sold loans totaled $304,267,740 at year-end 2005, compared to $293,569,964, at year-end 2004. Sold loans are loans originated by the Bank and sold to Freddie Mac with the Bank retaining the servicing of these loans. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

The amortized cost of investment securities available-for-sale decreased $3,058,536, or 2.58%, from $118,767,782 at December 31, 2004, to $115,709,246 at December 31, 2005. The Bank used the proceeds from maturing investment securities to fund loan demand.

The Bank realized gains on the sales and calls of securities in the amount of $50,328 during 2005, as compared to $392,813 in 2004. At December 31, 2005, the Bank’s investment portfolio had a net unrealized holding loss of $2,114,113, as compared to a net unrealized holding loss of $226,471 at December 31, 2004. As interest rates increased during 2005, the value of the Bank’s investment portfolio decreased. However, since the average life of the investment portfolio is less than five years and the liquidity of the Bank remains strong, the Bank does not anticipate the need to prematurely sell any investments and realize a loss. In addition, all securities are rated as investment grade by the leading rating agencies.

Real estate owned and property acquired in settlement of loans remained at $0 at December 31, 2005 and 2004.

Investments in real estate increased $1,596,729 from $357,119 at December 31, 2004 to $1,953,848 at December 31, 2005. In August of 2005, the Bank purchased commercial real estate property located in Hillsborough, NH, which houses one of the Bank’s branch offices.

Total deposits increased by $31,565,324, or 7.29%, to $464,636,904 as of December 31, 2005, from $433,071,580 as of December 31, 2004. The increase in deposits was helped in part by the opening of three new branch offices during 2005.

Advances from the Federal Home Loan Bank (FHLB) increased by $25,000,000, or 33.33%, to

Management’s Discussion and Analysis (continued)

$100,000,000 at December 31, 2005 from $75,000,000 at December 31, 2004. The Bank used the proceeds from the advances to fund loan demand. The weighted average interest rate for the outstanding FHLB advances was 4.11% as of December 31, 2005, as compared to the average 2.53% as of December 31, 2004.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2005 the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding loan commitments of approximately $10 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2005 the Bank had approximately $85,000,000 in additional borrowing capacity from the FHLB.

At December 31, 2005, the Company’s shareholders’ equity totaled $46,726,549, as compared to $43,835,017 at year-end 2004. The increase of $2,891,532 reflects net income of $5,524,288, the payment of $2,097,465 in common stock dividends, the exercise of 60,800 stock options in the amount of $593,345, a tax benefit on the exercise of stock options of $124,277, an increase in accumulated other comprehensive loss $1,139,947, and the repurchase of 8,000 shares in the amount of $112,966.

On December 12, 2005, the Company reactivated a previously existing but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares are repurchased. As of December 31, 2005, 127,000 shares of common stock had been repurchased. During 2005, 8,000 shares were repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2005, the Company had funds in the amount of $5,589,951 available, which it plans to use for stockholder dividend payments, to pay interest on the Company’s capital securities, and to repurchase the Company’s shares of common stock. The Company increased the quarterly dividend on its common stock by $.0125 per share, or 11.11%, to $0.125 per share effective with the January 30, 2005 dividend payment. The common stock dividend and capital securities interest payments are approximately $3.5 million per year. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

Net cash provided by operating activities decreased by $5,767,659 to $3,496,317 in 2005 from $9,263,976 in 2004. A decrease in the amount of $3,579,436 in accrued expenses and other liabilities caused by the timing of customer mortgage loan payments on sold loans primarily accounted for the change in other liabilities.

Net cash flows used in investing activities totaled $51,867,494 in 2005 compared to $68,563,105 in 2004, a change of $16,695,611. During 2005, the Bank’s decrease in the amount of $23,589,031 in loan originations and principal collections, net, primarily accounted for the decrease in cash flows used in investing activities.

In 2005, net cash flows provided from financing activities totaled $53,172,986 compared to $62,316,739 in 2004, a change of $9,143,753. Net proceeds from advances provided by the FHLB in the amount of $25,000,000 accounted for 47% of net cash provided from financing activities in 2005, as compared to 85% in 2004. Net increases in deposits in the amount $31,565,324, or 59%, of the total financing activities, accounted for the balance.

The Bank expects to be able to fund loan demand and other investing activities during 2005 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2005, approximately $10,000,000 in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or results of operations.

Management’s Discussion and Analysis (continued)

The following table represents the Company’s contractual obligations at December 31, 2005:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligation	$75,000	$20,000	$35,000	$—	$20,000
Operating Lease Obligation	864	279	393	161	31

Total	$75,864	$20,279	$35,393	$161	$20,031

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2005, the Bank’s ratios were 7.80%, 7.80%, and 11.31%, respectively, well in excess of the OTS requirements.

Book value per share was $11.07 at December 31, 2005 versus $10.52 per share at December 31, 2004.

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

The Bank’s one-year gap at December 31, 2005, was negative 8.31%, as compared to the December 31, 2004 gap of negative 6.10%. If short-term interest rates were to rise, the Bank’s net interest income would be reduced because the cost to re-finance the FHLB advances and re-pricing deposits would increase prior to any asset re-pricing.

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

Management’s Discussion and Analysis (continued)

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

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2005:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$95,892	$30,619	$51,645	$144,163	$143,064	465,383
Investments and FHLB overnight deposit	22,738	2,958	11,943	45,575	45,575	125,709

Total	118,630	33,577	63,588	189,738	185,559	591,092

Interest-bearing liabilities:
Deposits	76,756	20,700	50,262	52,467	218,188	418,373
Repurchase agreements	11,873	—	—	—	—	11,873
Borrowings	85,310	20,000	—	5,000	10,310	120,620

Total	173,939	40,700	50,262	57,467	228,498	550,866

Period sensitivity gap	(55,309)	(7,123)	13,326	132,271	(42,939)	40,226
Cumulative sensitivity gap	$(55,309)	$(62,432)	$(49,106)	$83,165	$40,226
Cumulative sensitivity gap as a percentage of interest-earning assets	-9.36%	-10.56%	-8.31%	14.07%	6.81

The following table sets forth the Bank’s NPV as of December 31, 2005, as calculated by the OTS for the December 31, 2005 reporting cycle:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	63,180	-16,067	-20%	9.78%	- 213bp
+200 bp	69,618	-9,630	-12%	10.62%	- 125bp
+100 bp	75,125	-4,123	-5%	11.38%	- 53bp
0 bp	79,248	—	—	11.90%	—
- 100 bp	80,284	1,594	+2%	12.09%	+ 18bp

Management’s Discussion and Analysis (continued)

Results of Operations 2005 versus 2004

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2005 increased by $947,336, or 5.05%, to $19,714,670. The increase was due to the continuing favorable interest rate environment and the increase in loans outstanding.

Total interest and dividend income increased by $3,346,442, or 13.24%. Interest and fees on loans increased by $3,684,633, or 18.34%, to $23,772,395 in 2004, due to the increase in loans outstanding.

Interest on taxable investments decreased by $512,005, or 10.23%, as the Bank redeployed the proceeds of maturing securities to fund loan demand. Dividends increased by $124,789, or 89.91%, to $263,586. Interest on other investments increased by $49,025, or 95.94%, to $100,125.

Total interest expense increased $2,399,106, or 36.81%, for the year ended December 31, 2005. Interest on deposits increased by $1,135,965, or 35.55%, because the Bank’s certificates of deposit (CD) matured and re-priced into higher yielding term deposits. In addition, the Bank was unable to lag deposit re-pricing due to competitive pressures. Interest on FHLB advances increased by $1,801,639, or 150.08%, to $3,002,106 for the year ended December 31, 2005 from $1,200,467 for the year ended December 31, 2004. FHLB advances outstanding increased to $100,000,000 at December 31, 2005 from $75,000,000 at December 31, 2004 as the Bank used the increased proceeds from the advances to fund loan growth.

The Bank’s overall cost of funds increased to 1.66% in 2005 from 1.29% in 2004. The cost of deposits, including repurchase agreements, increased 27 basis points to 1.09% in 2005 from 0.82% in 2004. The Bank’s time deposits, in particular, rolled into term deposits with higher rates as short-term interest rates increased during 2005.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.40% at December 31, 2005 from 3.48% at December 31, 2004. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.49% from 3.54%. Both decreases are indicative of the increase in short-term interest rates as the yield curve flattened during 2005. Since the Bank is liability sensitive, as interest rates increase, the Bank’s interest rate spread and margin will decrease.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Yield on loans	5.37%	5.13%	5.33%	6.27%	7.25%
Yield on investment securities	3.95%	3.76%	3.20%	4.22%	6.82%
Combined yield on loans and investments	5.06%	4.77%	4.78%	5.80%	7.18%
Cost of deposits, including repurchase agreements	1.09%	0.82%	1.02%	2.18%	3.63%
Cost of other borrowed funds	3.95%	3.37%	7.64%	9.43%	9.12%
Combined cost of deposits and borrowings	1.66%	1.29%	1.35%	2.46%	3.89%
Interest rate spread	3.40%	3.48%	3.43%	3.34%	3.29%
Net interest margin	3.49%	3.54%	3.50%	3.42%	3.33%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2005			2004			2003
	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2),	$442,335	$23,772	5.37%	$391,541	$20,088	5.13%	$334,041	$17,795	5.33%
Investment securities and other	123,143	4,859	3.95%	138,156	5,197	3.76%	115,608	3,699	3.20%

Total interest-earning assets	565,478	28,631	5.06%	529,697	25,285	4.77%	449,649	21,494	4.78%

Noninterest-earning assets:
Cash	18,978			16,024			13,553
Other noninterest-earning assets (3)	35,583			40,317			37,502

Total noninterest-earning assets	54,561			56,341			51,055

Total	$620,039			$586,038			$500,704

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$294,073	$1,510	0.51%	$292,351	$1,183	0.40%	$277,968	$1,370	0.49%
Time deposits	123,224	2,820	2.29%	106,027	2,013	1.90%	116,354	2,669	2.29%
Repurchase agreements	11,325	344	3.04%	11,492	154	1.34%	9,165	96	1.05%
Capital securities and other borrowed funds	107,505	4,242	3.95%	94,100	3,168	3.37%	20,942	1,601	7.64%

Total interest-bearing liabilities	536,127	8,916	1.66%	503,970	6,518	1.29%	424,429	5,736	1.35%

Noninterest-bearing liabilities:
Demand deposits	32,403			28,161			30,170
Other	9,331			12,001			9,647

Total noninterest-bearing liabilities	41,734			40,162			39,817

Shareholders’ equity	42,178			41,906			36,458

Total	$620,039			$586,038			$500,704

Net interest income/Net interest rate spread		$19,715	3.40%		$18,767	3.48%		$15,758	3.43%

Net interest margin			3.49%			3.54%			3.50%

Percentage of interest-earning assets to interest-bearing liabilities			105.47%			105.10%			105.94%

(1)	Monthly average balances have been used for all periods.

(2)	Loans include 90-day delinquent loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

(3)	Other noninterest-earning assets include non-earning assets and other real estate owned.

Management’s Discussion and Analysis (continued)

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2005 vs. 2004 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,752	$932	$3,684
Interest income on investments	(604)	266	(338)

Total interest income	2,148	1,198	3,346

Interest expense on savings, NOW and MMAs	8	319	327
Interest expense on time deposits	1,052	(245)	807
Interest expense on repurchase agreements	(2)	192	190
Interest expense on capital securities and other borrowings	460	614	1,074

Total interest expense	1,518	880	2,398

Net interest income	$630	$318	$948

	Year ended December 31, 2004 vs. 2003 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,741	$(448)	$2,293
Interest income on investments	1,317	181	1,498

Total interest income	4,058	(267)	3,791

Interest expense on savings, NOW and MMAs	(199)	12	(187)
Interest expense on time deposits	(675)	19	(656)
Interest expense on repurchase agreements	(1)	59	58
Interest expense on capital securities and other borrowings	2,841	(1,274)	1,567

Total interest expense	1,966	(1,184)	782

Net interest income	$2,092	$917	$3,009

Management’s Discussion and Analysis (continued)

Allowance and Provision for Loan Losses

Lake Sunapee Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. The Bank tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. The worksheet stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, the Bank considers historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. In accordance with regulatory examiners recommendations, the Bank enhanced the procedures for testing the adequacy of the loan loss allowances through further stratification of the loan portfolio.

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

At December 31, 2005 the allowance for loan losses was $4,022,341 compared to $4,019,450 at year- end 2004. The increase is due to the introduction of a fee for service overdraft privilege program in 2005 and the establishment of a valuation allowance for losses associated with overdraft charge-offs. At December 31, 2005 the allowance for the overdraft privilege program was $31,838, an amount equal to 105% of the aggregate negative balance of accounts that had remained negative for 30 days or more. The allowance for the overdrafts is combined with the allowance for loan losses for financial reporting. In the absence of that combination, the allowance would have declined to $3,990,503 due to net loan charge-offs (excluding overdrafts) of $28,947 in 2005. That compares to net recoveries of $45,803 in 2004. Excluding the overdrafts, the Bank charged-off $36,766 in 2005 compared to $14,737 in 2004. The $88,500 provision made in 2005 was entirely for the overdraft program. It compares to a $74,997 provision made in 2004. On an aggregate basis, including overdrafts, the allowance represented 0.86% of total loans at year-end 2005 compared to 0.97% at the end of 2004. The decline is due to the $49 million increase in the loan portfolio. The provision for the overdraft program is driven by a policy to maintain that allowance at a level sufficient to cover 100% of the aggregate balance of accounts remaining negative for 30 days or more. There were no other provisions for loan losses made in 2005 because the results of the adequacy test, based on current conditions, showed the allowance remained at a sufficient level, despite the portfolio growth.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. Total classified loans, excluding special mention loans, as of December 31, 2005 and 2004 were $612,223 and $5,196,123, respectively. The decline is primarily due to the payoff of some classified loans, and also to the upgrade of about $850,000 of performing loans remaining in the portfolio. Special mention loans were $2,700,000 million at year-end 2005 compared to $240,000 at year-end 2004. That increase is attributable to one commercial real estate loan.

Loans 30 to 89 days past due were $2,278,612 and $2,705,154 at December 31, 2005 and 2004, respectively. Total non-performing loans amounted to $278,422 and $293,203 at December 31, 2005 and 2004, respectively. At the end of 2005, non-performing loans consisted entirely of loans over 90 days past due. At year-end 2004 non-performing loans included $243,809 of loans over 90 days past due and $49,394 of non-accrual impaired loans. Non-accrual impaired loans were liquidated in 2005. Loans over 90 days past due increased $34,613 to $278,422 as of December 31, 2005. As a percent of assets, non-performing loans dropped from 0.05% to 0.04% at year-end 2005. Non-performing loans as a percent of total loans fell from 0.07% to 0.06%

Management’s Discussion and Analysis (continued)

at the end of 2005. The bank had no other real estate owned or repossessed assets at year-end 2005 or 2004. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2005 and 2004 interest income on such loans would have amounted to approximately $6,800 and $7,000, respectively.

As of December 31, 2005 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

As of December 31, 2005, the Bank’s portfolio did not include any “troubled debt restructurings” as defined in Statement of Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

The following table sets forth the breakdown of non-performing assets at December 31:

	2005	2004	2003	2002	2001
Nonaccrual loans (1)	$278,422	$293,203	$1,157,957	$664,092	$2,521,424
Real estate owned	—	—	—	20,668	100,000

Total nonperforming assets	$278,422	$293,203	$1,157,957	$684,760	$2,621,424

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at December 31:

	2005	2004	2003	2002	2001
Real estate loans -
Conventional	$254,982	$243,809	$1,074,096	$499,053	$1,048,780
Construction	—	—	—	59,000	101,606
Consumer loans	7,977	—	1,891	—	68,474
Commercial and municipal loans	15,463	—	31,036	685	35,527
Nonaccrual impaired loans (2)	—	49,394	50,934	105,354	1,267,037

Total	$278,422	$293,203	$1,157,957	$664,092	$2,521,424

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

(2)	At 12/31/04 $853,064 of impaired loans, not included above, were on accrual status and performing.

At 12/31/03 $726,698 of impaired loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2005	2004	2003	2002	2001
Balance, beginning of year	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854

Write-downs of nonperforming loans transferred to loans held-for-sale	—	—	—	604,686	—

Charge-offs:
Residential real estate	—	—	—	15,964	43,358
Commercial real estate	—	—	—	—	88,822
Construction	—	—	—	—	24,642
Consumer loans (1)	123,885	14,737	28,862	48,120	18,866
Commercial loans	—	—	57,780	19,129	25,768

Total charged-off loans	123,885	14,737	86,642	83,213	201,456
Recoveries (2)
Residential real estate	2,403	—	—	9,856	—
Commercial real estate	—	35,000	—	—	—
Construction	—	—	—	22,000	—
Consumer loans (1)	35,873	25,540	9,588	6,366	125
Commercial loans	—	—	—	—	83,862

Total recoveries	38,276	60,540	9,588	38,222	83,987
Net charge-offs (recoveries)	85,609	(45,803)	77,054	44,991	117,469
Provision charged to income (3)	88,500	74,997	99,996	120,000	90,000

Balance, end of year (4)	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385

Ratio of net charge-offs (recoveries) to average loans	0.02%	(0.01)%	0.02%	0.01%	0.03%

(1)	2005 Consumer loan charge-offs include $87,119 of overdraft privilege charge-offs.

(2)	2005 Recoveries include $30,457 of overdraft charge-offs recovered.

(3)	2005 Provision includes $88,500 provision for overdraft privilege valuation allowance.

(4)	2005 Balance at end of year includes $31,838 allowance for overdraft privilege losses.

The following table sets forth the allocation of the loan loss allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2005			2004			2003
Real estate loans -
Conventional	$2,544	63%	77%	$2,445	61%	77%	$2,405	62%	78%
Construction	291	7%	3%	265	7%	5%	251	6%	4%
Collateral and consumer loans	224	6%	14%	109	3%	14%	114	3%	13%
Commercial and municipal loans	963	24%	6%	1,058	26%	4%	1,012	26%	5%
Impaired loans	—	—		142	3%		117	3%
Unallocated	—	—		—	—		—	—

Allowance	$4,022	100%	100%	$4,019	100%	100%	$3,899	100%	100%

Allowance as a percentage of total loans	0.86%			0.97%			1.12%

Management’s Discussion and Analysis (continued)

	2002			2001
Real estate loans -
Conventional	$2,763	71%	80%	$2,421	55%	82%
Construction	207	5%	5%	176	4%	5%
Collateral and consumer loans	155	4%	10%	132	3%	7%
Commercial and municipal loans	723	19%	5%	1,273	29%	6%
Impaired loans	28	1%		293	7%
Unallocated	—	—		110	2%

Allowance	$3,876	100%	100%	$4,405	100%	100%

Allowance as a percentage of total loans	1.21%			1.29%

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

Noninterest Income and Expense

Total noninterest income increased $33,818, or 0.83%, to $4,108,385 for 2005. Customer service fees increased $519,479, or 25.10%, due to the introduction of an overdraft protection program. Net gain on sales and calls of securities decreased in the amount of $342,485, or 87.19%, due to the absence of an arbitrage transaction completed during 2004 which contributed most of the realized gain in 2004. Net gain on sale of loans decreased by $48,501, or 8.15%, due to a decrease in sold loans. The Bank sold $59.3 million of loans in 2005 as compared to $67.5 million of sold loans during 2004. The decrease was due in part to a slow down in mortgage refinancings attributable to rising interest rates. In addition, the Realized gain in Charter Holding Corp. decreased by $51,930, or 33.44%, to $103,348 from $155,278. Brokerage service income increased in the amount of $71,088, or 36.91%, to $263,705 for the year ended December 31, 2005 as compared to $192,617 for the year ended December 31, 2004, due to new fees generated from the opening of three branch offices.

Total noninterest expenses increased $446,619, or 3.08%, to $14,951,920 for 2005, from $14,505,301 for 2004.

•	Salaries and employee benefits increased by $1,176,614, or 17.33%, to $7,966,348 for 2005, from $6,789,734 for 2004. Gross salaries and benefits paid increased by $672,208, or 8.06%, to $9,013,612 for 2005, compared to $8,341,404 for 2004. In addition to normal salary and benefit increases, twenty new staff positions were added to the Bank as a result of the opening of three new branch offices. The deferral of expenses in conjunction with the origination of loans decreased by $504,406, or 32.51%, to $1,047,264 for 2005, from $1,551,670 for 2004. This change was due to the lower volume of loan originations in 2005 as compared to 2004, which results in a lower amount of deferred expenses associated with origination costs.

•	Occupancy expenses increased by $84,838, or 3.67%, to $ 2,396,402, primarily due to the opening of three new branches.

•	Advertising and promotion increased in the amount of $114,253, or 37.02%, to $422,896, as the Bank heavily promoted the opening of the three new branch offices during 2005.

•	Professional fees increased $34,663, or 6.59%, due in part to the hiring of an employee recruitment agency.

•	Data processing and outside services fees decreased by $7,392, or 1.26%, to $581,380, due to the absence of certain non-recurring expenses incurred during 2004 for payroll data processing and a conversion to a new brokerage clearing-house provider.

•	ATM processing fees decreased by $79,171, or 17.30%, to $378,529 due to conversion of the Bank’s processing of ATM transactions to an in-house system.

Management’s Discussion and Analysis (continued)

•	Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $162,290, or 77.88%, to $46,086 due to the decreased volume of prepayments on mortgage loans serviced for others. The Bank amortizes MSRs collected over a five-year period and because higher prepayments occurred during 2004 due to a higher volume of refinancings, the unamortized portion of the MSRs was required to be expensed during 2004 as compared to 2005.

•	Write-off of issuance cost due to prepayment of debentures amounted to $758,408 in 2004 compared to $0 in 2005. In September 2004, the Company refinanced its Capital Trust Preferred Securities (“Trust I”) in the amount of $16.4 million with an interest rate of 9.25%. Trust I was replaced with similar securities with a weighted average rate of 5.04%. Total expenses associated with the offering of Trust I, approximating $900,000 were being amortized on a straight-line basis over the life of Trust I. The write-off amount of $758,408 recognized during 2004 represented the remaining amortization of those expenses, which was offset in part by the savings in interest expense on the new debentures.

•	Other expenses increased in the amount of $33,900, or 1.52%, to $2,271,428 for 2005, from $2,237,528 for 2004, due in part to normal increases in postage and telephone usage.

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”).

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 29 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003, includes net deferred income tax expense of $91,565, $378,216, and $1,046,854, respectively. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2004 and 2003

In 2004, the Company earned $5,098,093, or $1.20 per common share, assuming dilution, compared to $5,771,453 or $1.42 per common share, assuming dilution, in 2003. The decrease in earnings in 2004 was due to a one-time, non-recurring, pre-tax expense in the amount of $758,408 incurred during 2004 resulting from the redemption of the Company’ $16,400,000 of Trust Preferred Securities. The Bank’s servicing portfolio on sold loans increased to $293,569,964 as of December 31, 2004, from $289,825,192 as of December 31, 2003. During 2004, the Bank originated $282,120,942 in total loans, as compared to $379,532,051 in total loans during 2003. Rising interest rates during 2004 tempered the refinance boom of 2003.

Financial Condition

Total assets increased by $69,267,851 or 13.16%, from $526,246,231 at December 31, 2003 to $595,514,082 at December 31, 2004. Cash and federal funds sold increased $3,017,610. Net loans receivable and loans held-for-sale increased by $69,661,035, or 20.17%, to $415,103,290 at December 31, 2004 from $345,442,255 at December 31, 2003.

Total gross loans, excluding loans held-for-sale, increased $68,993,108 or 19.88%, to $416,079,726 at December 31, 2004 from $347,086,618 at December 31, 2003. The increase was attributed to increases of $54,996,866, or 19.17%, in real estate mortgage loans (including conventional and commercial). The Bank’s promotion of fixed rate, ten year amortizing and seven-year hybrid loan products generated the majority of this increase. Consumer loans increased $13,568,600, or 30.92%, to $57,449,583 due to a demand for the Bank’s Home Equity Line of Credit product. The continued low

Management’s Discussion and Analysis (continued)

interest rate environment made the above loan offerings very attractive. Sold loans totaled $293,569,964 at year-end 2004, compared to $289,825,192, at year-end 2003. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprised approximately 79% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

The amortized cost of investment securities available-for-sale decreased $5,120,621, or 4.13%, from $123,888,403 at December 31, 2003 to $118,767,782 at December 31, 2004. The Bank used the proceeds from maturing investment securities to fund loan demand.

The Bank realized gains on the sales and calls of securities in the amount of $392,813 during 2004, compared to $227,687 in 2003. At December 31, 2004, the Bank’s investment portfolio had an unrealized holding loss of $226,471, compared to a net unrealized holding gain of $122,494 at December 31, 2003. As interest rates increased during 2004, the value of the Bank’s investment portfolio decreased. However, since the average life of the investment portfolio was less than five years and the liquidity of the bank remained strong, the bank did not anticipate the need to prematurely sell any investments and realize a loss.

Real estate owned and property acquired in settlement of loans remained at $0 at December 31, 2004 and December 31, 2003.

Total deposits increased by $4,595,033 or 1.07%, to $433,071,580 at December 31, 2004, from $428,476,547 at December 31, 2003. Money market accounts decreased by $24.1 million, or 13.26%, to $157.3 million as customers sought higher returns in non-bank alternatives and the Bank elected not to match higher-yielding deposit products at other banks. These decreases were offset by increases in the Bank’s core deposits of checking (noninterest-bearing) and savings accounts in the amount of $28.6 million, or 11.59% to $275.8 million. The percentage of the Bank’s core deposits to total deposits increased form 57.68% at December 31, 2003 to 63.69% at December 31, 2004.

Advances from the FHLB increased by $53,000,000, or 240.91%, to $75,000,000 at December 31, 2004 from $22,000,000 at December 31, 2003. The Bank used the proceeds from the advances to fund loan demand. The weighted average interest rate at December 31, 2004 for the outstanding FHLB advances was 2.53%.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2004, increased by $3,009,299 or 19.10%, to $18,767,334. The increase was due to the continuing low interest rate environment and the increase in loans outstanding.

Total interest income increased by $3,790,892 or 17.64%. Interest and fees on loans increased $2,293,149, or 12.89%, to $20,087,762 in 2004, due to the increase in loans outstanding.

Interest and dividends on taxable investments increased by $1,462,875, or 41.28%. Dividends increased by $58,884, or 73.69%, to $138,797. Interest and dividends on other investments decreased $24,016, or 31.97%, to $51,100, as the Bank deployed these funds in other investments and loans.

Total interest expense increased $781,593, or 13.63%, for the year ended December 31, 2004. Interest on deposits decreased by $844,071, or 20.90% because the Bank’s term deposits matured and re-priced into lower yielding term deposits. In addition, the Bank was able to lag the re-pricing of certain deposit products and delay increases on deposit rates. Interest on FHLB advances increased by $1,147,352, or 2,160.13%, to $1,200,467 for 2004 from $53,115 for 2003. FHLB Advances increased from $22,000,000 at December 31, 2003 to $75,000,000 at December 31, 2004 as the Bank used the proceeds from the advances to fund loan growth.

The Bank’s overall cost of funds decreased from 1.35% in 2003 to 1.29% in 2004. The cost of deposits, including repurchase agreements, decreased 20 basis points from 1.02% in 2003 to 0.82% in 2004. The Bank’s time deposits, in particular, rolled into term deposits with lower rates or transferred into more liquid savings or checking accounts.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.48% for 2004 from 3.43% for 2003. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.54% from 3.50%. Both increases are the result of falling interest rates.

Management’s Discussion and Analysis (continued)

Allowance and Provision for Loan Losses

The allowance for loan losses at December 31, 2004 was $4,019,450, compared to $3,898,650 at year-end 2003. During 2004, the Bank had net recoveries of $45,803 compared to net charge-offs of $77,054 in 2003. The improvement in 2004 came from both a reduction in charge-offs and an increase in recoveries. The provision for loan losses was $74,997 in 2004 compared to $99,996 in 2003. The allowance represented 0.97% of loans at year-end 2004 versus 1.12% at year-end 2003. The decline in the percentage resulted from the $69 million increase in the loan portfolio.

Total classified loans, excluding special mention loans, as of December 31, 2004 and 2003 were $5,196,123 and $4,046,955, respectively. Total non-performing loans amounted to $ 293,203 and $1,157,957 for the respective years. Non-performing loans include loans 90 days or more past due, which were $243,809 at December 31, 2004 and $1,107,023 at the end of 2003. The decrease in non-performing loans was largely due to the liquidation of one residential mortgage loan that was over 90 days past due at year-end 2003. At December 31, 2004 and 2003 the respective amount of impaired loans was $902,458 and $777,632, respectively. At December 31, 2004 and 2003 the impaired loan amount included $853,064 and $726,698, respectively, of performing loans that remained on accrual status. Loans 30 to 89 days delinquent were $2,705,154 at December 31, 2004 compared to $3,397,736 at year-end 2003.

Noninterest Income and Expense

Total noninterest income decreased $2,256,010, or 35.64%, to $4,074,567 for 2004. Net gain on sale of loans decreased by $2,825,483, or 82.60%, accounting for 125.24% of the total decrease in noninterest income. As mentioned above, the increase in net interest income in the amount of $3,009,299 offset the decrease in the net gain on the sale of loans. The Bank sold approximately $67.5 million of loans into the secondary market during 2004. Customer service fees increased by $203,348, or 10.90%, as the Bank was able to reduce waived fees in a more efficient manner, thus increasing the collection of overdraft fees, monthly service charges, and ATM fees. The realized gain in Charter Holding Corp. increased by $73,789, or 90.55%, to $155,278 from $81,489. The gain represents the Bank’s one-third interest in Charter Holding Corp.

Total noninterest expenses increased $1,794,660, or 14.12%, to $14,505,301 for 2004.

•	Salaries and employee benefits increased by $975,005, or 16.77%, to $6,789,734 for 2004, from $5,814,729 for 2003. Gross salaries and benefits paid increased by $80,544, or 0.98%, to $8,341,404 for 2004, compared to $8,260,860 for 2003. Normal salary and benefit increases were offset by decreased commissions associated with the decrease in the origination of loans. The deferral of expenses in conjunction with the origination of loans decreased by $894,461, or 36.57%, to $1,551,670 for 2004, from $2,446,131 for 2003. This change was due the lower volume of loan originations in 2004 as compared to 2003.

•	Occupancy and equipment expenses increased slightly by $63,672, or 2.83%, to $ 2,311,564.

•	Advertising and promotion increased in the amount of $63,757, or 26.04%, to $ 308,643, as the Bank took advantage of the low interest rate environment to heavily promote both its fixed-rate mortgage loan products and its low-cost transaction-type deposit offerings. In addition, advertising expenses associated with the opening of a new branch office in Peterborough, NH were also incurred.

•	Data Processing and Outside Services increased by $138,336, or 30.71%, to $588,772, due to expenses incurred for data processing, payroll and employee recruitment, and a conversion to a new brokerage clearing-house provider.

•	Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $389,911, or 65.17%, to $208,376 due to the decreased volume of prepayments on mortgage loans serviced for others. The Bank amortizes MSRs collected over a five-year period and because higher than normal prepayments occurred during 2003 due to high refinancings, the unamortized portion of the MSRs was required to be expensed.

•	Write-off of issuance cost due to prepayment of debentures amounted to $758,408 in 2004 compared to $0 in 2003. As mentioned above, the Company refinanced its Capital Trust Preferred Securities (“Trust I”) in the amount of $16.4 million with an interest rate of 9.25%. Trust I was replaced with similar securities with a weighted average rate of 5.04%. Total expenses associated with the offering of Trust I, approximating $900,000 were being amortized on a straight-line basis over the life of Trust I. The write-off amount of $758,408 represented the remaining amortization expense of Trust I. The Company expects to save approximately $500,000 in annual, pre-tax interest expense due to the refinance.

Management’s Discussion and Analysis (continued)

•	Professional Services increased in the amount of $22,513, or 4.47%, to $526,055 for 2004, compared to $503,542 for 2003, due to expenses incurred in complying with the provisions of the Sarbanes-Oxley Act regarding the internal documentation and testing of internal controls.

•	ATM processing fees increased in the amount of $122,430, or 36.52%, to $457,700 for 2004, compared to $335,270 for 2003. Increased usage and fees associated with debit card transactions contributed to the increase. These expenses were offset by ATM fees in the amount of $686,155, which are included in customer service fees.

•	Other expenses increased in the amount of $103,577, or 4.85%, to $2,237,528 during 2004, from $2,133,951 during 2003, due to normal increases in supplies, postage, and telephone usage.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which the Company is party is contained in Note 18 to the Consolidated Financial Statements.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 9, 2006

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2005	2004
ASSETS
Cash and due from banks	$16,345,434	$13,243,625
Federal Home Loan Bank overnight deposit	10,000,000	8,300,000

Total cash and cash equivalents	26,345,434	21,543,625
Securities available-for-sale	113,595,133	118,541,311
Federal Home Loan Bank stock	5,707,500	4,879,200
Loans held-for-sale	2,263,300	1,295,000
Loans receivable, net of the allowance for loan losses of $4,022,341 as of December 31, 2005 and $4,019,450 as of December 31, 2004	463,150,536	413,808,290
Accrued interest receivable	2,282,737	1,938,421
Premises and equipment, net	11,332,960	9,700,477
Investments in real estate	1,953,848	357,119
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,139,971	3,135,834
Other assets	8,267,246	8,174,789

Total assets	$650,178,681	$595,514,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$46,263,562	$34,131,596
Interest-bearing	418,373,342	398,939,984

Total deposits	464,636,904	433,071,580
Federal Home Loan Bank advances	100,000,000	75,000,000
Securities sold under agreements to repurchase	11,872,717	13,647,969
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	6,322,511	9,339,516

Total liabilities	603,452,132	551,679,065

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 4,227,980 shares issued and 4,219,980 shares outstanding as of December 31, 2005 and 5,000,000 shares authorized, 4,167,180 shares issued and outstanding as of December 31, 2004	42,280	41,672
Paid-in capital	17,025,045	16,308,031
Retained earnings	31,048,903	27,622,080
Accumulated other comprehensive loss	(1,276,713)	(136,766)
Treasury stock, 8,000 shares as of December 31, 2005 and no shares as of December 31, 2004	(112,966)	—

Total shareholders’ equity	46,726,549	43,835,017

Total liabilities and shareholders’ equity	$650,178,681	$595,514,082

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2005	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,772,395	$20,087,762	$17,794,613
Interest on debt investments
Taxable	4,494,920	5,006,925	3,544,050
Dividends	263,586	138,797	79,913
Other	100,125	51,100	75,116

Total interest and dividend income	28,631,026	25,284,584	21,493,692

INTEREST EXPENSE
Interest on deposits	4,331,043	3,195,078	4,039,149
Interest on advances and other borrowed money	3,002,106	1,200,467	53,115
Interest on debentures	1,239,625	1,967,354	1,547,136
Interest on securities sold under agreements to repurchase	343,582	154,351	96,257

Total interest expense	8,916,356	6,517,250	5,735,657

Net interest and dividend income	19,714,670	18,767,334	15,758,035
PROVISION FOR LOAN LOSSES	88,500	74,997	99,996

Net interest and dividend income after provision for loan losses	19,626,170	18,692,337	15,658,039

NONINTEREST INCOME
Customer service fees	2,589,077	2,069,598	1,866,250
Net gain on sales and calls of securities	50,328	392,813	227,687
Net gain on sale of loans	546,730	595,231	3,420,714
Rental income	471,384	495,319	494,950
Realized gain in Charter Holding Corp.	103,348	155,278	81,489
Brokerage service income	263,705	192,617	108,818
Other income	83,813	173,711	130,669

Total noninterest income	4,108,385	4,074,567	6,330,577

NONINTEREST EXPENSES
Salaries and employee benefits	7,966,348	6,789,734	5,814,729
Occupancy and equipment expenses	2,396,402	2,311,564	2,247,892
Advertising and promotion	422,896	308,643	244,886
Professional services	560,718	526,055	503,542
Data processing and outside services fees	581,380	588,772	450,436
ATM processing fees	378,529	457,700	335,270
Amortization of mortgage servicing rights in excess of mortgage servicing income	46,086	208,376	598,287
Write-off of issuance cost due to prepayment of debentures	—	758,408	—
Supplies	328,133	318,521	381,648
Other expenses	2,271,428	2,237,528	2,133,951

Total noninterest expenses	14,951,920	14,505,301	12,710,641

INCOME BEFORE PROVISION FOR INCOME TAXES	8,782,635	8,261,603	9,277,975
PROVISION FOR INCOME TAXES	3,258,347	3,163,510	3,506,522

NET INCOME	$5,524,288	$5,098,093	$5,771,453

Earnings per common share	$1.31	$1.23	$1.46

Earnings per common share, assuming dilution	$1.29	$1.20	$1.42

Dividends declared per common share	$.50	$.45	$.36

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2005	2004	2003
COMMON STOCK
Balance, beginning of year	$41,672	$25,429	$24,899
Exercise of stock options (60,800 shares in 2005, 149,800 shares in 2004 and 105,900 shares in 2003)	608	749	530
Retirement of treasury stock	—	(5,342)	—
Stock split in form of stock dividend	—	20,836	—

Balance, end of year	$42,280	$41,672	$25,429

PAID-IN CAPITAL
Balance, beginning of year	$16,308,031	$19,510,646	$18,402,577
Increase on issuance of common stock from the exercise of stock options	592,737	1,397,249	968,148
Tax benefit for stock options	124,277	284,403	139,921
Retirement of treasury stock	—	(4,884,267)	—

Balance, end of year	$17,025,045	$16,308,031	$19,510,646

RETAINED EARNINGS
Balance, beginning of year	$27,622,080	$24,404,156	$20,052,439
Net income	5,524,288	5,098,093	5,771,453
Cash dividends paid	(2,097,465)	(1,859,333)	(1,419,736)
Stock split in form of stock dividend	—	(20,836)	—

Balance, end of year	$31,048,903	$27,622,080	$24,404,156

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(136,766)	$73,974	$102,195
Net unrealized holding loss on securities available-for-sale, net of tax effect	(1,139,947)	(210,740)	(28,221)

Balance, end of year	$(1,276,713)	$(136,766)	$73,974

TREASURY STOCK
Balance, beginning of year	$—	$(4,889,609)	$(4,816,114)
Shares repurchased, (8,000 shares in 2005, 0 shares in 2004 and 6,368 shares in 2003)	(112,966)	—	(73,495)
Shares retired, (0 shares in 2005, 534,218 shares in 2004 and 0 shares in 2003)	—	4,889,609	—

Balance, end of year	$(112,966)	$—	$(4,889,609)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2005	2004	2003
Net income	$5,524,288	$5,098,093	$5,771,453
Other comprehensive loss
Net unrealized holding loss on securities available-for-sale, net of tax effect	(1,139,947)	(210,740)	(28,221)

Comprehensive income	$4,384,341	$4,887,353	$5,743,232

Reclassification disclosure for the years ended December 31:

	2005	2004	2003
Net unrealized holding (losses) gains on available-for-sale securities	$(1,837,314)	$43,848	$116,850
Reclassification adjustment for realized gains in net income	(50,328)	(392,813)	(227,687)

Other comprehensive loss before income tax effect	(1,887,642)	(348,965)	(110,837)
Income tax benefit	747,695	138,225	82,616

Other comprehensive loss, net of tax	$(1,139,947)	$(210,740)	$(28,221)

Accumulated other comprehensive (loss) income as of December 31, 2005, 2004 and 2003 consists of net unrealized holding (losses) gains on available-for-sale securities, net of tax effect.

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$5,524,288	$5,098,093	$5,771,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,258,117	1,219,145	1,360,447
Net decrease (increase) in mortgage servicing rights	145,035	53,164	(660,982)
Amortization of securities, net	541,705	700,566	688,220
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	27,948	30,136
Write-off of issuance cost due to prepayment of debentures	—	758,408	—
Amortization of fair value adjustments, net	12,074	12,073	12,073
Net (increase) decrease in loans held-for-sale	(968,300)	(425,460)	4,686,879
Net (gain) loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(2,500)	44,104	618
Net gain on sales and calls of debt securities	(50,328)	(392,813)	(227,687)
Increase in investment in Charter Holding Corp., at equity	(4,137)	(10,879)	(81,489)
Provision for loan losses	88,500	74,997	99,996
Deferred tax expense	91,565	378,216	1,046,854
(Increase) decrease in accrued interest receivable and other assets	(747,786)	871,120	(897,335)
Change in deferred loan origination costs, net	(41,734)	(363,267)	(231,339)
(Decrease) increase in accrued expenses and other liabilities	(2,360,875)	1,218,561	(1,641,683)

Net cash provided by operating activities	3,496,317	9,263,976	9,956,161

Cash flows from investing activities:
Proceeds from sales of other real estate owned	—	—	17,050
Proceeds from sale of equipment	2,500	23,000	3,000
Proceeds from sale of investment in real estate	—	377,734	—
Capital expenditures - investment in real estate	(1,617,496)	(48,985)	—
Capital expenditures - software	(96,298)	—	(71,500)
Capital expenditures - premises and equipment	(2,493,973)	(1,436,944)	(929,547)
Investment in unconsolidated subsidiaries	—	(620,000)	—
Proceeds from maturities of securities held-to-maturity	—	3,000,000	—
Proceeds from sales of securities available-for-sale	—	28,635,547	36,241,623
Purchases of securities available-for-sale	(35,104,977)	(73,050,663)	(202,664,999)
Proceeds from maturities of securities available-for-sale	37,672,136	46,227,984	125,297,605
Purchases of Federal Home Loan Bank stock	(828,300)	(2,711,400)	—
Redemption of Federal Home Loan Bank stock	—	—	203,600
Loan originations and principal collections, net	(42,442,901)	(66,031,932)	(26,879,732)
Purchases of loans	(6,996,461)	(2,987,986)	(439,629)
Recoveries of loans previously charged off	38,276	60,540	9,588

Net cash used in investing activities	(51,867,494)	(68,563,105)	(69,212,941)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2005	2004	2003
Cash flows from financing activities:
Net (decrease) increase in demand deposits, savings and NOW accounts	(7,788,484)	14,388,246	4,217,767
Net increase (decrease) in time deposits	39,353,808	(9,793,213)	(5,069,640)
Redemption of capital debentures	—	(16,400,000)	—
Proceeds from issuance of subordinated debentures	—	20,299,196	—
(Decrease) increase in short-term advances from Federal Home Loan Bank	(5,000,000)	(19,000,000)	9,000,000
Principal advances from Federal Home Loan Bank	95,000,000	75,000,000	13,000,000
Repayment of advances from Federal Home Loan Bank	(65,000,000)	(3,000,000)	—
Net (decrease) increase in repurchase agreements	(1,775,252)	1,283,845	3,772,026
Repurchase of treasury stock	(112,966)	—	(73,495)
Dividends paid	(2,097,465)	(1,859,333)	(1,419,736)
Proceeds from exercise of stock options	593,345	1,397,998	968,678

Net cash provided by financing activities	53,172,986	62,316,739	24,395,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,801,809	3,017,610	(34,861,180)
CASH AND CASH EQUIVALENTS, beginning of year	21,543,625	18,526,015	53,387,195

CASH AND CASH EQUIVALENTS, end of year	$26,345,434	$21,543,625	$18,526,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,566,691	$6,450,630	$5,729,557

Income taxes paid	$3,461,426	$2,140,386	$2,620,972

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from premises and equipment to investments in real estate	$—	$225,446	$159,852

Transfer from investments in real estate to premises and equipment	$—	$—	$100,446

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings association holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (Bank), a federal stock savings bank operates seventeen branches primarily in Grafton, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

NHTB Capital Trust II and NHTB Capital Trust III, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2005 and 2004 includes $6,224,000 and $4,738,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value. There were no write-downs for the years ended 2005, 2004 and 2003.

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

Securities held for trading - Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

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

At December 31, 2005 and 2004 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

Available-for-sale securities - Fair values for available-for-sale securities are based on quoted market prices.

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

Subordinated debentures - Fair values of subordinated debentures are estimated using discounted cash flow analyses, using interest rates currently being offered for debentures with similar terms.

Off-balance sheet instruments - Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

NOTE 1.	Summary of significant accounting policies: (continued)

Stock based compensation - At December 31, 2005, the Company has five fixed stock-based employee compensation plans which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, to stock-based employee compensation.

For the years ended December 31,	2005	2004	2003
Net income, as reported	$5,524,288	$5,098,093	$5,771,453
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	635,490	—	652,078

Pro forma net income	$4,888,798	$5,098,093	$5,119,375

Earnings per share:
Basic - as reported	$1.31	$1.23	$1.46
Basic - pro forma	$1.16	$1.23	$1.29
Diluted - as reported	$1.29	$1.20	$1.42
Diluted - pro forma	$1.14	$1.20	$1.26

Recent Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 1.	Summary of significant accounting policies: (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

Reclassifications - Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

Trust I capital securities were mandatorily redeemable upon the maturing of Debentures I on September 30, 2029 or upon earlier redemption as provided in the Indenture. The Company had the right to redeem Debentures I, in whole or in part on or after September 30, 2004 at the liquidation amount plus any accrued but unpaid interest to the redemption date. On September 30, 2004, the Company redeemed Capital Securities I in its entirety and recognized $758,408 in unamortized offering expenses resulting from the issuance of Capital Securities I.

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

NOTE 2.	Issuance of Capital Securities: (continued)

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

NOTE 3.	Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2005:
Bonds and notes -
U. S. Government, including agencies	$29,492,908	$—	$591,814	$28,901,094
Mortgage-backed securities	58,207,406	—	1,554,749	56,652,657
Other bonds and debentures	27,524,546	52,101	162,265	27,414,382
Equity securities	484,386	142,614	—	627,000

Total available-for-sale	$115,709,246	$194,715	$2,308,828	$113,595,133

December 31, 2004:
Bonds and notes -
U. S. Government, including agencies	$30,079,787	$3,697	$214,421	$29,869,063
Mortgage-backed securities	72,065,872	335,994	509,496	71,892,370
Other bonds and debentures	16,137,737	112,229	55,288	16,194,678
Equity securities	484,386	100,814	—	585,200

Total available-for-sale	$118,767,782	$552,734	$779,205	$118,541,311

There were no sales of available-for-sale debt securities during 2005. For the years ended December 31, 2004 and 2003, proceeds from sales of debt securities available-for-sale amounted to $28,635,547 and $36,241,623, respectively. Gross gains of $369,494 and $265,794, and gross losses of $8,757 and $55, were realized during 2004 and 2003, respectively, on sales of available-for-sale debt securities. The tax provision applicable to these net realized gains amounted to $142,888 and $105,259, respectively. There were no sales of available-for-sale equity securities during 2005, 2004 and 2003.

NOTE 3.	Securities: (continued)

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2005:

Fair Value
U.S. Government, including agencies	$5,989,688
Other bonds and debentures	6,030,849

Total due in less than one year	$12,020,537

U.S. Government, including agencies	$22,911,406
Other bonds and debentures	13,120,431

Total due after one year through five years	$36,031,837

Other bonds and debentures	$1,940,102

Total due after five years through ten years	$1,940,102

Other bonds and debentures	$6,323,000

Total due after ten years	$6,323,000

There were no securities of issuers which exceeded 10% of shareholders’ equity as of December 31, 2005.

Securities, carried at $83,059,829 and $99,226,273 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2005 and 2004, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes -
U.S. Government, including agencies	$4,898,438	$68,361	$24,002,656	$523,453	$28,901,094	$591,814
Mortgage-backed securities	32,411,315	631,407	24,241,342	923,342	56,652,657	1,554,749
Other bonds and debentures	5,082,988	45,894	9,044,292	116,371	14,127,280	162,265

Total temporarily impaired securities	$42,392,741	$745,662	$57,288,290	$1,563,166	$99,681,031	$2,308,828

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2005 consist of debt securities issued by U.S. government corporations and agencies and corporate debt with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term. As company management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

NOTE 4.	Loans receivable:

Loans receivable consisted of the following as of December 31:

	2005	2004
Real estate loans
Conventional	$259,040,247	$233,429,745
Construction	13,080,027	21,756,712
Commercial	100,264,007	86,660,465

	372,384,281	341,846,922
Consumer loans	64,392,818	57,449,583
Commercial and municipal loans	28,557,736	16,722,853
Unamortized adjustment to fair value	48,294	60,368

Total loans	465,383,129	416,079,726
Allowance for loan losses	(4,022,341)	(4,019,450)
Deferred loan origination costs, net	1,789,748	1,748,014

Loans receivable, net	$463,150,536	$413,808,290

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2005	2004	2003
BALANCE, beginning of year	$4,019,450	$3,898,650	$3,875,708
Charged-off loans	(123,885)	(14,737)	(86,642)
Recoveries of loans previously charged-off	38,276	60,540	9,588
Provision for loan losses charged to income	88,500	74,997	99,996

BALANCE, end of year	$4,022,341	$4,019,450	$3,898,650

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2005. Total loans to such persons and their companies amounted to $2,949,530 as of December 31, 2005. During 2005 principal advances of $4,461,851 were made and principal payments totaled $3,132,749.

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

	December 31,
	2005	2004
Total nonaccrual loans	$278,422	$293,203

Accruing loans which are 90 days or more overdue	$—	$—

Impaired loans as of December 31,	2005	2004
Recorded investment in impaired loans at December 31	$—	$902,458
Portion of allowance for loan losses allocated to impaired loans	$—	$141,666
Net balance of impaired loans	$—	$760,792
Recorded investment in impaired loans with a related allowance for credit losses	$—	$902,458

Years Ended December 31,	2005	2004	2003
Average recorded investment in impaired loans	$335,434	$479,096	$425,009
Interest income recognized on impaired loans	$22,285	$50,701	$22,770
Interest income on impaired loans on a cash basis	$22,285	$2,748	$8,945

NOTE 4.	Loans receivable: (continued)

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

	2005	2004
Sold loans	$304,267,740	$293,569,964

Participation loans	$15,987,416	$12,782,673

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2005 and 2004 was $2,136,274 and $2,281,309, respectively.

Servicing rights of $617,167, $859,564 and $1,837,297 were capitalized in 2005, 2004 and 2003, respectively. Amortization of capitalized servicing rights was $781,975 in 2005, $944,959 in 2004 and $1,293,748 in 2003.

The fair value of capitalized servicing rights was $3,306,858 and $3,021,319 as of December 31, 2005 and 2004, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2005	2004
Balance, beginning of year	$28,884	$61,115
Decrease	(19,773)	(32,231)

Balance, end of year	$9,111	$28,884

NOTE 5.	Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2005	2004
Land	$1,269,548	$1,128,768
Buildings and premises	11,742,199	10,329,871
Furniture, fixtures and equipment	6,223,161	5,334,432

	19,234,908	16,793,071
Less - Accumulated depreciation	7,901,948	7,092,594

	$11,332,960	$9,700,477

Depreciation expense amounted to $861,490, $797,630 and $949,931 for the years ending December 31, 2005, 2004 and 2003, respectively.

NOTE 6.	Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2005	2004
Land	$430,017	$219,743
Building	1,718,584	311,362

	2,148,601	531,105
Less - Accumulated depreciation	194,753	173,986

	$1,953,848	$357,119

Rental income from investment in real estate amounted to $48,066, $31,497 and $53,419 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense amounted to $20,767, $15,648 and $8,203 for the years ending December 31, 2005, 2004 and 2003, respectively.

NOTE 7.	Deposits:

The following is a summary of maturities of time deposits as of December 31, 2005:

2006	$117,453,242
2007	21,217,709
2008	1,278,436
2009	948,236
2010	40,899

$140,938,522

Deposits from related parties held by the Bank as of December 31, 2005 and 2004 amounted to $3,996,070 and $5,495,567, respectively.

As of December 31, 2005 and 2004, time deposits include $38,829,203 and $28,654,490, respectively of certificates of deposit with a minimum balance of $100,000.

NOTE 8.	Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the three years ending after December 31, 2005 are summarized as follows:

2006	$65,000,000
2007	5,000,000
2008	30,000,000

$100,000,000

At December 31, 2005, the interest rates on FHLB advances ranged from 3.09% to 4.94%. The weighted average interest rate at December 31, 2005 is 4.11%.

A $30,000,000 advance maturing in 2008 has a capped interest rate of 4.48% for the life of the advance. As of December 31, 2005, the advance has reached the maximum interest rate of 4.48%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9.	Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2005 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 10.	Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2005	2004	2003
Current tax expense	$3,166,782	$2,785,294	$2,459,668
Deferred tax expense	91,565	378,216	1,046,854

Total income tax expense	$3,258,347	$3,163,510	$3,506,522

NOTE 10.	Income taxes: (continued)

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2005	2004	2003
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(.6)	(.3)	(.1)
Dividends received deduction	(.7)	(1.2)	(.9)
Other, net	4.4	5.7	4.8

Effective tax rates	37.1%	38.2%	37.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2005	2004
Deferred tax assets:
Interest on non-performing loans	$2,141	$2,052
Allowance for loan losses	1,279,908	1,238,003
Deferred compensation	130,322	115,128
Deferred retirement expense	189,811	167,660
Accrued directors fees	48,113	56,175
Net unrealized holding loss on securities available-for-sale	837,400	89,705
Other	16,154	13,128

Gross deferred tax assets	2,503,849	1,681,851

Deferred tax liabilities:
Deferred loan costs, net of fees	(708,919)	(692,011)
Prepaid pension	(1,008,665)	(954,206)
Accelerated depreciation	(675,196)	(819,319)
Purchased goodwill	(1,184,288)	(888,216)
Mortgage servicing rights	(846,178)	(903,626)

Gross deferred tax liabilities	(4,423,246)	(4,257,378)

Net deferred tax liability	$(1,919,397)	$(2,575,527)

As of December 31, 2005, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 11.	Stock compensation plans:

At December 31, 2005, the Company has three fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2005, 216,500 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

There were 199,500 options granted in 2005 and 218,000 options granted in 2003. The fair value of each option granted in 2005 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Weighted risk-free interest rate	4.60%	—	4.36%
Weighted expected life	10 years	—	10 years
Weighted expected volatility	26.55%	—	22.3%
Weighted expected dividend yield	3.39% per year	—	2.78% per year

No modifications have been made to the terms of the option agreements.

NOTE 11.	Stock compensation plans: (continued)

A summary of the status of the Company’s fixed stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	373,000	$10.90	522,800	$10.45	410,700	$8.74
Granted	199,500	13.25	—	—	218,000	13.05
Exercised	(60,800)	9.76	(149,800)	9.33	(105,900)	9.15

Outstanding at end of year	511,700	$11.95	373,000	$10.90	522,800	$10.45

Options exercisable at year-end	511,700		373,000		522,800
Weighted-average fair value of options granted during the year	$3.45		N/A		$3.29

The following table summarizes information about fixed stock options outstanding as of December 31, 2005:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/05	Remaining Contractual Life
$6.25	4,000	1 year
7.375	30,600	3.5 years
9.125	66,000	6.5 years
10.50	56,000	2 years
13.05	155,600	7.75 years
13.25	199,500	9.83 years

	511,700	7.46 years

NOTE 12.	Employee benefit plans:

Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates.

NOTE 12.	Employee benefit plans: (continued)

The following tables set forth information about the plan, using a measurement date of November 30, for 2005 and 2004 and December 31 for 2003:

	Years Ended December 31,
	2005	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,282,443	$4,357,510	$3,998,524
Service cost	450,044	442,543	314,033
Interest cost	304,380	305,205	244,762
Actuarial (gain) loss	(33,030)	601,796	(87,600)
Benefits paid	(449,056)	(272,556)	(112,209)
Plan amendments	—	(152,055)	—

Benefit obligation at end of year	5,554,781	5,282,443	4,357,510

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,412,640	5,056,841	2,953,827
Actual return on plan assets	259,557	272,029	770,102
Employer contribution	529,288	356,326	1,445,121
Benefits paid	(449,056)	(272,556)	(112,209)

Fair value of plan assets at end of year	5,752,429	5,412,640	5,056,841

Funded status	197,648	130,197	699,331
Unrecognized net loss	2,325,999	2,256,178	1,617,519
Unrecognized prior service cost	22,836	22,629	174,477

Prepaid pension cost	$2,546,483	$2,409,004	$2,491,327

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 3.5%, respectively at December 31, 2005 and 2004 and 6.5% and 3.5% at December 31, 2003, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $4,067,218 and $3,962,941 at December 31, 2005 and 2004, respectively.

Components of net periodic cost:

	Years Ended December 31,
	2005	2004	2003
Service cost	$450,044	$442,543	$314,033
Interest cost on benefit obligation	304,380	305,205	244,762
Expected return on assets	(449,401)	(413,929)	(289,033)
Amortization of unrecognized prior service cost	(207)	(207)	9,398
Amortization of unrecognized net loss	86,993	105,037	94,037

Net periodic cost	$391,809	$438,649	$373,197

For the years ended December 31, 2005, 2004 and 2003, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2005	2004	2003
Discount rate	6.25%	6.25%	6.50%
Increase in future compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

NOTE 12.	Employee benefit plans: (continued)

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

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2005	Percent	2004	Percent
Equity securities	$3,454,494	60.0%	$3,418,992	63.2%
Corporate debt securities	814,776	14.2	684,872	12.6
U.S. Government and agency securities	1,246,519	21.7	1,267,607	23.4
Money Market	236,640	4.1	41,169	0.8

Total	$5,752,429	100.0%	$5,412,640	100.0%

Equity securities include 30,000 and 30,000 shares of the Company’s common stock as of December 31, 2005 and 2004, respectively. The fair value of the shares on those dates was $420,000 (7.3% of total plan assets) and $442,800 (8.2% of total plan assets), respectively.

The investment policy for the defined benefit pension plan sponsored by Lake Sunapee Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2006 plan year and for the prior two years follows.

Target Percentage of Plan Assets Years Ended December 31,
Asset Category	2006	2005	2004
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank expects to contribute $500,000 to the defined benefit pension plan in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2006	$123,533
2007	123,955
2008	143,682
2009	146,059
2010	160,650
Years 2011-2015	1,481,157

NOTE 12.	Employee benefit plans: (continued)

Profit Sharing - Stock Ownership Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2005, 2004 and 2003, participating employees’ contributions totaled $358,181, $336,034 and $295,090, respectively. The Bank made a matching contribution of $40,377 for 2005, $30,000 for 2004 and $40,000 for 2003. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

As of December 31, 2005, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between July 31, 2006 and September 30, 2012. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2005:

2006	$278,746
2007	226,500
2008	166,028
2009	145,016
2010	17,474
Years thereafter	30,580

Total minimum lease payments	$864,344

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $283,374, $260,078 and $222,094 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 14.	Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2005.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2005 includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 39.6%.

NOTE 15.	Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2005
Basic EPS
Net income and income available to common shareholders	$5,524,288	4,202,833	$1.31
Effect of dilutive securities, options		94,045

Diluted EPS
Income available to common shareholders and assumed conversions	$5,524,288	$4,296,878	$1.29

Year ended December 31, 2004
Basic EPS
Net income and income available to common shareholders	$5,098,093	4,140,828	$1.23
Effect of dilutive securities, options		115,702

Diluted EPS
Income available to common shareholders and assumed conversions	$5,098,093	4,256,530	$1.20

Year ended December 31, 2003
Basic EPS
Net income and income available to common shareholders	$5,771,453	3,957,626	$1.46
Effect of dilutive securities, options		109,226

Diluted EPS
Income available to common shareholders and assumed conversions	$5,771,453	4,066,852	$1.42

NOTE 16.	Regulatory matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$51,368	11.31%	$35,246	≥	8.0%	$44,058	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	49,816	7.80	25,560	≥	4.0	31,950	≥	5.0
Tangible Capital (to Tangible Assets)	49,816	7.80	9,585	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	49,816	11.66	N/A		N/A	26,435	≥	6.0

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	48,998	12.73	30,789	≥	8.0	38,487	≥	10.0
Core Capital (to Adjusted Tangible Assets)	45,805	7.87	23,296	≥	4.0	29,120	≥	5.0
Tangible Capital (to Tangible Assets)	45,805	7.87	8,736	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	45,805	11.90	N/A		N/A	23,092	≥	6.0

NOTE 17.	Stock split:

In February 2005, the Company approved a two-for-one stock split, in the form of a 100% stock dividend, of the Company’s common stock. The record date for the stock split was February 14, 2005. All per share amounts, references to common stock, shareholders’ equity amounts and stock option plan data have been restated as if the stock split had occurred as of the earliest period presented.

Earnings per share was reduced by $1.23 and $1.46 basic and $1.20 and $1.42 assuming dilution in 2004 and 2003, respectively. Dividends declared per share was reduced by $0.45 and $0.36 for 2004 and 2003, respectively.

NOTE 18.	Financial instruments:

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2005 and 2004, the maximum potential amount of the Company’s obligation was $1,848,697 and $1,903,865, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,345,434	$26,345,434	$21,543,625	$21,543,625
Securities available-for-sale	113,595,133	113,595,133	118,541,311	118,541,311
Federal Home Loan Bank stock	5,707,500	5,707,500	4,879,200	4,879,200
Loans held-for-sale	2,263,300	2,265,298	1,295,000	1,304,013
Loans, net	463,150,536	460,912,000	413,808,290	414,898,000
Accrued interest receivable	2,282,737	2,282,737	1,938,421	1,938,421

NOTE 18.	Financial instruments: (continued)

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Deposits	$464,636,904	$466,054,000	$433,071,580	$433,488,000
FHLB advances	100,000,000	99,645,000	75,000,000	74,910,000
Securities sold under agreements to repurchase	11,872,717	11,872,717	13,647,969	13,647,969
Subordinated debentures	20,620,000	19,854,000	20,620,000	20,620,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 1.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2005	2004
Commitments to extend credit	$10,405,263	$17,191,541

Letters of credit	$1,848,697	$1,903,865

Lines of credit	$78,802,031	$54,876,120

Unadvanced portion of construction loans	$23,278,146	$9,015,567

NOTE 19.	Condensed parent company financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2005	2004
ASSETS
Cash in Lake Sunapee Bank	$2,722,807	$5,112,004
Investment in subsidiary, Lake Sunapee Bank	60,892,936	58,035,674
Investment in subsidiary, NHTB Capital Trust II	310,000	310,000
Investment in subsidiary, NHTB Capital Trust III	310,000	310,000
Deferred expenses	304,764	315,457
Advances to Lake Sunapee Bank	2,832,778	418,872
Other assets	19,134	7,068

Total assets	$67,392,419	$64,509,075

OTHER LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Other liabilities	45,870	54,058

Total liabilities	20,665,870	20,674,058

SHAREHOLDERS’ EQUITY	46,726,549	43,835,017

Total liabilities and shareholders’ equity	$67,392,419	$64,509,075

CONDENSED STATEMENTS OF INCOME

	2005	2004	2003
Dividends from subsidiary, Lake Sunapee Bank	$2,500,000	$—	$2,000,000
Dividends from subsidiaries, NHTB Capital Trust I, II and III	29,063	25,035	46,925
Interest expense on subordinated debentures	1,257,994	1,939,406	1,594,061
Net operating income (loss) including tax benefit	256,010	(10,484)	393,439

Income (loss) before equity in earnings of subsidiaries	1,527,079	(1,924,855)	846,303
Equity in undistributed earnings of subsidiaries	3,997,209	7,022,948	4,925,150

Net income	$5,524,288	$5,098,093	$5,771,453

NOTE 19.	Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flows from operating activities:
Net income	$5,524,288	$5,098,093	$5,771,453
Decrease (increase) in accounts receivable	2,661	(2,363)	(1,168)
Increase in accrued interest payable	5,368	40,502	—
(Decrease) increase in taxes payable	(13,556)	297,959	—
Decrease (increase) in taxes receivable	109,550	2,747	(622)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	27,948	30,136
Write off of issuance cost due to prepayment of debentures	—	758,408	—
Equity in undistributed earnings of subsidiaries	(3,997,209)	(7,022,948)	(4,925,150)

Net cash provided by (used in) operating activities	1,641,795	(799,654)	874,649

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	—	(620,000)	—
Net change in advances to subsidiary, Lake Sunapee Bank	(2,413,906)	14,413	49,049

Net cash (used in) provided by investing activities	(2,413,906)	(605,587)	49,049

Cash flows from financing activities:
Redemption of capital debentures	—	(16,400,000)	—
Proceeds from issuance of subordinated debentures	—	20,299,196	—
Proceeds from exercise of stock options	593,345	1,397,998	968,678
Dividends paid	(2,097,465)	(1,859,333)	(1,419,736)
Repurchase of treasury stock	(112,966)	—	(73,495)

Net cash (used in) provided by financing activities	(1,617,086)	3,437,861	(524,553)

Net (decrease) increase in cash	(2,389,197)	2,032,620	399,145
Cash, beginning of year	5,112,004	3,079,384	2,680,239

Cash, end of year	$2,722,807	$5,112,004	$3,079,384

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003, and therefore are not reprinted here.

NOTE 20.	Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2005 and 2004 follows:

	(In thousands, except earnings per share) 2005 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,697	$6,981	$7,352	$7,601
Interest expense	1,781	2,097	2,412	2,626

Net interest and dividend income	4,916	4,884	4,940	4,975
Provision for loan losses	—	—	—	89
Noninterest income	779	880	1,165	1,284
Noninterest expense	3,651	3,707	3,872	3,722

Income before income taxes	2,044	2,057	2,233	2,448
Income tax expense	787	761	864	846

Net income	$1,257	$1,296	$1,369	$1,602

Basic earnings per common share	$.29	$.31	$.33	$.38

Earnings per common share, assuming dilution	$.29	$.30	$.32	$.38

	(In thousands, except earnings per share) 2004 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,021	$6,222	$6,538	$6,503
Interest expense	1,373	1,692	1,845	1,607

Net interest and dividend income	4,648	4,530	4,693	4,896
Provision for loan losses	25	25	25	—
Noninterest income	1,277	927	835	1,036
Noninterest expense	3,238	3,348	3,966	3,953

Income before income taxes	2,662	2,084	1,537	1,979
Income tax expense	1,008	805	627	724

Net income	$1,654	$1,279	$910	$1,255

Basic earnings per common share	$.40	$.31	$.22	$.30

Earnings per common share, assuming dilution	$.39	$.30	$.22	$.29

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2005

SEC Commission File Number 17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0430695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9 Main Street, PO Box 9

Newport, New Hampshire 03773-0009

(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 863-0886

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 20, 2006 there were issued and outstanding 4,266,080 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price of June 30, 2005, of $15.130 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $63.5 million.

Documents Incorporated By Reference:

Part III of Form 10-K – Portions of the proxy statement for the 2006 Annual Meeting of Stockholders

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, and Enfield New Hampshire. The Company had assets of approximately $650.2 million as of December 31, 2005.

Through its subsidiary, Lake Sunapee Financial Services Corporation (LSFSC), the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area consists of west-central New Hampshire in the counties of Merrimack, Sullivan, Hillsboro, and Grafton. This area is best known for its recreational facilities and its resort/retirement environment. Within the market area are two major ski areas, several lakes, retirement communities, a four-season recreational development center designed to support 3,500 families, Colby Sawyer College, New England College, and Dartmouth College and several industrial manufacturing employers.

In addition to the year-round regional population, the Upper Valley-Kearsarge-Lake Sunapee-Monadnock area has a sizable number of seasonal residents. In 1990, a total of over 3,600 seasonal dwellings were listed by the Census Bureau. Based on an occupancy rate of five persons per seasonal unit, the regional seasonal population can be estimated to be over 18,000 persons.

LENDING ACTIVITIES

The Bank’s total loan portfolio totaled $465,383,129 at December 31, 2005, representing approximately 72% of total assets. As of December 31, 2005, approximately 81% of the mortgage loan portfolio had adjustable rates. As of December 31, 2005, the Bank had sold $304,267,740 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

REAL ESTATE LOANS. Conventional loans are solicited by the Bank’s loan origination team solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

Since the middle of the 1960’s, the terms of conventional residential mortgage loans originated by the Bank have contained a “due-on-sale” clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank’s portfolio.

Commercial real estate loans are solicited by the Bank’s commercial banking team in the Bank’s local real estate market. In addition, commercial borrowers are frequently referred to the Bank by its existing customers, local accountants, and attorneys. Generally, the Bank makes commercial real estate loans on loans up to 75% of value with terms up to twenty years, amortizing on a monthly basis with principal and interest due each month. Debt service coverage (the amount of cash left over after expenses have been paid) required to cover the Bank’s interest and principal payments generally must equal or exceed 125% of the loan payments.

REAL ESTATE CONSTRUCTION LOANS. The Bank offers construction loan financing on one-to-four family owner occupied dwellings in the Bank’s local real estate market. Generally, the Bank makes construction loans on loans up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. The Bank also offers a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of the Bank’s conventional residential program.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$359,304	77.21%	$320,089	76.94%	$271,610	78.27%
Construction	13,080	2.81	21,757	5.23	15,241	4.39
Consumer loans	64,393	13.84	57,450	13.81	43,881	12.65
Commercial and municipal loans	28,558	6.14	16,723	4.02	16,283	4.69

Total loans	465,335	100.00%	416,019	100.00%	347,015	100.00%
Unamortized adjustment to fair value	48		60		72
Allowance for loan losses	(4,022)		(4,019)		(3,899)
Deferred loan origination costs, net	1,790		1,748		1,385

Loans receivable, net	$463,151		$413,808		$344,573

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: – continued

	2002		2001
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$256,428	80.19%	$278,811	81.92%
Construction	14,110	4.41	16,644	4.89
Consumer loans	32,256	10.09	24,757	7.28
Commercial and municipal loans	16,988	5.31	20,128	5.91

Total loans	319,782	100.00%	340,340	100.00%
Unamortized adjustment to fair value	85		97
Allowance for loan losses	(3,876)		(4,405)
Deferred loan origination costs, net	1,153		1,151

Loans receivable, net	$317,144		$337,183

The following table sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2005:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$2,350,610	$3,514,396	$63,839,061	$69,704,067
Adjustable interest rates	7,800,731	4,784,954	290,094,529	302,680,214

	10,151,341	8,299,350	353,933,590	372,384,281

Collateral/Consumer Loans with:
Predetermined interest rates	1,046,747	7,904,057	1,745,515	10,696,319
Adjustable interest rates	469,898	4,173,757	49,052,844	53,696,499

	1,516,645	12,077,814	50,798,359	64,392,818

Commercial/Municipal Loans with:
Predetermined interest rates	2,409,281	4,905,600	4,404,779	11,719,660
Adjustable interest rates	7,678,059	2,613,221	6,546,796	16,838,076

	10,087,340	7,518,821	10,951,575	28,557,736

Unamortized adjustment to fair value	—	—	48,294	48,294

Totals	$21,755,326	$27,895,985	$415,731,818	$465,383,129

The preceding schedule includes $278,422 of non-performing loans categorized within the respective loan types.

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

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2005 and 2004 were $612,223 and $5,196,123, respectively.

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

As of December 31, 2005, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products.

NHTB Capital Trust II and III

NHTB Capital Trust II (the “Trust II”) and NHTB Capital Trust III (the “Trust III”) are statutory business trusts formed under the laws of the State of Connecticut and are wholly-owned subsidiaries of the Company. On March 30, 2004, the Trust II issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, the Trust III issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. See Note 2 of Notes to Consolidated Financial Statements.

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

Maturities of debt securities, excluding mortgage-backed securities, are as follows as of December 31, 2005:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$5,989,688	$6,042,847	2.87%
Other bonds and debentures	6,030,849	6,090,551	2.87

Total due in less than one year	12,020,537	12,133,398	2.87

U.S. Government, including agencies	22,911,406	23,450,061	3.33
Other bonds and debentures	13,120,431	13,198,994	4.96

Total due after one year through five years	36,031,837	36,649,055	3.91

Other bonds and debentures	1,940,102	1,940,000	5.48

Total due after five years through ten years	1,940,102	1,940,000	5.48

Other bonds and debentures	6,323,000	6,295,000	6.62

Total due after ten years	6,323,000	6,295,000	6.62

	$56,315,476	$57,017,453	4.04

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$29,492,908	$—	$591,814	$28,901,094
Mortgage-backed securities	58,207,406	—	1,554,749	56,652,657
Other bonds and debentures	27,524,546	52,101	162,265	27,414,382
Equity securities	484,386	142,614	—	627,000

Total available-for-sale securities	$115,709,246	$194,715	$2,308,828	$113,595,133

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$30,079,787	$3,697	$214,421	$29,869,063
Mortgage-backed securities	72,065,872	335,994	509,496	71,892,370
Other bonds and debentures	16,137,737	112,229	55,288	16,194,678
Equity securities	484,386	100,814	—	585,200

Total available-for-sale securities	$118,767,782	$552,734	$779,205	$118,541,311

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$39,059,281	$291,004	$63,344	$39,286,941
Mortgage-backed securities	58,009,781	151,236	540,819	57,620,198
Other bonds and debentures	23,333,810	290,200	43,897	23,580,113
Equity securities	484,386	38,114	—	522,500

Total available-for-sale securities	$120,887,258	$770,554	$648,060	$121,009,752

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Bonds and notes-
Other bonds and debentures	$3,001,145	$73,200	$11,145	$3,063,200

Total held-to-maturity securities	$3,001,145	$73,200	$11,145	$3,063,200

Deposit Activities and Other Sources of Funds

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its primary market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2005, time deposits represented approximately 30% of total deposits. Time deposits included $38,829,203 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

	2005	2004	2003
Net deposits (withdrawals)	$27,234	$1,400	$(4,891)
Interest credited on deposit accounts	4,331	3,195	4,039

Total increase (decrease) in deposit accounts	$31,565	$4,595	$(852)

At December 31, 2005, the Bank had $38.8 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
3 months or less	$11,845	2.81%
Over 3 through 6 months	6,239	2.82%
Over 6 through 12 months	13,897	3.16%
Over 12 months	6,848	3.64%

Total	$38,829	2.09%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$36,320	7.8	$29,362	6.8	$31,297	7.3
NOW accounts	141,492	30.5	136,060	31.4	110,541	25.8
Money Market accounts	38,441	8.3	55,675	12.9	69,927	16.3
Regular savings accounts	11,635	2.5	13,453	3.1	16,318	3.8
Treasury savings accounts	95,749	20.6	96,877	22.4	88,971	20.8
Club deposits	61	—	60	—	45	—

Total	323,698	69.7	331,487	76.6	317,099	74.0

Time deposits
Less than 12 months	117,453	25.3	80,296	18.5	87,019	20.3
Over 12 through 36 months	22,497	4.8	18,922	4.4	22,191	5.2
Over 36 months	989	0.2	2,367	0.5	2,168	0.5

Total time deposits	140,939	30.3	101,585	23.4	111,378	26.0

Total deposits	$464,637	100.0%	$433,072	100.0%	$428,477	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$134,733	0.38%	$118,539	0.25%	$99,597	0.23%
Savings deposits	113,258	0.55	116,280	0.43	103,968	0.52
Money market deposits	46,082	0.83	57,532	0.84	74,403	0.78
Time deposits	123,224	2.29	106,027	1.90	116,354	2.29
Demand deposits	32,403	—	28,161	—	30,170	—

Total Deposits	$449,700		$426,539		$424,492

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2005	2004	2003
	(in thousands)
0.00% – 0.99%	$7,576	$17,509	$20,099
1.00% – 1.99%	29,233	57,027	48,116
2.00% – 2.99%	35,762	23,701	30,460
3.00% – 3.99%	64,476	1,127	6,294
4.00% – 4.99%	3,848	550	3,837
5.00% – 5.99%	44	230	1,294
6.00% – 6.99%	—	—	—
7.00% – 7.99%	—	1,441	1,278

Total	$140,939	$101,585	$111,378

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2005, the Bank had outstanding advances of $100 million from FHLB and advances outstanding of $75 million from FHLB at December 31, 2004.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in the financial statements for the year indicated:

	2005	2004	2003
	($ in Thousands)
Balance at year end	$45,000	$55,000	$22,000
Average amount outstanding	48,125	52,458	12,000
Maximum amount outstanding at any month-end	80,000	100,000	22,000
Average interest rate for the year	2.71%	2.32%	1.22%
Average interest rate on year-end balance	4.22%	2.32%	1.22%

REGULATION

General. NHTB is regulated as a savings and loan holding company by the OTS. NHTB is required to file reports with and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition.

The following references to the laws and regulations under which NHTB and the Bank are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws, regulations or policies, whether by the OTS, the FDIC, the SEC or the Congress, could have a material adverse impact on NHTB and the Bank, and their operations and stockholders.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

Loans to One Borrower. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one borrower limitations.

QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct the Bank’s business.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2005, and in each of the prior 12 months, and, therefore is a “qualified thrift lender.” If the Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

(2)	a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if the Bank has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; the minimum leverage capital ration for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution; and

(3)	a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement shall not exceed the amount of core capital.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset.

Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2005, the Bank met each of its capital requirements. The table below presents the Bank’ regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2005:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$49,816	$9,585	$40,231
Core capital	49,816	25,560	24,256
Risk-based capital	49,816	26,435	23,381

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination, dated October 18, 2004.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

•	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more that the normal risk of repayment or present other features that are unfavorable to the Bank; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency. Further, the OTS may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

The OTS may disapprove a notice or application if:

•	The Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

NHTB’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from the Bank.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following four categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

At December 31, 2005, the Bank met the criteria for being considered “well-capitalized”. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund (the “SAIF”), maintained by the FDIC, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which insures the deposits of commercial banks.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s history and its financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the length of time the institution has been operating and the capital category and supervisory sub-category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0142% of insured deposits to fund interest payments on bonds issued by the Financing

Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

On February 15, 2006, President Bush signed into law legislation designed, in part, to increase insurance limits for certain accounts, including individual retirement accounts, merge the BIF and SAIF funds and grant the FDIC additional flexibility in establishing reserves in the fund. Pending rulemaking by the FDIC, the legislation is not yet effective.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2005 of $5.7 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The amount of transaction accounts exempt from a reserve requirement is $7.8 million. A 3% reserve is required for transaction accounts from $7.8 million to $48.3 million. Transaction accounts over $48.3 million are subject to a 10% reserve requirement. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain credit or services of a competitor of the institution.

The Bank Secrecy Act. The Bank and NHTB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

•	financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•	financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

•	financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

•	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Office of Foreign Asset Control. The Bank and NHTB, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

NHTB is a savings and loan holding company regulated by the OTS. As such, NHTB is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over NHTB and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to regulatory capital requirements or to supervision by the FRB.

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings institution to be acquired specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. NHTB is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm Leach Bliley Act of 1999 (the “GLB Act”), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as NHTB, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the QTL test.

Transactions between the Bank and NHTB and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

The Sarbanes-Oxley Act. As a public company, NHTB is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Although NHTB anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

Quotation on Nasdaq. NHTB’s common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, NHTB is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•	it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (“NASD”) and by the Securities Exchange Act of 1934, as amended, regulations promulgated thereunder;

•	the nominating committee and compensation committee must also be composed entirely of independent directors;

•	each of the audit committee, and nominating committee must have a publicly available written charter.

Federal Securities Laws. NHTB’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). NHTB is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2005, the tax amounted to $49,775.

EMPLOYEES

At December 31, 2005, Lake Sunapee Bank (LSB) had a total of 159 full-time employees and 29 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

Item 1A.	Risk Factors

The Company’s loan portfolio includes loans with a higher risk of loss.

The Company originates commercial mortgage loans, commercial business loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial mortgage, commercial business, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

The Company’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Company therefore may experience significant loan losses, which could have a material adverse effect on operating results.

Material additions to the allowance for loan losses also would materially decrease net income, and the charge-off of loans may cause management to increase the allowance. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. The Company relies on loan quality reviews, experience and evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If any of management’s assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s profitability, like that of most financial institutions, depends substantially on net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, there will be competitive pressures to increase the rates paid on deposits, which will result in a decrease of net interest income.

The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

Earnings may be adversely impacted by an increase in interest rates because a significant portion of the Company’s interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-

term interest rates increase while a majority of interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the yields earned on the loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of the net interest rate spread and a decrease in net interest income.

The local economy may affect future growth possibilities.

The Company’s current market area is principally located in Merrimack, Sullivan, Hillsboro, and Grafton Counties, which are located in west-central New Hampshire. Future growth opportunities depend on the growth and stability of the regional economy and the Company’s ability to expand its market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on profitability.

The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.

Management believes that the continued growth and future success of the Company will depend in large part upon the skills of the management team. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the business. The Company cannot assure you that it will be able to retain existing key personnel or attract additional qualified personnel. The loss of the services of one or more of the Company’s executive officers and key personnel could impair its ability to continue to develop its business strategy.

The Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations.

The Company is subject to extensive regulation, supervision and examination by the OTS, as the Bank’s chartering authority, by the Federal Deposit Insurance Corporation (the “FDIC”) as the insurer of the Bank’s deposits up to certain limits, and by the Board of Governors of the Federal Reserve System, of which the Bank is a member, and which regulates and oversees the Company as a bank holding company. The Bank also belongs to the Federal Home Loan Bank System and, as a member of such system, is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which the Company and the Bank may engage. The purpose of regulation and supervision is primarily to protect the Bank’s depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to the Company or the Bank, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans.

The Company contends with considerable competition both in generating loans and attracting deposits. The Company’s competition for loans is primarily from other thrift institutions, commercial banks, and mortgage banking companies. Competitive factors considered for loan generation include interest rates offered, loan fees charged, loan products offered, services provided, and geographic locations.

In attracting deposits, the Company’s primary competitors are other thrift institutions and commercial banks. The Bank faces additional significant competition for investors’ funds from mutual funds and other corporate and government securities. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rate of return, liquidity, and risk among other factors, convenient branch location and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

If the Company is unable to compete successfully, the business and operations could be adversely affected. Competition for loan originations and deposits may limit future growth and earnings prospects.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits.

Beginning with the Company’s annual report for the fiscal year ending December 31, 2007, the Company will have to include in its annual reports filed with the Securities and Exchange Commission (the “SEC”) a report of management regarding internal control over financial reporting. As a result, the Company recently began to document and evaluate its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules and regulations, which require an annual management report on internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company’s independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist in (i) assessing and documenting the adequacy of internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of its internal control over financial reporting or fails to prevent fraud, current and potential shareholders and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, financial condition and results of operations, the trading price of its stock and its ability to attract additional deposits.

The Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s Certificate of Incorporation and bylaws and applicable provisions of Delaware or federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company though a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction.

The Company may not be able to pay dividends in the future in accordance with past practice.

The Company pays a quarterly dividend to shareholders. However, the Company is dependent primarily upon the Bank for its earnings and funds to pay dividends on its common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Item 2.	Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2005:

Location	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
		Leased	Owned
9 Main Street Newport, NH	1868		$1,245,035
565 Route 11 Sunapee, NH	1965		$90,254
115 East Main Street Bradford, NH	1975		$408,442
300 Sunapee Street Newport, NH	1978		$79,495
165 Route 10 South Grantham, NH	1980		$286,806
116 Newport Road New London, NH	1981		$605,311
200 Heater Road Lebanon, NH	1986		$465,332
106 Hanover Street Lebanon, NH	1997		$1,828,997
321 Main Street New London, NH	1999		$1,066,802
15 Antrim Road (1) Hillsboro, NH	1994		$182,139
83 Main Street (1) West Lebanon, NH	1994	$153,327		2009	5 Years
12 Centerra Pkwy. (1) Lebanon, NH	1997	$107,179		2007	5 Years
Route 103 (1) Newbury, NH	1999	$—		2005	1 Year
7 Lawrence Street (1) Andover, NH	2003	$376,337		2007	20 Years
2-4 Main Street (1) Peterborough, NH	2004	$776,918		2009	30 Years
468 US Route 4 (1) Enfield, NH	2005	$447,135		2009	20 Years
345 Washington Street (1) Claremont, NH	2005	$386,115		2009	10 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the fourth quarter of 2005.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB.

	Period	High	Low
2005	First Quarter	$18.450	$15.605
	Second Quarter	20.250	13.000
	Third Quarter	15.510	13.760
	Fourth Quarter	14.990	12.500
2004	First Quarter	$17.835	$13.830
	Second Quarter	16.500	14.225
	Third Quarter	15.875	13.950
	Fourth Quarter	16.500	13.805

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 15, 2006, New Hampshire Thrift Bancshares, Inc. had approximately 580 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s Common Stock:

	2005	2004
First Quarter	$0.1250	$0.1125
Second Quarter	0.1250	0.1125
Third Quarter	0.1250	0.1125
Fourth Quarter	0.1250	0.1125

For information regarding limitations of the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements.

On December 8, 2005, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until 248,000 shares are repurchased. As of December 31, 2005, 128,000 shares of common stock had been repurchased. During 2005, 8,000 shares were repurchased.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	—	$—	—	129,000
Nov. 1 – Nov. 30	—	$—	—	129,000
Dec. 1 – Dec. 31	8,000	$14.12	8,000	121,000

Item 6.	Selected Financial Data

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$650,179	$595,514	$526,246	$496,645	$493,937
Securities	119,303	123,421	126,179	85,828	56,784
Loans, net	463,151	413,808	344,573	317,144	337,183
Loans held-for-sale	2,263	1,295	870	5,556	8,636
Deposits	464,637	433,072	428,477	429,328	422,737
FHLB advances	100,000	75,000	22,000	—	—
Shareholders’ equity	46,727	43,835	39,125	33,766	28,966
Allowance for loan losses	4,022	4,019	3,899	3,876	4,405
Nonperforming loans	278	293	1,158	664	2,521
Nonperforming assets	278	293	1,158	685	2,621
Book value per share	$11.07	$10.52	$9.74	$8.62	$7.48

	For years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$28,631	$25,284	$21,494	$25,133	$30,245
Interest expense	8,916	6,517	5,736	10,323	16,220

Net interest and dividend income	19,715	18,767	15,758	14,810	14,025
Provision for loan losses	89	75	100	120	90

Net interest and dividend income after provision for loan losses	19,626	18,692	15,658	14,690	13,935
Total noninterest income	4,108	4,075	6,331	4,965	3,471
Total noninterest expense	14,952	14,505	12,711	12,880	12,630

Income before income taxes	8,782	8,262	9,278	6,775	4,776
Income taxes	3,258	3,164	3,507	2,475	1,676

Net income	$5,524	$5,098	$5,771	$4,300	$3,100

Per Share Data:
Basic earnings	$1.31	$1.23	$1.46	$1.10	$0.80
Diluted earnings	$1.29	$1.20	$1.42	$1.09	$0.80
Dividends paid	$0.50	$0.45	$0.36	$0.32	$0.32

	For years ended December 31,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets	0.89%	0.87%	1.15%	0.88%	0.65%
Return on average equity	13.10	12.17	15.83	13.94	11.07
Average equity as a percent of average assets	6.80	7.15	7.28	6.35	5.87
Interest rate spread	3.40	3.48	3.43	3.34	3.29
Net interest margin	3.49	3.54	3.50	3.42	3.33
Average interest-earning assets to average interest-bearing liabilities	105.47	105.10	105.94	103.34	100.99
Operating expense as a percent of average total assets	2.41	2.48	2.54	2.65	2.65
Dividend payout ratio	38.17	36.59	24.66	29.09	40.00
Capital Ratios:
Tier 1 leverage capital ratio	7.80	7.87	7.56	7.02	6.65
Total risk-based capital ratio	11.31	12.73	11.88	12.12	10.83
Asset Quality Ratios:
Nonperforming loans as a percent of loans, net	0.06	0.07	0.34	0.21	0.75
Nonperforming assets as a percent of total assets	0.04	0.05	0.22	0.14	0.53
Allowance for loan losses as a percent of loans before allowance for loan losses	0.86	0.97	1.12	1.21	1.29
Allowance for loan losses as a percent of nonperforming loans	1,446.76%	1,371.67%	336.70%	583.73%	174.73%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 21 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 21 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 22 through 50 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2006 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2006.

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

You may obtain a copy of the Code of Ethics for Senior Financial Officers, free of charge, by sending a request in writing to Stephen R. Theroux at the following address:

Stephen R. Theroux

Corporate Secretary

New Hampshire Thrift Bancshares, Inc.

9 Main Street

P.O. Box 9

Newport, New Hampshire 03773-0009

Item 11.	Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2006 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2006 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2006.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	511,700	$11.95	216,670
Equity compensation plans not approved by security holders	—	—	—

Total	511,700	$11.95	216,670

Item 13.	Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2006 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2006.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 11, 2006 which definitive proxy statement will be filed with the Securities and Exchange Commission on or about April 7, 2006.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM

Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to the Company’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

3.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.1	Amended and Restated Bylaws of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of NHTB (previously filed as an exhibit to the Form 8-K filed on March 11, 2004).

4.1	Stock Certificate of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures.

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures.

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the Company’s December 31, 2004 Form 10-K filed on March 29, 2005).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the Company’s December 31, 2004 Form 10-K filed on March 29, 2005).

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

13.1	Annual Report to Shareholders for the year ended December 31, 2005.

14.1	Code of Ethics (previously filed as Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Company (incorporated by reference to the Registration Statement on Form S-4, as amended, as originally filed with the SEC on November 5, 1996.)

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Stephen R. Theroux (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 30, 2006

/s/ Leonard R. Cashman (Leonard R. Cashman)	Director	March 30, 2006

/s/ William C. Horn (William C. Horn)	Director	March 30, 2006

/s/ Peter R. Lovely (Peter R. Lovely)	Director	March 30, 2006

/s/ Dennis A. Morrow (Dennis A. Morrow)	Director	March 30, 2006

/s/ Jack H. Nelson (Jack H. Nelson)	Director	March 30, 2006

/s/ Joseph B. Willey (Joseph B. Willey)	Director	March 30, 2006

New Hampshire Thrift Bancshares, Inc.

Directors

Stephen W. Ensign, Chairman

Stephen R. Theroux, Vice Chairman

Leonard R. Cashman

William C. Horn

Peter R. Lovely

Dennis A. Morrow

Jack H. Nelson

Joseph B. Willey

Officers

Stephen W. Ensign

Chairman of the Board,

President and Chief Executive Officer

Stephen R. Theroux

Vice Chairman of the Board

Executive Vice President, Chief

Financial Officer and Corporate Secretary

Sherry A. Morin

Assistant Secretary

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

President and Chief Executive Officer

Stephen R. Theroux

Executive Vice President, Chief

Operating Officer, and Chief Financial Officer

Senior Vice Presidents

Frances E. Clow

Human Resources

H. Bliss Dayton

Compliance and Internal Audit

Scott W. Laughinghouse

Commercial Lending

William J. McIver

Chief Information Officer and

Retail Banking

Robert C. O’Brien

Business Development and Marketing

Sharon L. Whitaker

Mortgage Lending

Vice Presidents

Kevin R. Beauregard

Lake Sunapee Financial Services

Richard G. Biron

Lake Sunapee Financial Services

Colin S. Campbell

Commercial Lending

Erik C. Cinquemani

Loan Review

Angie L. Deschenes

Retail Banking

Stephen B. Ellis

Loan Origination

Paul Faber

Commercial Lending

Albert S. Freeman III

Commercial Lending

Marlene H. Gardner

Security Officer

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Dianne E. Nicol

Retail Banking

Dorisann D. Ross

Retail Banking

Assistant Vice Presidents

Arlene F. Adams

Commercial Banking

Brandy L. Blackinton

Retail Banking

Dennis J. Driscoll, Jr.

Commercial Lending

Juanita A. Dupont

Loan Processing

Susan Fernald

Retail Banking

Christopher H. Head

Lake Sunapee Financial Services

Suzanne Johnson

Loan Servicing

Donald J. Pasini

Loan Origination

Marie A. Pelletier

Retail Operations

Francetta Raymond

Loan Operations

Pellegrino A. Rossi

Lake Sunapee Group

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Dena L. Sclafani

Loan Origination

Paul W. St. Martin

Information Technology

Board of Advisors

Benjamin K. Barton

William S. Berger

William A. Bittinger

Paul R. Boucher

James F. Briggs

Robert S. Burgess

Ruth I. Clough

J. D. Colcord

Jacqueline C. Cote

Robert J. Cricenti

Ernest G. Dennis, Jr.

Harry Dorman III

William J. Faccone, Sr.

John W. Flynn, Jr.

John W. Flynn, Sr.

Sheffield J. Halsey

Douglas J. Homan

Alf E. Jacobson

Curtis A. Jacques

Sharon J. Jacques

Michael D. Johnson

Edward T. Kerrigan

David H. Kidder

Janet R. Kidder

John J. Kiernan, Jr.

Victor W. Laro

Paul J. Linehan

Robert MacNeil

Elizabeth W. Maiola

John J. Marcotte

Thomas F. McCormick

J. David McCrillis

John C. McCrillis

F. Graham McSwiney

Kenneth Miller

Thomas J. Mills

Linda L. Oldham

Paul Olsen

Daniel P. O’Neill

Betty H. Ramspott

David N. Reney

Chris Scott

Edwin G. Sielewicz

William J. Simms

Fredric M. Smith

Earl F. Strout

James R. Therrien

Stefan Timbrell

Janis H. Wallace

James P. Wheeler

Bradford C. White

John W. Wiggins, Sr.

Bruce Williamson

Thomas B. Woodger

Michael J. Work

Shareholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Thacher Proffitt & Wood LLP

1700 Pennsylvania Avenue, NW

Washington, DC 20006

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 580 shareholders of record on March 15, 2006.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2005	High	Low
First Quarter	$18.450	$15.605
Second Quarter	20.250	13.000
Third Quarter	15.510	13.760
Fourth Quarter	14.990	12.500

This Annual Report has been written by the Bank’s staff.