Form 10-Q
period 2006-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2006-05-12
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 1, 2006, was 4,216,580.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$13,989,778	$16,345,434
Federal Home Loan Bank overnight deposit	7,700,000	10,000,000

Cash and cash equivalents	21,689,778	26,345,434
Securities available-for-sale	102,957,110	113,595,133
Federal Home Loan Bank stock	6,157,500	5,707,500
Loans held-for-sale	1,027,000	2,263,300
Loans receivable, net	466,069,577	463,150,536
Accrued interest receivable	2,203,184	2,282,737
Premises and equipment, net	11,303,719	11,332,960
Investments in real estate	2,544,741	1,953,848
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,211,719	3,139,971
Other assets	8,100,495	8,267,246

Total assets	$637,404,839	$650,178,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$38,607,839	$46,263,562
Savings and interest-bearing checking accounts	263,993,648	277,434,820
Time deposits	143,757,008	140,938,522

Total deposits	446,358,495	464,636,904
Securities sold under agreements to repurchase	10,720,864	11,872,717
Federal Home Loan Bank advances	105,000,000	100,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	7,736,496	6,322,511

Total liabilities	590,435,855	603,452,132

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 4,266,080 issued and 4,226,580 shares outstanding at March 31, 2006, and 10,000,000 authorized, 4,227,980 issued, and 4,219,980 shares outstanding at December 31, 2005	42,661	42,280
Paid-in capital	17,557,391	17,025,045
Retained earnings	31,891,743	31,048,903
Accumulated other comprehensive loss	(1,921,814)	(1,276,713)
Treasury Stock, 39,500 shares at March 31, 2006 and 8,000 shares as of December 31, 2005	(600,997)	(112,966)

Total shareholders’ equity	46,968,984	46,726,549

Total liabilities and shareholders’ equity	$637,404,839	$650,178,681

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	March 31, 2006	March 31, 2005
Interest and dividend income
Interest and fees on loans	$6,638,656	$5,487,728
Interest on debt investments:
Taxable	1,178,464	1,130,085
Dividends	73,598	46,180
Other	76,784	32,490

Total interest and dividend income	7,967,502	6,696,483

Interest expense
Interest on deposits	1,483,248	844,776
Interest on advances and other borrowed money	1,515,641	936,018

Total interest expense	2,998,889	1,780,794

Net interest and dividend income	4,968,613	4,915,689
Provision for loan losses	40,276	—

Net interest and dividend income after provision for loan losses	4,928,337	4,915,689

Noninterest income
Customer service fees	880,117	500,775
Net gain on sales of loans	101,923	77,456
Rental income	123,631	106,531
Income from equity interest in Charter Holding Corp.	71,748	45,000
Brokerage service income	67,530	43,828
Other income	33,224	5,359

Total noninterest income	1,278,173	778,949

Noninterest expenses
Salaries and employee benefits	2,219,456	1,951,971
Occupancy expenses	659,682	604,097
Advertising and promotion	77,145	86,893
Depositors’ insurance	15,076	15,424
Outside services	168,903	134,952
Professional services	125,692	118,550
ATM processing fees	93,900	85,440
Supplies	78,164	72,619
Amortization of mortgage servicing rights in excess of mortgage servicing income	81,944	25,927
Other expenses	596,406	554,546

Total noninterest expenses	4,116,368	3,650,419

Income before provision for income taxes	2,090,142	2,044,219

Provision for income taxes	719,429	787,140

Net income	$1,370,713	$1,257,079

Comprehensive net income	$725,612	$244,933

Earnings per common share, basic	$0.32	$0.30

Average Number of Shares, basic	4,226,751	4,182,776

Earnings per common share, assuming dilution	$0.32	$0.29

Average Number of Shares, assuming dilution	4,335,885	4,309,139

Dividends declared per common share	$0.1250	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,370,713	$1,257,079
Depreciation and amortization	317,386	303,855
Amortization of securities, net	110,570	133,842
Net decrease in mortgage servicing rights	175,613	138,273
Net decrease in loans held-for-sale	1,236,300	772,357
Provision for loan losses	40,276	—
Decrease in accrued interest receivable and other assets	70,691	85,321
Income from equity interest in Charter Holding Corp.	(71,748)	(45,000)
Change in deferred loan origination fees and cost, net	(14,219)	11,172
Increase in accrued expenses and other liabilities	1,887,093	1,799,538
Recognition of stock-based compensation expense	28,050	—

Net cash provided by operating activities	5,150,725	4,456,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(879,038)	(782,614)
Proceeds from maturities of securities available-for-sale	9,459,227	18,503,582
Purchases of securities available-for-sale	—	(20,214,112)
Purchases of Federal Home Loan Bank stock	(450,000)	(675,000)
Loan originations and principal collections, net	(2,945,098)	(6,548,233)

Net cash provided by (used in) investing activities	5,185,091	(9,716,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(18,278,409)	(9,158,112)
Net decrease in securities sold under agreements to repurchase	(1,151,853)	(3,830,889)
Net increase in advances from Federal Home Loan Bank	5,000,000	15,000,000
Dividends paid	(527,873)	(520,897)
Payments to acquire treasury stock	(488,031)	—
Proceeds from exercise of stock options	454,694	242,419

Net cash (used in) provided by financing activities	(14,991,472)	1,732,521

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,655,656)	(3,527,419)
CASH AND CASH EQUIVALENTS, beginning of period	26,345,434	21,543,625

CASH AND CASH EQUIVALENTS, end of period	$21,689,778	$18,016,206

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	March 31, 2006	March 31, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,607,255	$850,798
Interest on advances and other borrowed money	1,398,128	788,791

Total interest paid	$3,005,383	$1,639,589

Income taxes, net	$—	$145,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2005.

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

NHTB Capital Trust II and NHTB Capital Trust III, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), the subsidiaries have not been included in the consolidated financial statements.

Note C - Impact of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note D.

Note D - Stock-based Compensation

At March 31, 2006, the Company has two stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost has been recognized for its fixed stock option plans during the quarter ended March 31, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, to stock-based employee compensation during the three months ended March 31, 2005.

For the Three Months Ended March 31, 2005
Net income, as reported	$1,257,079
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Pro forma net income	$1,257,079

Earnings per share:
Basic – as reported	$0.30
Basic – pro forma	$0.30
Diluted – as reported	$0.29
Diluted – pro forma	$0.29

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three months ended March 31:

	Three months ended March 31,
	2006	2005
Service cost	$116,865	$112,511
Interest cost	85,234	76,095
Expected return on plan assets	(125,201)	(112,350)
Amortization of prior service cost	(52)	(52)
Amortization of unrecognized net loss	27,641	21,748

Net periodic benefit cost	$104,487	$97,952

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that the Bank expected pension plan contributions to be $500,000 in 2006. During the first quarter of 2006, no contributions were made to the pension plan.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2 Management’s Discussion and Analysis

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the Company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans; (7) if the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits; (8) the Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline; (9) the Company may not be able to pay dividends in the future in accordance with past practice. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of March 31, 2006, the Company had $4,307,752 available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.125 per share and pay its subordinated debenture interest payments.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Total assets stood at $637,404,839 at March 31, 2006, a decrease of $12,773,842, from December 31, 2005.

•	Net loans outstanding increased $2,919,041 to $466,069,577 at March 31, 2006 from December 31, 2005.

•	The Company earned $1,370,713, or $.32 per diluted common share, for the quarter ended March 31, 2006, compared to $1,257,079, or $.29 per diluted common share, for the same period in 2005.

•	During the first three months of 2006, the Bank originated $40.7 million in loans, compared to $40.6 million in originated loans for the quarter ended March 31, 2005.

•	The Bank’s servicing portfolio increased to $306.1 million at March 31, 2006 from $290.3 million at March 31, 2005, an increase of $15.8 million, or 5.44%.

•	The Bank’s interest rate margin decreased to 3.41% at March 31, 2006, from 3.64% at March 31, 2005, as the rise in short-term interest rates caused the Bank’s liabilities to re-price faster than its assets.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by NHTB Capital Trust I (“Trust I”), which were callable on September 30, 2004. Total expenses of $160,402 associated with the offering are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III are being used for general corporate purposes. Total expenses of $160,402 associated with the offering are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at a rate equal to LIBOR plus 2.79% based on the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debentures II and III are included on the Company’s consolidated balance sheet as “Subordinated debentures.”

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at a cost of $3,003,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2006, the Bank realized $71,748 in undistributed income, compared to undistributed income of $45,000 for the same period in 2005.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-months ended March 31, 2006, the Bank generated commissions in the amount of $67,530, as compared to $43,828, for the same period in 2005.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

During the first three months of 2006, total assets decreased by $12,773,842, or 1.96%, from $650,178,681 at December 31, 2005 to $637,404,839 at March 31, 2006. Cash, cash equivalents, and securities available-for-sale decreased $15,293,679 from December 31, 2005, as the Bank used cash and the proceeds from maturing securities to offset a seasonal run-off of deposits and fund loans.

Net loans increased $2,919,041, or 0.63%, from $463,150,536 at December 31, 2005 to $466,069,577 at March 31, 2006. During the first three months of 2006, the Bank originated $40.7 million in loans, compared to $40.6 million in originated loans for the quarter ended March 31, 2005. At March 31, 2006, the Bank had $306,104,988 in its servicing portfolio compared to $290,282,820 at March 31, 2005. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2006, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

As of March 31, 2006, securities available-for-sale decreased by $10,638,023 to $102,957,110 compared to $113,595,133 as of December 31, 2005. The Bank’s net unrealized loss (after tax) on its investment portfolio was $1,921,814 at March 31, 2006 compared to an unrealized loss (after tax) of $1,276,713 at December 31, 2005. This change was the result of increasing interest rates, which created a loss of value in the Bank’s investment securities.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real estate owned (“OREO”) and property acquired in settlement of loans remained at zero. There was no activity in the OREO account during the first quarter of 2006.

Deposits decreased by $18,278,409, or 3.93%, to $446,358,495 at March 31, 2006, from $464,636,904, at year-end December 31, 2005. This compares to a decrease of 2.11% for the same period in 2005. Non-interest bearing checking accounts decreased $7,655,723, or 16.55%. Savings and interest-bearing checking accounts decreased $13,441,172, or 4.84%, as customers moved funds into higher yielding time deposits. Time deposits increased $2,818,486 or 2.00%. Seasonal activity accounted for a portion of the decrease in deposit accounts. A segment of the Bank’s customer base spends the winter months in warmer climate areas, which typically has a negative impact upon the Bank’s customers’ deposit balances. In addition, the Bank’s municipal and institutional accounts expend funds during the first quarter. These funds generally are replenished during the second and third quarters as municipalities and institutions move into their collection cycles.

Securities sold under agreements to repurchase decreased by $1,151,853, or 9.70%, to $10,720,864 at March 31, 2006 from $11,872,717 at December 31, 2005 due to the seasonal nature of our deposit base. Repurchase agreements are collateralized by the Bank’s government and agency investment securities.

The Bank had $105,000,000 in short-term advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2006, an increase of $5,000,000 from December 31, 2005. The Bank used the proceeds from the FHLB advances to partially fund the seasonal run-off of deposits.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. In determining the loss factors, the Bank considers historical losses, market conditions, and qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. The Bank enhanced adequacy testing through further stratification of the loan portfolio and by establishing acceptable ranges for the loss factors applicable to each loan type.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. The Bank had no loans designated as impaired at March 31, 2006 or December 31, 2005.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses at March 31, 2006 was $4,007,676 compared to $4,022,341 at December 31, 2005. The reduction results from charge-offs associated with an overdraft privilege fee for service program introduced in July 2005. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. Most of the activity in the consolidated allowance account comes from the overdraft segment. Excluding the overdraft segment, the Bank incurred $3,213 of charge-offs and $3,689 of recoveries while making no provision during the first quarter. The provision made in the first quarter was entirely attributable to the overdraft program where the bank seeks to maintain an allowance equal to 100% of the aggregate balance of overdrawn accounts that have remained negative for 30 days or more and have not been charged-off. On a consolidated basis, including the allowance for the overdraft program, charge-offs were $97,568 and recoveries were $42,627 while the provision for loan loss amounted to $40,276 for the three-month period ended March 31, 2006. That compares with charge-offs, recoveries and provisions for the year ended December 31, 2005 of $123,885, $38,276 and $88,500, respectively. Like the first quarter of 2006, the majority of the activity in the allowance account in 2005 was attributable to the fee for service overdraft privilege program. At March 31, 2006 and December 31, 2005, the aggregate allowance for loan loss represented 0.85% and 0.86% of loans, respectively.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31, 2006	For the year ended December 31,
		2005	2004	2003	2002	2001
Balance, beginning of period	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854
Charged-off loans	(97,568)	(123,885)	(14,737)	(86,642)	(687,899)	(201,456)
Recoveries	42,627	38,276	60,540	9,588	38,222	83,987
Provision charged to income	40,276	88,500	74,997	99,996	120,000	90,000

Balance, end of period	$4,007,676	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2006, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $726,660 on March 31, 2006 compared to $612,223 at December 31, 2005. The Bank had no OREO at March 31, 2006 or December 31, 2005. The increase in classified loans comes from an increase in loans over 90 days past due, primarily a result of one residential loan. Loans 90 days or more past due were $522,686 at March 31, 2006 compared to $278,422 at December 31, 2005. Loans 30 to 89 days past due were $4,352,864 at the end of March 2006 compared to $2,278,612 at year-end 2005. No loss is anticipated on any of the loans that were over 90 days past due as of March 31, 2006; however, the Bank does anticipate continued charge-off of some deposit accounts with negative balances from the overdraft privilege program. The absence of anticipated losses, favorable market conditions, and results of adequacy testing all contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provision was needed during the first quarter of 2006.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2006		December 31, 2005
90 day delinquent loans (1)	$523	0.08%	$278	0.04%
Nonaccrual impaired loans	—	0.00%	—	0.00%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing loans	$523	0.08%	$278	0.04%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2006		December 31, 2005
Real estate loans-
Conventional	$2,562	77%	$2,544	77%
Construction	351	4%	291	3%
Collateral and consumer	121	13%	224	14%
Commercial and municipal	974	6%	963	6%
Impaired Loans	—	—	—	—

Total valuation allowance	$4,008	100%	$4,022	100%

Total valuation allowance as percentage of total loans	0.85%		0.86%

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

Comparison of the Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

Net income for the three months ended March 31, 2006 was $1,307,713, or $0.32 per common share (assuming dilution), compared to $1,257,079, or $0.29 per common share (assuming dilution), for the same period in 2005, an increase of $113,634, or 9.04%. The increase in net income for the first quarter of 2006 primarily reflects a $499,224 increase in noninterest income, due primarily to increases in customer service fees and gains on the sales of loans. Net interest and dividend income increased slightly to $4,968,613 for the quarter ended March 31, 2006 from $4,915,689 for the quarter ended March 31, 2005 as sharp increases in short-term interest rates reduced the Bank’s interest rate margin. The Bank’s net interest rate margin declined to 3.41% for the three months ended March 31, 2006, from 3.64% for the three months ended March 31, 2005, reflecting a more rapid rise in the Bank’s cost of funds. Total loan production for the quarter ended March 31, 2006 was $40,646,546 compared to $40,633,309 for the quarter ended March 31, 2005.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and fees on loans increased $1,150,928, or 20.97%, for the three-month period ended March 31, 2006. The increase in interest and fees on loans was primarily generated by an increase in the amount of $45,724,226, in net loans outstanding during the twelve months ended March 31, 2006. Interest on investments decreased $120,091, or 9.96%, for the three-month period ended March 31, 2006.

For the three months ended March 31, 2006, total interest expense increased by $1,218,095, or 68.40%, to $2,998,889 from $1,780,794 for the same period in 2005. Despite the decline in total deposits, interest on deposits increased $638,472, or 75.58%. Interest on advances and other borrowed money increased by $579,623, or 61.92%, to $1,515,641 due to a rising interest rate environment which resulted in customers shifting their deposits to higher yielding time deposits. In addition, the advances from the FHLB have been re-pricing during this period of rising rates which has increased the Bank’s cost of funds on these borrowings.

No additional provision for loan loss was made in the first quarter of 2005. Net loan charge-offs during the first quarter of 2006 were $54,941 compared to $18,969 in the first quarter of 2005. The higher level of net charge-offs is attributable to the overdraft privilege program introduced in July 2005. The allowance for loan loss was $4,007,676 on March 31, 2006 compared to $4,000,481 on March 31, 2005. The allowance for loan losses represented 0.85% of total loans at March 31, 2006, down from 0.94% at March 31, 2005. The lower percentage is due to loan portfolio growth. During the first quarter of 2006 a provision of $40,276 was made to the allowance for the overdraft program.

For the three months ended March 31, 2006, total noninterest income increased by $499,224, or 64.09%, from $778,949 in 2005 to $1,278,173 for the same period in 2006. Customer service fees increased $379,342, or 75.75%, due primarily to the introduction of an automated overdraft protection program. Net gain on sale of loans increased by $24,467, or 31.59%, as the Bank sold $10,651,833 of loans during the quarter ended March 31, 2006, as compared to $7,636,595 of sold loans for the same period in 2005. In addition, income from equity interest in Charter Holding Corp. increased by $26,748, or 59.44%, to $71,748 for the quarter ended March 31, 2006 from $45,000 for the same period in 2005. Brokerage service income increased in the amount of $23,702, or 54.08%, to $67,530 for the quarter ended March 31, 2006, due primarily to an improving investment securities market.

Total noninterest expenses increased $465,949, or 12.76%, to $4,116,368 for the three months ended March 31, 2006 compared to $3,650,419 for the three months ended March 31, 2005.

For the three-month period ended March 31, 2006:

•	Salaries and employee benefits increased by $267,485, or 13.70%, compared to the three months ended March 31, 2005. Gross salaries and benefits paid increased $258,894, or 12.14%, from $2,132,895 for the three months ended March 31, 2005, to $2,391,789 for the three months ended at March 31, 2006. This increase can be attributed in part to the increase in full time equivalent employees required to staff the Bank’s three new branches, as well as, normal wage and benefit plan increases. The increase in salaries and benefits was partially offset by a decrease in the recognition of deferred expenses on loan originations to a level of $172,333 for the three months ended March 31, 2006, as compared to $180,924, for the same period in 2005.

•	Occupancy expense increased by $55,585, or 9.20%, to $659,682 for the three months ended March 31, 2006, compared to $604,097 for the three months ended March 31, 2005, due in part to expenses associated with operating three new branch offices.

•	Advertising and promotion decreased by $9,748, or 11.22%, to $77,145 for the three months ended March 31, 2006, compared to $86,893 for the three months ended March 31, 2005, due in part to the absence of promotional expenses associated with opening of three new branch offices during the quarter ended March 31, 2005.

•	Outside services increased by $33,951, or 25.16%, to $168,903 for the three months ended March 31, 2006, compared to $134,952 for the three months ended March 31, 2005, due in part to the fees paid a company managing the Bank’s overdraft protection program.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $56,017, or 216.06%, due in part to a higher amount of prepayments on the Bank’s loan servicing portfolio.

•	Other expenses increased by $41,860, or 7.55%, to $596,406 for the three months ended March 31, 2006, compared to $554,546 for the three months ended March 31, 2005, due in part to an increase in check charge-offs and increases on ATM and Debit Card interchange fees.

Interest Rate Sensitivity

The principal objective of the Bank’s interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and to determine the appropriate level of risk given the Bank’s business strategies, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with the Board of Directors’ approved guidelines.

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

The Bank’s one-year gap at March 31, 2006, was negative 11%, compared to the December 31, 2004 gap of negative 8%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of approximately negative eleven percent at March 31, 2006, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of December 31, 2005 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates		Net Portfolio Value $ Amount			NPV as % of PV Assets
			$ Change	% Change	NPV Ratio	Change
+300	bp	63,180	-16,067	-20%	9.78%	-213	bp
+200	bp	69,618	- 9,630	-12%	10.62%	-125	bp
+100	bp	75,125	- 4,123	-5%	11.38%	-53	bp
0	bp	79,248	—	—	11.90%	—
-100	bp	80,284	- 1,594	-2%	12.09%	-18	bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2006, the Bank had approximately $112,000,000 in borrowing capacity from the FHLB.

At March 31, 2006, the Company’s shareholders’ equity totaled $46,968,984, or 7.37% of total assets, compared to $46,726,549, or 7.19% of total assets at year-end 2005. The Company’s Tier I core capital was 8.21% at March 31, 2006 compared to 7.80% at year-end 2005. The increase in shareholders’ equity in the amount of $242,435 reflects increases from net income of $1,370,713, proceeds of $454,694 from the exercise of stock options, a tax benefit from the exercise of stock options in the amount of $49,983 offset by decreases from the payment of $527,873 in common stock dividends, payments in the amount of $488,031 to acquire treasury stock, recognition of stock-based compensation expense of $28,050 and an increase in the amount of $645,101 in accumulated other comprehensive loss. The change in other comprehensive loss reflects the increase in interest rates during the first quarter of 2006 and the corresponding loss in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares is complete. As of March 31, 2006, 168,500 shares of common stock had been repurchased. During the quarter ended March 31, 2006, a total of 31,500 shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2006, the Company had $4,307,752 in cash available, which it plans to use to continue its annual dividend payout of $.50 per share, pay the interest on its capital securities, and from time to time re-purchase shares of the Company stock. The interest and dividend payments are approximately $3,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2006, net cash provided by operating activities increased by $694,288 to $5,150,725 for the quarter ended March 31, 2006, compared to $4,456,437 for the same period in 2005, in part due to a change in the amount of $463,943 in loans held-for-sale.

Net cash provided by investing activities amounted to $5,185,091 for the three months ended March 31, 2006, compared to net cash used in investing activities of $9,716,377 for the same period in 2005, a change of $14,901,468. The absence of any purchases of securities available-for- sale and a reduction in the amount of $3,603,135 in loan originations and principal collections, net, enabled the Bank to cover the Bank’s seasonal run-off of deposits.

For the three months ended March 31, 2006, net cash flows used in financing activities amounted to $14,991,472 compared to $1,732,521 of cash flows provided by financing activities for the same period in 2005, a change of $16,723,993. This change was in part due to a net decrease in deposits in the amount of $18,278,409.

The Bank expects to be able to fund loan demand and other investments during 2006 by continuing to use funds provided from customer deposits and the FHLB’s advance program. At March 31, 2006, the Bank had approximately $22,000,000 in loan commitments. Of these commitments, approximately $10,000,000 were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2006, the Bank’s ratios were 8.21%, 8.21%, and 12.18%, respectively, well in excess of the regulators’ requirements.

Book value per share was $11.11 at March 31, 2006, versus $10.45 per share at March 31, 2005.

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

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its President Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2006 through January 31, 2006 (1)	—	—	127,000	121,000
February 1, 2006 through February 28, 2006	22,500	$15.350	149,500	98,500
March 1, 2006 through March 31, 2006	9,000	$15.851	158,500	89,500
Total	31,500	$15.493	158,500	89,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 248,000 shares is complete.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Common Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s form 8-K filed with the Commission on March 14, 2006).

14	Code of Ethics (previously filed as an exhibit to the Company’s December 31, 2003 Form 10-K filed with the Commission on March 30, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: May 12, 2006	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: May 12, 2006	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)