Form 10-Q
period 2006-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2006-08-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 3, 2006, was 4,204,980.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$19,242,181	$16,345,434
Federal Home Loan Bank overnight deposit	10,600,000	10,000,000

Cash and cash equivalents	29,842,181	26,345,434
Securities available-for-sale	99,209,417	113,595,133
Federal Home Loan Bank stock	7,540,600	5,707,500
Loans held-for-sale	830,400	2,263,300
Loans receivable, net	492,042,208	463,150,536
Accrued interest receivable	2,202,622	2,282,737
Premises and equipment, net	11,502,553	11,332,960
Investments in real estate	3,308,477	1,953,848
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,247,976	3,139,971
Other assets	9,099,108	8,267,246

Total assets	$670,965,558	$650,178,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$40,945,920	$46,263,562
Savings and interest-bearing checking accounts	249,268,974	277,434,820
Time deposits	160,910,114	140,938,522

Total deposits	451,125,008	464,636,904
Securities sold under agreements to repurchase	7,045,183	11,872,717
Federal Home Loan Bank advances	140,000,000	100,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	5,213,070	6,322,511

Total liabilities	624,003,261	603,452,132

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 4,281,980 issued and 4,214,980 shares outstanding at June 30, 2006, and 10,000,000 authorized, 4,227,980 issued, and 4,219,980 shares outstanding at December 31, 2005	42,820	42,280
Paid-in capital	17,776,612	17,025,045
Retained earnings	32,750,625	31,048,903
Accumulated other comprehensive loss	(2,570,489)	(1,276,713)
Treasury Stock, 67,000 shares at June 30, 2006 and 8,000 shares as of December 31, 2005	(1,037,271)	(112,966)

Total shareholders’ equity	46,962,297	46,726,549

Total liabilities and shareholders’ equity	$670,965,558	$650,178,681

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2006 and 2005

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Interest and fees on loans	$7,016,631	$5,754,301	$13,655,287	$11,242,029
Interest on debt investments:
Taxable	1,127,159	1,143,980	2,305,623	2,274,065
Dividends	6,309	63,062	79,907	109,242
Other	65,150	19,921	141,934	52,411

Total interest and dividend income	8,215,249	6,981,264	16,182,751	13,677,747

Interest expense
Interest on deposits	1,653,652	926,526	3,136,900	1,771,302
Interest on advances and other borrowed money	1,827,636	1,170,288	3,343,277	2,106,306

Total interest expense	3,481,288	2,096,814	6,480,177	3,877,608

Net interest and dividend income	4,733,961	4,884,450	9,702,574	9,800,139
Provision for loan losses	68,500	—	108,776	—

Net interest and dividend income after provision for loan losses	4,665,461	4,884,450	9,593,798	9,800,139

Noninterest income
Customer service fees	990,604	552,229	1,870,721	1,053,004
Gain on sales of equipment sold	—	2,500	—	2,500
Net gain on sales of loans	204,875	116,926	306,798	194,382
Rental income	119,303	93,215	242,934	199,746
Income from equity interest in Charter Holding Corp.	36,257	21,635	108,005	66,635
Brokerage service income	46,189	53,110	113,719	96,938
Other income	46,869	42,633	80,093	47,992

Total noninterest income	1,444,097	882,248	2,722,270	1,661,197

Noninterest expenses
Salaries and employee benefits	2,067,779	1,904,218	4,287,235	3,856,189
Occupancy expenses	667,872	562,175	1,327,554	1,166,272
Advertising and promotion	104,751	116,113	181,896	203,006
Depositors’ insurance	14,600	15,347	29,676	30,771
Outside services	175,273	179,236	344,176	314,188
Professional services	126,745	150,650	252,437	269,200
ATM processing fees	103,397	91,303	197,297	176,743
Supplies	82,362	92,732	160,526	165,351
Amortization of mortgage servicing rights in excess of mortgage servicing income	29,838	28,331	111,782	54,258
Other expenses	723,218	569,840	1,319,624	1,124,386

Total noninterest expenses	4,095,835	3,709,945	8,212,203	7,360,364

Income before provision for income taxes	2,013,723	2,056,753	4,103,865	4,100,972
Provision for income taxes	626,519	761,122	1,345,948	1,548,262

Net income	$1,387,204	$1,295,631	$2,757,917	$2,552,710

Comprehensive net income	$738,529	$2,005,290	$1,464,141	$2,250,223

Earnings per common share, basic	$0.33	$0.31	$0.65	$0.61

Number of Shares, basic	4,222,121	4,194,453	4,224,423	4,188,646
Earnings per common share, assuming dilution	$0.32	$0.30	$0.64	$0.59

Number of Shares, assuming dilution	4,338,692	4,289,401	4,337,671	4,299,514
Dividends declared per common share	$0.13	$0.13	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,757,917	$2,552,710
Depreciation and amortization	651,061	614,412
Amortization of securities, net	198,265	285,459
Net decrease in mortgage servicing rights	174,818	196,109
Net decrease (increase) in loans held-for-sale	1,432,900	(1,290,082)
Provision for loan losses	108,776	—
Gain on sale of equipment sold	—	(2,500)
Increase in accrued interest receivable and other assets	(855,708)	(840,074)
Income from equity interest in Charter Holding Corp.	(108,005)	(66,635)
Change in deferred loan origination fees and cost, net	4,468	26,864
Decrease in accrued expenses and other liabilities	(260,848)	(2,390,448)
Recognition of stock-based compensation expense	28,050	—

Net cash provided by (used in) operating activities	4,131,694	(914,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,175,283)	(1,612,299)
Proceeds from sales of equipment	—	2,500
Proceeds from maturities of securities available-for-sale	12,045,082	24,842,468
Purchases of securities available-for-sale	—	(25,105,991)
Purchases of Federal Home Loan Bank stock	(1,833,100)	(828,300)
Loan originations and principal collections, net	(29,004,916)	(30,052,387)

Net cash used in investing activities	(20,968,217)	(32,754,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(13,511,896)	13,719,670
Net (decrease) increase in securities sold under agreements to repurchase	(4,827,534)	123,222
Net increase in advances from Federal Home Loan Bank	40,000,000	20,000,000
Dividends paid	(1,056,195)	(1,044,970)
Payments to acquire treasury stock	(924,305)	—
Proceeds from exercise of stock options	653,200	339,342

Net cash provided by financing activities	20,333,270	33,137,264

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,496,747	(530,930)
CASH AND CASH EQUIVALENTS, beginning of period	26,345,434	21,543,625

CASH AND CASH EQUIVALENTS, end of period	$29,842,181	$21,012,695

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	June 30, 2006	June 30, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,211,065	$1,741,661
Interest on advances and other borrowed money	3,160,303	1,885,337

Total interest paid	$6,371,368	$3,626,998

Income taxes, net	$2,170,241	$1,660,893

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note B - Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2005.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank (the “Bank”), Lake Sunapee Group, Inc. (LSGI) which owns and maintains all buildings for the benefit of the Company and its subsidiaries and Lake Sunapee Financial Services Corp. (LSFSC) which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C - Impact of New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note D.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Note D – Stock-based Compensation

At June 30, 2006, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the quarter ended March 31, 2006, and no costs were recognized for the quarter ended June 30, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, to stock-based employee compensation during the three months and six months ended June 30, 2005.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Net income, as reported	$1,295,631	$2,552,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$1,295,631	$2,552,710

Earnings per share:
Basic – as reported	$0.31	$0.61
Basic – pro forma	$0.31	$0.61
Diluted – as reported	$0.30	$0.59
Diluted – pro forma	$0.30	$0.59

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$116,865	$112,511	$233,730	$225,022
Interest cost	85,234	76,095	170,468	152,190
Expected return on plan assets	(125,201)	(112,350)	(250,402)	(224,700)
Amortization of prior service cost	(52)	(52)	(104)	(104)
Amortization of unrecognized net loss	27,641	21,748	55,282	43,496

Net periodic benefit cost	$104,487	$97,952	$208,974	$195,904

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that the Bank expected pension plan contributions to be $500,000 in 2006. During the second quarter of 2006, $1,140,658 was contributed to the pension plan.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2006, the Company had $2,779,577 available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.13 per share and to pay its subordinated debenture interest payments.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Total assets stood at $670,965,558 at June 30, 2006, an increase of $20,786,877, or 3.20%, from December 31, 2005.

•	Net loans outstanding increased $28,891,672, or 6.24%, to $492,042,208 at June 30, 2006 from December 31, 2005.

•	The Company’s earnings increased by 8.04% to $2,757,917, or $0.64 per diluted common share, for the six months ended June 30, 2006, from $2,552,710, or $.59 per diluted common share, for the same period in 2005.

•	The Company’s earnings increased by 7.07% to $1,387,204, or $.32 per diluted common share, for the quarter ended June 30, 2006, from $1,295,631, or $.30 per diluted common share, for the same period in 2005.

•	During the first six months of 2006, the Bank originated $103,954,444 million in loans, compared to $110,313,435 million in loans for the six months ended June 30, 2005.

•	The Bank’s servicing portfolio increased to $303,818,570 at June 30, 2006 from $290,377,010 at June 30, 2005, an increase of $13,441,560, or 4.63%.

•	The Bank’s interest rate spread decreased to 3.29% at June 30, 2006, from 3.64% at June 30, 2005, as the sharp rise in short-term interest rates caused the Bank’s liabilities to re-price faster than its assets.

•	The Company announced on July 13, 2006, a 4.00% increase to the quarterly dividend from $0.125 per share to $0.13 per share payable on July 31, 2006.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger the Bank and each of the other two banks own one-third of CHC, at a cost of $3,003,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the six-month period ended June 30, 2006, the Bank realized $108,005 in undistributed income, compared to undistributed income of $66,635 for the same period in 2005.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the six months ended June 30, 2006, the Bank generated commissions in the amount of $113,719, compared to $96,938, for the same period in 2005.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

During the first six months ended June 30, 2006, total assets increased by $20,786,877, or 3.20%, from $650,178,681 to $670,965,558. Total net loans increased $28,891,672, or 6.24%, from $463,150,536 at December 31, 2005 to $492,042,208 at June 30, 2006. During the first six months ended June 30, 2006, the Bank originated $103,954,444 in loans, compared to $110,313,435 for the same period in 2005. During the first six months of 2006, interest rates on mortgage loans increased which reduced the demand for re-financing existing mortgage loans with lower interest rates. Total loans sold into the secondary market amounted to $20,719,617 for the six months ended June 30, 2006, compared to $19,599,118 for the same period in 2005. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. At June 30, 2006, the Bank’s mortgage loan servicing portfolio amounted to $303,818,570, compared to $290,377,010 as of June 30, 2005. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2006, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2006, securities available-for-sale decreased by $14,385,716, to $99,207,417 as the Bank utilized funds from either maturing or called securities to fund loan demand. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $2,570,489 as of June 30, 2006 compared to a net unrealized loss of $1,276,713 as of December 31, 2005. This change was the result of an increase in interest rates, which created a decrease in the value of the Bank’s investment securities. Management feels that this unrealized loss is temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first six months ended June 30, 2006.

During the first six months of 2006, deposits decreased by $13,511,896, or 2.91%, to $451,125,008 as of June 30, 2006, from $464,636,904 as of December 31, 2005. Non-interest bearing checking accounts decreased $5,317,642, or 11.49%, to $40,945,920 as of June 30, 2006, from $46,263,562 as of December 31, 2005. Savings and interest-bearing checking accounts decreased $28,165,846, or 10.15%, as customers transferred funds into higher yielding time deposits and other higher yielding investments. Time deposits increased $19,971,592, or 14.17%, due to higher yielding time deposit specials.

Securities sold under agreements to repurchase decreased by $4,827,534 to $7,045,183 during the first six months ended June 30, 2006, from $11,872,717 as of December 31, 2005. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $140,000,000 in short-term advances from the Federal Home Loan Bank as of June 30, 2006, an increase of $40,000,000 from December 31, 2005. The Bank used the proceeds from the FHLB advances to fund a portion of the increase in net new loans and replace a portion of the run-off in deposits.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. The Bank had no loans designated as impaired as of June 30, 2006 or December 31, 2005.

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

The allowance for loan losses as of June 30, 2006 was $4,019,250 compared to $4,022,341 as of December 31, 2005. The reduction results from $9,743 of loan charge-offs over the first six months of 2006 and from the combined impact of provisions and charge-offs associated with an overdraft privilege fee for service program introduced in July 2005. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. Most of the activity in the consolidated allowance account comes from the overdraft segment. The provisions made in 2006 have been entirely attributable to the overdraft program where the bank seeks to maintain an allowance equal to 100% of the aggregate balance of overdrawn accounts that have remained negative for 30 days or more and have not been charged-off. On a consolidated basis, including the allowance for the overdraft program, charge-offs were $180,460 and recoveries were $68,593 while the provision for overdraft losses amounted to $108,776 for the six-month period ended June 30, 2006. That compares with charge-offs, recoveries and provisions for the year ended December 31, 2005 of $123,885, $38,276 and $88,500 respectively. The majority of the activity in the allowance account in 2005 was also attributable to the fee for service overdraft privilege program. At June 30, 2006 and December 31, 2005 the aggregate allowance for loan loss represented 0.82% and 0.86% of loans respectively. The lower percentage is primarily due to loan portfolio growth.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30, 2006	For the year ended December 31,
		2005	2004	2003	2002	2001
Balance, beginning of period	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854
Charged-off loans	(180,460)	(123,885)	(14,737)	(86,642)	(687,899)	(201,456)
Recoveries	68,593	38,276	60,540	9,588	38,222	83,987
Provision charged to income	108,776	88,500	74,997	99,996	120,000	90,000

Balance, end of period	$4,019,250	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2006, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $734,944 on June 30, 2006 compared to $612,223 at December 31, 2005. The Bank had no OREO at June 30, 2006 or December 31, 2005. The increase in classified loans comes from an increase in loans over 90 days past due. Loans 90 days or more past due were $531,642 as of June 30, 2006 compared to $278,422 as of December 31, 2005. Loans 30 to 89 days past due were $1,623,212 at the end of June 2006 compared to $2,278,612 at year-end 2005. No loss is anticipated on any of the loans that were over 90 days past due as of June 30, 2006, however, the Bank does anticipate continued charge-off of some deposit accounts with negative balances from the overdraft privilege program. The absence of anticipated losses, current market conditions, and results of adequacy testing all contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provisions were needed during the first six months of 2006.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2006		December 31, 2005
90 day delinquent loans (1)	$532	0.08%	$278	0.04%
Nonaccrual impaired loans	—	0.00%	—	0.00%
Other real estate owned	—	0.00%	—	0.00%

Total non-performing loans	$532	0.08%	$278	0.04%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2006		December 31, 2005
Real estate loans-
Conventional	$2,598	76%	$2,544	77%
Construction	389	4%	291	3%
Collateral and consumer	141	13%	224	14%
Commercial and municipal	891	7%	963	6%
Impaired Loans	—	—	—	—

Total valuation allowance	$4,019	100%	$4,022	100%

Total valuation allowance as percentage of total loans	0.82%		0.86%

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

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2006 and June 30, 2005

Net income for the six months ended June 30, 2006 was $2,757,917, or $0.64 per common share (assuming dilution), compared to $2,552,710, or $0.59 per common share (assuming dilution), for the same period in 2005, an increase of $205,207, or 8.04%. Net income for the quarter ended June 30, 2006 was $1,387,204, or $0.32 per share (assuming dilution), compared to $1,295,631, or $0.30 per share (assuming dilution), for the same period in 2005, an increase of $91,573, or 7.07%.

Net interest and dividend income decreased $97,565, or 0.10%, to $9,702,574 for the six months period ended June 30, 2006, compared to $9,800,139 for the same period in 2005. For the quarter ended

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2006, net interest and dividend income decreased $150,489, or 3.08%, to $4,733,961, compared to $4,884,450 for the same period in 2005. Sharp increases in short-term interest rates reduced the Bank’s interest rate margin to 3.29% at June 30, 2006, compared to 3.64% as of June 30, 2005. Total loan production for the six months ended June 30, 2006 was $103,954,444, compared to $110,313,435 for the same period ended June 30, 2005.

Total interest and dividend income for the six months ended June 30, 2006 increased by $2,505,004, or 18.31%, to $16,182,751 from $13,677,747 for the same period in 2005. For the three months ended June 30, 2005, total interest and dividend income increased by $1,233,985, or 17.68%, to $8,215,249 from $6,981,264 for the same period in 2005. Interest and fees on loans increased $2,413,258, or 21.47%, and $1,262,330, or 21.94%, for the six and three month periods, respectively, due to the increase in the Bank’s loan portfolio.

For the six months ended June 30, 2006, interest and dividends on investment securities increased $91,746, or 3.77%, to $2,527,464 as of June 30, 2006, from $2,435,718 for the same period in 2005. For the quarter ended June 30, 2006, interest and dividends on investment securities decreased $28,345, or 2.31%, to $1,198,618 as of June 30, 2006, from $1,226,963 for the same period in 2005. Lower balances in investment securities caused by cash-flows from maturing securities being used to fund loan demand was the primary cause for the decrease in interest and dividends on investment securities.

The Bank’s interest rate spread fell to 3.29% as of June 30, 2006, compared to 3.64% as of June 30, 2005, as funding costs increased at a more rapid rate than asset yields.

For the six months ended June 30, 2006, total interest expense increased by $2,602,569, or 67.12%, to $6,480,177 as of June 30, 2006, from $3,877,608 for the same period in 2005. For the three months ended June 30, 2006, total interest expense increased $1,384,474, or 66.03%, to $3,481,288 as of June 30, 2006, from $2,096,814 for the same period in 2005. For the six months and three months ended June 30, 2006, interest on deposits increased $1,365,598, or 77.10%, and $727,126, or 78.48%, respectively. The increases were attributable to a rising rate environment and a shift of deposits to higher yielding time deposits.

For the six months ended June 30, 2006, interest on advances and other borrowed money increased $1,236,971, or 58.73%, to $3,343,277 as of June 30, 2006, from $2,106,306 at June 30, 2005. For the quarter ended June 30, 2006, interest on advances and other borrowed money increased by $657,348, or 56.17%, to $1,827,636 as of June 30, 2006, from $1,170,288 as of June 30, 2005. During the first six months of 2006, the increase in the Bank’s borrowings from the FHLB in the amount of $40,000,000 and the increase in re-pricings of existing advances accounted for the increases in interest on advances and other borrowed money.

The allowance for loan losses was $4,019,250 on June 30, 2006 compared to $4,001,866 on June 30, 2005. The allowance for loan losses represented 0.82% of total loans at June 30, 2006, down from 0.90% at June 30, 2005. The lower percentage is due to loan portfolio growth. During the first six months of 2006 a provision of $108,766 was made to the allowance for losses from the overdraft program while no additional provision for loan loss was made in the first six months of 2005. Net loan charge-offs during the first six months of 2006 were $111,867 compared to $17,584 over the same period in 2005. The higher level of net charge-offs is attributable to the overdraft privilege program introduced in July 2005.

For the six months ended June 30, 2006, total noninterest income increased by $1,061,073, or 63.87%, to $2,722,270 as of June 30, 2006, from $1,661,197 for the same period in 2005. The increase in noninterest income for the six-month period ended June 30, 2006 was primarily the result of a $817,717,

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

or 77.66%, increase in customer service fees. The Bank introduced an automated overdraft protection program during the past year, which enhanced overdraft fees. In addition, a $112,416, or 57.83%, increase in the net gains on the sales of loans resulted from an increase in the value of mortgage servicing rights due to the rise in interest rates. The rise in interest rates creates a lower probability that a customer will refinance or prepay a long-term fixed rate loan, which increases the value of mortgage servicing rights.

For the three months ended June 30, 2006, total noninterest income increased by $561,849, or 63.68%, from $882,248 in 2005, to $1,444,097 for the same period in 2006. The increase in noninterest income for the quarter ended June 30, 2006, was primarily the result of an increase in the amount of $438,375, or 79.38%, in customer service fees. The Bank introduced an automated overdraft protection program during the past year, which enhanced overdraft fees. In addition, net gains on the sales of loans increased by $87,949, or 75.22%, due to an increase in the value of mortgage servicing rights due to the rise in interest rates.

For the six months ended June 30, 2006, total noninterest expenses increased $851,839, or 11.57%, from $7,360,364 as of June 30, 2005, to $8,212,203 as of June 30, 2006. For the three months ended June 30, 2006, total noninterest expenses increased by $385,890, or 10.40%, from $3,709,945 as of June 30, 2005, to $4,095,835 as of June 30, 2006.

For the six-month period ended June 30, 2006:

•	Salaries and employee benefits increased by $431,046, or 11.18%, to $4,287,235 for the six months ended June 30, 2006 from $3,856,189 for the six months ended June 30, 2005. Gross salaries and benefits paid increased $352,141, or 8.16%, from $4,314,672 at June 30, 2005, to $4,666,813 at June 30, 2006. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of fifteen new employees associated with the opening of three new branch offices. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $78,905 from $458,483 for the six months ended June 30, 2005 to $379,578 for the six months ended June 30, 2006. The deferral of expenses on originated loans decreased due to the decrease in the volume of loans for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

•	Occupancy expenses increased by $161,282, or 13.83%, from $1,166,272 for the six months ended June 30, 2005 to $1,327,554 for the six months ended June 30, 2006. Expenses associated with the operation of three new branch offices, as well as sharp rises in the cost of fuel oil contributed to the increase in occupancy expenses.

•	Advertising and promotion decreased by $21,110, or 10.40%, from $203,006 for the six months ended June 30, 2005 to $181,896 for the six months ended June 30, 2006. The absence of expenses associated with the opening of three new branch offices in 2005 contributed to the decrease in advertising and promotion expenses.

•	Outside services increased by $29,988, or 9.54%, from $314,188 for the six months ended June 30, 2005 to $344,176 for the six months ended June 30, 2006, primarily due to the costs associated with the transfer of the Bank’s statement rendering process to a third party provider and due to costs associated the Bank’s overdraft protection program.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Professional services decreased by $16,763, or 6.23%, from $269,200 for the six months ended June 30, 2005 to $252,437 for the six months ended June 30, 2006, due to the absence of costs incurred during 2005 for the implementation of new programs in order to comply with provisions of the Sarbanes-Oxley Act.

•	ATM processing fees increased by $20,554, or 11.63%, from $176,743 for the six months ended June 30, 2005 to $197,297 for the six months ended June 30, 2006, due to continuing, increased volume of transactions. This increase was partially offset by increased customer service fees.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $57,524, or 106.02%, from $54,258 for the six months ended June 30, 2005 to $111,782 for the six months ended June 30, 2006 due to a higher amount of prepayment of loans associated with the Bank’s mortgage loan servicing portfolio.

•	Other expenses increased by $195,238 or 17.36%, from $1,124,386 for the six months ended June 30, 2005 to $1,319,624 for the six months ended June 30, 2006, primarily due to expenses associated with the Bank’s overdraft protection program. Such expenses were partially offset by increased customer service fees.

For the three-month period ended June 30, 2006:

•	Salaries and employee benefits increased by $163,561, or 8.59%, to $2,067,779 for the three months ended June 30, 2006 from $1,904,218 for the six months ended June 30, 2005. Gross salaries and benefits paid increased $93,247, or 4.27%, to $2,275,024 at June 30, 2006, from $2,181,777 at June 30, 2005. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, and normal wage increases. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $70,314 from $277,559 for the three months ended June 30, 2005 to $207,245 for the three months ended June 30, 2006. The deferral of expenses on originated loans decreased due to the decreased volume of loans for the three months ended June 30, 2006, compared to the six months ended June 30, 2005.

•	Occupancy expenses increased by $105,697, or 18.80%, from $562,175 for the three months ended June 30, 2005 to $667,872 for the three months ended June 30, 2006. Expenses associated with the operation of three new branch offices, as well as sharp rises in fuel oil contributed to the increase in occupancy expenses.

•	Advertising and promotion decreased by $11,362, or 9.79%, from $116,113 for the three months ended June 30, 2005 to $104,751 for the three months ended June 30, 2006. The absence of expenses associated with the opening of three new branch offices in 2005 contributed to the decrease in advertising and promotion expenses.

•	Outside services decreased by $3,963, or 2.21%, from $179,236 for the three months ended June 30, 2005 to $175,273 for the three months ended June 30, 2006.

•	Professional services decreased by $23,905, or 15.87%, from $150,650 for the three months ended June 30, 2005 to $126,745 for the three months ended June 30, 2006.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	ATM processing fees increased by $12,094, or 13.25%, from $91,303 for the three months ended June 30, 2005 to $103,397 for the three months ended June 30, 2006, due to continuing, increased volume of transactions. This increase was partially offset by increased customer service fees.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $1,507, or 5.32%, due to a lower volume of loans sold into the secondary market and lower loan prepayments.

•	Other expenses increased by $153,378, or 26.92%, from $569,840 for the three months ended June 30, 2005 to $723,218 for the three months ended June 30, 2006, primarily due to expenses associated with the Bank’s overdraft protection program. Such expenses were partially offset by increased customer service fees.

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

The Bank’s one-year gap as of June 30, 2006, was negative 17%, compared to the December 31, 2005 gap of negative 6%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 17%, as of June 30, 2006, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first six months of 2006 because of the Bank utilized advances from the FHLB with terms of six months or less.

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

The following table sets forth the Bank’s NPV as of March 31, 2006 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	60,255	-21,768	-27%	9.64%	-297	bp
+200 bp	68,614	-13,408	- 16%	10.81%	-180	bp
+100 bp	76,061	-5,961	-7%	11.83%	-79	bp
0 bp	82,022	—	—	12.61%	—
-100 bp	86,068	4,046	+5%	13.12%	+51	bp
-200 bp	87,041	5,019	+6%	13.22%	+61	bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2006, the Bank had approximately $80,000,000 in additional borrowing capacity from the FHLB.

At June 30, 2006, the Company’s shareholders’ equity totaled $46,962,297, or 7.00%, of total assets, compared to $46,726,549, or 7.19%, of total assets at December 31, 2005. The Company’s Tier I core capital was 8.04% as of June 30, 2006, compared to 7.80% at year-end December 31, 2005. The increase in shareholders equity of $235,748 reflects net income of $2,757,917, the payment of $1,056,195 in common stock dividends, payments in the amount of $924,305 to acquire treasury stock, proceeds in the amount of $752,107 for the exercise of stock options, and an increase of $1,293,776 in accumulated other comprehensive loss. The change in other comprehensive income reflects an increase in interest rates during the first six months of 2006 and a corresponding decrease in investment security market values.

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares is complete. As of June 30, 2006, 197,000 shares of common stock had been repurchased. During the quarter ended June 30, 2006, 27,500 shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of June 30, 2006, the Company had $2,779,577 in cash available, which it plans to use to continue its annual dividend payout of $.52 per share and pay the interest on its capital securities. The interest and dividend payments are approximately $3.5 million per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2006, net cash provided by operating activities amounted to $4,131,694 compared to net cash used in operating activities of $914,185 for the same period in 2005, a change of $5,045,879. A decrease in loans held for-sale in the amount of $1,432,900 and a decrease in accrued expenses and other liabilities in the amount of $260,848 due primarily to the slow-down in mortgage loan refinancings contributed to these decreases. Net cash used in investing activities amounted to $20,968,217 for the six months ended June 30, 2006, compared to net cash used in investing activities of $32,754,009 for the same period in 2005, a decrease of $11,785,792. During the first six months ended June 30, 2005, the Bank used the proceeds from maturities of securities available-for-sale in the amount of $12,045,082 to primarily fund a decrease in deposits of $13,511,896, as opposed to re-investing in similar securities. For the six months ended June 30, 2006, net cash flows provided by financing activities amounted to $20,333,270 compared to net cash provided by financing activities of $33,137,264 for the same period in 2005, a decrease of $12,803,994. During the six months ended June 30, 2006, the Bank used an increase in the amount of $40,000,000 in advances from the FHLB to cover a decrease in deposits and fund net new loan originations. The decrease in deposits was caused by the sharp increase in short-term interest rates, which made non-deposit, type investments more favorable than bank deposits.

The Bank expects to be able to fund loan demand and other investing during 2006 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2006, the Bank’s ratios were 8.03%, 8.03%, and 11.72%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $11.12 at June 30, 2006, compared to $10.84 per share at June 30, 2005.

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

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See also the discussion of “Interest Rate Sensitivity” on pages 17 and 18 of this quarterly report on Form 10-Q.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required; and (ii) accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries are subject, other than ordinary routine litigation incidental to the business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2006 through April 30, 2006 (1)	10,000	$15.551	168,500	79,500
May 1, 2006 through May 31, 2006	10,000	$16.016	178,500	69,500
June 1, 2006 through June 30, 2006	7,500	$16.114	186,000	62,000
Total	27,500	$15.874	186,000	62,000

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 248,000 shares is complete.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 11, 2006 (the “Meeting”). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal in whole shares are as follows:

1. Election of two directors of the Company:

Nominee	For	Withheld	Broker Non-Votes
William C. Horn	3,734,890	80,901	—
Jack H. Nelson	3,606,213	209,578	—

The following directors’ terms continued after the meeting: Leonard R. Cashman, Stephen W. Ensign, Dennis A. Morrow, Peter R. Lovely, Stephen R. Theroux, and Joseph B. Willey.

2. Ratification of the appointment of Shatswell, MacLeod & Co., P.C. as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
3,769,589	20,308	25,894	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an exhibit to March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s form 8-K filed with the Commission on March 14, 2006).

14	Code of Ethics (previously filed as an exhibit to the Company’s December 31, 2003 Form 10-K filed with the Commission on March 30, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. (Registrant)

Date: August 12, 2006	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President
and Chief Executive Officer

Date: August 12, 2006	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)