Form 10-Q
period 2006-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2006-11-14
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 9, 2006, was 4,176,580.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$15,080,256	$16,345,434
Federal Home Loan Bank overnight deposit	10,300,000	10,000,000

Cash and cash equivalents	25,380,256	26,345,434
Securities available-for-sale	100,366,515	113,595,133
Federal Home Loan Bank stock	7,540,600	5,707,500
Loans held-for-sale	412,400	2,263,300
Loans receivable, net	493,919,382	463,150,536
Accrued interest receivable	2,400,762	2,282,737
Premises and equipment, net	12,336,465	11,332,960
Investments in real estate	3,262,444	1,953,848
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,289,394	3,139,971
Other assets	10,311,737	8,267,246

Total assets	$671,359,971	$650,178,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$37,843,971	$46,263,562
Savings and interest-bearing checking accounts	241,673,469	277,434,820
Time deposits	181,639,174	140,938,522

Total deposits	461,156,614	464,636,904
Securities sold under agreements to repurchase	10,567,298	11,872,717
Federal Home Loan Bank advances	120,000,000	100,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,448,822	6,322,511

Total liabilities	622,792,734	603,452,132

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 4,289,580 issued and 4,191,080 shares outstanding at September 30, 2006, and 10,000,000 authorized, 4,227,980 issued, and 4,219,980 shares outstanding at December 31, 2005	42,896	42,280
Paid-in capital	17,873,310	17,025,045
Retained earnings	33,421,059	31,048,903
Accumulated other comprehensive loss	(1,220,133)	(1,276,713)
Treasury Stock, 98,500 shares at September 30, 2006 and 8,000 shares as of December 31, 2005	(1,549,895)	(112,966)

Total shareholders’ equity	48,567,237	46,726,549

Total liabilities and shareholders’ equity	$671,359,971	$650,178,681

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2006 and 2005

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Interest and fees on loans	$7,329,647	$6,150,144	$20,984,934	$17,392,173
Interest on debt investments:
Taxable	1,110,142	1,109,279	3,415,765	3,383,344
Dividends	187,815	76,744	267,722	185,986
Other	127,234	15,993	269,168	68,404

Total interest and dividend income	8,754,838	7,352,160	24,937,589	21,029,907

Interest expense
Interest on deposits	2,196,851	1,216,078	5,333,751	2,987,380
Interest on advances and other borrowed money	2,076,782	1,195,688	5,420,059	3,301,994

Total interest expense	4,273,633	2,411,766	10,753,810	6,289,374

Net interest and dividend income	4,481,205	4,940,394	14,183,779	14,740,533

Provision for loan losses	51,000	—	159,776	—

Net interest and dividend income after provision for loan losses	4,430,205	4,940,394	14,024,003	14,740,533

Noninterest income
Customer service fees	1,119,312	706,579	2,990,033	1,759,583
Net gain on sales and calls of securities	—	50,328	—	50,328
Gain on sales of equipment sold	—	—	—	2,500
Net gain on sales of loans	165,012	173,010	471,810	367,392
Rental income	158,951	134,699	401,885	334,445
Income from equity interest in Charter Holding Corp.	41,418	(954)	149,423	65,681
Brokerage service income	24,273	73,891	137,992	170,829
Other income	32,035	27,272	112,128	75,264

Total noninterest income	1,541,001	1,164,825	4,263,271	2,826,022

Noninterest expenses
Salaries and employee benefits	2,264,379	1,987,956	6,551,614	5,844,145
Occupancy expenses	658,635	598,940	1,986,189	1,765,212
Advertising and promotion	61,434	148,505	243,330	351,511
Depositors’ insurance	13,931	14,190	43,607	44,961
Outside services	140,548	147,591	484,724	461,779
Professional services	131,294	133,654	383,731	402,854
ATM processing fees	98,609	98,819	295,906	275,562
Supplies	97,550	79,130	258,076	244,481
Amortization of mortgage servicing rights in excess of mortgage servicing income	45,941	22,097	157,723	76,355
Other expenses	599,310	641,347	1,918,934	1,765,733

Total noninterest expenses	4,111,631	3,872,229	12,323,834	11,232,593

Income before provision for income taxes	1,859,575	2,232,990	5,963,440	6,333,962
Provision for income taxes	641,194	864,032	1,987,142	2,412,294

Net income	$1,218,381	$1,368,958	$3,976,298	$3,921,668

Comprehensive net income	$2,568,737	$814,578	$4,032,878	$3,064,801

Earnings per common share, basic	$0.29	$0.33	$0.94	$0.93

Number of Shares, basic	4,202,060	4,209,089	4,216,887	4,195,535
Earnings per common share, assuming dilution	$0.28	$0.32	$0.92	$0.91

Number of Shares, assuming dilution	4,324,570	4,290,737	4,333,570	4,296,368
Dividends declared per common share	$0.13	$0.13	$0.38	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,976,298	$3,921,668
Depreciation and amortization	996,286	931,824
Amortization of securities, net	287,593	417,796
Net decrease in mortgage servicing rights	243,158	242,212
Net decrease (increase) in loans held-for-sale	1,850,900	(639,500)
Net gain on sales of securities	—	(50,328)
Provision for loan losses	159,776	—
Gain on sale of equipment sold	—	(2,500)
Increase in accrued interest receivable and other assets	(2,316,968)	(725,289)
Income from equity interest in Charter Holding Corp.	(149,423)	(65,682)
Change in deferred loan origination fees and cost, net	11,997	27,828
Increase in accrued expenses and other liabilities	4,089,199	1,453,099
Recognition of stock-based compensation expense	28,050	—

Net cash provided by operating activities	9,176,866	5,511,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,308,387)	(3,787,726)
Proceeds from sales of equipment	—	2,500
Proceeds from maturities of securities available-for-sale	14,534,351	31,355,316
Purchases of securities available-for-sale	(1,499,634)	(25,104,977)
Purchases of Federal Home Loan Bank stock	(1,833,100)	(828,300)
Loan originations and principal collections, net	(30,940,619)	(44,273,744)

Net cash used in investing activities	(23,047,389)	(42,636,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,480,290)	26,699,772
Net decrease in securities sold under agreements to repurchase	(1,305,419)	(5,156,205)
Net increase in advances from Federal Home Loan Bank	20,000,000	15,000,000
Dividends paid	(1,604,142)	(1,569,342)
Payments to acquire treasury stock	(1,436,929)	—
Proceeds from exercise of stock options	732,125	606,599

Net cash provided by financing activities	12,905,345	35,580,824

NET DECREASE IN CASH AND CASH EQUIVALENTS	(965,178)	(1,544,979)
CASH AND CASH EQUIVALENTS, beginning of period	26,345,434	21,543,625

CASH AND CASH EQUIVALENTS, end of period	$25,380,256	$19,998,646

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	September 30, 2006	September 30, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$5,134,382	$3,051,592
Interest on advances and other borrowed money	5,423,512	3,050,066

Total interest paid	$10,557,894	$6,101,658

Income taxes, net	$1,863,517	$2,444,170

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note B - Accounting Policies

The accounting principles followed the Company and its Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the fiscal year 2005.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank (the “Bank”), Lake Sunapee Group, Inc. (LSGI), which owns and maintains all buildings for the benefit of the Company and its subsidiaries, and Lake Sunapee Financial Services Corp. (LSFSC), which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), these subsidiaries have not been included in the consolidated financial statements.

Note C - Impact of New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note D.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)” (SFAS 158). SFAS

158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position, results of operations, or cash flows.

Note D – Stock-based Compensation

At September 30, 2006, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the quarter ended March 31, 2006, and no costs were recognized for the six months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment”, to stock-based employee compensation during the three months and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2005
Net income, as reported	$1,368,958	$3,921,668
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$1,368,958	$3,921,668

Earnings per share:
Basic – as reported	$0.33	$0.93
Basic – pro forma	$0.33	$0.93
Diluted – as reported	$0.32	$0.91
Diluted – pro forma	$0.32	$0.91

Note E- Pension Benefits

The following summarizes the net periodic benefit cost for the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$116,865	$112,511	$350,595	$337,533
Interest cost	85,234	76,095	255,702	228,285
Expected return on plan assets	(125,201)	(112,350)	(375,603)	(337,050)
Amortization of prior service cost	(52)	(52)	(156)	(156)
Amortization of unrecognized net loss	27,641	21,748	82,923	65,244

Net periodic benefit cost	$104,487	$97,952	$313,461	$293,856

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that the Bank expected pension plan contributions to be $500,000 in 2006. During the nine months ended September 30, 2006, $1,140,658 was contributed to the pension plan.

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

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured through the Deposit Insurance Fund (“DIF”). The Bank is regulated by the Office of Thrift Supervision (“OTS”).

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of September 30, 2006, the Company had $1,088,594 of capital available which it plans to use, along with its dividends from the Bank, to continue its annual quarterly dividend payout of $0.13 per share and to pay its subordinated debenture interest payments.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

•	Total assets stood at $671,359,971 at September 30, 2006, an increase of $21,181,290, or 3.26%, from December 31, 2005.

•	Net loans outstanding increased $30,768,846, or 6.64%, to $493,919,382 at September 30, 2006 from December 31, 2005.

•	The Company’s earnings increased by 1.39% to $3,976,298, or $0.92 per diluted common share, for the nine months ended September 30, 2006, from $3,921,668, or $.91 per diluted common share, for the same period in 2005.

•	The Company’s earnings decreased by 11.00% to $1,218,381, or $.28 per diluted common share, for the quarter ended September 30, 2006, from $1,368,958, or $.32 per diluted common share, for the same period in 2005.

•	During the first nine months of 2006, the Bank originated $147,526,406 million in loans, compared to $186,176,900 million in loans for the nine months ended September 30, 2005.

•	The Bank’s servicing portfolio increased to $298,893,938 at September 30, 2006 from $298,125,706 at September 30, 2005, an increase of $768,232, or 0.26%.

•	The Bank’s interest rate spread decreased to 3.18% at September 30, 2006, from 3.49% at September 30, 2005, as the sharp rise in short-term interest rates caused the Bank’s liabilities to re-price faster than its assets.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities III accrue and pay distributions quarterly at an annual rate equal to LIBOR plus 2.79% based on the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at a cost of $3,003,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the nine-month period ended September 30, 2006, the Bank realized $149,423 in undistributed income, compared to undistributed income of $65,681 for the same period in 2005.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine months ended September 30, 2006, the Bank generated commissions in the amount of $137,992 as compared to $170,829, for the same period in 2005.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

During the first nine months ended September 30, 2006, total assets increased by $21,181,290, or 3.26%, from $650,178,681 at December 31, 2005, to $671,359,971. Total net loans increased $30,768,846, or 6.64%, from $463,150,536 at December 31, 2005 to $493,919,382 at September 30, 2006. During the first nine months ended September 30, 2006, the Bank originated $147,526,406 in loans, compared to $186,176,900 for the same period in 2005. The slowdown in the housing market contributed to the decrease in loan originations. Total loans sold into the secondary market amounted to $26,837,552 for the nine months ended September 30, 2006, compared to $41,980,160 for the same period in 2005, reflecting the slow-down in loan re-financings. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. At September 30, 2006, the Bank’s mortgage loan servicing portfolio amounted to $298,893,938, compared to $298,125,706 as of September 30, 2005. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2006, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

For the nine months ended September 30, 2006, securities available-for-sale decreased by $13,228,618, to $100,366,515 as the Bank utilized funds from either maturing or called securities to fund loan demand. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $1,220,133 as of September 30, 2006 compared to a net unrealized loss (after-tax) of $1,276,713 as of December 31, 2005. Management feels that this unrealized loss is temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first nine months ended September 30, 2006.

During the first nine months of 2006, deposits decreased by $3,480,290, or 0.75%, to $461,156,614 as of September 30, 2006, from $464,636,904 as of December 31, 2005. Noninterest bearing checking accounts decreased $8,419,591, or 18.20%, to $37,843,971 as of September 30, 2006, from $46,263,562 as of December 31, 2006. Savings and interest-bearing checking accounts decreased $35,761,351, or 12.89%, as customers transferred funds into higher yielding time deposits and other higher yielding investments. Time deposits increased $40,700,652, or 28.88%, due to higher yielding time deposit specials.

Securities sold under agreements to repurchase decreased by $1,305,419, or 11.00%, to $10,567,298 during the first nine months ended September 30, 2006, from $11,872,717 as of December 31, 2005. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had $120,000,000 in short-term advances from the Federal Home Loan Bank of Boston (FHLB) as of September 30, 2006, an increase of $20,000,000 from December 31, 2005. The Bank used the proceeds from the FHLB advances to fund a portion of the increase in net new loans and to replace a portion of the run-off in deposits.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans. The Bank had no loans designated as impaired at September 30, 2006 or December 31, 2005.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses at September 30, 2006 was $4,007,861 compared to $4,022,341 at December 31, 2005. The reduction results from $16,942 of loan charge-offs over the first nine months of 2006 and from the combined impact of provisions and charge-offs associated with the fee for service overdraft privilege program introduced in July 2005. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. For purposes of regulatory reporting the allowance for overdraft privilege losses is maintained separately, and the aggregate overdraft balance is reported with other assets. Most of the activity in the consolidated allowance account comes from the overdraft segment. The provisions made in 2006 have been entirely attributable to the overdraft program, where the bank seeks to maintain an allowance equal to 100% of the aggregate balance of overdrawn accounts that have remained negative for 30 days or more and have not been charged-off. On a consolidated basis, including the allowance for the overdraft program, charge-offs were $277,622 and recoveries were $103,366 while the provision for overdraft losses amounted to $159,776 for the nine-month period ended September 30, 2006. That compares with charge-offs, recoveries and provisions for the year ended December 31, 2005 of $123,885, $38,276 and $88,500 respectively. The majority of the activity in the allowance account in 2005 was also attributable to the fee for service overdraft privilege program. At September 30, 2006 and December 31, 2005 the aggregate allowance for loan loss represented 0.80% and 0.86% of loans respectively. The lower percentage is primarily due to loan portfolio growth.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended Sept. 30, 2006	For the year ended December 31,
		2005	2004	2003	2002	2001
Balance, beginning of period	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385	$4,432,854
Charged-off loans	(277,622)	(123,885)	(14,737)	(86,642)	(83,213)	(201,456)
Writedowns of nonperforming loans transferred to loans held-for-sale					(604,686)
Recoveries	103,366	38,276	60,540	9,588	38,222	83,987
Balance from acquisition	—	—	—	—	—	—
Provision charged to income	159,776	88,500	74,997	99,996	120,000	90,000

Balance, end of period	$4,007,861	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2006, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $3,883,600 on September 30, 2006 compared to $612,223 at December 31, 2005. The increase is due to the $560,798 increase in loans over 90 days past due and the classification of one real estate development loan that continues to perform. The Bank had no OREO at September 30, 2006 or December 31, 2005. As of September 30, 2006, the Bank had $3,000 in Chattel

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Owned. Loans 90 days or more past due were $839,220 at September 30, 2006 compared to $278,422 at December 31, 2005. Loans 30 to 89 days past due were $3,190,958 at the end of September 2006 compared to $2,278,612 at year-end 2005. No loss is anticipated on any of the loans that were over 90 days past due as of September 30, 2006, however, the bank does anticipate continued charge-off of some deposit accounts with negative balances from the overdraft privilege program. The absence of anticipated losses, current market conditions, and results of adequacy testing all contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provisions were needed during the first nine months of 2006.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	Sept. 30, 2006		December 31, 2005
90 day delinquent loans (1)	$839	0.13%	$278	0.04%
Nonaccrual impaired loans	—	0.00%	—	0.00%
Other real estate and chattel property owned	3	0.00%	—	0.00%

Total non-performing assets	$842	0.13%	$278	0.04%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	Sept. 30, 2006		December 31, 2005
Real estate loans-
Conventional and commercial	$2,556	77%	$2,544	77%
Construction	422	4%	291	3%
Collateral and consumer	139	13%	224	14%
Commercial and municipal	891	6%	963	6%
Impaired Loans	—	—	—	—

Total valuation allowance	$4,008	100%	$4,022	100%

Total valuation allowance as percentage of total loans	0.80%		0.86%

The Bank believes the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment, resulting in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2006 and September 30, 2005

Net income for the nine months ended September 30, 2006 was $3,976,298, or $0.92 per common share (assuming dilution), compared to $3,921,668, or $0.91 per common share (assuming dilution), for the same period in 2005, an increase of $54,630, or 1.39%. Net income for the quarter ended September

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 2006 was $1,218,381, or $0.28 per share (assuming dilution), as compared to $1,368,958, or $0.32 per share (assuming dilution), for the same period in 2005, a decrease of $150,577, or 11.00%. Continuing margin compression, coupled with slowing growth, contributed to the decrease in net income for the quarter ended September 30, 2006.

Net interest and dividend income decreased $556,754, or 3.78%, to $14,183,779 for the nine months ended September 30, 2006, compared to $14,740,533 for the same period in 2005. For the quarter ended September 30, 2006, net interest and dividend income decreased $459,189, or 9.29%, to $4,481,205, compared to $4,940,394 for the same period in 2005. Sharp increases in short-term interest rates reduced the Bank’s interest rate margin to 3.18% at September 30, 2006, compared to 3.49% at September 30, 2005. Total loan production for the nine months ended September 30, 2006 was $147,526,406, compared to $186,176,900 for the same period ended September 30, 2005. The decrease in loan production, resulting from a slowing housing market, coupled with compressing margins, contributed to the sharp decrease in net interest income for the quarter ended September 30, 2006.

Total interest and dividend income for the nine months ended September 30, 2006 increased by $3,907,682, or 18.58%, to $24,937,589 from $21,029,907 for the same period in 2005. For the three months ended September 30, 2006, total interest and dividend income increased by $1,402,678, or 19.08%, to $8,754,838 from $7,352,160 for the same period in 2005. Interest and fees on loans increased $3,592,761, or 20.66%, and $1,179,503, or 19.18%, for the nine and three-month periods, respectively, due to the increase in the Bank’s loan portfolio and rate increases from the Bank’s adjustable rate mortgage portfolio.

For the nine months ended September 30, 2006, interest and dividends on investment securities increased $314,921, or 8.66%, to $3,952,655 as of September 30, 2006, from $3,637,734 for the same period in 2005. For the quarter ended September 30, 2006, interest and dividends on investment securities increased $223,175, or 18.57%, to $1,425,191 as of September 30, 2006, from $1,202,016 for the same period in 2005. Higher balances in federal funds sold contributed to the increases in interest and dividends on investment securities.

The Bank’s interest rate spread fell to 3.18% as of September 30, 2006, compared to 3.49% as of September 30, 2005, as funding costs increased at a more rapid rate than asset yields.

For the nine months ended September 30, 2006, total interest expense increased by $4,464,436, or 70.98%, to $10,753,810 as of September 30, 2006, from $6,289,374 for the same period in 2005. For the three months ended September 30, 2006, total interest expense increased $1,861,867, or 77.20%, to $4,273,633 as of September 30, 2006, from $2,411,766 for the same period in 2005. For the nine months and three months ended September 30, 2006, interest on deposits increased $2,346,371, or 78.54%, and $980,773, or 80.65%, respectively. The increases were attributable to a rising rate environment and a shift of deposits to higher yielding time deposits.

For the nine months ended September 30, 2006, interest on advances and other borrowed money increased $2,118,065, or 64.15%, to $5,420,059 as of September 30, 2006, from $3,301,994 at September 30, 2005. For the quarter ended September 30, 2006, interest on advances and other borrowed money increased by $881,094, or 73.69%, to $2,076,782 as of September 30, 2006, from $1,195,688 as of September 30, 2005. During the first nine months of 2006, the increase in the Bank’s borrowings from the FHLB in the amount of $20,000,000 and the increase in re-pricings of existing advances accounted for the increases in interest on advances and other borrowed money.

The allowance for loan losses was $4,007,861 on September 30, 2006 compared to $4,021,633 on September 30, 2005. The allowance for loan losses represented 0.80% of total loans at September 30, 2006, down from 0.87% at September 30, 2005. The reduction results from $16,942 of loan charge-offs

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the first nine months of 2006 and from the combined impact of provisions and charge-offs associated with the Bank’s overdraft program. The lower percentage is due to loan portfolio growth. During the first nine months of 2006 a provision of $159,776 was made to the allowance for losses for the overdraft program compared to $42,000 for the same period in 2005. The entire provision in both years is for losses associated with the overdraft privilege program that was introduced in July 2005. The larger provision in 2006 is primarily attributable to the difference in time frames, with no provisions made during the first six months of 2005. In both 2006 and 2005, no provisions were made for the allowance for loan loss, except for the provisions applicable to the overdraft program. Net loan charge-offs during the first nine months of 2006 were $174,256 compared to $39,817 over the same period in 2005. Excluding losses on the overdraft program, net loan charge-offs were $11,818 during the first nine months of 2006 compared to $25,991 over the same period in 2005.

For the nine months ended September 30, 2006, total noninterest income increased by $1,437,249, or 50.86%, to $4,263,271 as of September 30, 2006, from $2,826,022 for the same period in 2005. The increase in noninterest income for the nine-month period ended September 30, 2006 was primarily the result of an increase in the amount of $1,230,450, or 69.93%, in customer service fees. The Bank introduced an automated overdraft protection program during the past year, which enhanced overdraft fees. In addition, net gains on the sales of loans increased by $104,418, or 28.42%, due to an increase in the value of mortgage servicing rights due to the rise in interest rates. The rise in interest rates creates a lower probability that a customer will refinance or prepay a long-term fixed rate loan, which increases the value of mortgage servicing rights.

For the three months ended September 30, 2006, total noninterest income increased by $376,176, or 32.29%, from $1,164,825 in 2005, to $1,541,001 for the same period in 2006. The increase in noninterest income for the quarter ended September 30, 2006, was the result of an increase in the amount of $412,733, or 58.41%, in customer service fees. The Bank introduced an automated overdraft protection program during the past year, which enhanced overdraft fees.

For the nine months ended September 30, 2006, total noninterest expenses increased $1,091,241, or 9.71%, from $11,232,593 as of September 30, 2005, to $12,323,834 as of September 30, 2006. For the three months ended September 30, 2006, total noninterest expenses increased by $239,402, or 6.18%, from $3,872,229 as of September 30, 2005, to $4,111,631 as of September 30, 2006.

For the nine-month period ended September 30, 2006:

•	Salaries and employee benefits increased by $707,469, or 12.11%, to $6,551,614 for the nine months ended September 30, 2006 from $5,844,145 for the nine months ended September 30, 2005. Gross salaries and benefits paid increased $491,825, or 7.44%, from $6,609,075 at September 30, 2005, to $7,100,900 at September 30, 2006. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, normal wage increases, and the hiring of fifteen new employees associated with the opening of three new branch offices. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $215,644 from $764,930 for the nine months ended September 30, 2005 to $549,286 for the nine months ended September 30, 2006. The deferral of expenses on originated loans decreased due to the decrease in the volume of loan originations for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

•	Occupancy expenses increased by $220,977, or 12.52%, from $1,765,212 for the nine months ended September 30, 2005 to $1,986,189 for the nine months ended September 30, 2006. Expenses associated with the operation of three new branch offices, as well as sharp rises in the cost of fuel oil contributed to the increase in occupancy expenses.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Advertising and promotion expenses decreased by $108,181, or 30.78%, from $351,511 for the nine months ended September 30, 2005 to $243,330 for the nine months ended September 30, 2006. The absence of expenses associated with the opening of three new branch offices in 2005 contributed to the decrease in advertising and promotion expenses.

•	Outside services expenses increased by $22,945, or 4.97%, from $461,779 for the nine months ended September 30, 2005 to $484,724 for the nine months ended September 30, 2006, primarily due to fees associated the Bank’s overdraft protection program.

•	Professional services expenses decreased by $19,123, or 4.75%, from $402,854 for the nine months ended September 30, 2005 to $383,731 for the nine months ended September 30, 2006, due to the absence of costs incurred during 2005 for the implementation of new programs in order to comply with provisions of the Sarbanes-Oxley Act.

•	ATM processing expenses increased by $20,344, or 7.38%, from $275,562 for the nine months ended September 30, 2005 to $295,906 for the nine months ended September 30, 2006, due to continuing, increased volume of transactions resulting from the installation of three additional ATM devices. This increase was offset by increased customer service fees.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $81,368, or 106.57%, from $76,355 for the nine months ended September 30, 2005 to $157,723 for the nine months ended September 30, 2006 due to a higher amount of prepayment of loans associated with the Bank’s mortgage loan servicing portfolio, and a lower volume of loans sold to the secondary market.

•	Other expenses increased by $153,201, or 8.68%, from $1,765,733 for the nine months ended September 30, 2005 to $1,918,934 for the nine months ended September 30, 2006, primarily due to expenses associated with the Bank’s overdraft protection program.

For the three-month period ended September 30, 2006:

•	Salaries and employee benefits increased by $276,423, or 13.90%, to $2,264,379 for the three months ended September 30, 2006 from $1,987,954 for the three months ended September 30, 2005. Gross salaries and benefits paid increased $139,684, or 6.09%, to $2,434,087 at September 30, 2006, from $2,294,403 at September 30, 2005. The increase in gross salaries and employee benefits was caused by increases in the Bank’s Group Health Insurance and Pension plans, and normal wage increases. The increase in Salaries and Employee benefits was also caused by a decrease in the deferral of expenses associated with the origination of mortgage loans in the amount of $136,739 from $306,447 for the three months ended September 30, 2005 to $169,708 for the three months ended September 30, 2006. The deferral of expenses on originated loans decreased due to the decreased volume of loans for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

•	Occupancy expenses increased by $59,695, or 9.97%, from $598,940 for the three months ended September 30, 2005 to $658,635 for the three months ended September 30, 2006. Expenses associated with the operation of three new branch offices, as well as sharp rises in fuel oil contributed to the increase in occupancy expenses.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Advertising and promotion expenses decreased by $87,071, or 58.63%, from $148,505 for the three months ended September 30, 2005 to $61,434 for the three months ended September 30, 2006. The absence of expenses associated with the opening of two new branch offices during the third quarter of 2005 contributed to the decrease in advertising and promotion expenses.

•	Outside services expenses decreased by $7,043, or 4.77%, from $147,591 for the three months ended September 30, 2005 to $140,548 for the three months ended September 30, 2006, primarily due to the absence of costs incurred in 2005 for the implementation of Sarbanes-Oxley compliance programs.

•	Professional services expenses decreased by $2,360, or 1.77%, from $133,654 for the three months ended September 30, 2005 to $131,294 for the three months ended September 30, 2006, primarily due to the absence of costs incurred in 2005 for the implementation of Sarbanes-Oxley compliance programs.

•	ATM processing fees expenses decreased by $210, or 0.21%, from $98,819 for the three months ended September 30, 2005 to $98,609 for the three months ended September 30, 2006.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $23,844, or 107.91%, due to a higher amount of prepayment of loans associated with the Bank’s mortgage loan servicing portfolio, and a lower volume of loans sold to the secondary market.

•	Other expenses decreased by $42,037, or 6.55%, from $641,347 for the three months ended September 30, 2005 to $599,310 for the three months ended September 30, 2006, due to the absence during the quarter ended September 30, 2005 of expenses associated with the Bank’s overdraft protection program. Such expenses were partially offset by increased customer service fees.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s one-year gap as of September 30, 2006, was negative 14%, compared to the December 31, 2005 gap of negative 6%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 14%, as of September 30, 2006, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. The Bank’s negative gap has widened during the first nine months of 2006 due to the Bank’s utilization of advances from the FHLB with terms of nine months or less.

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

The following table sets forth the Bank’s NPV as of June 30, 2006 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	56,930	-22,565	-28%	8.67%	-295 bp
+200 bp	65,320	-14,146	- 18%	9.80%	-182 bp
+100 bp	72,952	-6,544	-8%	10.79%	-83 bp
0 bp	79,495	—	—	11.62%	—
-100 bp	84,455	4,959	+6%	12.23%	+61 bp
-200 bp	86,884	7,389	+9%	12.50%	+88 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2006, the Bank had approximately $60,000,000 in additional borrowing capacity from the FHLB.

At September 30, 2006, the Company’s shareholders’ equity totaled $48,567,237, or 7.23%, of total assets, compared to $46,726,549, or 7.19%, of total assets at December 31, 2005. The Company’s Tier I core capital was 8.29% as of September 30, 2006, compared to 7.80% at year-end December 31, 2005. The increase in shareholders’ equity of $1,840,688 reflects net income of $3,976,298, the payment of $1,604,142 in common stock dividends, payments in the amount of $1,436,929 to acquire treasury stock, proceeds in the amount of $848,881 for the exercise of stock options, and a decrease of $56,580 in accumulated other comprehensive loss.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 22, 2001, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares is complete. As of September 30, 2006, 217,500 shares of common stock had been repurchased. During the quarter ended September 30, 2006, 31,500 shares were repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2006, the Company had $1,088,594 in cash available, which it plans to use to continue its annual dividend payout of $.52 per share and to pay the interest on its capital securities. The interest and dividend payments are approximately $3.5 million per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the nine months ended September 30, 2006, net cash provided by operating activities amounted to $9,176,866 compared to $5,511,128 for the same period in 2005, an increase of $3,665,738. A decrease in loans held for-sale in the amount of $1,850,900 and an increase in accrued expenses and other liabilities in the amount of $4,089,199, due primarily to the slow-down in mortgage loan refinancings, contributed to the increase in net cash provided by operating activities.

Net cash used in investing activities amounted to $23,047,389 for the nine months ended September 30, 2006, compared to net cash used in investing activities of $42,636,931 for the same period in 2005, a decrease of $19,589,542. A slowdown in the housing market contributed to the decrease as loan originations and principal collections, net, decreased $13,333,125.

For the nine months ended September 30, 2006, net cash flows provided by financing activities amounted to $12,905,345 compared to net cash provided by financing activities of $35,580,824 for the same period in 2005, a decrease of $22,675,479. During the nine months ended September 30, 2006, the Bank used an increase in the amount of $20,000,000 in advances from the FHLB to cover a decrease in deposits and to fund net new loan originations. The decrease in deposits was caused by the sharp increase in short-term interest rates, which made non-deposit type investments more favorable than bank deposits. In addition, the Company deployed funds in the amount of $1,436,929 in order to acquire treasury stock.

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

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2006, the Bank’s ratios were 8.29%, 8.29%, and 11.97%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $11.14 at September 30, 2006, compared to $10.88 per share at September 30, 2005.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to nvestors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006 (1)	11,000	$16.201	197,000	51,000
August 1, 2006 through August 31, 2006	20,500	$16.313	217,500	30,500
September 1, 2006 through September 30, 2006	—	—	217,500	30,500

Total	31,500	$16.274	217,500	30,500

(1)	The Company announced a stock repurchase program on February 22, 2001. The program will continue until the repurchase of 248,000 shares is complete.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 13, 2006	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board, President
and Chief Executive Officer

Date: November 13, 2006	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer
(Principal Accounting Officer)