Form 10-K
period 2006-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2007-03-20
CIK 846931

New Hampshire Thrift Bancshares, Inc. is the parent company of Lake Sunapee Bank,fsb, a federal stock savings bank providing financial services throughout central and western New Hampshire.

The Bank encourages and supports the personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

Selected Financial Highlights

For the Years Ended December 31,	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net Income	$5,040	$5,524	$5,098	$5,771	$4,300
Per Share Data:
Basic Earnings (1) (2)	1.20	1.31	1.23	1.46	1.10
Diluted Earnings (2)	1.17	1.29	1.20	1.42	1.09
Dividends Paid (2)	0.52	0.50	0.45	0.36	0.32
Dividend Payout Ratio	43.33	38.17	36.59	24.66	29.09
Return on Average Assets	0.75%	0.89%	0.87%	1.15%	0.88%
Return on Average Equity	11.04%	13.10%	12.17%	15.83%	13.94%

As of December 31,	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Total Assets	$672,031	$650,179	$595,514	$526,246	$496,645
Total Deposits	465,506	464,637	433,072	428,477	429,328
Total Securities (3)	99,063	119,303	123,421	126,179	85,828
Loans, Net	492,712	463,151	413,808	344,573	317,144
Federal Home Loan Bank Advances	120,000	100,000	75,000	22,000	—
Shareholders’ Equity	48,409	46,727	43,835	39,125	33,766
Book Value per Share	$11.58	$11.07	$10.52	$9.74	$8.62
Average Common Equity to Average Assets	6.77%	6.80%	7.15%	7.28%	6.35%
Shares Outstanding	4,180,080	4,219,980	4,167,180	4,017,380	3,917,848
Number of Branch Locations	18	17	15	14	14

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2)	Data presented for years prior to 2005 has been restated for the effect of a two-for-one stock split, in the form of a 100% stock dividend, in February 2005.

(3)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Shareholders

The Company continued to expand upon its strategic plans for franchise and marketplace expansion during 2006. With a primary focus on growth, the Company sought to broaden its market penetration with the opening of a branch in Milford, New Hampshire in late 2006 and made plans for the opening of a branch in Hanover, New Hampshire in early 2007. In addition, in December of 2006, the Company announced that a Definitive Agreement had been executed for the acquisition of First Brandon National Bank of Brandon, Vermont. While the early years of geographic expansion bring with it additional costs that must be borne by current operations, the opportunity to move the Company forward was most compelling, despite any short-term impact on earnings.

Change now comes quite rapidly within the financial services industry and with it comes the need to remain attentive to all segments of the communities we serve and the customer bases that we both maintain and attract. With plans for growth as an economic driver, there are only three primary sources available… to do more business with our existing customer base, to expand into new markets through the more traditional strategy of branch banking, and to identify acquisition opportunities. It is interesting, then, to note that all three strategies were employed during 2006 as we sought to build upon the firm foundation of the underlying strength of the Company.

The additional strategy of advancing customer relationships played a large role within the Company during the year. Specific goals were set, monitored and measured as we found ways to further enhance our efforts to meet more of our customer’s needs and to introduce new customers to our array of financial services and products. The highly competitive nature of the markets we serve demands that we must constantly strive to exceed not only the expectations of our customers…and those of ourselves.

COMPANY EARNINGS

The Company reported consolidated net income for the year-ended December 31, 2006 of $5,039,859, or $1.17 per share of common stock (fully diluted). This compares to net income of $5,524,288, or $1.29 per share of common stock (fully diluted) that the Company reported for 2005. The continuing pressures of margin compression and a slow housing market, when combined with the embedded operational costs of four new branch offices coming on-line within less than a two-year window, resulted in the decline in net income from 2005 to 2006. With the Federal Reserve continuing to hold short interest rates at current levels, operating within the economic environment of a flat to inverted yield curve presents significant challenges for financial institutions. The Company continues to seek ways to grow the areas of non-interest income as a way to off-set the impact of narrowing margins. The increasing costs of deposits without a corresponding increase in loan rates creates a temporarily unfriendly operating scenario for financial institutions as we work to find ways to better manage through this period of constrained earnings. Complete financial details for the year ending December 31, 2006 can be found in the Management’s Discussion and Analysis section immediately following this letter.

SHAREHOLDER VALUE

The goals of the Company continue to center around the premise that true shareholder value has always been built through a combination of growth, marketplace leadership and performance. The Company’s success in this area was noted by our inclusion in the July 2006 edition of US Banker magazine as being ranked number 54 of the top 200 community banks in the country, based on our three-year average return-on-equity. As we seek to move the Company into more geographically diverse markets, it is the intent of this effort to further diversify not only our base of customer relationships, but also our economic dependency from any one particular market segment.

While our branching activities over the last several months have better positioned the Company within our traditional and emerging markets, it is the opportunity to move into an entirely new market area that makes the pending acquisition of the Vermont-based First Brandon National Bank so appealing. The earlier acquisitions of Landmark Bank and then the New London Trust Company branches were viewed as primarily in-market consolidations, but First Brandon will move the Company into a new operating environment outside of that to which we have become accustomed. It is the combination of these two clearly separate and distinct market areas that provides us with a great opportunity for growth going forward.

Letter to Shareholders (continued)

The Company’s stock price closed the year 2006 at $16.00 per share, an increase of 10.34% over year-end 2005, with daily closing prices having ranged from a low of $14.30 per share to high of $16.99 per share. Shareholder’s equity stood at $48,409,406 as compared to $46,726,549 at the end of 2005, representing a 3.60% increase of $1,682,857 over the course of the year. The number of common shares outstanding at the end of the year totaled 4,180,080 and the book value per share stood at $11.58, an increase of $0.51 or 4.61% over the period ended December 31, 2005.

Over the course of the year the Company embarked upon an effort to buy-back shares of common stock on a ‘from time-to-time basis’ as they became available in the open market. The decision to deploy excess capital in this manner is reflective of our belief that shares of the Company’s stock are a good investment and that, if we were going to acquire shares in any company, who do we know better or more about than ourselves.

The benefits of a stock buy-back program are immediately accretive to the remaining shareholders in the form of positive adjustments to book value and the elimination of dividend payments on the retired shares. Additionally, the Company’s dividend pay-out was increased again during 2006. The Board voted in July to increase the quarterly dividend from $0.125 per share to $0.13 per share, resulting in an annualized 4.00% increase of $.02 per share, from $0.50 per share to $.052 per share.

The Company continues to take a longer-term view of its growth patterns and the associated incremental increases in shareholder value. Having been originally chartered in 1868 as a one-office mutual savings bank, the Company is now approaching its 140th year of operations as a multi-office financial institution serving a broader array of both customers and communities than could ever have been envisioned during its early years.

COMMUNITY BANKING

In the expanding world of financial service providers and products, it is important to reflect on the underlying value of relationships. Community banking remains at the heart of what we do and, while we must constantly seek to find new and better ways to meet our customer’s needs, our banking franchise is focused on the creation, cultivation and retention of customers more as partners in the process than as simply being users of our services. This concept is fundamental to our future growth strategy in that in takes us ever more deeply in the relationship building aspects of our business planning model.

The need for flexibility is also paramount to the successful integration of new ideas and concepts within the existing framework of a community-oriented financial institution. Planning for both the known and unknown requires the development of people and systems capable of accepting and adapting quickly to change. Thus, it is the attracting and retaining of talented people that continues to be one of the stronger assets of our expanding franchise. While we don’t yet understand what the changing population demographics will expect of us in the future, we do know that there will continue to be an even greater need for financial services going forward. Our challenge will be to adjust to the new delivery systems as they develop and to keep our institution near the forefront of anticipating customer needs.

We recognize that consumers want their banking relationships to provide them with exceptional customer service, a broad array of products, and easy ways to access and manage their accounts. In response to these demands, the Company must continually develop, craft and maintain a set of core strategies that can sustain a variety of different business climates or scenarios. At the core of our future success will be the relationship and partnership aspects of our business model that will provide customers with the variety of product choices and access points that they will rightly come to expect within this highly competitive financial services environment.

BALANCE SHEET HIGHLIGHTS

Total assets of the Company stood at $672,031,030 at year-end December 31, 2006 as compared to $650,178,681 at year-end 2005. This represents a net increase of over 3.00% in a predictably slow market and nearly $22,000,000 in real growth. Deposits remained flat over the course of the year, with loan activity primarily supported by an increase in advances from the Federal Home Loan Bank of Boston and a corresponding reduction in investment securities. Growth in assets is an important ingredient to balancing

Letter to Shareholders (continued)

the impact of narrowing margins that is expected to have a continued dampening affect on the earnings of most all community-based financial institutions.

Despite the tighter marketplace conditions that existed during 2006, net loan growth of just under $30,000,000 was realized and, as of December 31, 2006, the total loan portfolio stood at $494,482,297 as compared to $465,413,836 at year-end 2005. In addition, the sold loan portfolio, a continuing source of off-balance sheet servicing income, was stabilized at the previous year-end level of roughly $300,000,000. In light of the prevailing market conditions, the Company was pleased to have been able to show such positive growth within this segment of its balance sheet.

Capital and asset quality will always serve as strategic benchmarks within the banking community and, in this regard, the Company continued to show its strength as a well-capitalized institution with correspondingly low levels of non-performing assets. With general concern now being expressed about loan quality within the greater New England region, the fundamental concept of good asset quality is as important as ever in ensuring the stability and integrity of the loan portfolio. In addition, the Office of Thrift Supervision recently conducted their annual Safety and Soundness Examination at the end of 2006, resulting in the Company continuing to retain its overall high quality rating.

A CHALLENGING FUTURE

The world of community banking is once again on the threshold of change and it is our challenge to find the best ways to meet the growing transition from banking as it used to be to banking as it will be. It seems that customer patterns of the future will no longer be predictably driven by the demographics of age, but by their individual attitudes towards how and where they want to live their lives. Relationships will continue to have meaning and value only if we are able to cement those relationships with service, products and accessibility. It is becoming more true than not that other community banks are not really our competition. We will not, therefore, be able to be content ourselves with simply improving upon the way we used to do business.

While the core business of banking will not change dramatically in the near term, it is quite clear that we will need to more narrowly identify the niche services that we will want to enhance and promote in an effort to secure our place in lives of our current and future customers. Developing this strategic advantage will help to further strengthen our franchise positioning as we move to broaden our geographic footprint within selected markets. The concept of ‘knowing our customer’ will take on even greater importance in the years that lie ahead.

As a company, we remain fully committed to the development of long-term strategies that will provide consistent and sustainable growth going forward. The issues of size and scale will help to temper some of the embedded operating costs inherent to community banking. Technology will also play a significant role in our being able to stay in step with the much larger financial service providers that, while serving no real community function, are so easily accessed by such a wide variety of avenues.

IN CLOSING

The Company continually seeks to further develop and enhance its strategic positioning through a dedicated effort to build upon our many strengthens. Community banking, to date, remains a people-to-people business and we readily acknowledge that some of our very best resources lie within the individual relationships that exist between our customers and our talented staff of employees. Creating and maintaining a positive and enabling working environment helps to unify the Company’s focus around a shared vision for the future.

On behalf of all those involved in helping to advance the success of our banking franchise, I want to take this opportunity to express our appreciation to you…our shareholders…for the continuing support and confidence shown in and for the Company.

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

Overview

•	Total assets stood at $672,031,030 at December 31, 2006, an increase of $21,852,349, or 3.36%, from December 31, 2005.

•	Net loans increased $29,561,261, or 6.38%, to $492,711,797 at December 31, 2006 from $463,150,536 at December 31, 2005.

•	In 2006, the Bank originated $185,458,739 in loans, compared to over $248,382,723 in 2005. The slow-down in the housing market accounted for the decrease.

•	The Bank’s loan servicing portfolio decreased to $300,019,470 at December 31, 2006 from $304,267,740 at December 31, 2005, a decrease of $4,248,270, or 1.40%.

•

The Company earned $5,039,859, or $1.17 per common share, assuming dilution, for the year ended December 31, 2006, compared to $5,524,288, or $1.29 per common share, assuming dilution, for the year ended December 31, 2005.

•

Net interest and dividend income for the year ended December 31, 2006, decreased by $1,301,490, or 6.60%, to $18,413,180. Compressing spread margins and a slowing housing market contributed to the decrease.

•	The Bank’s interest rate spread decreased to 2.99% as of December 31, 2006 from 3.40% at December 31, 2005, due to continuing margin compression resulting from a flattening yield curve.

•	The Bank opened one branch office during 2006, located in Milford, New Hampshire.

•

On December 15, 2006, the Company announced that it had entered into a definitive agreement to acquire First Brandon Financial Corporation (Pink Sheets: FBDN.pk), the holding company for First Brandon National Bank, and thereby expand the Company’s New Hampshire-based banking franchise into the State of Vermont. First Brandon National Bank operates 4 branches located in Brandon, Pittsford and West Rutland, Vermont and has over $99 million in assets. At the time of the announcement, the transaction was valued at approximately $21.2 million in cash and stock. The acquisition is expected to close in the second quarter of 2007 and is subject to approval by the shareholders of the Company and of First Brandon Financial Corporation, as well as customary regulatory approvals.

•	On July 13, 2006, NHTB announced an increase to its quarterly dividend in the amount of 4%, bringing the dividend to $0.13 per share.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans; (7) if the Company fails to

Management’s Discussion and Analysis (continued)

maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits; (8) the Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline; (9) the Company may not be able to pay dividends in the future in accordance with past practice. (10) the Company may fail to realize the anticipated benefits of the merger with First Brandon Financial Corporation; (11) the Company may not receive required regulatory approvals or non-objections and such approvals or non-objections, if received, may be subject to adverse regulatory conditions. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 15-18 of Management’s Discussion and Analysis.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2006, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On March 30, 2004, NHTB Capital Trust II (Trust II), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (Capital Securities II). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (Debentures II) of the Company. Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Management’s Discussion and Analysis (continued)

On March 30, 2004, NHTB Capital Trust III (Trust III), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (Capital Securities III). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (Debentures III) of the Company. Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, VT, (Pink Sheets: FBDN.pk) (First Brandon) for approximately $21.2 million in cash and stock (the Merger). Immediately following the Merger, First Brandon’s subsidiary bank, First Brandon National Bank, will merge with and into the Company’s subsidiary bank, Lake Sunapee Bank, fsb, but will operate under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb” (hereinafter referred to as the First Brandon Division). The combined company will have approximately $771 million in assets and operate 23 branches in New Hampshire and Vermont.

The terms of the merger agreement call for each outstanding share of First Brandon common stock to be converted into the right to receive $44.01 in cash or 2.67 shares of the Company’s common stock. First Brandon shareholders will have the right to elect either cash or stock with the constraint that the overall transaction must be consummated with 80% of the First Brandon shares being exchanged for the Company’s stock and 20% being exchanged for cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 80/20 split.

The definitive merger agreement has been approved by the Boards of Directors of both the Company and First Brandon. The transaction is subject to approval by the shareholders of both the Company and First Brandon, as well as customary regulatory approvals including the Office of Thrift Supervision, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System. The transaction is expected to close in the second quarter of 2007.

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (CHC) and Phoenix New England Trust Company (PNET) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at a cost of $3,003,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the years ended December 31, 2006 and December 31, 2005, the Bank recorded $189,378 and $103,348, respectively, in a realized gain. The Bank has entered into an agreement with Charter New England Agency (CNEA), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the years ended December 31, 2006 and December 31, 2005, the Bank generated commissions in the amount of $177,416 and $263,705, respectively.

Management’s Discussion and Analysis (continued)

Comparison of Years Ended December 31, 2006 and 2005

Financial Condition

Total assets increased by $21,852,349, or 3.36%, from $650,178,681 at December 31, 2005 to $672,031,030 at December 31, 2006. Cash and Federal Home Loan Bank overnight deposit increased $8,601,346.

Total gross loans, excluding loans held-for-sale, increased $29,562,877, or 6.35%, to $494,946,006 at December 31, 2006 from $465,383,129 at December 31, 2005. The increase was attributed to increases of $29,726,976, or 7.98%, in real estate mortgage loans (including conventional and commercial). In particular, the Bank’s conventional real estate loan portfolio increased $22,715,054, or 8.77%, to $281,755,301. Construction loans increased $4,029,102, or 30.80%, to $17,109,129. The continued favorable interest rate environment made the above loan offerings very attractive. Sold loans totaled $300,019,470 at year-end 2006, compared to $304,267,740, at year-end 2005. Sold loans are loans originated by the Bank and sold to Freddie Mac with the Bank retaining the servicing of these loans. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

The fair value of investment securities available-for-sale decreased $22,072,830, or 19.43%, from $113,595,133 at December 31, 2005, to $91,522,303 at December 31, 2005. The Bank used the proceeds from maturing investment securities to fund loan demand.

The Bank realized gains on the sales and calls of securities in the amount of $71,069 during 2006, as compared to $50,328 in 2005. At December 31, 2006, the Bank’s investment portfolio had a net unrealized holding loss of $1,762,587, as compared to a net unrealized holding loss of $2,114,113 at December 31, 2005. Since the average life of the investment portfolio is less than five years and the liquidity of the Bank remains strong, the Bank does not anticipate the need to prematurely sell any investments and realize a loss. In addition, all securities are rated as investment grade by the leading rating agencies.

Real estate owned and property acquired in settlement of loans remained at $0 at December 31, 2006 and 2005.

Investments in real estate increased $1,282,936 from $1,953,848 at December 31, 2005 to $3,236,784 at December 31, 2006. In August of 2005, the Bank purchased commercial real estate property located in Hillsborough, NH, which houses one of the Bank’s branch offices. The Bank improved the property in order to lease it to several large commercial entities.

Total deposits increased by $868,916, or 0.19%, to $465,505,820 as of December 31, 2006, from $464,636,904 as of December 31, 2005. The slight increase in deposits occurred despite competition from several areas, including mutual funds as the stock market improved, and internet banks offering higher yielding savings accounts.

Advances from the Federal Home Loan Bank (FHLB) increased by $20,000,000, or 20.00%, to $120,000,000 at December 31, 2006 from $100,000,000 at December 31, 2005. The Bank used the proceeds from the advances to fund loan demand. The weighted average interest rate for the outstanding FHLB advances was 5.06% as of December 31, 2006, as compared to the average 4.11% as of December 31, 2005.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2006 the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $23 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2006 the Bank had approximately $80,000,000 in additional borrowing capacity from the FHLB.

At December 31, 2006, the Company’s shareholders’ equity totaled $48,409,406, as compared to $46,726,549 at year-end 2005. The increase of $1,682,857 reflects net income of $5,039,859, the payment of $2,147,033 in common stock dividends, the exercise of stock options in the amount of $785,125, a tax benefit on the exercise of stock options in the amount of $121,083, an increase in accumulated other comprehensive loss in the amount of $430,843, and the repurchase of 105,500 shares at a cost of $1,685,334. The change in other comprehensive loss included an after tax loss in the amount of $643,130 due to the Bank’s curtailment of its Defined Benefit Pension Plan.

Management’s Discussion and Analysis (continued)

On December 12, 2005, the Company reactivated a previously existing but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares are repurchased. As of December 31, 2006, 232,500 shares of common stock had been repurchased. During 2006, 105,500 shares were repurchased. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. On January 11, 2007, the Company announced that it approved the repurchase of up to an additional 214,679 shares of common stock.

As of December 31, 2006, the Company had funds in the amount of $1,281,908. Total cash needs for the Company during 2007 will amount to approximately $9.9 million with $2.1 million being used to pay dividends on the Company’s common stock, $1.4 million to pay interest on the Company’s capital securities, $2.0 million available for the Company’s stock repurchase program, and $4.4 million to be used in the acquisition of First Brandon. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the Company’s cash needs for 2007.

Net cash provided by operating activities increased by $5,835,497 to $9,331,814 in 2006 from $3,496,317 in 2005. The increase is primarily attributable to a decrease in the amount of $1,461,100 in loans held for sale and an increase in the amount of $4,747,775 in accrued expenses and other liabilities accounted for the change in other liabilities.

Net cash flows used in investing activities totaled $15,561,289 in 2006 compared to $51,867,494 in 2005, a change of $36,306,205. During 2006, loan originations and principal collections, net, decreased in the amount of $18,559,610, and purchases of securities available-for-sale decreased $28,711,347. These decreases were offset by a decrease in the amount of $14,395,742 in proceeds from maturing securities available-for-sale.

In 2006, net cash flows provided from financing activities totaled $14,830,821 compared to $53,172,986 in 2005, a change of $38,342,165. Net proceeds from advances provided by the FHLB in the amount of $20,000,000 accounted for 135% of net cash provided from financing activities in 2006, as cash flows from deposits were flat during 2006.

The Bank expects to be able to fund loan demand and other investing activities during 2007 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2006, approximately $23,000,000 in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Bank’s liquidity, capital resources or results of operations.

The following table represents the Company’s contractual obligations at December 31, 2006:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligation	$120,000	$50,000	$50,000	$—	$20,000
Operating Lease Obligation	912	269	384	94	165

Total	$120,912	$50,269	$50,384	$94	$20,165

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2006, the Bank’s ratios were 8.12%, 8.12%, and 11.99%, respectively, well in excess of the OTS requirements.

Management’s Discussion and Analysis (continued)

Book value per share was $11.58 at December 31, 2006 versus $11.07 per share at December 31, 2005.

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

The Bank’s one-year gap at December 31, 2006, was negative 20.83%, as compared to the December 31, 2005 gap of negative 8.31%. If short-term interest rates were to rise, the Bank’s net interest income would be reduced because the cost to re-finance the FHLB advances and re-pricing deposits would increase prior to any asset re-pricing.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2006:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$94,876	$33,068	$54,849	$175,051	$161,078	518,922
Investments and FHLB overnight deposit	25,990	6,358	12,705	36,405	29,627	111,085

Total	120,866	39,426	67,554	211,456	190,705	630,007

Interest-bearing liabilities:
Deposits	95,698	44,117	90,067	12,233	184,727	426,842
Repurchase agreements	8,882	—	—	—	—	8,882
Borrowings	70,310	—	50,000	20,310	—	140,620

Total	174,890	44,117	140,067	32,543	184,727	576,344

Period sensitivity gap	(54,024)	(4,691)	(72,513)	178,913	5,978	53,663
Cumulative sensitivity gap	$(54,024)	$(58,715)	$(131,228)	$47,685	$53,663
Cumulative sensitivity gap as a percentage of interest-earning assets	-8.58%	-9.32%	-20.83%	7.57%	8.52%	8.52%

The following table sets forth the Bank’s NPV as of September 30, 2006, as calculated by the OTS for the September 30, 2006 reporting cycle:

Change	Net Portfolio Value			NPV as % of PV Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	56,351	-18,320	-25%	8.62%	- 241bp
+200 bp	63,578	-11,094	-15%	9.60%	- 143bp
+100 bp	69,723	-4,498	-7%	10.40%	- 63bp
0 bp	74,672	—	—	11.03%	—
- 100 bp	78,042	3,370	+5%	11.44%	+ 41bp

Management’s Discussion and Analysis (continued)

Results of Operations 2006 versus 2005

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2006 decreased by $1,301,456, or 6.60%, to $18,413,180. The decrease was due to the compressing interest rate margins resulting from a flat yield curve and the sharp increase in the Bank’s cost of funds.

Total interest and dividend income increased by $5,042,741, or 17.61%. Interest and fees on loans increased by $4,628,045, or 19.47%, to $28,400,440 in 2006, due to the increase in loans outstanding and an increase in the average yield on loans to 5.80% from 5.37%.

Interest on taxable investments decreased by $249,306, or 5.55%, as the Bank redeployed the proceeds of maturing securities to fund loan demand. Dividends increased by $354,042, or 134.32%, to $617,628. Interest on other investments increased by $309,960, or 309.57%, to $410,085. The yield on the Bank’s investment portfolio improved from 3.95% to 4.38% during 2006 due the reinvesting of maturing securities in a rising interest rate environment.

Total interest expense increased $6,344,231, or 71.15%, for the year ended December 31, 2006. Interest on deposits increased by $3,415,078, or 78.85%, because many of the Bank’s certificates of deposit (CD) matured and re-priced into higher yielding term deposits. In addition, the Bank was unable to lag deposit re-pricing due to competitive pressures. Interest on FHLB advances and other borrowed money increased by $2,522,961, or 84.04%, to $5,525,067 for the year ended December 31, 2006 from $3,002,106 for the year ended December 31, 2005. FHLB advances outstanding increased to $120,000,000 at December 31, 2006 from $100,000,000 at December 31, 2005 as the Bank used the increased proceeds from the advances to fund loan growth. In addition, maturing advances were re-financed in a rising rate environment.

The Bank’s overall cost of funds increased to 2.53% in 2006 from 1.66% in 2005. The cost of deposits, including repurchase agreements, increased 68 basis points to 1.77% in 2006 from 1.09% in 2005. The Bank’s time deposits, in particular, rolled into time deposits with higher rates as short-term interest rates increased during 2006.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 2.99% at December 31, 2006 from 3.40% at December 31, 2005. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.02% from 3.49%. Both decreases are indicative of the increase in short-term interest rates as the yield curve flattened/inverted during 2006. Since the Bank is liability sensitive, as interest rates increase, the Bank’s interest rate spread and margin will decrease. This resulted in the Bank’s interest expense increasing by 71.15% compared to the increase in interest income of 17.61%.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Yield on loans	5.80%	5.37%	5.13%	5.33%	6.27%
Yield on investment securities	4.41%	3.95%	3.76%	3.20%	4.22%
Combined yield on loans and investments	5.53%	5.06%	4.77%	4.78%	5.80%
Cost of deposits, including repurchase agreements	1.77%	1.09%	0.82%	1.02%	2.18%
Cost of other borrowed funds	5.22%	3.95%	3.37%	7.64%	9.43%
Combined cost of deposits and borrowings	2.66%	1.66%	1.29%	1.35%	2.46%
Interest rate spread	2.99%	3.40%	3.48%	3.43%	3.34%
Net interest margin	3.02%	3.49%	3.54%	3.50%	3.42%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

	2006			2005			2004
Years ended December 31,	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2)	$489,930	$28,400	5.80%	$442,335	$23,772	5.37%	$391,541	$20,088	5.13%
Investment securities and other	119,472	5,274	4.41%	123,143	4,859	3.95%	138,156	5,196	3.76%

Total interest-earning assets	609,402	33,674	5.53%	565,478	28,631	5.06%	529,697	25,284	4.77%

Noninterest-earning assets:
Cash	15,738			18,978			16,024
Other noninterest-earning assets (3)	33,096			35,583			40,317

Total noninterest-earning assets	48,834			54,561			56,341

Total	$658,236			$620,039			$586,038

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$266,043	$1,736	0.65%	$294,073	$1,511	0.51%	$292,351	$1,182	0.40%
Time deposits	163,227	6,011	3.68%	123,224	2,820	2.29%	106,027	2,013	1.90%
Repurchase agreements	11,247	525	4.67%	11,325	344	3.04%	11,492	154	1.34%
Capital securities and other borrowed funds	133,899	6,989	5.22%	107,505	4,241	3.94%	94,100	3,168	3.37%

Total interest-bearing liabilities	574,416	15,261	2.66%	536,127	8,916	1.66%	503,970	6,517	1.29%

Noninterest-bearing liabilities:
Demand deposits	29,452			32,403			28,161
Other	8,880			9,331			12,001

Total noninterest-bearing liabilities	38,332			41,734			40,162

Shareholders’ equity	45,488			42,178			41,906

Total	$658,236			$620,039			$586,038

Net interest income/Net interest rate spread		$18,413	2.87%		$19,715	3.40%		$18,767	3.48%

Net interest margin			3.02%			3.49%			3.54%

Percentage of interest-earning assets to interest-bearing liabilities			106.09%			105.47%			105.10%

(1)	Monthly average balances have been used for all periods.

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

	Year ended December 31, 2006 vs. 2005
	Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,654	$1,974	$4,628
Interest income on investments	(107)	522	415

Total interest income	2,547	2,496	5,043

Interest expense on savings, NOW and MMAs	(2)	227	225
Interest expense on time deposits	1,117	2,073	3,190
Interest expense on repurchase agreements	(1)	182	181
Interest expense on capital securities and other borrowings	1,615	1,133	2,748

Total interest expense	2,729	3,615	6,344

Net interest income	$(182)	$(1,119)	$(1,301)

	Year ended December 31, 2005 vs. 2004
	Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,752	$932	$3,684
Interest income on investments	(604)	266	(338)

Total interest income	2,148	1,198	3,346

Interest expense on savings, NOW and MMAs	8	319	327
Interest expense on time deposits	1,052	(245)	807
Interest expense on repurchase agreements	(2)	192	190
Interest expense on capital securities and other borrowings	460	614	1,074

Total interest expense	1,518	880	2,398

Net interest income	$630	$318	$948

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

At December 31, 2006 the allowance for loan losses was $3,975,122 compared to $4,022,341 at year- end 2005. The bank introduced a fee for service overdraft privilege program in July 2005 and established a valuation allowance for losses associated with overdraft charge-offs. The allowance for the overdrafts is combined with the allowance for loan losses for financial reporting. At December 31, 2006 the allowance for the overdraft privilege program was $24,136 compared to $31,838 at year-end 2005. Most of the activity in the allowance accounts in both 2006 and 2005 was attributable to the overdraft program. For example, overdraft charge-offs amounted to $391,821 in 2006 and $87,119 in 2005, while loan charge-offs were $75,196 in 2006 and $36,766 in 2005. The higher level of overdraft charge-offs in 2006 is largely due to 12 months activity verses the shorter period in 2005. On an aggregate basis, including the allowance for overdraft losses, net charge-offs were $277,230 in 2006 compared to $85,609 in 2005 and the aggregate provision was $230,011 in 2006 compared to $88,500 in 2005. The allowance for loan losses represented 0.80% of total loans at December 31, 2006 compared to 0.86% at the end of 2005. The decline comes from loan portfolio growth in 2006. The provision for the overdraft program is driven by a policy to maintain that allowance at a level sufficient to cover 100% of the aggregate balance of accounts remaining negative for 30 days or more. Most of the provisions in 2006 were for overdrafts, while all of the provisions in 2005 were for overdrafts. Results of the adequacy tests showed the allowance remained at a sufficient level, given current conditions. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to the 100% of aggregate 30+ days negative policy.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. Total classified loans, excluding special mention loans, as of December 31, 2006 and 2005, were $4,063,615 and $612,223 respectively. The increase comes from the classification of a commercial real estate loan and an increase in the amount of loans over 90 days past due. Special mention loans were $890,554 at December 31, 2006 compared to $2,700,000 million at year-end 2005. The decline is attributable to the classification of the commercial real estate loan.

Loans 30 to 89 days past due were $1,511,770 and $2,278,612 at December 31, 2006 and 2005, respectively. Total non-performing loans amounted to $753,992 and $278,422 at December 31, 2006 and 2005, respectively. At the end of both 2006 and 2005, non-performing loans consisted entirely of loans over 90 days past due. Loans over 90 days past due increased $475,570 to $753,992 due to some larger balance residential mortgage loans. The number of loans past due remained about the same. As a percent of assets, non-performing loans increased from 0.04% at the year-end 2005 to 0.11% at December 31, 2006.

Management’s Discussion and Analysis (continued)

Non-performing loans as a percent of total loans increased from 0.06% to 0.15% at the end of 2006. The bank had no other real estate owned or repossessed assets at year-end 2006 or 2005. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2006 and 2005, interest income on such loans would have amounted to approximately $39,600 and $6,800 respectively.

As of December 31, 2006 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

As of December 31, 2006, the Bank’s portfolio did not include any “troubled debt restructurings” as defined in Statement of Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

The following table sets forth the breakdown of non-performing assets at December 31:

	2006	2005	2004	2003	2002
Nonaccrual loans (1)	$753,992	$278,422	$293,203	$1,157,957	$664,092
Real estate owned	—	—	—	—	20,668

Total nonperforming assets	$753,992	$278,422	$293,203	$1,157,957	$684,760

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at December 31:

	2006	2005	2004	2003	2002
Real estate loans -
Conventional	$448,685	$254,982	$243,809	$1,074,096	$499,053
Construction	—	—	—	—	59,000
Consumer loans	—	7,977	—	1,891	—
Commercial and municipal loans	—	15,463	—	31,036	685
Nonaccrual impaired loans (2)	305,307	—	49,394	50,934	105,354

Total	$753,992	$278,422	$293,203	$1,157,957	$664,092

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

(2)	At 12/31/04 $853,064 of impaired loans, not included above, were on accrual status and performing.

At 12/31/03 $726,698 of impaired loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2006	2005	2004	2003	2002
Balance, beginning of year	$4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385

Write-downs of nonperforming loans transferred to loans held-for-sale	—	—	—	—	604,686

Charge-offs:
Residential real estate	—	—	—	—	15,964
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans (1)	410,320	123,885	14,737	28,862	48,120
Commercial loans	56,698	—	—	57,780	19,129

Total charged-off loans	467,018	123,885	14,737	86,642	83,213
Recoveries (2)
Residential real estate	—	2,403	—	—	9,856
Commercial real estate	—	—	35,000	—	—
Construction	—	—	—	—	22,000
Consumer loans (1)	189,788	35,873	25,540	9,588	6,366
Commercial loans	—	—	—	—	—

Total recoveries	189,788	38,276	60,540	9,588	38,222
Net charge-offs (recoveries)	277,230	85,609	(45,803)	77,054	44,991
Provision charged to income (3)	230,011	88,500	74,997	99,996	120,000

Balance, end of year (4)	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708

Ratio of net charge-offs (recoveries) to average loans	0.06%	0.02%	(0.01)%	0.02%	0.01%

(1)	Consumer loan charge-offs include overdraft privilege charge-offs of $391,821 in 2006 and $87,119 in 2005.

(2)	Recoveries include overdraft charge-offs recovered of $183,809 in 2006 and $30,457 in 2005.

(3)	Provision includes overdraft privilege valuation allowance provision of $200,311 in 2006 and $88,500 in 2005.

(4)	Balance at end of year includes allowance for overdraft privilege losses of $24,136 in 2006 and $31,838 in 2005.

The following table sets forth the allocation of the loan loss allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2006			2005			2004
Real estate loans -
Conventional	$2,592	65%	78%	$2,544	63%	77%	$2,445	61%	77%
Construction	357	9%	3%	291	7%	3%	265	7%	5%
Collateral and consumer loans	130	3%	13%	224	6%	14%	109	3%	14%
Commercial and municipal loans	850	22%	6%	963	24%	6%	1,058	26%	4%
Impaired loans	46	1%		—	—		142	3%
Unallocated	—			—	—		—	—

Allowance	$3,975	100%	100%	$4,022	100%	100%	$4,019	100%	100%

Allowance as a percentage of total loans	0.80%			0.86%			0.97%

Management’s Discussion and Analysis (continued)

	2003			2002
Real estate loans -
Conventional	$2,405	62%	78%	$2,763	71%	80%
Construction	251	6%	4%	207	5%	5%
Collateral and consumer loans	114	3%	13%	155	4%	10%
Commercial and municipal loans	1,012	26%	5%	723	19%	5%
Impaired loans	117	3%		28	1%
Unallocated	—	—		—	—

Allowance	$3,899	100%	100%	$3,876	100%	100%

Allowance as a percentage of total loans	1.12%			1.21%

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

Noninterest Income and Expense

Total noninterest income increased $1,766,175, or 42.99%, to $5,874,560 at December 31, 2006. Customer service fees increased $1,436,851, or 55.50%, due to an increase in fees on the Bank’s overdraft protection program. Net gain on sales and calls of securities increased in the amount of $20,741, or 41.21%. Net gain on sale of loans increased by $217,862, or 39.85%, as the Bank increased its gain per loan sold. The Bank sold $38.2 million of loans in 2006 as compared to $59.3 million of sold loans during 2005. The decrease was due in part to a slow down in mortgage refinancings attributable to a slowing housing market. Rental income increased in the amount of $84,564, or 17.88%, as the Bank bought an investment property located in Hillsborough, NH. In addition, the realized gain in Charter Holding Corp. increased by $86,030, or 83.24%, to $189,378 at December 31, 2006, from $103,348 at December 31, 2005. Brokerage service income decreased in the amount of $86,289, or 32.72%, to $177,416 for the year ended December 31, 2006 as compared to $263,705 for the year ended December 31, 2005 due to a reduction in the number of licensed representatives employed by the Bank. Two of the three licensed representatives resigned their positions with the Bank, and the Bank elected not to replace them.

Total noninterest expenses increased $1,566,029, or 10.47%, to $16,517,949 for 2006 from $14,951,920 for 2005.

•

Salaries and employee benefits increased by $776,194, or 9.74%, to $8,742,542 for 2006 from $7,966,348 for 2005. Gross salaries and benefits paid increased by $475,329, or 5.27%, to $9,488,941 for 2006, compared to $9,013,612 for 2005. In addition to normal salary and benefit increases, new staff positions were added to the Bank as a result of the opening of a new branch office in Milford, NH. The deferral of expenses in conjunction with the origination of loans decreased by $300,865, or 28.73%, to $746,399 in 2006 from $1,047,264 for 2005. This change was due to the lower volume of loan originations in 2006 as compared to 2005, which results in a lower amount of deferred expenses associated with origination costs associated with salary and employee benefits.

•	Occupancy and equipment expenses increased by $244,602, or 10.21%, to $ 2,641,004, as the Bank absorbed a full year of operating expenses after the opening of three new branches during 2005.

•	Advertising and promotion decreased in the amount of $101,799, or 24.07%, to $321,097, due to the absence of expenses associated with promoting the opening of the three new branch offices during 2005.

•	Professional fees decreased by $13,148, or 2.34% to $547,570.

•	Data processing and outside services fees increased by $58,969, or 10.14%, to $640,349, due to higher fees charged by the Bank’s software vendor.

Management’s Discussion and Analysis (continued)

•	ATM processing fees increased by $20,579, or 5.44%, to $399,108 due to the increase in ATM transactions.

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income increased in the amount of $143,234, or 310.80%, to $189,320 due to lower mortgage servicing rights resulting from a lower volume of sold loans.

•

Other expenses increased in the amount of $413,112, or 18.19%, to $2,684,540 for 2006 from $2,271,428 for 2005, due in part to normal increases in postage, telephone usage, and check charge-offs. In addition, expenses associated with the Bank’s overdraft protection program increased as the Bank experienced a full year of operating expenses.

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN 46, also referred to as Interpretation 46 (R) (FIN 46(R)).

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 (SOP 03-3) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 29 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004, includes net deferred income tax expense of $187,120, $91,565, and $378,216, respectively. These amounts were determined by the liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2005 and 2004

In 2005, the Company earned $5,524,288, or $1.29 per common share, assuming dilution, compared to $5,098,093 or $1.20 per common share, assuming dilution, in 2004. The increase in earnings in 2005 was due to the absence of a one-time, non-recurring, pre-tax expense in the amount of $758,408 incurred during 2004 resulting from the redemption of the Company’ $16,400,000 of Trust Preferred Securities. The Bank’s servicing portfolio on sold loans increased to $304,267,740 as of December 31, 2005, from $293,569,964 as of December 31, 2004. During 2005, the Bank originated $248.4 million in total loans, as compared to $282.1 million in total loans during 2004. Rising interest rates during 2005 continued to temper the refinance boom of 2004.

Financial Condition

Total assets increased by $54,664,599, or 9.18%, from $595,514,082 at December 31, 2004 to $650,178,681 at December 31, 2005. Cash and FHLB overnight deposits increased $4,801,809. Net loans receivable and loans held-for-sale increased by $50,310,546, or 12.12%, to $465,413,836 at December 31, 2005 from $415,103,290 at December 31, 2004.

Total gross loans, excluding loans held-for-sale, increased $49,303,403, or 11.85%, to $465,383,129 at December 31, 2005 from $416,079,726 at December 31, 2004. The increase was attributed to increases of $30,537,359, or 8.93%, in real estate mortgage loans (including conventional, construction, and commercial). In particular, the Bank’s commercial real estate portfolio increased $13,603,542, or 15.70%, to $100,264,007. Consumer loans increased $6,943,235, or 12.09%, to $64,392,818, due to a demand for the Bank’s Home Equity Line of Credit product. The continued favorable interest rate environment made the above loan offerings very attractive. Sold loans totaled $304,267,740 at year-end 2005, compared to $293,569,964, at year-end 2004. Sold loans are loans originated by the Bank and sold to Freddie Mac with the Bank retaining the servicing of these loans. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years.

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

Investments in real estate increased $1,596,729 from $357,119 at December 31, 2004 to $1,953,848 at December 31, 2005. In August of 2005, the Bank purchased commercial real estate property located in Hillsborough, NH, where one of the Bank’s branch offices is located.

Total deposits increased by $31,565,324, or 7.29%, to $464,636,904 as of December 31, 2005, from $433,071,580 as of December 31, 2004. The increase in deposits was helped in part by the opening of three new branch offices during 2005.

Advances from the FHLB increased by $25,000,000, or 33.33%, to $100,000,000 at December 31, 2005 from $75,000,000 at December 31, 2004. The Bank used the proceeds from the advances to fund loan demand. The weighted average interest rate for the outstanding FHLB advances was 4.11% as of December 31, 2005, as compared to the average 2.53% as of December 31, 2004.

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

Total interest expense increased $2,399,106, or 36.81%, for the year ended December 31, 2005. Interest on deposits increased by $1,135,965, or 35.55%, because the Bank’s certificates of deposit (CD) matured and re-priced into higher yielding term deposits. In addition, the Bank was unable to lag deposit re-pricing due to competitive pressures. Interest on advances and other borrowed money increased by $1,801,639, or 150.08%, to $3,002,106 for the year ended December 31, 2005 from $1,200,467 for the year ended December 31, 2004. FHLB advances outstanding increased to $100,000,000 at December 31, 2005 from $75,000,000 at December 31, 2004 as the Bank used the increased proceeds from the advances to fund loan growth.

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

Allowance and Provision for Loan Losses

At December 31, 2005 the allowance for loan losses was $4,022,341 compared to $4,019,450 at year- end 2004. The increase is due to the introduction of a fee for service overdraft privilege program in 2005 and

Management’s Discussion and Analysis (continued)

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

Loans 30 to 89 days past due were $2,278,612 and $2,705,154 at December 31, 2005 and 2004, respectively. Total non-performing loans amounted to $278,422 and $293,203 at December 31, 2005 and 2004, respectively. At the end of 2005, non-performing loans consisted entirely of loans over 90 days past due. At year-end 2004 non-performing loans included $243,809 of loans over 90 days past due and $49,394 of non-accrual impaired loans. Non-accrual impaired loans were liquidated in 2005. Loans over 90 days past due increased $34,613 to $278,422 as of December 31, 2005. As a percent of assets, non-performing loans dropped from 0.05% to 0.04% at year-end 2005. Non-performing loans as a percent of total loans fell from 0.07% to 0.06% at the end of 2005. The bank had no other real estate owned or repossessed assets at year-end 2005 or 2004. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2005 and 2004 interest income on such loans would have amounted to approximately $6,800 and $7,000, respectively.

As of December 31, 2005 there were no other loans not included in the tables on page 15 or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Management’s Discussion and Analysis (continued)

deferral of expenses in conjunction with the origination of loans decreased by $504,406, or 32.51%, to $1,047,264 for 2005, from $1,551,670 for 2004. This change was due to the lower volume of loan originations in 2005 as compared to 2004, which results in a lower amount of deferred expenses associated with origination costs.

•	Occupancy and equipment expenses increased by $84,838, or 3.67%, to $ 2,396,402, primarily due to the opening of three new branches.

•	Advertising and promotion increased in the amount of $114,253, or 37.02%, to $422,896, as the Bank heavily promoted the opening of the three new branch offices during 2005.

•	Professional fees increased $34,663, or 6.59% to $560,718, due in part to the hiring of an employee recruitment agency.

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

T he Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 13, 2007

N ew Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2006	2005
ASSETS
Cash and due from banks	$17,146,780	$16,345,434
Federal Home Loan Bank overnight deposit	17,800,000	10,000,000

Total cash and cash equivalents	34,946,780	26,345,434
Securities available-for-sale	91,522,303	113,595,133
Federal Home Loan Bank stock	7,540,600	5,707,500
Loans held-for-sale	1,770,500	2,263,300
Loans receivable, net of the allowance for loan losses of $3,975,122 as of December 31, 2006 and $4,022,341 as of December 31, 2005	492,711,797	463,150,536
Accrued interest receivable	2,381,693	2,282,737
Premises and equipment, net	12,830,316	11,332,960
Investments in real estate	3,236,784	1,953,848
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,140,320	3,139,971
Other assets	9,809,921	8,267,246

Total assets	$672,031,030	$650,178,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$38,663,553	$46,263,562
Interest-bearing	426,842,267	418,373,342

Total deposits	465,505,820	464,636,904
Federal Home Loan Bank advances	120,000,000	100,000,000
Securities sold under agreements to repurchase	8,881,864	11,872,717
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	8,613,940	6,322,511

Total liabilities	623,621,624	603,452,132

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 4,293,580 shares issued and 4,180,080 shares outstanding as of December 31, 2006 and 4,227,980 shares issued and 4,219,980 shares outstanding as of December 31, 2005	42,936	42,280
Paid-in capital	17,930,597	17,025,045
Retained earnings	33,941,729	31,048,903
Accumulated other comprehensive loss	(1,707,556)	(1,276,713)
Treasury stock, 113,500 shares as of December 31, 2006 and 8,000 shares as of December 31, 2005	(1,798,300)	(112,966)

Total shareholders’ equity	48,409,406	46,726,549

Total liabilities and shareholders’ equity	$672,031,030	$650,178,681

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2006	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$28,400,440	$23,772,395	$20,087,762
Interest on debt investments
Taxable	4,245,614	4,494,920	5,006,925
Dividends	617,628	263,586	138,797
Other	410,085	100,125	51,100

Total interest and dividend income	33,673,767	28,631,026	25,284,584

INTEREST EXPENSE
Interest on deposits	7,746,121	4,331,043	3,195,078
Interest on advances and other borrowed money	5,525,067	3,002,106	1,200,467
Interest on debentures	1,464,302	1,239,625	1,967,354
Interest on securities sold under agreements to repurchase	525,097	343,582	154,351

Total interest expense	15,260,587	8,916,356	6,517,250

Net interest and dividend income	18,413,180	19,714,670	18,767,334
PROVISION FOR LOAN LOSSES	230,011	88,500	74,997

Net interest and dividend income after provision for loan losses	18,183,169	19,626,170	18,692,337

NONINTEREST INCOME
Customer service fees	4,025,928	2,589,077	2,069,598
Net gain on sales and calls of securities	71,069	50,328	392,813
Net gain on sales of loans	764,592	546,730	595,231
Gain on sale of investment in real estate	82,633	—	—
Rental income	555,948	471,384	495,319
Realized gain in Charter Holding Corp.	189,378	103,348	155,278
Brokerage service income	177,416	263,705	192,617
Other income	7,596	83,813	173,711

Total noninterest income	5,874,560	4,108,385	4,074,567

NONINTEREST EXPENSES
Salaries and employee benefits	8,742,542	7,966,348	6,789,734
Occupancy and equipment expenses	2,641,004	2,396,402	2,311,564
Advertising and promotion	321,097	422,896	308,643
Professional services	547,570	560,718	526,055
Data processing and outside services fees	640,349	581,380	588,772
ATM processing fees	399,108	378,529	457,700
Amortization of mortgage servicing rights in excess of mortgage servicing income	189,320	46,086	208,376
Write-off of issuance cost due to prepayment of debentures	—	—	758,408
Supplies	352,419	328,133	318,521
Other expenses	2,684,540	2,271,428	2,237,528

Total noninterest expenses	16,517,949	14,951,920	14,505,301

INCOME BEFORE PROVISION FOR INCOME TAXES	7,539,780	8,782,635	8,261,603
PROVISION FOR INCOME TAXES	2,499,921	3,258,347	3,163,510

NET INCOME	$5,039,859	$5,524,288	$5,098,093

Earnings per common share	$1.20	$1.31	$1.23

Earnings per common share, assuming dilution	$1.17	$1.29	$1.20

Dividends declared per common share	$.52	$.50	$.45

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2006	2005	2004
COMMON STOCK
Balance, beginning of year	$42,280	$41,672	$25,429
Exercise of stock options (65,600 shares in 2006, 60,800 shares in 2005 and 149,800 shares in 2004)	656	608	749
Retirement of treasury stock	—	—	(5,342)
Stock split in form of stock dividend	—	—	20,836

Balance, end of year	$42,936	$42,280	$41,672

PAID-IN CAPITAL
Balance, beginning of year	$17,025,045	$16,308,031	$19,510,646
Increase on issuance of common stock from the exercise of stock options	784,469	592,737	1,397,249
Tax benefit for stock options	93,033	124,277	284,403
Stock-based compensation (SFAS 123R)	28,050	—	—
Retirement of treasury stock	—	—	(4,884,267)

Balance, end of year	$17,930,597	$17,025,045	$16,308,031

RETAINED EARNINGS
Balance, beginning of year	$31,048,903	$27,622,080	$24,404,156
Net income	5,039,859	5,524,288	5,098,093
Cash dividends paid	(2,147,033)	(2,097,465)	(1,859,333)
Stock split in form of stock dividend	—	—	(20,836)

Balance, end of year	$33,941,729	$31,048,903	$27,622,080

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(1,276,713)	$(136,766)	$73,974
Net unrealized holding income (loss) on securities available-for-sale, net of tax effect	212,287	(1,139,947)	(210,740)
Adjustment to initially apply FASB Statement No. 158, net of tax	(643,130)	—	—

Balance, end of year	$(1,707,556)	$(1,276,713)	$(136,766)

TREASURY STOCK
Balance, beginning of year	$(112,966)	$—	$(4,889,609)
Shares repurchased, (105,500 shares in 2006, 8,000 shares in 2005 and 0 shares in 2004)	(1,685,334)	(112,966)	—
Shares retired, (0 shares in 2006 and 2005 and 534,218 shares in 2004)	—	—	4,889,609

Balance, end of year	$(1,798,300)	$(112,966)	$—

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2006	2005	2004
Net income	$5,039,859	$5,524,288	$5,098,093
Other comprehensive loss, net of tax effect	(430,843)	(1,139,947)	(210,740)

Comprehensive income	$4,609,016	$4,384,341	$4,887,353

Reclassification disclosure for the years ended December 31:

	2006	2005	2004
Net unrealized holding gains (losses) on available-for-sale securities	$422,595	$(1,837,314)	$43,848
Reclassification adjustment for realized gains in net income	(71,069)	(50,328)	(392,813)

Other comprehensive income (loss) before income tax effect	351,526	(1,887,642)	(348,965)
Income tax (expense) benefit	(139,239)	747,695	138,225

	212,287	(1,139,947)	(210,740)

Adjustment to initially apply FASB Statement No. 158	(1,064,960)	—	—
Income tax benefit	421,830	—	—

	(643,130)	—	—

Other comprehensive loss, net of tax	$(430,843)	$(1,139,947)	$(210,740)

Accumulated other comprehensive loss consists of the following as of December 31:

	2006	2005	2004
Net unrealized holding losses on available-for-sale securities, net of taxes	$(1,064,426)	$(1,276,713)	$(136,766)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(643,130)	—	—

Accumulated other comprehensive loss	$(1,707,556)	$(1,276,713)	$(136,766)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$5,039,859	$5,524,288	$5,098,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,346,924	1,258,117	1,219,145
Net decrease in mortgage servicing rights	234,347	145,035	53,164
Amortization of securities, net	541,592	541,705	700,566
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,693	27,948
Write-off of issuance cost due to prepayment of debentures	—	—	758,408
Amortization of fair value adjustments, net	12,074	12,074	12,073
Net decrease (increase) in loans held-for-sale	492,800	(968,300)	(425,460)
Net (gain) loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(82,633)	(2,500)	44,104
Net gain on sales and calls of debt securities	(71,069)	(50,328)	(392,813)
Increase in investment in Charter Holding Corp., at equity	(349)	(4,137)	(10,879)
Provision for loan losses	230,011	88,500	74,997
Deferred tax expense	187,120	91,565	378,216
(Increase) decrease in accrued interest receivable and other assets	(1,073,340)	(747,786)	871,120
Change in deferred loan origination costs, net	48,835	(41,734)	(363,267)
Increase (decrease) in accrued expenses and other liabilities	2,386,900	(2,360,875)	1,218,561
Stock-based compensation expense	28,050	—	—

Net cash provided by operating activities	9,331,814	3,496,317	9,263,976

Cash flows from investing activities:
Proceeds from sale of equipment	—	2,500	23,000
Proceeds from sale of investment in real estate	269,590	—	377,734
Capital expenditures - investment in real estate	(1,528,131)	(1,617,496)	(48,985)
Capital expenditures - software	(133,458)	(96,298)	—
Capital expenditures - premises and equipment	(2,437,842)	(2,493,973)	(1,436,944)
Investment in unconsolidated subsidiaries	—	—	(620,000)
Proceeds from maturities of securities held-to-maturity	—	—	3,000,000
Proceeds from sales of securities available-for-sale	5,071,069	—	28,635,547
Purchases of securities available-for-sale	(6,393,630)	(35,104,977)	(73,050,663)
Proceeds from maturities of securities available-for-sale	23,276,394	37,672,136	46,227,984
Purchases of Federal Home Loan Bank stock	(1,833,100)	(828,300)	(2,711,400)
Loan originations and principal collections, net	(23,883,291)	(42,442,901)	(66,031,932)
Purchases of loans	(6,158,678)	(6,996,461)	(2,987,986)
Recoveries of loans previously charged off	189,788	38,276	60,540
Purchase of other investments	(2,000,000)	—	—

Net cash used in investing activities	(15,561,289)	(51,867,494)	(68,563,105)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2006	2005	2004
Cash flows from financing activities:
Net (decrease) increase in demand deposits, savings and NOW accounts	(43,261,994)	(7,788,484)	14,388,246
Net increase (decrease) in time deposits	44,130,910	39,353,808	(9,793,213)
Redemption of capital debentures	—	—	(16,400,000)
Proceeds from issuance of subordinated debentures	—	—	20,299,196
Decrease in short-term advances from Federal Home Loan Bank	(25,000,000)	(5,000,000)	(19,000,000)
Principal advances from Federal Home Loan Bank	65,000,000	95,000,000	75,000,000
Repayment of advances from Federal Home Loan Bank	(20,000,000)	(65,000,000)	(3,000,000)
Net (decrease) increase in repurchase agreements	(2,990,853)	(1,775,252)	1,283,845
Repurchase of treasury stock	(1,685,334)	(112,966)	—
Dividends paid	(2,147,033)	(2,097,465)	(1,859,333)
Proceeds from exercise of stock options	785,125	593,345	1,397,998

Net cash provided by financing activities	14,830,821	53,172,986	62,316,739

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,601,346	4,801,809	3,017,610
CASH AND CASH EQUIVALENTS, beginning of year	26,345,434	21,543,625	18,526,015

CASH AND CASH EQUIVALENTS, end of year	$34,946,780	$26,345,434	$21,543,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,744,455	$8,566,691	$6,450,630

Income taxes paid	$2,340,035	$3,461,426	$2,140,386

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from premises and equipment to investments in real estate	$—	$—	$225,446

The accompanying notes are an integral part of these consolidated financial statements.

N otes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (“Bank”), a federal stock savings bank, operates eighteen branches primarily in Grafton, Hillborough, Sullivan, and Merrimack Counties in west central New Hampshire. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, NHTB Capital Trust I, Lake Sunapee Group, Inc. (LSGI), which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (LSFSC), which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. NHTB Capital Trust I, a subsidiary of the Company, was formed to sell capital securities to the public. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank (FHLB) overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2006 and 2005 includes $4,997,000 and $6,224,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value. There were no write-downs for the years ended 2006, 2005 and 2004.

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

Notes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies: (continued)

Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at an additional cost of $3,033,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with Jefferson-Pilot Securities Corporation.

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

At December 31, 2006 and 2005 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Notes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies: (continued)

Real estate owned and property acquired in settlement of loans - The Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at the lower of fair value minus estimated costs to sell or the outstanding balance of the loan. All properties are periodically reviewed and declines in the value of the property are charged against income.

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

Notes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies: (continued)

Stock based compensation - At December 31, 2006, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment,” to stock-based employee compensation during the years ended December 31, 2005 and 2004.

For the years ended December 31,	2005	2004
Net income, as reported	$5,524,288	$5,098,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	635,490	—

Pro forma net income	$4,888,798	$5,098,093

Earnings per share:
Basic - as reported	$1.31	$1.23
Basic - pro forma	$1.16	$1.23
Diluted - as reported	$1.29	$1.20
Diluted - pro forma	$1.14	$1.20

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies: (continued)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or result of operations.

NOTE 2. Issuance of Capital Securities:

In August, 1999, NHTB Capital Trust I (Trust I), a wholly owned subsidiary of the Company, sold capital securities to the public. The capital securities sold consisted of 1,640,000 9.25% Capital Securities I with a $10.00 liquidation amount for each capital security, for a total of $16,400,000. The capital securities were fully guaranteed by the Company. Each capital security paid a cumulative quarterly distribution at the annual rate of 9.25% of the liquidation amounts. Each capital security represented an undivided preferred beneficial interest in the assets of Trust I. Trust I used the proceeds of the above sale and the proceeds of the sale of its common securities to the Company to buy $16,907,300 of 9.25% subordinated debentures (Debentures I) issued by the Company. These Debentures I were due to mature on September 20, 2029. The Debentures I had the same financial terms as the capital securities. The Company made interest payments and other payments under Debentures I to Trust I. The Company’s obligations under the Debentures I were unsecured and ranked junior to all of the Company’s other borrowings, except borrowings that by their terms ranked equal or junior to the subordinated debentures. The Company guaranteed the payment by Trust I of the amounts that were required to be paid on the capital securities, to the extent that Trust I had funds available for such payments.

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

On March 30, 2004, NHTB Capital Trust II (Trust II), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (Capital Securities II). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (Debentures II) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by Trust I, which were callable on September 30, 2004. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Notes to Consolidated Financial Statements

NOTE 2. Issuance of Capital Securities: (continued)

On March 30, 2004, NHTB Capital Trust III (Trust III), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (Capital Securities III). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (Debentures III) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III are being used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2006:
Bonds and notes -
U. S. Government, including agencies	$23,474,124	$—	$350,686	$23,123,438
Mortgage-backed securities	53,988,152	16,457	1,497,177	52,507,432
Other bonds and debentures	9,338,228	169	86,633	9,251,764
Preferred stock with maturities	6,000,000	10,400	4,001	6,006,399
Equity securities	484,386	148,884	—	633,270

Total available-for-sale	$93,284,890	$175,910	$1,938,497	$91,522,303

December 31, 2005:
Bonds and notes -
U. S. Government, including agencies	$29,492,908	$—	$591,814	$28,901,094
Mortgage-backed securities	58,207,406	—	1,554,749	56,652,657
Other bonds and debentures	21,524,546	24,101	162,265	21,386,382
Preferred stock with maturities	6,000,000	28,000	—	6,028,000
Equity securities	484,386	142,614	—	627,000

Total available-for-sale	$115,709,246	$194,715	$2,308,828	$113,595,133

Notes to Consolidated Financial Statements

NOTE 3. Securities: (continued)

For the year ended December 31, 2006, proceeds from sales of debt securities available-for-sale amounted to $5,071,069. Gross gains of $71,069 were realized during 2006 on sales of available-for-sale debt securities. The tax provision applicable to these gross realized gains amounted to $28,151. There were no sales of available-for-sale debt securities during 2005. For the year ended December 31, 2004, proceeds from sales of debt securities available-for-sale amounted to $28,635,547. Gross gains of $369,494 and gross losses of $8,757 were realized during 2004 on sales of available-for-sale debt securities. The tax provision applicable to these net realized gains amounted to $142,888. There were no sales of available-for-sale equity securities during 2006, 2005 and 2004.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2006:

Fair Value
U.S. Government, including agencies	$10,393,750
Other bonds and debentures	2,997,753

Total due in less than one year	$13,391,503

U.S. Government, including agencies	$12,729,688
Other bonds and debentures	5,314,011

Total due after one year through five years	$18,043,699

Other bonds and debentures	$650,000

Total due after five years through ten years	$650,000

Preferred stock with maturities	$6,006,399
Other bonds and debentures	290,000

Total due after ten years	$6,296,399

The aggregated cost basis and fair value of issuers which exceeded 10% of shareholders’ equity were as follows as of December 31, 2006:

	Amortized Cost	Fair Value
USB Capital VIII	$5,000,000	$4,995,999

Securities, carried at $72,369,317 and $83,059,829 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2006 and 2005, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2006:

	Less than 12 Months		12 Months or Longer				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
Bonds and notes -
Preferred stock with maturities	$4,995,999	$4,001	$		$		$4,995,999	$4,001
U.S. Government, including agencies	—	—		23,123,438		350,686	23,123,438	350,686
Mortgage-backed securities	—	—		46,215,759		1,497,177	46,215,759	1,497,177
Other bonds and debentures				8,021,595		86,633	8,021,595	86,633

Total temporarily impaired securities	$4,995,999	$4,001		$77,360,792		$1,934,496	$82,356,791	$1,938,497

Notes to Consolidated Financial Statements

NOTE 3. Securities: (continued)

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2006 consist of debt securities issued by U.S. government corporations and agencies and corporate debt with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term. As company management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2006	2005
Real estate loans
Conventional	$281,755,301	$259,040,247
Construction	17,109,129	13,080,027

Commercial	103,246,827	100,264,007

	402,111,257	372,384,281
Consumer loans	63,276,967	64,392,818
Commercial and municipal loans	29,521,562	28,557,736
Unamortized adjustment to fair value	36,220	48,294

Total loans	494,946,006	465,383,129
Allowance for loan losses	(3,975,122)	(4,022,341)
Deferred loan origination costs, net	1,740,913	1,789,748

Loans receivable, net	$492,711,797	$463,150,536

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2006	2005	2004
BALANCE, beginning of year	$4,022,341	$4,019,450	$3,898,650
Charged-off loans	(467,018)	(123,885)	(14,737)
Recoveries of loans previously charged-off	189,788	38,276	60,540
Provision for loan losses charged to income	230,011	88,500	74,997

BALANCE, end of year	$3,975,122	$4,022,341	$4,019,450

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2006. Total loans to such persons and their companies amounted to $1,146,178 as of December 31, 2006. During 2006 principal advances of $788,370 were made and principal payments totaled $2,591,722.

Notes to Consolidated Financial Statements

NOTE 4. Loans receivable: (continued)

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

		December 31,
		2006	2005
Total nonaccrual loans		$753,992	$278,422

Accruing loans which are 90 days or more overdue		$—	$—

Impaired loans as of December 31,		2006	2005
Recorded investment in impaired loans at December 31		$305,307	$—
Portion of allowance for loan losses allocated to impaired loans		$45,796	$—
Net balance of impaired loans		$259,511	$—
Recorded investment in impaired loans with a related allowance for credit losses		$305,307	$—

Years Ended December 31,	2006	2005	2004
Average recorded investment in impaired loans	$211,849	$335,434	$479,096
Interest income recognized on impaired loans	$16,851	$22,285	$50,701
Interest income recognized on impaired loans on a cash basis	$16,851	$22,285	$2,748

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

	2006	2005
Sold loans	$300,019,470	$304,267,740

Participation loans	$23,105,301	$15,987,416

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2006 and 2005 was $1,901,927 and $2,136,274, respectively.

Servicing rights of $1,321,488, $617,167 and $859,564 were capitalized in 2006, 2005 and 2004, respectively. Amortization of capitalized servicing rights was $1,559,508 in 2006, $781,975 in 2005 and $944,959 in 2004.

The fair value of capitalized servicing rights was $3,863,843 and $3,306,858 as of December 31, 2006 and 2005, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2006	2005
Balance, beginning of year	$9,111	$28,884
Decrease	(3,673)	(19,773)

Balance, end of year	$5,438	$9,111

Notes to Consolidated Financial Statements

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2006	2005
Land and land improvements	$1,622,126	$1,269,548
Buildings and premises	13,346,295	11,742,199
Furniture, fixtures and equipment	6,698,136	6,223,161

	21,666,557	19,234,908
Less - Accumulated depreciation	8,836,241	7,901,948

	$12,830,316	$11,332,960

Depreciation expense amounted to $940,486, $861,490 and $797,630 for the years ending December 31, 2006, 2005 and 2004, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2006	2005
Land and land improvements	$411,828	$430,017
Building	2,978,713	1,718,584

	3,390,541	2,148,601
Less - Accumulated depreciation	153,757	194,753

	$3,236,784	$1,953,848

Rental income from investment in real estate amounted to $129,997, $48,066 and $31,497 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense amounted to $58,238, $20,767 and $15,648 for the years ending December 31, 2006, 2005 and 2004, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

	2006	2005
Demand deposits	$38,663,553	$46,263,562
Savings	87,333,708	107,246,679
N.O.W.	129,163,343	131,746,746
Money market	25,275,784	38,441,395
Time deposits	185,069,432	140,938,522

	$465,505,820	$464,636,904

The following is a summary of maturities of time deposits as of December 31, 2006:

2007	$172,195,366
2008	12,132,040
2009	544,373
2010	38,863
2011	158,790

$185,069,432

Notes to Consolidated Financial Statements

NOTE 7. Deposits: (continued)

Interest expense by major category of interest-bearing deposits is summarized as follows for the year ended December 31:

	2006	2005	2004
Time deposits	$6,002,063	$2,812,614	$2,004,188
N.O.W.	899,643	714,966	283,132
Money market	181,740	295,793	480,615
Savings	662,675	507,670	427,143

	$7,746,121	$4,331,043	$3,195,078

Deposits from related parties held by the Bank as of December 31, 2006 and 2005 amounted to $2,954,514 and $3,996,070, respectively.

As of December 31, 2006 and 2005, time deposits include $64,612,324 and $38,829,203, respectively of certificates of deposit with a minimum balance of $100,000. Generally, deposits in excess of $100,000 are not federally insured.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2006 are summarized as follows:

2007	$70,000,000
2008	50,000,000

$120,000,000

At December 31, 2006, the interest rates on FHLB advances ranged from 4.48% to 5.48%. The weighted average interest rate at December 31, 2006 is 5.06%.

A $30,000,000 advance maturing in 2008 has a capped interest rate of 4.48% for the life of the advance. As of December 31, 2006, the advance has reached the maximum interest rate of 4.48%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2006 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

Notes to Consolidated Financial Statements

NOTE 10. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2006	2005	2004
Current tax expense	$2,312,801	$3,166,782	$2,785,294
Deferred tax expense	187,120	91,565	378,216

Total income tax expense	$2,499,921	$3,258,347	$3,163,510

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2006	2005	2004
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(1.1)	(.6)	(.3)
Dividends received deduction	(2.8)	(.7)	(1.2)
Other, net	3.1	4.4	5.7

Effective tax rates	33.2%	37.1%	38.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2006	2005
Deferred tax assets:
Interest on non-performing loans	$11,527	$2,141
Allowance for loan losses	1,341,796	1,279,908
Deferred compensation	141,814	130,322
Deferred retirement expense	228,095	189,811
Accrued directors fees	50,679	48,113
Net unrealized holding loss on securities available-for-sale	698,161	837,400
Unrecognized employee benefits under SFAS No. 158	421,830	—
Other	30,287	16,154

Gross deferred tax assets	2,924,189	2,503,849

Deferred tax liabilities:
Deferred loan costs, net of fees	(689,268)	(708,919)
Prepaid pension	(1,285,801)	(1,008,665)
Accelerated depreciation	(528,639)	(675,196)
Purchased goodwill	(1,480,360)	(1,184,288)
Mortgage servicing rights	(753,353)	(846,178)
Other	(10,694)	—

Gross deferred tax liabilities	(4,748,115)	(4,423,246)

Net deferred tax liability	$(1,823,926)	$(1,919,397)

As of December 31, 2006, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 11. Stock compensation plans:

At December 31, 2006, the Company has three fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2006, 225,510 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

Notes to Consolidated Financial Statements

NOTE 11. Stock compensation plans: (continued)

There were 7,500 options granted in 2006 and 199,500 options granted in 2005. The fair value of each option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Weighted risk-free interest rate	4.60%	4.60%	—
Weighted expected life	10 years	10 years	—
Weighted expected volatility	24.44%	26.55%	—
Weighted expected dividend yield	3.39% per year	3.39% per year	—

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	511,700	$11.95	373,000	$10.90	522,800	$10.45
Granted	7,500	15.30	199,500	13.25	—	—
Forfeits	(6,800)	13.05	—		—	—
Exercised	(65,600)	11.97	(60,800)	9.76	(149,800)	9.33

Outstanding at end of year	446,800	$11.99	511,700	$11.95	373,000	$10.90

Options exercisable at year-end	446,800		511,700		373,000
Weighted-average fair value of options granted during the year	$3.74		$3.45		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2006:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/06	Remaining Contractual Life
$7.375	27,000	2.5 years
9.125	63,000	5.5 years
10.50	49,000	1 year
13.05	132,300	6.8 years
13.25	168,000	8.8 years
15.30	7,500	9.9 years

	446,800	6.5 years

NOTE 12. Employee benefit plans:

Defined benefit pension plan - The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates. In December 2006, the Company elected to suspend the plan so that employees no longer earn additional benefits for future service under this plan.

Notes to Consolidated Financial Statements

NOTE 12. Employee benefit plans: (continued)

The following tables set forth information about the plan, using a measurement date of December 31 for 2006 and November 30 for 2005 and 2004:

	Year Ended December 31,	Years Ended November 30,
	2006	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,554,781	$5,282,443	$4,357,510
Service cost	467,458	450,044	442,543
Interest cost	340,938	304,380	305,205
Actuarial loss (gain)	431,469	(33,030)	601,796
Benefits paid	(532,299)	(449,056)	(272,556)
Plan amendments	—	—	(152,055)
Curtailment gain	(1,382,885)	—	—

Benefit obligation at end of year	4,879,462	5,554,781	5,282,443

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,752,429	5,412,640	5,056,841
Actual return on plan assets	699,864	259,557	272,029
Employer contribution	1,140,658	529,288	356,326
Benefits paid	(532,299)	(449,056)	(272,556)

Fair value of plan assets at end of year	7,060,652	5,752,429	5,412,640

Funded status	2,181,190	197,648	130,197
Unrecognized net loss	N/A	2,325,999	2,256,178
Unrecognized prior service cost	N/A	22,836	22,629

Funded status or prepaid pension cost recognized	$2,181,190	$2,546,483	$2,409,004

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet as of December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Asset for pension benefits	$3,246,150	$(1,064,960)	$2,181,190
Total assets	673,095,990	(1,064,960)	672,031,030
Deferred income tax liability	2,257,751	(421,830)	1,823,926
Total liabilities	624,043,454	(421,830)	623,621,624
Accumulated other comprehensive loss	1,064,426	643,130	1,707,556
Total stockholders’ equity	49,052,536	(643,130)	48,409,406

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial loss of $1,064,960 as of December 31, 2006.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 4.00% at December 31, 2006, respectively, and 6.25% and 3.5%, respectively, at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements

NOTE 12. Employee benefit plans: (continued)

The accumulated benefit obligation for the defined benefit pension plan was $4,879,462 and $4,067,218 at December 31, 2006 and 2005, respectively.

Components of net periodic cost:

	Years Ended December 31,
	2006	2005	2004
Service cost	$467,458	$450,044	$442,543
Interest cost on benefit obligation	340,938	304,380	305,205
Expected return on assets	(500,803)	(449,401)	(413,929)
Amortization of unrecognized prior service cost	(207)	(207)	(207)
Amortization of unrecognized net loss	110,562	86,993	105,037
Curtailment expense-prior service cost	23,043	—	—

Net periodic cost	440,991	391,809	438,649

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Unrecognized net actuarial loss	1,064,960	—	—

Total recognized in other comprehensive loss	1,064,960	—	—

Total recognized in net period benefit cost and other comprehensive loss	$1,505,951	$391,809	$438,649

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 is $23,125.

For the years ended December 31, 2006, 2005 and 2004, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2006	2005	2004
Discount rate	6.25%	6.25%	6.25%
Increase in future compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Bank has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 2.0% to 3.5%. The long-term rate of return used by the Bank is 8.00%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2006	Percent	2005	Percent
Equity securities	$4,465,944	63.3%	$3,454,494	60.0%
Corporate debt securities	1,144,784	16.2	814,776	14.2
U.S. Government and agency securities	1,178,693	16.7	1,246,519	21.7
Money Market	271,231	3.8	236,640	4.1

Total	$7,060,652	100.0%	$5,752,429	100.0%

Equity securities include 30,000 shares of the Company’s common stock as of December 31, 2006 and 2005. The fair value of the shares on those dates was $480,000 (6.8% of total plan assets) and $420,000 (7.3% of total plan assets), respectively.

Notes to Consolidated Financial Statements

NOTE 12. Employee benefit plans: (continued)

The investment policy for the defined benefit pension plan sponsored by the Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2007 plan year and for the prior two years follows.

Target Percentage of Plan Assets Years Ended December 31,
Asset Category	2007	2006	2005
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank expects to contribute $0 to the defined benefit pension plan in 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2007	$127,079
2008	144,249
2009	145,055
2010	149,285
2011	149,378
Years 2012-2016	1,275,232

Profit Sharing - Stock Ownership Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2006, 2005 and 2004, participating employees’ contributions totaled $339,437, $358,181 and $336,034, respectively. The Bank made a matching contribution of $32,522 for 2006, $40,377 for 2005 and $30,000 for 2004. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

The Company and the Bank entered into parallel employment agreements (the Agreements) with the President and Chief Executive Officer of the Company and with the Executive Vice President and Chief Financial Officer of the Company. The Agreements are for a period of five years and extend automatically each day unless either the Company or the Executive give contrary written notice in advance. The Agreements provide for a salary and certain benefits.

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

Notes to Consolidated Financial Statements

NOTE 13. Commitments and contingencies: (continued)

As of December 31, 2006, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 30, 2007 and December 31, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2006:

2007	$269,253
2008	206,982
2009	176,969
2010	47,316
2011	47,316
Years thereafter	164,586

Total minimum lease payments	$912,422

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $282,932, $283,374 and $260,078 for the years ended December 31, 2006, 2006 and 2005, respectively.

NOTE 14. Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2006.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2006 includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

Notes to Consolidated Financial Statements

NOTE 15. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2006
Basic EPS
Net income and income available to common shareholders	$5,039,859	4,207,679	$1.20
Effect of dilutive securities, options		117,491

Diluted EPS
Income available to common shareholders and assumed conversions	$5,039,859	$4,325,170	$1.17

Year ended December 31, 2005
Basic EPS
Net income and income available to common shareholders	$5,524,288	4,202,833	$1.31
Effect of dilutive securities, options		94,045

Diluted EPS
Income available to common shareholders and assumed conversions	$5,524,288	$4,296,878	$1.29

Year ended December 31, 2004
Basic EPS
Net income and income available to common shareholders	$5,098,093	4,140,828	$1.23
Effect of dilutive securities, options		115,702

Diluted EPS
Income available to common shareholders and assumed conversions	$5,098,093	$4,256,530	$1.20

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank meets all capital requirements to which it is subject.

Notes to Consolidated Financial Statements

NOTE 16. Regulatory matters: (continued)

As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$53,790	11.92%	$35,890	≥8.0%	$44,863	≥10.0%
Core Capital (to Adjusted Tangible Assets)	53,463	8.12	26,347	≥4.0	32,934	≥5.0
Tangible Capital (to Tangible Assets)	53,463	8.12	9,880	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	53,463	11.99	N/A	N/A	26,918	≥6.0
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	51,368	11.31	35,246	≥8.0	44,058	≥10.0
Core Capital (to Adjusted Tangible Assets)	49,816	7.80	25,560	≥4.0	31,950	≥5.0
Tangible Capital (to Tangible Assets)	49,816	7.80	9,585	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	49,816	11.66	N/A	N/A	26,435	≥6.0

The following is a reconcilement of the Company’s total equity as presented in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2006		December 31, 2005
	Total Capital	Tier 1 Capital	Total Capital	Tier 1 Capital
Total equity	$64,729	$64,729	$60,893	$60,893
Accumulated other comprehensive loss	1,064	1,064	1,277	1,277
Allowable allowance for loan losses		3,951		3,990
Goodwill	(12,140)	(12,140)	(12,140)	(12,140)
Mortgage servicing asset	(190)	(190)	(214)	(214)
Equity investments and other assets		(3,624)		(2,438)

	$53,463	$53,790	$49,816	$51,368

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

Earnings per share was reduced by $1.23 basic and $1.20 assuming dilution in 2004. Dividends declared per share was reduced by $0.45 for 2004.

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

Notes to Consolidated Financial Statements

NOTE 18. Financial instruments: (continued)

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2006 and 2005, the maximum potential amount of the Company’s obligation was $1,898,879 and $1,848,697, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,946,780	$34,946,780	$26,345,434	$26,345,434
Securities available-for-sale	91,522,303	91,522,303	113,595,133	113,595,133
Federal Home Loan Bank stock	7,540,600	7,540,600	5,707,500	5,707,500
Loans held-for-sale	1,770,500	1,774,949	2,263,300	2,265,298
Loans, net	492,711,797	489,263,000	463,150,536	460,912,000
Accrued interest receivable	2,381,693	2,381,693	2,282,737	2,282,737
Financial liabilities:
Deposits	465,505,820	468,309,000	464,636,904	466,054,000
FHLB advances	120,000,000	119,895,000	100,000,000	99,645,000
Securities sold under agreements to repurchase	8,881,864	8,881,864	11,872,717	11,872,717
Subordinated debentures	20,620,000	20,178,000	20,620,000	19,854,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 1.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2006	2005
Commitments to extend credit	$23,456,508	$10,405,263

Letters of credit	$1,898,879	$1,848,697

Lines of credit	$82,446,418	$78,802,031

Unadvanced portion of construction loans	$13,421,303	$23,278,146

Notes to Consolidated Financial Statements

NOTE 19. Condensed parent company financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (Parent Company) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2006	2005
ASSETS
Cash in Lake Sunapee Bank	$1,281,908	$2,722,807
Investment in subsidiary, Lake Sunapee Bank	64,728,313	60,892,936
Investment in subsidiary, NHTB Capital Trust II	310,000	310,000
Investment in subsidiary, NHTB Capital Trust III	310,000	310,000
Deferred expenses	294,070	304,764
Advances to Lake Sunapee Bank	126,867	2,832,778
Other investments	2,000,000	—
Other assets	35,225	19,134

Total assets	$69,086,383	$67,392,419

LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Other liabilities	56,977	45,870

Total liabilities	20,676,977	20,665,870

SHAREHOLDERS’ EQUITY	48,409,406	46,726,549

Total liabilities and shareholders’ equity	$69,086,383	$67,392,419

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Dividends from subsidiary, Lake Sunapee Bank	$1,800,000	$2,500,000	$—
Dividends from subsidiaries, NHTB Capital Trust I, II and III	43,373	29,063	25,035
Investment interest income	124,417	—	—
Interest expense on subordinated debentures	1,464,302	1,257,994	1,939,406
Net operating income (loss) including tax benefit	270,150	256,010	(10,484)

Income (loss) before equity in undistributed earnings of subsidiaries	773,638	1,527,079	(1,924,855)
Equity in undistributed earnings of subsidiaries	4,266,221	3,997,209	7,022,948

Net income	$5,039,859	$5,524,288	$5,098,093

Notes to Consolidated Financial Statements

NOTE 19. Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,039,859	$5,524,288	$5,098,093
(Increase) decrease in accounts receivable	(19,675)	2,661	(2,363)
Increase in accrued interest payable	11,108	5,368	40,502
(Decrease) increase in taxes payable	—	(13,556)	297,959
Decrease in taxes receivable	96,618	109,550	2,747
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,693	27,948
Write off of issuance cost due to prepayment of debentures	—	—	758,408
Stock-based compensation expense	28,050	—	—
Equity in undistributed earnings of subsidiaries	(4,266,221)	(3,997,209)	(7,022,948)

Net cash provided by (used in) operating activities	900,432	1,641,795	(799,654)

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	—	—	(620,000)
Purchase of other investment	(2,000,000)	—	—
Net change in advances to subsidiary, Lake Sunapee Bank	2,705,911	(2,413,906)	14,413

Net cash provided by (used in) investing activities	705,911	(2,413,906)	(605,587)

Cash flows from financing activities:
Redemption of capital debentures	—	—	(16,400,000)
Proceeds from issuance of subordinated debentures	—	—	20,299,196
Proceeds from exercise of stock options	785,125	593,345	1,397,998
Dividends paid	(2,147,033)	(2,097,465)	(1,859,333)
Repurchase of treasury stock	(1,685,334)	(112,966)	—

Net cash (used in) provided by financing activities	(3,047,242)	(1,617,086)	3,437,861

Net (decrease) increase in cash	(1,440,899)	(2,389,197)	2,032,620
Cash, beginning of year	2,722,807	5,112,004	3,079,384

Cash, end of year	$1,281,908	$2,722,807	$5,112,004

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004, and therefore are not reprinted here.

Notes to Consolidated Financial Statements

NOTE 20. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2006 and 2005 follows:

	(In thousands, except earnings per share) 2006 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$7,967	$8,215	$8,755	$8,736
Interest expense	2,999	3,481	4,274	4,506

Net interest and dividend income	4,968	4,734	4,481	4,230
Provision for loan losses	40	69	51	70
Noninterest income	1,278	1,444	1,541	1,611
Noninterest expense	4,116	4,095	4,112	4,194

Income before income taxes	2,090	2,014	1,859	1,577
Income tax expense	719	627	641	513

Net income	$1,371	$1,387	$1,218	$1,064

Basic earnings per common share	$.32	$.33	$.29	$.26

Earnings per common share, assuming dilution	$.32	$.32	$.28	$.25

	(In thousands, except earnings per share) 2005 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$6,697	$6,981	$7,352	$7,601
Interest expense	1,781	2,097	2,412	2,626

Net interest and dividend income	4,916	4,884	4,940	4,975
Provision for loan losses	—	—	—	89
Noninterest income	779	880	1,165	1,284
Noninterest expense	3,651	3,707	3,872	3,722

Income before income taxes	2,044	2,057	2,233	2,448
Income tax expense	787	761	864	846

Net income	$1,257	$1,296	$1,369	$1,602

Basic earnings per common share	$.29	$.31	$.33	$.38

Earnings per common share, assuming dilution	$.29	$.30	$.32	$.38

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2006

SEC Commission File Number 17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0430695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9 Main Street, PO Box 9

Newport, New Hampshire 03773-0009

(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 863-0886

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	Nasdaq Global Market
Title of Class	Name of Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 20, 2007 there were issued and outstanding 4,068,878 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price of June 30, 2006, of $15.800 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $66.6 million.

Documents Incorporated By Reference:

Part III of Form 10-K – Portions of the proxy statement for the 2007 Annual Meeting of Stockholders

New Hampshire Thrift Bancshares, Inc.

PART I.

Item 1.	Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (NHTB), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC.

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire. The Company had assets of approximately $672.0 million as of December 31, 2006.

Through its subsidiary, Lake Sunapee Financial Services Corporation (LSFSC), the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area consists of west-central New Hampshire in the counties of Merrimack, Sullivan, Hillsborough, and Grafton. This area is best known for its recreational facilities and its resort/retirement environment. Within the market area are two major ski areas, several lakes, retirement communities, a four-season recreational development center designed to support 3,500 families, Colby Sawyer College, New England College, and Dartmouth College and several industrial manufacturing employers.

In addition to the year-round regional population, the Upper Valley-Kearsarge-Lake Sunapee-Monadnock area has a sizable number of seasonal residents. In 1990, a total of over 3,600 seasonal dwellings were listed by the Census Bureau. Based on an occupancy rate of five persons per seasonal unit, the regional seasonal population can be estimated to be over 18,000 persons.

First Brandon Acquisition

On December 15, 2006, the Company announced that it had entered into a definitive agreement to acquire First Brandon Financial Corporation, the holding company for First Brandon National Bank, and thereby expand the Company’s New Hampshire-based banking franchise into the State of Vermont. First Brandon National Bank operates 4 branches located in Brandon, Pittsford and West Rutland, Vermont and has over $99 million in assets. At the time of the announcement, the transaction was valued at approximately $21.2 million in cash and stock. The acquisition is expected to close in the second quarter of 2007 and is subject to approval by the Company’s shareholders and the shareholders of First Brandon Financial Corporation, as well as customary regulatory approvals.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, proxy statements or other information filed by the Company at the SEC’s public reference room in Washington, D.C., which is located at the following address: Public Reference Room, 100 F Street N.E., Room 1580, Washington, D.C. 20549.

You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference rooms. The Company’s SEC filings are also available to the public from document retrieval services and at the SEC’s Internet website (http://www.sec.gov).

LENDING ACTIVITIES

The Bank’s total loan portfolio totaled $494,946,006 at December 31, 2006, representing approximately 74% of total assets. As of December 31, 2006, approximately 78% of the mortgage loan portfolio had adjustable rates. As of December 31, 2006, the Bank had sold $300,019,470 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

REAL ESTATE LOANS. Conventional loans are solicited by the Bank’s loan origination team which solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$385,002	77.79%	$359,304	77.21%	$320,089	76.94%
Construction	17,109	3.45	13,080	2.81	21,757	5.23
Consumer loans	63,277	12.79	64,393	13.84	57,450	13.81
Commercial and municipal loans	29,522	5.97	28,558	6.14	16,723	4.02

Total loans	494,910	100.00%	465,335	100.00%	416,019	100.00%
Unamortized adjustment to fair value	36		48		60
Allowance for loan losses	(3,975)		(4,022)		(4,019)
Deferred loan origination costs, net	1,741		1,790		1,748

Loans receivable, net	$492,712		$463,151		$413,808

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31: – continued

	2003		2002
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$271,610	78.27%	$256,428	80.19%
Construction	15,241	4.39	14,110	4.41
Consumer loans	43,881	12.65	32,256	10.09
Commercial and municipal loans	16,283	4.69	16,988	5.31

Total loans	347,015	100.00%	319,782	100.00%
Unamortized adjustment to fair value	72		85
Allowance for loan losses	(3,899)		(3,876)
Deferred loan origination costs, net	1,385		1,153

Loans receivable, net	$344,573		$317,144

The following table sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2006:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$2,295,311	$2,505,505	$63,548,623	$68,349,439
Adjustable interest rates	10,276,467	5,396,238	318,089,113	333,761,818

	12,571,778	7,901,743	381,637,736	402,111,257

Collateral/Consumer Loans with:
Predetermined interest rates	1,184,870	8,788,978	887,528	10,861,376
Adjustable interest rates	391,426	3,701,287	48,322,878	52,415,591

	1,576,296	12,490,265	49,210,406	63,276,967

Commercial/Municipal Loans with:
Predetermined interest rates	571,129	4,690,082	9,880,346	15,141,557
Adjustable interest rates	5,505,443	1,363,977	7,510,585	14,380,005

	6,076,572	6,054,059	17,390,931	29,521,562

Unamortized adjustment to fair value	—	—	36,220	36,220

Totals	$20,224,646	$26,446,067	$448,275,293	$494,946,006

The preceding schedule includes $753,992 of non-performing loans categorized within the respective loan types.

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

Federal regulations and the Bank’s Assets Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weaknesses present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

When an insured institution classifies one or more assets or portions thereof as substandard or doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof as loss, it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2006 and 2005 were $4,063,615 and $612,223, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis.

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

As of December 31, 2006, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products.

NHTB Capital Trust II and III

NHTB Capital Trust II (the Trust II) and NHTB Capital Trust III (the Trust III) are statutory business trusts formed under the laws of the State of Connecticut and are wholly-owned subsidiaries of the Company. On March 30, 2004, the Trust II issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, the Trust III issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. See Note 2 of Notes to Consolidated Financial Statements.

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

Maturities of debt securities, excluding mortgage-backed securities, are as follows as of December 31, 2006:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$10,393,750	$10,499,901	2.90%
Other bonds and debentures	2,997,753	3,021,037	3.54

Total due in less than one year	13,391,503	13,520,938	3.04

U.S. Government, including agencies	12,729,688	12,974,223	3.67
Other bonds and debentures	5,314,011	5,377,192	4.66

Total due after one year through five years	18,043,699	18,351,415	3.96

Other bonds and debentures	650,000	650,000	3.00

Total due after five years through ten years	650,000	650,000	3.00

Preferred stock with maturities	6,006,399	6,000,000	6.61
Other bonds and debentures	290,000	290,000	6.79

Total due after ten years	6,296,399	6,290,000	6.67

	$38,381,601	$38,812,353	4.23%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$23,474,124	$—	$350,686	$23,123,438
Mortgage-backed securities	53,988,152	16,457	1,497,177	52,507,432
Other bonds and debentures	9,338,228	169	86,633	9,251,764
Preferred stock with maturities	6,000,000	10,400	4,001	6,006,399
Equity securities	484,386	148,884	—	633,270

Total available-for-sale securities	$93,284,890	$175,910	$1,938,497	$91,522,303

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$29,492,908	$—	$591,814	$28,901,094
Mortgage-backed securities	58,207,406	—	1,554,749	56,652,657
Other bonds and debentures	21,524,546	24,101	162,265	21,386,382
Preferred stock with maturities	6,000,000	28,000	—	6,028,000
Equity securities	484,386	142,614	—	627,000

Total available-for-sale securities	$115,709,246	$194,715	$2,308,828	$113,595,133

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$30,079,787	$3,697	$214,421	$29,869,063
Mortgage-backed securities	72,065,872	335,994	509,496	71,892,370
Other bonds and debentures	16,137,737	112,229	55,288	16,194,678
Equity securities	484,386	100,814	—	585,200

Total available-for-sale securities	$118,767,782	$552,734	$779,205	$118,541,311

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its primary market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2006, time deposits represented approximately 40% of total deposits. Time deposits included $64,612,324 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31: (in thousands)

	2006	2005	2004
Net deposits (withdrawals)	$(6,877)	$27,234	$1,400
Interest credited on deposit accounts	7,746	4,331	3,195

Total increase (decrease) in deposit accounts	$869	$31,565	$4,595

At December 31, 2006, the Bank had $64.6 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(in thousands)
3 months or less	$22,240	4.39%
Over 3 through 6 months	10,802	4.63%
Over 6 through 12 months	27,792	4.89%
Over 12 months	3,778	3.92%

Total	$64,612	4.62%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$38,664	8.3	$36,320	7.8	$29,362	6.8
NOW accounts	129,163	27.8	141,492	30.5	136,060	31.4
Money Market accounts	25,276	5.4	38,441	8.3	55,675	12.9
Regular savings accounts	9,976	2.1	11,635	2.5	13,453	3.1
Treasury savings accounts	77,301	16.6	95,749	20.6	96,877	22.4
Club deposits	57	—	61	—	60	—

Total	280,437	60.2	323,698	69.7	331,487	76.6

Time deposits
Less than 12 months	172,195	37.1	117,453	25.3	80,296	18.5
Over 12 through 36 months	12,676	2.7	22,497	4.8	18,922	4.4
Over 36 months	198	—	989	0.2	2,367	0.5

Total time deposits	185,069	39.8	140,939	30.3	101,585	23.4

Total deposits	$465,506	100.0%	$464,637	100.0%	$433,072	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$133,732	0.67%	$134,733	0.38%	$118,539	0.25%
Savings deposits	102,453	0.64	113,258	0.55	116,280	0.43
Money market deposits	29,858	0.54	46,082	0.83	57,532	0.84
Time deposits	163,227	3.68	123,224	2.29	106,027	1.90
Demand deposits	29,452	—	32,403	—	28,161	—

Total Deposits	$458,722		$449,700		$426,539

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2006	2005	2004
	(in thousands)
0.00% – 0.99%	$2,765	$7,576	$17,509
1.00% – 1.99%	11,964	29,233	57,027
2.00% – 2.99%	7,595	35,762	23,701
3.00% – 3.99%	14,616	64,476	1,127
4.00% – 4.99%	93,268	3,848	550
5.00% – 5.99%	54,861	44	230
6.00% – 6.99%	—	—	—
7.00% – 7.99%	—	—	1,441

Total	$185,069	$140,939	$101,585

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2006, the Bank had outstanding advances of $120 million from FHLB and advances outstanding of $100 million from FHLB at December 31, 2005.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in the financial statements for the year indicated:

	2006	2005	2004
	($ in Thousands)
Balance at year end	$20,000	$45,000	$55,000
Average amount outstanding	20,833	48,125	52,458
Maximum amount outstanding at any month-end	60,000	80,000	100,000
Average interest rate for the year	5.16%	2.71%	2.32%
Average interest rate on year-end balance	5.12%	4.22%	2.32%

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

“Qualified thrift investments” include certain assets that are includable without limit, such as residential and manufactured housing loans, home equity loans, education loans, small business loans, credit card loans, mortgage backed securities, Federal Home Loan Bank stock and certain U.S. government obligations. The term also includes assets that are includable up to 20% of portfolio assets, such as certain consumer loans and loans in “credit-needy” areas.

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

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset. The risk-weight for certain positions in eligible rated securities ranges from 20% for the highest or second highest rating category to 200% for one rating category below investment grade.

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

At December 31, 2006, the Bank met each of its capital requirements. The table below presents the Bank’ regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2006:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$53,463	$9,880	$43,583
Core capital	53,463	26,347	27,116
Risk-based capital	53,463	26,918	26,545

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination, dated October 18, 2004.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (FRA). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

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

At December 31, 2006, the Bank met the criteria for being considered “well-capitalized”. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund (DIF), maintained by the FDIC, and the Bank pays its deposit insurance assessments to the DIF. The FDIC formerly maintained two separate funds, the Savings Association Insurance Fund and the Bank Insurance Fund, which were combine effective March 31, 2006, to form DIF.

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

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0142% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the FHLB) of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2006 of $7.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The amount of transaction accounts exempt from a reserve requirement is $8.5 million. A 3% reserve is required for transaction accounts from $8.5 million to $45.8 million. Transaction accounts over $45.8 million are subject to a 10% reserve requirement. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

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

Nontraditional Mortgage Product Risk. In September of 2006, the federal banking agencies published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. We originate At this time the Bank does not originate or service nontraditional or alternative mortgage products” and end this item here. Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance requires increased scrutiny for alternative products. Institutions that originate or service alternative mortgages should have (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features the compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. We are required to comply with the guidance as it is interpreted and applied by the OTS.

Concentrations in Commercial Real Estate Loans. In December of 2006, the OTS adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’ existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose, including stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital. We believe that the CRE Guidance will not have a material impact on the conduct of our business and we will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.

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

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. NHTB is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm Leach Bliley Act of 1999 (GLB Act), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as NHTB, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the QTL test.

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

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (NASD) and by the Securities Exchange Act of 1934, as amended, regulations promulgated thereunder;

•	the nominating committee and compensation committee must also be composed entirely of independent directors;

•	each of the audit committee, and nominating committee must have a publicly available written charter.

Federal Securities Laws. NHTB’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). NHTB is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2006, the tax amounted to $71,030.

EMPLOYEES

At December 31, 2006, Lake Sunapee Bank (LSB) had a total of 172 full-time employees and 31 part-time employees. These employees are not represented by collective bargaining agents. LSB believes that its relationship with its employees is good.

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

Earnings may be adversely impacted by an increase in interest rates because a significant portion of the Company’s interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the yields earned on the loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of the net interest rate spread and a decrease in net interest income.

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

The Company is subject to extensive regulation, supervision and examination by the OTS, as the Bank’s chartering authority and by the Federal Deposit Insurance Corporation (the FDIC) as the insurer of the Bank’s deposits up to certain limits. The Bank also belongs to the Federal Home Loan Bank System and, as a member of such system, is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which the Company and the Bank may engage. The purpose of regulation and supervision is primarily to protect the Bank’s depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to the Company or the Bank, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The Company May Fail to Realize the Anticipated Benefits of the Merger.

The success of the merger will depend on, among other things, the Company’s ability to realize anticipated cost savings and to combine the businesses of Lake Sunapee Bank and First Brandon National Bank in a manner that does not materially disrupt the existing customer relationships of Lake Sunapee Bank or First Brandon National Bank or result in decreased revenues from any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and First Brandon Financial Corporation have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s or First Brandon Financial Corporation’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Company to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

The Company May Not Receive Required Regulatory Approvals or Non-Objections. Such Approvals or Non-Objections, if Received, May Be Subject to Adverse Regulatory Conditions.

Before the merger may be completed, various approvals or non-objections must be obtained from the Office of Thrift Supervision and the Federal Reserve Bank of Boston. The Company and First Brandon Financial Corporation cannot guarantee receipt of all required regulatory approvals or non-objections in order to complete the merger. In addition, some of the governmental authorities from whom those approvals or non-objections must be obtained may impose conditions on the completion of the merger or require changes in the terms of the merger. These conditions or changes could have the effect of delaying the merger or imposing additional costs or limiting the possible revenues of the combined company.

Item 2.	Properties

The following table sets forth the location of the LSB offices and certain additional information relating to these offices at December 31, 2006:

	Year	Net Book Value		Expiration	Lease Renewal
Location	Opened	Leased	Owned	Date of Lease	Option
9 Main Street
Newport, NH	1868		$1,313,823
565 Route 11
Sunapee, NH	1965		$85,560
115 East Main Street
Bradford, NH	1975		$430,705
300 Sunapee Street
Newport, NH	1978		$74,997
165 Route 10 South
Grantham, NH	1980		$281,729
116 Newport Road
New London, NH	1981		$864,103
200 Heater Road
Lebanon, NH	1986		$448,859
106 Hanover Street
Lebanon, NH	1997		$1,779,362
321 Main Street
New London, NH	1999		$1,107,289
15 Antrim Road (1)
Hillsboro, NH	1994		$982,518
32 Elm Street
Milford, NH	2006		$1,139,117
83 Main Street (1)
West Lebanon, NH	1994	$109,733		2009	5 Years
12 Centerra Pkwy. (1)
Lebanon, NH	1997	$80,994		2007	5 Years
Route 103 (1)
Newbury, NH	1999	$—		2008	5 Years
7 Lawrence Street (1)
Andover, NH	2003	$330,158		2007	20 Years
2-4 Main Street (1)
Peterborough, NH	2004	$716,706		2009	30 Years
468 US Route 4 (1)
Enfield, NH	2005	$420,468		2009	20 Years
345 Washington Street (1)
Claremont, NH	2005	$351,555		2009	10 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the fourth quarter of 2006.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s Common Stock based on reported sales prices on the NASDAQ Market System. New Hampshire Thrift Bancshares, Inc. is traded under the symbol NHTB. The information below has been adjusted to reflect the Company’s 2-for-1 stock split, in the form of a 100% stock dividend, paid on February 28, 2005.

	Period	High	Low
2006	First Quarter	$16.190	$14.300
	Second Quarter	16.500	15.190
	Third Quarter	16.990	14.990
	Fourth Quarter	16.960	14.640
2005	First Quarter	$18.450	$15.605
	Second Quarter	20.250	13.000
	Third Quarter	15.510	13.760
	Fourth Quarter	14.990	12.500

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 19, 2007, New Hampshire Thrift Bancshares, Inc. had approximately 527 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s Common Stock:

	2006	2005
First Quarter	$0.1250	$0.1250
Second Quarter	0.1250	0.1250
Third Quarter	0.1300	0.1250
Fourth Quarter	0.1300	0.1250

For information regarding limitations on the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 14 of the Notes to Consolidated Financial Statements and “Regulations-Limitations on Capital Distributions” on page 67.

Performance Graph

The following graph compares the Company’s total cumulative stockholder return by an investor who invested $100 on December 31, 2001, including re-investment of dividends and giving effect to stock splits, in each of the following:

•	The Russell 2000 Index;

•	A hypothetical fund with investments in the stock of peer corporations (the “Peer Group”); and

•	New Hampshire Thrift Bancshares, Inc.

The Peer Group consists of the following financial institutions: Bar Harbor Bankshares; Northway Financial, Inc.; Central Bancorp, Inc.; Northeast Bancorp; MASSBANK Corp.; and Legacy Bancorp, Inc.

The Peer Group has been updated from the Peer Group previously used in the Company’s Performance Graph. The members of the Peer Group were previously: Bar Harbor Bankshares; Northway Financial, Inc.; Central Bancorp, Inc.; Northeast Bancorp, Inc.; Falmouth Bancorp, Inc.; Mystic Financial, Inc.; and Westbank Corporation.

Falmouth Bancorp, Inc., Mystic Financial, Inc., and Westbank Corporation have been removed from the Peer Group because they have been recently acquired by and merged into other financial institutions.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New Hampshire Thrift Bancshares, Inc., The Russell 2000 Index,

A New Peer Group And An Old Peer Group

TOTAL RETURN PERFORMANCE

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
New Hampshire Thrift Bankshares - NASNM	100.00	123.51	231.76	232.59	215.08	241.01
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
New Peer Group	100.00	117.30	164.58	159.81	153.53	167.47
Old Peer Group	100.00	114.24	148.76	153.15	152.46	162.72

On December 8, 2005, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until 248,000 shares are repurchased. As of December 31, 2006, 232,500 shares of common stock had been repurchased. During 2006, 105,500 shares were repurchased.

The following table summarizes the Company’s purchases of its common stock during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2006	15,000	16.560	232,500	15,500
November 1-30, 2006	—	—	232,500	15,500
December 1-31, 2006	—	—	232,500	15,500
Total	15,000	16.560	232,500	15,500

Item 6.	Selected Financial Data

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$672,031	$650,179	$595,514	$526,246	$496,645
Securities	99,063	119,303	123,421	126,179	85,828
Loans, net	492,712	463,151	413,808	344,573	317,144
Loans held-for-sale	1,771	2,263	1,295	870	5,556
Deposits	465,506	464,637	433,072	428,477	429,328
FHLB advances	120,000	100,000	75,000	22,000	—
Shareholders’ equity	48,409	46,727	43,835	39,125	33,766
Allowance for loan losses	3,975	4,022	4,019	3,899	3,876
Nonperforming loans	754	278	293	1,158	664
Nonperforming assets	754	278	293	1,158	685
Book value per share	$11.58	$11.07	$10.52	$9.74	$8.62

	For years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$33,674	$28,631	$25,284	$21,494	$25,133
Interest expense	15,261	8,916	6,517	5,736	10,323

Net interest and dividend income	18,413	19,715	18,767	15,758	14,810
Provision for loan losses	230	89	75	100	120

Net interest and dividend income after provision for loan losses	18,183	19,626	18,692	15,658	14,690
Total noninterest income	5,875	4,108	4,075	6,331	4,965
Total noninterest expense	16,518	14,952	14,505	12,711	12,880

Income before income taxes	7,540	8,782	8,262	9,278	6,775
Income taxes	2,500	3,258	3,164	3,507	2,475

Net income	$5,040	$5,524	$5,098	$5,771	$4,300

Per Share Data:
Basic earnings	$1.20	$1.31	$1.23	$1.46	$1.10
Diluted earnings	$1.17	$1.29	$1.20	$1.42	$1.09
Dividends paid	$0.52	$0.50	$0.45	$0.36	$0.32

	For years ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:

Return on average assets	0.76%	0.89%	0.87%	1.15%	0.88%
Return on average equity	11.08	13.10	12.17	15.83	13.94
Average equity as a percent of average assets	6.91	6.80	7.15	7.28	6.35
Interest rate spread	2.87	3.40	3.48	3.43	3.34
Net interest margin	3.02	3.49	3.54	3.50	3.42
Average interest-earning assets to average interest-bearing liabilities	106.09	105.47	105.10	105.94	103.34
Operating expense as a percent of average total assets	2.51	2.41	2.48	2.54	2.65
Dividend payout ratio	43.33	38.17	36.59	24.66	29.09

Capital Ratios:
Tier 1 leverage capital ratio	8.12	7.80	7.87	7.56	7.02
Total risk-based capital ratio	11.92	11.31	12.04	11.88	12.12

Asset Quality Ratios:
Nonperforming loans as a percent of loans, net	0.15	0.06	0.07	0.34	0.21
Nonperforming assets as a percent of total assets	0.11	0.04	0.05	0.22	0.14
Allowance for loan losses as a percent of loans before allowance for loan losses	0.80	0.86	0.97	1.12	1.21
Allowance for loan losses as a percent of nonperforming loans	527.21%	1,446.76%	1,371.67%	336.70%	583.73%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 22 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 22 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 24 through 53 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2007 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the Proxy Statement/Prospectus to be filed on or about April 6, 2007.

Code of Ethics. The Company has adopted a Code of Ethics Policy, which applies to all employees, directors and officers of the Company and Lake Sunapee Bank. The Company has also adopted a Code of Ethics for Senior Financial Officers of the Company, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company and Lake Sunapee Bank, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of the Company meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers was filed as Exhibit 14.1 to the Form 10-K for the year ended December 31, 2003.

You may obtain a copy of the Code of Ethics for Senior Financial Officers, free of charge, by sending a request in writing to Stephen R. Theroux at the following address:

Stephen R. Theroux

Corporate Secretary

New Hampshire Thrift Bancshares, Inc.

9 Main Street

P.O. Box 9

Newport, New Hampshire 03773-0009

Item 11.	Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2007 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the Proxy Statement/Prospectus to be filed on or about April 6, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2007 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the Proxy Statement/Prospectus to be filed on or about April 6, 2007.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2006.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2007 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the Proxy Statement/Prospectus to be filed on or about April 6, 2007.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2007 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the Proxy Statement/Prospectus to be filed on or about April 6, 2007.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to NHTB’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (previously filed as an Exhibit to NHTB’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of NHTB (previously filed as an Exhibit to NHTB’s Form 10-KSB filed with the Commission on March 5, 1998).

3.2.2	Amendment to Bylaws of NHTB (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on March 11, 2004).

4.1	Stock Certificate of NHTB (previously filed as an Exhibit to NHTB’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

4.2	Indenture by and between NHTB, as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an Exhibit to NHTB’s December 31, 2005 Form 10-K filed with the commission on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an Exhibit to NHTB’s December 31, 2005 Form 10-K filed with the commission on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an Exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an Exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an Exhibit to NHTB’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an Exhibit to NHTB’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an Exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an Exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to NHTB’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005).

10.8	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to NHTB’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the NHTB’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to NHTB’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on March 14, 2006).

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

13.1	Annual Report to Shareholders for the year ended December 31, 2006 (filed herewith).

14.1	Code of Ethics (previously filed as Exhibit 14.1 to NHTB’s December 31, 2003 Form 10-K filed with the Commission on March 30, 2004).

21	Subsidiaries of the Company.

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen W. Ensign

31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen R. Theroux

32.1	Section 1350 Certification of Stephen W. Ensign

32.2	Section 1350 Certification of Stephen R. Theroux

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Stephen R. Theroux (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 16, 2006

/s/ Leonard R. Cashman (Leonard R. Cashman)	Director	March 16, 2006

/s/ William C. Horn (William C. Horn)	Director	March 16, 2006

/s/ Peter R. Lovely (Peter R. Lovely)	Director	March 16, 2006

/s/ Dennis A. Morrow (Dennis A. Morrow)	Director	March 16, 2006

/s/ Jack H. Nelson (Jack H. Nelson)	Director	March 16, 2006

/s/ Joseph B. Willey (Joseph B. Willey)	Director	March 16, 2006

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

Stephen R. Theroux

Vice Chairman of the Board

Executive Vice President, Chief

Financial Officer and Corporate Secretary

Sherry A. Morin

Assistant Secretary

Lake Sunapee Bank, fsb

Directors

John J. Kiernan, Chairman

Stephen W. Ensign, Vice Chairman

Stephen R. Theroux

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Dennis A. Morrow

Jack H. Nelson

Kenneth D. Weed

Joseph B. Willey

Executive Officers

John J. Kiernan

Chairman of the Board

Stephen W. Ensign

Vice Chairman of the Board,

President and Chief Executive

Officer

Stephen R. Theroux

Executive Vice President, Chief

Operating Officer, and Chief

Financial Officer

Senior Vice Presidents

Frances E. Clow

Human Resources

H. Bliss Dayton

Compliance and Internal Audit

Scott W. Laughinghouse

Commercial Lending

William J. McIver

Chief Information Officer and

Retail Banking

Robert C. O’Brien

Business Development and

Marketing

Sharon L. Whitaker

Mortgage Lending

Vice Presidents

Arlene F. Adams

Commercial Banking

Colin S. Campbell

Commercial Lending

Erik C. Cinquemani

Loan Review

Angie L. Deschenes

Retail Banking

Stephen B. Ellis

Loan Origination

Paul Faber

Commercial Lending

Albert S. Freeman III

Commercial Lending

Marlene H. Gardner

Security Officer

David W. Green

Retail Banking

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Suzanne Johnson

Loan Servicing

Dianne E. Nicol

Retail Banking

Marie A. Pelletier

Retail Operations

Francetta Raymond

Loan Operations

Dorisann D. Ross

Retail Banking

Sue G. Shaw

Commercial Lending

Assistant Vice Presidents

Brandy L. Blackinton

Retail Banking

Brenda J. Curtis

Commercial Lending

Dennis J. Driscoll, Jr.

Commercial Lending

Juanita A. Dupont

Loan Processing

Susan Fernald

Retail Banking

Christopher H. Head

Financial Services

Vicki M. Lewis

Consumer Lending

Donald J. Pasini

Loan Origination

Pellegrino A. Rossi

Lake Sunapee Group

Dena L. Sclafani

Loan Origination

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Paul W. St. Martin

Information Technology

Board of Advisors

Benjamin K. Barton

William S. Berger

William A. Bittinger

Paul R. Boucher

Robert S. Burgess

Ruth I. Clough

J. D. Colcord

Jacqueline C. Cote

Robert J. Cricenti

Ernest G. Dennis, Jr.

Harry Dorman III

William J. Faccone, Sr.

John W. Flynn, Jr.

John W. Flynn, Sr.

Sheffield J. Halsey

Douglas J. Homan

Alf E. Jacobson

Curtis A. Jacques

Sharon J. Jacques

Michael D. Johnson

Edward T. Kerrigan

David H. Kidder

Janet R. Kidder

John J. Kiernan, Jr.

Victor W. Laro

Paul J. Linehan

Robert MacNeil

Elizabeth W. Maiola

John J. Marcotte

Thomas F. McCormick

J. David McCrillis

John C. McCrillis

F. Graham McSwiney

Kenneth Miller

Thomas J. Mills

Linda L. Oldham

Daniel P. O’Neill

Betty H. Ramspott

David N. Reney

Chris Scott

William J. Simms

Fredric M. Smith

Earl F. Strout

James R. Therrien

Stefan Timbrell

Janis H. Wallace

James P. Wheeler

Bradford C. White

John W. Wiggins, Sr.

Bruce Williamson

Thomas B. Woodger

Michael J. Work

Shareholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Thacher Proffitt & Wood LLP

1700 Pennsylvania Avenue, NW

Washington, DC 20006

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ National Market under the symbol NHTB. There were approximately 527 shareholders of record on March 19, 2007.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2006	High	Low
First Quarter	$16.190	$14.300
Second Quarter	16.500	15.190
Third Quarter	16.990	14.990
Fourth Quarter	16.960	14.640

This Annual Report has been written by the Bank’s staff.