Form 10-Q
period 2007-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2007-05-15
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 4, 2007, was 4,060,878.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$13,536,761	$17,146,780
Federal Home Loan Bank overnight deposit	11,700,000	17,800,000

Cash and cash equivalents	25,236,761	34,946,780
Securities available-for-sale	84,489,858	91,522,303
Federal Home Loan Bank stock	6,781,100	7,540,600
Loans held-for-sale	1,328,400	1,770,500
Loans receivable, net	493,097,068	492,711,797
Accrued interest receivable	2,302,033	2,381,693
Premises and equipment, net	13,378,730	12,830,316
Investments in real estate	3,217,974	3,236,784
Goodwill	12,140,016	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,193,177	3,140,320
Other assets	9,425,126	9,809,921

Total assets	$654,590,243	$672,031,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$33,549,921	$38,663,553
Savings and interest-bearing checking accounts	235,640,018	241,772,835
Time deposits	200,709,124	185,069,432

Total deposits	469,899,063	465,505,820
Securities sold under agreements to repurchase	9,241,154	8,881,864
Federal Home Loan Bank advances	100,000,000	120,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	7,761,374	8,613,940

Total liabilities	607,521,591	623,621,624

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 4,329,190 issued and 4,060,878 shares outstanding at March 31, 2007, and 10,000,000 authorized, 4,293,580 issued, and 4,180,080 shares outstanding at December 31, 2006	43,292	42,936
Paid-in capital	18,172,551	17,930,597
Retained earnings	34,422,928	33,941,729
Accumulated other comprehensive loss	(1,451,837)	(1,707,556)
Treasury Stock, 268,312 shares at March 31, 2007 and 113,500 shares as of December 31, 2006	(4,118,282)	(1,798,300)

Total shareholders’ equity	47,068,652	48,409,406

Total liabilities and shareholders’ equity	$654,590,243	$672,031,030

The accompanying notes are an integral part of these unconsolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	March 31, 2007	March 31, 2006
Interest and dividend income
Interest and fees on loans	$7,435,538	$6,638,656
Interest on debt investments:
Taxable	1,035,864	1,178,464
Dividends	128,294	73,598
Other	210,938	76,784

Total interest and dividend income	8,810,634	7,967,502

Interest expense
Interest on deposits	2,612,559	1,483,248
Interest on advances and other borrowed money	1,866,962	1,515,641

Total interest expense	4,479,521	2,998,889

Net interest and dividend income	4,331,113	4,968,613
Provision for loan losses	7,000	40,276

Net interest and dividend income after provision for loan losses	4,324,113	4,928,337

Noninterest income
Customer service fees	977,636	880,117
Income on other investments	142,739	—
Net gain on sales of loans	158,225	101,923
Rental income	155,414	123,631
Income from equity interest in Charter Holding Corp.	52,857	71,748
Brokerage service income	43,278	67,530
Other income	—	33,224

Total noninterest income	1,530,149	1,278,173

Noninterest expenses
Salaries and employee benefits	2,241,731	2,219,456
Occupancy expenses	740,768	659,682
Advertising and promotion	78,841	77,145
Depositors’ insurance	13,931	15,076
Outside services	174,558	168,903
Professional services	140,223	125,692
ATM processing fees	109,708	93,900
Supplies	86,936	78,164
Amortization of mortgage servicing rights in excess of mortgage servicing income	33,300	81,944
Other expenses	704,317	596,406

Total noninterest expenses	4,324,313	4,116,368

Income before provision for income taxes	1,529,949	2,090,142
Provision for income taxes	505,340	719,429

Net income	$1,024,609	$1,370,713

Comprehensive net income	$1,448,055	$725,612

Earnings per common share, basic	$0.25	$0.32

Average Number of Shares, basic	4,118,221	4,226,751
Earnings per common share, assuming dilution	$0.24	$0.32

Average Number of Shares, assuming dilution	4,224,403	4,335,885
Dividends declared per common share	$0.1300	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,024,609	$1,370,713
Depreciation and amortization	367,356	317,386
Amortization of securities, net	50,400	110,570
Net decrease in mortgage servicing rights	101,551	175,613
Net decrease in loans held-for-sale	442,100	1,236,300
Provision for loan losses	7,000	40,276
Decrease in accrued interest receivable and other assets	362,904	70,691
Income from equity interest in Charter Holding Corp.	(52,857)	(71,748)
Change in deferred loan origination fees and cost, net	(37,355)	(14,219)
(Decrease) increase in accrued expenses and other liabilities	(995,329)	1,887,093
Recognition of stock-based compensation expense	—	28,050

Net cash provided by operating activities	1,270,379	5,150,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(896,960)	(879,038)
Proceeds from maturities of securities available-for-sale	7,405,491	9,459,227
Redemptions (purchases) of Federal Home Loan Bank stock	759,500	(450,000)
Loan originations and principal collections, net	(354,916)	(2,945,098)

Net cash provided by investing activities	6,913,115	5,185,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,393,243	(18,278,409)
Net increase (decrease) in securities sold under agreements to repurchase	359,290	(1,151,853)
Net (decrease) increase in advances from Federal Home Loan Bank	(20,000,000)	5,000,000
Dividends paid	(543,410)	(527,873)
Payments to acquire treasury stock	(2,319,982)	(488,031)
Proceeds from exercise of stock options	217,346	454,694

Net cash used in financing activities	(17,893,513)	(14,991,472)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,710,019)	(4,655,656)
CASH AND CASH EQUIVALENTS, beginning of period	34,946,780	26,345,434

CASH AND CASH EQUIVALENTS, end of period	$25,236,761	$21,689,778

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	March 31, 2007	March 31, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,759,871	$1,607,255
Interest on advances and other borrowed money	1,966,789	1,398,128

Total interest paid	$4,726,660	$3,005,383

Income taxes, net	$261,117	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note A—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note B—Accounting Policies

The accounting principles followed by New Hampshire Thrift Bancshares, Inc. and Subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2006.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank, fsb (the “Bank”), Lake Sunapee Group, Inc. (“LSGI”) which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (“LSFSC”), which was formed to handle the flow of funds from the brokerage services. LSGI and LSFSC are wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), these affiliates have not been included in the consolidated financial statements.

Note C—Impact of New Accounting Standards

In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans—an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”).

SFAS 158 requires (1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, (2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, (3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and (4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

Note D—Stock-based Compensation

At March 31, 2007, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the quarter ended March 31, 2006, and no costs were recognized for the quarter March 31, 2007. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

Note E—Pension Benefits

The following summarizes the net periodic benefit cost for the three months ended March 31:

	Three months ended March 31,
	2007	2006
Service cost	$—	$116,865
Interest cost	76,170	85,234
Expected return on plan assets	(139,948)	(125,201)
Amortization of prior service cost	—	(52)
Amortization of unrecognized net loss	6,921	27,641

Net periodic benefit cost	$(56,857)	$104,487

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of March 31, 2007, the Company had $2,624,999 available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.13 per share and pay its subordinated debenture interest payments.

Overview

•	Total assets stood at $654,590,243 at March 31, 2007, a decrease of $17,440,787, from December 31, 2006.

•	Net loans outstanding increased $385,271 to $493,097,068 at March 31, 2007 from December 31, 2006.

•	The Company earned $1,024,609, or $.24 per diluted common share, for the quarter ended March 31, 2007, compared to $1,370,713, or $.32 per diluted common share, for the same period in 2006.

•	During the first three months of 2007, the Bank originated $37.1 million in loans, compared to $40.6 million in originated loans for the quarter ended March 31, 2006.

•	The Bank’s servicing portfolio totaled $299.8 million at March 31, 2007, compared to $305.9 million at March 31, 2006.

•

The Bank’s interest rate margin decreased to 2.88% at March 31, 2007, from 3.41% at March 31, 2006, as the rise in short-term interest rates caused the Bank’s liabilities to re-price faster than its assets.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the Company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans; (7) if the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits; (8) the Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline; (9) the Company may not be able to pay dividends in the future in accordance with past practice; (10) NHTB may fail to successfully integrate the business of First Brandon Financial Corporation and/or First Community Bank, or to integrate them in a timely manner; (11) NHTB may fail to achieve anticipated cost savings of the proposed mergers with First Brandon Financial Corporation and First Community Bank, or to achieve savings in a timely manner; (12) costs, customer loss and business disruption in connection with the acquisition or the integration of our companies may be greater than expected; (13) NHTB, First Brandon Financial Corporation and/or First Community Bank may fail to obtain governmental approvals without adverse regulatory conditions; and (14) First Community Bank may fail to obtain required shareholder approval. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 13-15 of this report.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Brandon Acquisition

On December 15, 2006, NHTB announced that it had entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, VT, (OTCBB: FBDN) (“First Brandon”) for approximately $21.2 million in cash and stock (the “First Brandon Merger”). Immediately following the First Brandon Merger, First Brandon’s subsidiary bank, First Brandon National Bank, will merge with and into NHTB’s subsidiary bank, Lake Sunapee Bank, fsb, but will operate under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb” (hereinafter referred to as the “First Brandon Division”).

The terms of the merger agreement call for each outstanding share of First Brandon common stock to be converted into the right to receive $44.01 in cash or 2.67 shares of NHTB common stock. First Brandon shareholders will have the right to elect either cash or stock with the constraint that the overall transaction must be consummated with 80% of the First Brandon shares being exchanged for NHTB stock and 20% being exchanged for cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 80/20 split.

The definitive merger agreement has been approved by the Boards of Directors and shareholders of both NHTB and First Brandon. The transaction is subject to customary regulatory approvals and nonobjections including the Office of Thrift Supervision, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System. The transaction is expected to close in the early June, 2007.

First Community Acquisition

On April 16, 2007, NHTB announced that it had entered into a definitive agreement to acquire First Community Bank (“First Community”) for approximately $15.5 million in cash and stock. The terms of the merger agreement call for each outstanding share of First Community common stock to be converted into the right to receive $12.00 in cash or 0.7477 shares of NHTB common stock. First Community shareholders will have the right to elect either cash or stock with the constraint that the overall transaction must be consummated with 80% of the First Community shares being exchanged for NHTB stock and 20% being exchanged for cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 80/20 split.

The definitive merger agreement has been approved by the Boards of Directors of both NHTB and First Community. The transaction is subject to approval by the shareholders of First Community, as well as customary regulatory approvals and notifications including the Office of Thrift Supervision and the Vermont Department of Banking, Insurance, Securities and Health Care Administration. The transaction is expected to close early in the fourth quarter of 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at a cost of $3,003,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2007, the Bank realized $52,857 in undistributed income, compared to undistributed income of $71,748 for the same period in 2006.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-months ended March 31, 2007, the Bank generated commissions in the amount of $43,278, as compared to $67,530, for the same period in 2006.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

During the quarter ended March 31, 2007, total assets decreased by $17,440,787, or 2.60%, from $672,031,030 at December 31, 2006 to $654,590,243 at March 31, 2007. Cash, cash equivalents, and securities available-for-sale decreased $16,742,464 from December 31, 2006, as the Bank used cash and the proceeds from maturing securities to pay off advances from the Federal Home Loan Bank of Boston (FHLBB).

Net loans increased $385,271, or 0.08%, from $492,711,797 at December 31, 2006 to $493,097,068 at March 31, 2007. During the first three months of 2007, the Bank originated $37.1 million in loans, compared to $40.7 million in originated loans for the quarter ended March 31, 2006. The decrease was caused by a slow-down in the residential housing market. At March 31, 2007, the Bank had $299,795,160 in its servicing portfolio compared to $305,944,988 at March 31, 2006. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2007, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

As of March 31, 2007, securities available-for-sale decreased by $7,032,445 to $84,489,858 compared to $91,522,303 as of December 31, 2006. The Bank’s net unrealized loss (after tax) on its investment portfolio was $1,451,837 at March 31, 2007 compared to an unrealized loss (after tax) of $1,707,556 at December 31, 2006. This slight change was the result of stable interest rates.

Real estate owned (“OREO”) and property acquired in settlement of loans remained at zero. There was no activity in the OREO account during the first quarter of 2007.

Deposits increased by $4,393,243, or 0.94%, to $469,899,063 at March 31, 2007, from $465,505,820, at year-end December 31, 2006. Non-interest bearing checking accounts decreased $5,113,632, or 13.23%. Savings and interest-bearing checking accounts decreased $6,132,817, or 2.54%, as customers moved funds into higher yielding time deposits. Time deposits increased $15,639,692, or 8.45%.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities sold under agreements to repurchase increased by $359,290, or 4.05%, to $9,241,154 at March 31, 2007 from $8,881,864 at December 31, 2006.

The Bank had $100,000,000 in short-term advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2007, a decrease of $20,000,000 from December 31, 2006. The Bank used the proceeds from maturing securities and cash to pay off maturing advances.

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

The allowance for loan losses at March 31, 2007 was $3,993,714 compared to $3,975,122 at December 31, 2006. The increase is a result of $8,096 of loan charge-offs and $26,491 of recoveries during the first quarter. The change in the allowance is also due to the combined impact of $53,137 of checking overdraft charge-offs, $46,334 of overdraft recoveries and a provision of $7,000 applicable to the overdraft portion of the allowance. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. Most of the activity in the consolidated allowance account comes from the overdraft segment. The $7,000 provision made in the first quarter was entirely attributable to the overdraft program where the bank seeks to maintain an allowance equal to 100% of the aggregate balance of overdrawn accounts that have remained negative for 30 days or more and have not been charged-off. At March 31, 2007 the portion of the allowance allocated to overdrafts was $24,333, an amount equal to 128% of the aggregate negative balance of deposits accounts that have remained negative for 30 days or more. On a consolidated basis, including the allowance for the overdraft program, charge-offs were $61,233 and recoveries were $72,825 for the three months ended March 31, 2007. That compares with charge-offs, recoveries and provisions

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the year ended December 31, 2006 of $467,018, $189,788 and $230,011 respectively. Like the first quarter of 2007, the majority of the activity in the allowance account in 2006 was attributable to the fee for service overdraft privilege program. At March 31, 2007 and December 31, 2006 the total allowance for loan loss represented 0.81% and 0.80% of loans respectively.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31,	For the year ended December 31,
	2007	2006	2005	2004	2003	2002
Balance, beginning of period	$3,975,122	4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385
Charged-off loans	(61,233)	(467,018)	(123,885)	(14,737)	(86,642)	(687,899)
Recoveries	72,825	189,788	38,276	60,540	9,588	38,222
Provision charged to income	7,000	230,011	88,500	74,997	99,996	120,000

Balance, end of period	$3,993,714	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2007, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $3,837,086 on March 31, 2007 compared to $4,063,615 at December 31, 2006. The Bank had no OREO at March 31, 2007 or December 31, 2006. The decrease in classified loans comes from the reduction of loans over 90 days past due. Loans 90 days or more past due, including impaired loans, were $570,844 at March 31, 2007 compared to $753,992 at December 31, 2006. Loans 30 to 89 days past due were $4,519,817 at the end of March 2007 compared to $1,511,770 at year-end 2006. A review of classified loans for possible loan losses, combined with the results of adequacy testing, contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provision was needed during the first quarter of 2007.

The following table shows the breakdown of non-performing loans and non-performing assets (dollars in thousands):

	March 31, 2007	December 31, 2006
90 day delinquent loans (1)	$117	$449
Nonaccrual impaired loans	454	305
Other real estate owned	—	—

Total non-performing assets	$571	$754

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2007		December 31, 2006
Real estate loans-
Conventional	$2,522	88%	$2,592	78%
Construction	365	5%	357	3%
Collateral and consumer	128	3%	130	13%
Commercial and municipal	910	4%	850	6%
Impaired Loans	69	0%	46	0%

Total valuation allowance	$3,994	100%	$3,975	100%

Total valuation allowance as percentage of total loans	0.81%		0.80%

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

Comparison of the Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

Net income for the three months ended March 31, 2007 was $1,024,609, or $0.24 per common share (assuming dilution), compared to $1,370,713, or $0.32 per common share (assuming dilution), for the same period in 2006, a decrease of $346,104, or 25.25%. The decrease in net income for the first quarter of 2007 reflects a before tax decrease of $637,500 in net interest and dividend income, due primarily to continuing margin compression and a slowing housing market. Net interest and dividend income decreased to $4,331,113 for the quarter ended March 31, 2007 from $4,968,613 for the quarter ended March 31, 2006, as sharp increases in short-term interest rates reduced the Bank’s interest rate margin. The Bank’s net interest rate margin declined to 2.88% at March 31, 2007, as compared to 3.41% at March 31, 2006, reflecting a more rapid rise in the Bank’s cost of funds. Total loan production for the quarter ended March 31, 2007 was $37,117,272 compared to $40,645,546 for the quarter ended March 31, 2006.

Interest and fees on loans increased $796,882, or 12.00%, for the three-month period ended March 31, 2007. The increase in interest and fees on loans was generated by the increase in the amount of $27,027,491 in net loans outstanding during the twelve months ended March 31, 2007. Interest on investments increased $46,250, or 3.48%, for the three-month period ended March 31, 2007.

For the three months ended March 31, 2007, total interest expense increased by $1,480,632, or 49.37%, to $4,479,521 from $2,998,889 for the same period in 2006. Interest on deposits increased $1,129,311, or 76.14%, due to a rising interest rate environment which resulted in customers shifting their deposits to higher yielding time deposits. Interest on advances and other borrowed money increased by $351,321, or 23.18%, to $1,866,962. In addition, advances from the FHLB have been re-pricing during this period of rising rates, which has increased the Bank’s cost on these borrowings.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses was $3,993,714 on March 31, 2007 compared to $4,007,676 on March 31, 2006. The allowance for loan losses represented 0.81% of total loans at March 31, 2007, down from 0.85% at March 31, 2006. The lower percentage is primarily due to loan portfolio growth. During the first quarter of 2007 a provision of $7,000 was made to the allowance for the overdraft program compared to a provision of $40,276 for the overdraft program during the same period in 2006. Except for the provisions allocated to the fee for service overdraft program, no additional provisions for loan losses were made in the first quarter of 2007 or 2006. Net recoveries, including activity associated with the overdraft program, were $11,592 in the first quarter of 2007. That compares to net charge-offs of $54,941 during the first quarter of 2006. The favorable change comes from a $25,000 recovery on a previously charged-off commercial loan and from fewer charge-offs from the overdraft program.

For the three months ended March 31, 2007, total noninterest income increased by $251,976, or 19.71%, from $1,278,173 in 2006 to $1,530,149 for the same period in 2007. Customer service fees increased $97,519, or 11.08%, due to increases in fees on deposit accounts. The issuer of a debt instrument elected to pay the Company under the debt agreement for the value of stock warrants resulting in additional income of $142,739. Net gain on sale of loans increased by $56,302, or 55.24%, for the quarter ended March 31, 2007. Income from the Bank’s equity interest in Charter Holding Corp. decreased by $18,891 to $52,857 for the quarter ended March 31, 2007 from $71,748 for the quarter ended March 31, 2006. Brokerage service income decreased in the amount of $24,252, or 35.91%, to $43,278 for the quarter ended March 31, 2007 due to the reduction from three brokers to one.

Total noninterest expenses increased $207,945, or 5.05%, to $4,324,313 for the three months ended March 31, 2007 compared to $4,116,368 for the three months ended March 31, 2006.

For the three-month period ended March 31, 2007:

•

Salaries and employee benefits increased by $22,275 or 1.00%, compared to the three months ended March 31, 2006. Gross salaries and benefits paid increased $13,584, or 0.57%, from $2,391,789 for the three months ended March 31, 2006, to $2,405,373 for the three months ended at March 31, 2007. The slight increase in salaries and benefits resulted from the Bank’s change to a High Deductible Consumer Driven (HDCD) group health plan which reduced premiums paid for the program and the Bank’s decision to freeze its Defined Benefit Pension Plan. Salaries and benefits also changed by a decrease in the recognition of deferred expenses on loan originations to a level of $163,642 for the three months ended March 31, 2007, as compared to $172,333, for the same period in 2006.

•

Occupancy expense increased by $81,086, or 12.29%, to $740,768 for the three months ended March 31, 2007, compared to $659,682 for the three months ended March 31, 2006, due in part to expenses associated with operating two new branch offices.

•	Advertising and promotion increased by $1,696, or 2.20%, to $78,841 for the three months ended March 31, 2007, compared to $77,145 for the three months ended March 31, 2006.

•	Outside services increased by $5,655, or 3.35%, to $174,558 for the three months ended March 31, 2007, compared to $168,903 for the three months ended March 31, 2006.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $48,644, or 59.36% due to in part to lower amortization expenses resulting from a slowdown in early payoffs from the Bank’s loan servicing portfolio.

•

Other expenses increased by $107,911, or 18.09%, to $704,317 for the three months ended March 31, 2007, compared to $596,406 for the three months ended March 31, 2006, due in part to an increase in check charge-offs, increases on ATM and Debit Card interchange fees, and postage.

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

The Bank’s one-year gap at March 31, 2007, was negative 18%, compared to the December 31, 2006 gap of negative 21%. The Bank continues to hold in portfolio many adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of approximately negative eighteen percent at March 31, 2007, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within ten points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of December 31, 2006 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates		Net Portfolio Value			NPV as % of PV Assets
		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	62,106	-19,637	-24%	9.38%	-255	bp
+200	bp	69,979	-11,764	- 14%	10.43%	-150	bp
+100	bp	79,634	-5,109	-6%	11.29%	-64	bp
0	bp	81,743	—	—	11.93%	—
-100	bp	83,521	1,778	+2%	12.13%	+20	bp
-200	bp	84,310	2,567	+3%	12.21%	+28	bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2007, the Bank had approximately $80,000,000 in borrowing capacity from the FHLB.

At March 31, 2007, the Company’s shareholders’ equity totaled $47,068,652, or 7.19% of total assets, compared to $48,409,406, or 7.20% of total assets at year-end 2006. The Company’s Tier I core capital was 8.29% at March 31, 2007 compared to 8.12% at year-end 2006. The decrease in shareholders’ equity in the amount of $1,340,754 reflects net income of $1,024,609, the payment of $543,410 in common stock dividends, proceeds of $217,346 from the exercise of stock options, a tax benefit from the exercise of stock options in the amount of $24,964, payments in the amount of $2,319,982 to acquire treasury stock, and a decrease in the amount of $255,719 in accumulated other comprehensive loss.

On February 22, 2001 (“2001 Plan”), the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 248,000 shares is complete. As of March 31, 2007, 248,000 shares of common stock had been repurchased. During the quarter ended March 31, 2007, 15,500 shares were repurchased under the 2001 Plan, which completed the repurchase of 248,000 shares. On January 25, 2007 (“2007 Plan”), the Company announced a stock repurchase program. This stock repurchase program will continue until the repurchase of 209,004 shares is complete. During the quarter ended March 31, 2007, 126,400 shares were repurchased under the 2007 Plan. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of March 31, 2007, the Company had $2,624,999 in cash available, which it plans to use to continue its annual dividend payout of $.52 per share, pay the interest on its capital securities, and from time to time repurchase shares of the Company stock. The interest and dividend payments are

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $3,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

For the three months ended March 31, 2007, net cash provided by operating activities decreased by $3,880,346 to $1,270,379 for the quarter ended March 31, 2007, compared to $5,150,725 for the same period in 2006, in part due to decreases in the amount of $794,200 in loans held-for-sale and $2,882,422 in accrued expenses and other liabilities.

Net cash provided by investing activities amounted to $6,913,115 for the three months ended March 31, 2007, compared to net cash provided by investing activities of $5,185,091 for the same period in 2006, an increase of $1,728,024. A decrease in the amount of $2,053,736 from proceeds from maturities of securities available-for-sale was offset by a decrease in the amount of $2,590,182 in loan originations and principal activities. In addition, redemptions of FHLB stock increased by $1,209,500.

For the three months ended March 31, 2007, net cash flows used in financing activities increased by $2,902,041 to $17,893,513, compared to $14,991,472 for the three months ended March 31, 2006. The Bank used an increase in deposits and securities sold under agreements to repurchase in the amount of $24,182,795 to partially fund a net decrease in FHLB advances in the amount of $25,000,000 and funds in the amount of $1,831,951 to acquire treasury stock.

The Bank expects to be able to fund loan demand and other investments during 2007 by continuing to use funds provided from customer deposits and the FHLB’s advance program. At March 31, 2007, the Bank had approximately $22,000,000 in loan commitments. Of these commitments, approximately $10,000,000 were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2007, the Bank’s ratios were 8.29%, 8.29%, and 11.95%, respectively, well in excess of the regulators’ requirements.

Book value per share was $11.59 at March 31, 2007, versus $11.11 per share at March 31, 2006.

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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 4. Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required; and (ii) accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I. Item 4T. Controls and Procedures

Not Applicable.

Part II.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries are subject, other than ordinary routine litigation incidental to business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2007 through January 31, 2007 (1)	47,500	$16.050	47,500	182,679
February 1, 2007 through February 28, 2007	64,400	$15.350	111,900	118,279
March 1, 2007 through March 31, 2007	32,000	$15.851	143,900	86,279
Total	143,900	$16.122	143,900	86,279

(1)

The Company announced a stock repurchase program on February 22, 2001. The program was completed with the repurchase of 15,500 shares in January 2007 bringing the repurchased total for this program to 248,000 shares. The Company announced a stock repurchase program on January 19, 2007. The program will continue until the repurchase of 214,679 shares is complete.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Common Shareholders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

14	Code of Ethics (previously filed as an exhibit to the Company’s December 31, 2003 Form 10-K filed with the Commission on March 30, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: May 14, 2007	/s/ Stephen W. Ensign
Stephen W. Ensign
Vice Chairman of the Board, President and Chief Executive Officer

Date: May 14, 2007	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)