Form 10-Q
period 2007-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2007-08-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 7, 2007, was 5,044,415.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$26,507,250	$17,146,780
Federal Home Loan Bank overnight deposit	—	17,800,000

Cash and cash equivalents	26,507,250	34,946,780
Securities available-for-sale	94,910,155	91,522,303
Federal Home Loan Bank stock	7,165,000	7,540,600
Loans held-for-sale	1,034,345	1,770,500
Loans receivable, net	568,670,347	492,711,797
Accrued interest receivable	2,881,751	2,381,693
Premises and equipment, net	15,366,896	12,830,316
Investments in real estate	3,846,767	3,236,784
Goodwill and Other Intangible Assets	22,223,198	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,237,258	3,140,320
Other assets	12,055,088	9,809,921

Total assets	$757,898,055	$672,031,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$48,689,415	$38,663,553
Savings and interest-bearing checking accounts	281,790,507	241,772,835
Time deposits	225,325,115	185,069,432

Total deposits	555,805,037	465,505,820
Securities sold under agreements to repurchase	9,096,739	8,881,864
Federal Home Loan Bank advances	100,119,657	120,000,000
Other borrowed funds	3,200,000	—
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	7,226,289	8,613,940

Total liabilities	696,067,722	623,621,624

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized,
5,396,840 issued and 5,065,528 shares outstanding at June 30, 2007, and 10,000,000 authorized, 4,293,580 issued, and 4,180,080 shares outstanding at December 31, 2006	53,968	42,936
Paid-in capital	33,916,125	17,930,597
Retained earnings	34,974,968	33,941,729
Accumulated other comprehensive loss	(1,891,753)	(1,707,556)
Treasury Stock, 331,312 shares at June 30, 2007 and 113,500 shares as of December 31, 2006	(5,222,975)	(1,798,300)

Total shareholders’ equity	61,830,333	48,409,406

Total liabilities and shareholders’ equity	$757,898,055	$672,031,030

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2007 and 2006

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Interest and fees on loans	$7,903,849	$7,016,631	$15,339,387	$13,655,287
Interest on debt investments:
Taxable	1,047,709	1,127,159	2,083,573	2,305,623
Dividends	135,431	6,309	263,725	79,907
Other	86,973	65,150	297,911	141,934

Total interest and dividend income	9,173,962	8,215,249	17,984,596	16,182,751

Interest expense
Interest on deposits	2,727,782	1,653,652	5,340,341	3,136,900
Interest on advances and other borrowed money	1,762,561	1,827,636	3,629,523	3,343,277

Total interest expense	4,490,343	3,481,288	8,969,864	6,480,177

Net interest and dividend income	4,683,619	4,733,961	9,014,732	9,702,574
Provision for loan losses	38,000	68,500	45,000	108,776

Net interest and dividend income after provision for loan losses	4,645,619	4,665,461	8,969,732	9,593,798

Noninterest income
Customer service fees	1,173,849	990,604	2,151,485	1,870,721
Income on other investments	—	—	142,739	—
Net gain on sales of loans	227,660	204,875	385,885	306,798
Rental income	155,368	119,303	310,782	242,934
Income from equity interest in Charter Holding Corp.	44,081	36,257	96,938	108,005
Brokerage service income	26,642	46,189	69,920	113,719
Other income	7,887	46,869	7,887	80,093

Total noninterest income	1,635,487	1,444,097	3,165,636	2,722,270

Noninterest expenses
Salaries and employee benefits	2,419,475	2,067,779	4,661,206	4,287,235
Occupancy expenses	811,022	667,872	1,551,790	1,327,554
Advertising and promotion	90,554	104,751	169,395	181,896
Depositors’ insurance	14,868	14,600	28,799	29,676
Outside services	171,412	175,273	345,970	344,176
Professional services	141,070	126,745	281,293	252,437
ATM processing fees	123,824	103,397	233,532	197,297
Supplies	83,269	82,362	170,205	160,526
Amortization of mortgage servicing rights in excess of mortgage servicing income	41,956	29,838	75,256	111,782
Other expenses	783,808	723,218	1,488,125	1,319,624

Total noninterest expenses	4,681,258	4,095,835	9,005,571	8,212,203

Income before provision for income taxes	1,599,848	2,013,723	3,129,797	4,103,865
Provision for income taxes	519,893	626,519	1,025,233	1,345,948

Net income	$1,079,955	$1,387,204	$2,104,564	$2,757,917

Comprehensive net income	$640,039	$738,529	$1,920,367	$1,464,141

Earnings per common share, basic	$0.24	$0.33	$0.49	$0.65

Number of Shares, basic	4,484,622	4,222,121	4,299,892	4,224,423
Earnings per common share, assuming dilution	$0.24	$0.32	$0.48	$0.64

Number of Shares, assuming dilution	4,562,897	4,338,692	4,394,734	4,337,671
Dividends declared per common share	$0.13	$0.13	$0.26	$0.25

The accompanying notes are an integral part of these consolidated financial statements. 0.1250 0.1250

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,104,564	$2,757,917
Depreciation and amortization	762,605	651,061
Amortization of securities, net	70,231	198,265
Net decrease in mortgage servicing rights	171,524	174,818
Net decrease in loans held-for-sale	736,155	1,432,900
Provision for loan losses	45,000	108,776
Amortization of core deposit intangible	33,742	—
Decrease (increase) in accrued interest receivable and other assets	31,768	(855,708)
Income from equity interest in Charter Holding Corp.	(96,938)	(108,005)
Change in deferred loan origination fees and cost, net	171,350	4,468
Decrease in accrued expenses and other liabilities	(1,845,636)	(260,848)
Recognition of stock-based compensation expense	—	28,050

Net cash provided by operating activities	2,184,365	4,131,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,420,192)	(2,175,283)
Proceeds from maturities of securities available-for-sale	17,286,725	12,045,082
Purchases of securities available-for-sale	(3,740,468)	—
Redemptions (purchases) of Federal Home Loan Bank stock	759,500	(1,833,100)
Redemption of Federal Reserve Bank stock	12,000	—
Loan originations and principal collections, net	(9,818,191)	(29,004,916)
Cash and cash equivalents acquired from First Brandon Financial Corporation, net of expenses paid of $953,586	12,705,324	—
Cash paid for First Brandon Financial Corporation acquisition	(4,399,768)	—

Net cash provided by investing activities	11,384,930	(20,968,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	451,648	(13,511,896)
Net decrease in securities sold under agreements to repurchase	(1,554,737)	(4,827,534)
Net (decrease) increase in advances from Federal Home Loan Bank	(20,000,000)	40,000,000
Net increase in other borrowings	3,200,000	—
Dividends paid	(1,071,325)	(1,056,195)
Payments to acquire treasury stock	(3,424,675)	(924,305)
Proceeds from exercise of stock options	390,264	653,200

Net cash used in financing activities	(22,008,825)	20,333,270

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,439,530)	3,496,747
CASH AND CASH EQUIVALENTS, beginning of period	34,946,780	26,345,434

CASH AND CASH EQUIVALENTS, end of period	$26,507,250	$29,842,181

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30, 2007	June 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest on deposit accounts	$5,375,032	$3,211,065
Interest on advances and other borrowed money	3,802,503	3,160,303

Total interest paid	$9,177,535	$6,371,368

Income taxes, net	$1,420,063	$2,170,241

First Brandon Financial Corporation merger:

Cash and cash equivalents acquired	$13,658,910
Available-for-sale securities	17,309,352
Federal Home Loan Bank stock	383,900
Federal Reserve Bank stock	12,000
Net loans acquired	66,356,709
Fixed assets acquired	2,488,976
Accrued interest receivable	491,562
Other Assets acquired	2,456,955
Core deposit intangible	2,227,000

	105,385,364

Deposits assumed	89,847,569
Federal Home Loan Bank borrowings assumed	119,657
Securities sold under agreements to repurchase	1,769,612
Other liabilities assumed	604,346

	92,341,184

Net assets acquired	13,044,180

Merger costs	20,934,104

Goodwill	$7,889,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”).

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

Note D – Stock-based Compensation

At June 30, 2007, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for its fixed stock option plans during the quarters ended June 30, 2006, or June 30, 2007. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

Note E- Pension Benefits

The following summarizes the net periodic pension (benefit) cost for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$—	$116,865	$—	$233,730
Interest cost	76,170	85,234	152,340	170,468
Expected return on plan assets	(139,948)	(125,201)	(279,896)	(250,402)
Amortization of prior service cost	—	(52)	—	(104)
Amortization of unrecognized net loss	6,921	27,641	13,842	55,282

Net periodic pension (benefit) cost	$(56,857)	$104,487	$(113,714)	$208,974

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2 Management’s Discussion and Analysis

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the Company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans; (7) if the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits; (8) the Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline; (9) the Company may not be able to pay dividends in the future in accordance with past practice; (10) NHTB may fail to successfully integrate the business of First Community, or to integrate them in a timely manner; (11) NHTB may fail to achieve anticipated cost savings, or to achieve savings in a timely manner; (12) costs, customer loss and business disruption in connection with the acquisition or the integration of our companies may be greater than expected; and, (13) NHTB or First Community may fail to obtain governmental approvals without adverse regulatory conditions. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2007, the Company had $3,491,623 in cash available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.13 per share and pay its subordinated debenture interest payments.

Overview

•

On June 1, 2007, NHTB closed the acquisition with First Brandon National Bank (“First Brandon”), and merged First Brandon with and into Lake Sunapee Bank (“the Bank”). The acquisition added $105.4 million in assets, $66.4 million in loans, and $89.8 million in deposits.

•	Total assets stood at $757,898,055 at June 30, 2007, compared to $672,031,030 at December 31, 2006.

•	Net loans outstanding increased to $568,670,347 at June 30, 2007 from $492,711,797 at December 31, 2006.

•

The Company’s earnings decreased by 23.69% to $2,104,564 or $0.48 per diluted common share, for the six months ended June 30, 2007, from $2,757,917, or $.64 per diluted common share, for the same period in 2006.

•

The Company’s earnings decreased by 22.15% to $1,079,955, or $.24 per diluted common share, for the quarter ended June 30, 2007, from $1,387,204 or $.32 per diluted common share, for the same period in 2006.

•	During the first six months of 2007, the Bank originated $101,624,756 in loans, compared to $103,954,444 in loans for the six months ended June 30, 2006.

•	The Bank’s servicing portfolio decreased to $301,634,075 at June 30, 2007 from $303,818,570 at June 30, 2006.

•

The Bank’s interest rate spread decreased to 2.96% at June 30, 2007, from 3.29% at June 30, 2006, as the sharp rise in short-term interest rates caused the Bank’s liabilities to re-price faster than its assets.

•	The Company announced on July 12, 2007 a quarterly dividend in the amount of $0.13 per share payable on July 31, 2007.

•

On June 14, 2007, the Company announced a stock repurchase program until the repurchase of 243,380 shares is complete. As of July 23, 2007, 10,396 shares of common stock had been repurchased under the June 14, 2007 plan.

•	On January 25, 2007, the Company announced a stock repurchase program. The January 25, 2007 stock repurchase program was completed on July 23, 2007 with an amount of 209,400 shares repurchased.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the six-month period ended June 30, 2007, the Bank realized $96,938 in undistributed income, compared to undistributed income of $108,005 for the same period in 2006.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the six months ended June 30, 2007, the Bank generated commissions in the amount of $69,920, as compared to $113,719, for the same period in 2006.

First Community Acquisition

On April 16, 2007, NHTB announced that it had entered into a definitive agreement to acquire First Community Bank (“First Community”) for approximately $15.5 million in cash and stock, and thereby further expand NHTB’s New Hampshire-based banking franchise into the State of Vermont.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community will merge with and into NHTB’s subsidiary bank, Lake Sunapee Bank, fsb. First Community operates 5 branches located in Woodstock, Killington and Rutland, Vermont and has over $83.4 million in assets. The acquisition is expected to close during the fourth quarter of 2007 and is subject to First Community’s shareholders’ approval, as well as customary regulatory approvals. Following NHTB’s previously announced acquisition of First Brandon Financial Corporation (“First Brandon”), which closed on June 1, 2007, the acquisition of First Community will create a combined company with approximately $865.5 million in assets and 29 branches in New Hampshire and Vermont.

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

Following the Merger, one current director of First Community will be nominated to the Board of Directors of NHTB and to the Board of Directors of Lake Sunapee Bank, fsb, for a term to expire at Lake Sunapee Bank’s next annual meeting, and renominated for such position until at least the third anniversary of the Merger. The remaining members of the current Board of Directors of First Community whose primary residences are located in Vermont will be invited to serve as members of the First Community Division Advisory Board to be established and maintained by NHTB for at least three years following the Merger.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Consolidated net income for the six months ended June 30, 2007 was $2,104,564, or $0.48 per share (assuming dilution) compared to $2,757,917, or $0.64 per share (assuming dilution) for the first six months of 2006, a decrease of 23.69%. For the second quarter ended June 30, 2007, net income totaled $1,079,955, or $.24 per share (assuming dilution) compared to $1,387,204, or $.32 per share (assuming dilution) for the same period in 2006, a decrease of 22.15%. The Company’s returns on average assets and equity for the six months ended June 30, 2007 were 0.63% and 9.26%, respectively, compared to 0.85% and 12.50%, respectively, for the same period in 2006. The above results include one month of operations from the acquisition of First Brandon National Bank (“First Brandon”), which closed on June 1, 2007, and merged with and into the Bank.

The $653,353 decrease in net income for the six months ended June 30, 2007 reflects a decrease of $687,842 in net interest and dividend income, due to continuing margin compression and a slowing housing market. The decrease in net income for the six months ended June 30, 2007 was also caused by an increase of $793,368 in noninterest expense, due in part to the opening of two new branch offices and the consummation of the First Brandon acquisition. An increase in noninterest income for the six months ended June 30, 2007, in the amount of $443,366 partially due to increases in customer service fees, helped to offset the above decreases. The $307,249 decrease in net income for the quarter ended June 30, 2007 reflects a decrease of $50,342 in net interest and dividend income, as well as an increase in

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

noninterest expense in the amount of $585,423. Included in the results of the quarter ended June 30, 2007 is one month of operations from the First Brandon division. Sharp increases in the Bank’s cost of funds, as customers opted for higher yielding time deposits, reduced the Bank’s interest rate margin to 2.96% at June 30, 2007, from 3.29% at June 30, 2006.

During the first six months ended June 30, 2007, total assets increased by $85,670,025, including approximately $105.4 million from the First Brandon acquisition, from $672,031,030 at December 31, 2006 to $757,898,055 at June 30, 2007. Total net loans increased $75,958,550, including approximately $66.4 million from the First Brandon acquisition, from $492,711,797 at December 31, 2006 to $568,670,347 at June 30, 2007. During the first six months ended June 30, 2007, the Bank originated $101,624,756 in loans, compared to $103,954,444 for the same period in 2006. Total loans sold into the secondary market amounted to $23,365,903 for the six months ended June 30, 2007, compared to $19,599,118 for the same period in 2006. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. At June 30, 2007, the Bank’s mortgage loan servicing portfolio amounted to $301,634,075, compared to $303,818,570 as of June 30, 2006. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2007, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

For the six months ended June 30, 2007, securities available-for-sale increased by $3,387,852, to $94,910,155, including approximately $17.3 million from the First Brandon acquisition, as the Bank utilized funds from either maturing or called securities to pay off maturing Federal Home Loan Bank (“FHLB”) advances. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $1,891,753 as of June 30, 2007 compared to a net unrealized loss of $1,707,556 as of December 31, 2006. This change was the result of an increase in interest rates, which created a decrease in the value of the Bank’s investment securities. Management feels that this unrealized loss is temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $0. There was no activity in the OREO account during the first six months ended June 30, 2007.

During the first six months of 2007, deposits increased by $90,299,217, including approximately $89.8 million from the First Brandon acquisition, to $555,805,037 as of June 30, 2007, from $465,505,820 as of December 31, 2006. Non-interest bearing checking accounts increased $10,025,862, or 25.93%, to $48,689,415 as of June 30, 2007, from $38,663,553 as of December 31, 2006. Savings and interest-bearing checking accounts increased $40,017,672, or 16.55%. Time deposits increased $40,255,683, or 21.75%.

Securities sold under agreement to repurchase increased slightly by $214,875 to $9,096,739 during the first six months ended June 30, 2007, from $8,881,864 as of December 31, 2006. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

Advances from the Federal Home Loan Bank (FHLB) decreased by $19,880,343 from June 30, 2006, to $100,119,657 at June 30, 2007, as the Bank utilized the proceeds from deposit inflows and maturing securities to fund maturing FHLB advances as part of a de-leveraging strategy which allows the Bank to pay-off higher costing liabilities.

Goodwill and Other Intangible Assets amounted to $22,223,198, or 2.93% of total assets, as of June 30, 2007, as compared to $12,140,016, or 1.81% of total assets, as of December 31, 2006.

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

The allowance for loan losses at June 30, 2007 was $4,530,185 compared to $3,975,122 at December 31, 2006. The increase is a result of the $579,304 allowance acquired with the First Brandon merger as well as the $60,294 of loan charge-offs, $26,857 of recoveries, $45,000 in provisions for overdrafts, and the charge-offs, and recoveries associated with the overdraft privilege program during the first six months of 2007. In addition to the loan charge-offs and loan recoveries just mentioned, the Bank had $107,001 of overdraft charge-offs and $71,197 of overdraft recoveries during the six-month period ended June 30, 2007. Consistent with other recent operating periods, except for the acquired allowance, the majority of the allowance for loan loss activity was due to the fee for service overdraft privilege program. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. On that consolidated basis, the bank experienced $167,295 in charge-offs and $98,054 in recoveries during the first six months of 2007. The entire $45,000 provision was attributable to the overdraft program. That compares with charge-offs, recoveries and provisions for the year ended December 31, 2006 of $467,018, $189,788 and $230,011 respectively. At June 30, 2007 the portion of the allowance allocated to overdrafts was $33,332, representing 14% of total overdrafts and 95% of the aggregate negative balance of accounts that remained negative for 30 days or more. At June 30, 2007 and December 31, 2006 the total allowance for loan loss represented 0.79% and 0.80% of loans respectively.

Excluding the overdraft losses, the majority of the loan charge-offs were attributable to one residential mortgage loan. The bank was never active in the sub-prime mortgage market and has not experienced the higher default rates of those lenders who participated in that business segment. The loan defaults experienced by the bank continue to result from isolated incidents and are not associated with trends or patterns. Overall, loan delinquency remains low.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30, 2007	For the year ended December 31,
		2006	2005	2004	2003	2002
Balance, beginning of period	$3,975,122	4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385
Charged-off loans	(167,295)	(467,018)	(123,885)	(14,737)	(86,642)	(687,899)
Recoveries	98,054	189,788	38,276	60,540	9,588	38,222
Balance from acquisition	579,304	—	—	—	—	—
Provision charged to income	45,000	230,011	88,500	74,997	99,996	120,000

Balance, end of period	$4,530,185	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2007, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $4,881,378 on June 30, 2007 compared to $4,063,615 at December 31, 2006. The bank had no OREO at June 30, 2007 or December 31, 2006. However, at June 30, 2007 a $50,000 foreclosed property was pending sale and the bank owned a repossessed truck with a book value of $7,000. The increase in classified loans comes from the increase of loans over 90 days past due. That increase is primarily due to the delinquent status of some loans acquired from First Brandon. Loans 90 days or more past due, including impaired loans, were $1,113,851 at June 30, 2007 compared to $753,992 at December 31, 2006. Loans 30 to 89 days past due were $3,207,875 at the end of June 2007 compared to $1,511,770 at year-end 2006. A review of classified loans for possible loan losses, combined with the results of adequacy testing and including the allowance acquired with the merger, contributed to the determination that except for provisions pertaining to the overdraft program, no additional provision was needed during the first six months of 2007.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2007		December 31, 2006
90 day delinquent loans (1)	$353	0.05%	$449	0.04%
Nonaccrual impaired loans	761	0.10%	305	0.00%
Other real estate and chattel property owned	7	0.00%	—	0.00%

Total non-performing assets	$1,121	0.15%	$754	0.11%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2007		December 31, 2006
Real estate loans-
Conventional	$2,369	85%	$2,592	78%
Construction	338	3%	357	3%
Collateral and consumer	200	3%	130	13%
Commercial and municipal	1,604	9%	850	6%
Impaired Loans	19	0%	46	0%

Total valuation allowance	$4,530	100%	$3,975	100%

Total valuation allowance as percentage of total loans	0.79%		0.80%

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

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2007 and June 30, 2006

Net income for the six months ended June 30, 2007 was $2,104,564, or $0.48 per common share (assuming dilution), compared to $2,757,917, or $0.64 per common share (assuming dilution), for the same period in 2006, a decrease of $653,353, or 23.69%. Net income for the quarter ended June 30, 2007 was $1,079,955, or $0.24 per share (assuming dilution), as compared to $1,387,204, or $0.32 per share (assuming dilution), for the same period in 2006, a decrease of $307,249, or 22.15%.

Net interest and dividend income decreased $687,842, or 7.09%, to $9,014,732 for the six months period ended June 30, 2007, as compared to $9,702,574 for the same period in 2006. For the quarter ended June 30, 2007, net interest and dividend income decreased $50,342, or 1.06%, to $4,683,619, as compared to $4,733,961 for the same period in 2006. Sharp increases in short-term interest rates reduced the Bank’s interest rate margin to 2.96% at June 30, 2007, as compared to 3.29% as of June 30, 2006. Net interest and dividend income in the amount of approximately $350,000 covering one month of operations from the First Brandon division is included in both the three and six months results of the Bank. Total loan production for the six months ended June 30, 2007 was $101,624,756, compared to $103,954,444 for the same period ended June 30, 2006.

Total interest income for the six months ended June 30, 2007 increased by $1,801,845, or 11.13%, to $17,984,596 from $16,182,751 for the same period in 2006. For the three months ended June 30, 2006, total interest and dividend income increased by $958,713, or 11.67%, to $9,173,962 from $8,215,249 for the same period in 2006. Interest and fees on loans increased $1,684,100, or 12.33%, and $887,218, or 12.64%, for the six and three month periods, respectively, due to the increase in the Bank’s loan portfolio and the acquisition of First Brandon.

For the six months ended June 30, 2007, interest and dividends on investment securities increased $117,745, or 4.66%, to $2,645,209 as of June 30, 2007, from $2,527,464 for the same period in 2006. For the quarter ended June 30, 2007, interest and dividends on investment securities increased $71,495, or 5.96%, to 1,270,113 as of June 30, 2007, from $1,198,618 for the same period in 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s interest rate spread fell to 3.29% as of June 30, 2006, compared to 3.64% as of June 30, 2005, as funding costs increased at a more rapid rate than asset yields.

For the six months ended June 30, 2007, total interest expense increased by $2,489,687, or 38.42%, to $8,969,864 as of June 30, 2007, from $6,480,177 for the same period in 2006. For the three months ended June 30, 2007, total interest expense increased $1,009,055, or 28.99%, to $4,490,343 as of June 30, 2007, from $3,481,288 for the same period in 2006. For the six months and three months ended June 30, 2007, interest on deposits increased $2,203,441, or 70.24%, and $1,074,130, or 64.96%, respectively. The increases were attributable to a rising interest rate environment and a shift of deposits to higher yielding time deposits.

For the six months ended June 30, 2007, interest on advances and other borrowed money increased $286,246, or 8.56%, to $3,629,523 as of June 30, 2007, from $3,343,277 at June 30, 2006. For the quarter ended June 30, 2007, interest on advances and other borrowed money decreased by $65,075, or 3.56%, to $1,762,561 as of June 30, 2007, from $1,827,636 as of June 30, 2006. The Bank paid off FHLB advances in the amount of $20,000,000 during the first six months of 2007 which contributed to the decrease during the quarter ended June 30, 2007.

The allowance for loan losses was $4,530,185 on June 30, 2007 compared to $4,019,250 on June 30, 2006. The allowance for loan losses represented 0.79% of total loans at June 30, 2007 down from 0.82% at June 30, 2006. The lower percentage is due to loan portfolio growth and the acquisition of First Brandon. During the first six months of 2007, provisions of $45,000 were made to the allowance for the overdraft program compared to provisions of $108,766 for the overdraft program during the same period in 2006. Except for the provisions allocated to the fee for service overdraft program, no additional provision for loan loss were made in the first or second quarters of 2007 or 2006. Net charge-offs, including activity associated with the overdraft program, were $69,241 in the first six months of 2007. That compares to net charge-offs of $111,867 during the first six months of 2006. The favorable change comes from a $25,000 recovery on a previously charged-off commercial loan and from fewer charge-offs and more recoveries from the overdraft program.

For the three months ended June 30, 2007 loan charge-offs, including the charge-offs and recoveries associated with the overdraft program, were $106,062 and recoveries were $25,229 resulting in net charge-offs of $80,833. That compares to charge-offs, recoveries, and net charge-offs of $82,892, $25,966, and $56,926 respectively for the same three-month period in 2006. The higher net charge-offs in 2007 was due to a charge-off on one residential mortgage loan, which was partially offset by the lower level of overdraft charge-offs in the second quarter of 2007 as compared to the same period in 2006. Except for the partial charge-off associated with the residential mortgage loan, the majority of the allowance for loan loss activity was attributable to the overdraft program in the second quarter of both 2007 and 2006. All of the provisions made during the three-month periods ended June 30, 2007 and 2006 were allocated for losses associated with the fee for service overdraft program. In the second quarter of 2007 the allowance received $579,304 with the acquisition of First Brandon. There was no allowance acquired during the same period in 2006.

For the six months ended June 30, 2007, total noninterest income increased by $443,366, or 16.29%, to $3,165,636 as of June 30, 2007, from $2,722,270 for the same period in 2006. The increase in noninterest income for the six-month period ended June 30, 2007 was the result of an increase in the amount of $280,764, or 15.01%, in customer service fees due to increased customer accounts and associate increases in ATM and overdraft fees. In addition, an increase in income on other investments in the amount of $142,739 contributed to the balance of the increase in noninterest income.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2007, total noninterest income increased by $191,390, or 13.25%, including approximately $75,000 from the First Brandon acquisition, from $1,444,097 in 2006, to $1,635,487 for the same period in 2007. The increase in noninterest income for the quarter ended June 30, 2007, was the result of an increase in the amount of $183,245, or 18.50%, in customer service fees, which includes the aforementioned amount from First Brandon.

For the six months ended June 30, 2007, total noninterest expenses increased $793,368, or 9.66%, from $8,212,203 as of June 30, 2006, to $9,005,571 as of June 30, 2007. For the three months ended June 30, 2007, total noninterest expenses increased by $585,423, or 14.29%, from $4,095,835 as of June 30, 2006, to $4,681,258 as of June 30, 2007. Included in the noninterest expenses increases for both the six and three months ended June 30, 2007, is approximately $300,000 associated with the First Brandon acquisition.

For the six-month period ended June 30, 2007:

•

Salaries and employee benefits increased by $373,971, or 8.72%, to $4,661,206 for the six months ended June 30, 2007 from $4,287,235 for the six months ended June 30, 2006. Gross salaries and benefits paid increased $384,952, or 8.25%, from $4,666,813 at June 30, 2006, to $5,051,765 at June 30, 2007. The increase in gross salaries and employee benefits includes approximately $250,000 in salaries and employee benefits from the First Brandon acquisition. The deferral of expenses associated with the origination of mortgage loans increased slightly in the amount of $10,981, or 2.89%, from $379,578 for the six months ended June 30, 2006 to $390,559 for the six months ended June 30, 2007.

•

Occupancy expenses increased by $224,236, or 16.89%, from $1,327,554 for the six months ended June 30, 2006 to $1,551,790 for the six months ended June 30, 2007. Depreciation costs associated with the recent opening of five new branch offices the retrofitting of several of the Bank’s branch offices, as well as one month’s operation of the Brandon division, contributed to the increase in occupancy expenses.

•

Advertising and promotion decreased by $12,501, or 6.87%, from $181,896 for the six months ended June 30, 2006 to $169,395 for the six months ended June 30, 2007. The Bank elected to reduce expenses associated with promotional give-away items, which amounted to approximately $25,000 in cost savings.

•	Outside services increased by $1,794, or 0.52%, from $344,176 for the six months ended June 30, 2006 to $345,970 for the six months ended June 30, 2007.

•

Professional services increased by $28,856, or 11.43%, from $252,437 for the six months ended June 30, 2006 to $281,293 for the six months ended June 30, 2007, due to consulting fees associated with the Bank’s audit program.

•

ATM processing fees increased by $36,235, or 18.37%, from $197,297 for the six months ended June 30, 2006 to $233,532 for the six months ended June 30, 2007, due to continuing, increased volume of transactions. Increased revenues from ATM transactions offset this increase.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $36,526, or 32.68%, from $111,782 for the six months ended June 30, 2006 to $75,256 for the six months ended June 30, 2007 due to a lower amount of prepayment of loans associated with the Bank’s mortgage loan servicing portfolio.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Other expenses increased by $168,501 or 12.77%, from $1,319,624 for the six months ended June 30, 2006 to $1,488,125 for the six months ended June 30, 2007, primarily due to expenses associated with the Bank’s overdraft protection program.

For the three-month period ended June 30, 2007:

•

Salaries and employee benefits increased by $351,696, or 17.01%, to $2,419,475 for the three months ended June 30, 2007 from $2,067,779 for the three months ended June 30, 2006. Gross salaries and benefits paid increased $371,368, or 16.32%, to $2,646,392 at June 30, 2007, from $2,275,024 at June 30, 2006. The increase in gross salaries and employee benefits includes approximately $250,000 in salaries and employee benefits from the First Brandon acquisition.

•

Occupancy expenses increased by $143,150, or 21.43%, from $667,872 for the three months ended June 30, 2006 to $811,022 for the three months ended June 30, 2007. Depreciation costs associated with the recent opening of five new branch offices the retrofitting of several of the Bank’s branch offices, as well as one month’s operation of the Brandon division, contributed to the increase in occupancy expenses.

•	Advertising and promotion decreased by $14,197, or 13.55%, from $104,751 for the three months ended June 30, 2006 to $90,554 for the three months ended June 30, 2007.

•	Outside services decreased by $3,861, or 2.20%, from $175,273 for the three months ended June 30, 2006 to $171,412 for the three months ended June 30, 2007.

•

Professional services increased by $14,325, or 11.30%, from $126,745 for the three months ended June 30, 2006 to $141,070 for the three months ended June 30, 2007, due to consulting fees associated with the Bank’s audit program.

•

ATM processing fees increased by $20,427, or 19.76%, from $103,397 for the three months ended June 30, 2006 to $123,824 for the three months ended June 30, 2007, due to continuing, increased volume of transactions. This increase was offset by increased revenues

•

Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $12,118, or 40.61%, from $29,838 for the three months ended June 30, 2006 to $41,956 for the three months ended June 30, 2007.

•

Other expenses increased by $60,590, or 8.38%, from $723,218 for the three months ended June 30, 2006 to $783,808 for the three months ended June 30, 2007, primarily due to expenses associated with the Bank’s overdraft protection program.

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

The Bank’s one-year gap as of June 30, 2007, was negative 18%, compared to the December 31, 2006 gap of negative 21%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 18%, as of June 30, 2007, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise.

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

The following table sets forth the Bank’s NPV as of March 31, 2007 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	59,917	-24,662	-31%	8.56%	-335 bp
+200 bp	64,566	-15,012	- 19%	9.90%	-200 bp
+100 bp	72,985	-6,593	-8%	11.04%	-87 bp
0 bp	79,578	—	—	11.91%	—
-100 bp	82,443	2,865	+4%	12.26%	+36 bp
-200 bp	83,919	4,340	+5%	12.44%	+53 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2007, the Bank had approximately $123,000,000 in additional borrowing capacity from the FHLB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2007, the Company’s shareholders’ equity totaled $61,830,333, or 8.16%, of total assets, compared to $48,409,406, or 7.20%, of total assets at December 31, 2006. The Company’s Tier I core capital was 7.82% as of June 30, 2007, compared to 8.12% at year-end December 31, 2006. The increase in shareholders equity in the amount of $13,420,927 reflects net income of $2,104,564, the payment of $1,071,325 in common stock dividends, payments in the amount of $3,424,675 to acquire treasury stock, proceeds in the amount of $390,264 for the exercise of stock options, an increase of $184,197 in accumulated other comprehensive loss, and an increase in paid-in capital in the amount of $15,985,539 resulting from the First Brandon acquisition

On June 14, 2007, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 243,380 shares is complete. As of July 23, 2007, 10,396 shares of common stock had been repurchased under the June 14, 2007 plan. On January 25, 2007, the Company announced a stock repurchase program. The January 25, 2007 stock repurchase program was completed on July 23, 2007 with an amount of 209,400 shares repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of June 30, 2006, the Company had $3,491,623 in cash available, which it plans to use to continue its annual dividend payout of $.52 per share and pay the interest on its capital securities interest. The interest and dividend payments are approximately $3.5 million per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, stock re-purchase needs, and costs associated with the First Community Bank acquisition.

For the six months ended June 30, 2007, net cash provided by operating activities amounted to $2,184,365 compared to net cash provided by operating activities of $4,131,694 for the same period in 2006, a decrease of $1,947,329. Decreases in net income in the amount of $653,353 and loans held for-sale in the amount of $696,745 contributed to the decrease in cash provided by operating activities.

Net cash provided by investing activities amounted to $11,384,930 for the six months ended June 30, 2007, compared to net cash used in investing activities of $20,968,217 for the same period in 2006, a change of $32,353,147. A decrease in loan originations and principal collections, net in the amount of $19,186,725 and cash and cash equivalents from the First Brandon acquisition in the amount of $12,705,324 contributed to the change in cash provided by investing activities.

For the six months ended June 30, 2007, net cash flows used in financing activities amounted to $22,008,825 compared to net cash provided by financing activities of $20,333,270 for the same period in 2006, a change of $42,342,095. During the six months ended June 30, 2007, the Bank paid off advances from the FHLB in the amount of $20,000,000 as compared to borrowing advances from the FHLB in the amount of $40,000,000 during the same period in 2006. The Bank used proceeds from maturing securities available for sale, as well as the cash provided from the First Brandon acquisition to pay off higher costing advances from the FHLB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank expects to be able to fund loan demand and other investing during 2007 by continuing to use funds provided from customer deposits, loan prepayments, and, if needed, the FHLB’s advance program. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2007, the Bank’s ratios were 7.82%, 7.82%, and 11.09%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $12.21 at June 30, 2007, compared to $11.14 per share at June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2007 through April 30, 2007 (1)	—	—	143,900	86,279
May 1, 2007 through May 31, 2007	30,000	$14.797	173,900	56,279
June 1, 2007 through June 30, 2007	33,000	$14.766	206,900	277,055
Total	63,000	$14.780	206,900	277,055

(1) The Company announced a stock repurchase program on February 22, 2001. The program was completed with the repurchase of 15,500 shares in January 2007 bringing the repurchased total for this program to 248,000 shares. The Company announced a stock repurchase program on January 19, 2007. The program will continue until the repurchase of 214,679 shares is complete. The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 14, 2007	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2007	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President,
Chief Financial Officer
(Principal Accounting Officer)