Form 10-Q
period 2007-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2007-11-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 2, 2007, was 5,732,423.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Income (unaudited) - For the Three Months Ended September 30, 2007 and 2006 For the Nine Months Ended September 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2007 and 2006	3

	Notes To Condensed Consolidated Financial Statements (unaudited) -	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4	Controls and Procedures	21

Item 4T	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Common Shareholders	23

Item 5	Other Information	23

Item 6	Exhibits	23

	Signatures	26

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$18,211,551	$17,146,780
Federal Home Loan Bank overnight deposit	11,525,000	17,800,000

Cash and cash equivalents	29,736,551	34,946,780
Securities available-for-sale	89,127,049	91,522,303
Federal Home Loan Bank stock	7,165,000	7,540,600
Loans held-for-sale	1,001,375	1,770,500
Loans receivable, net	570,679,942	492,711,797
Accrued interest receivable	3,099,161	2,381,693
Premises and equipment, net	15,646,200	12,830,316
Investments in real estate	3,506,851	3,236,784
Goodwill and Other Intangible Assets	22,121,971	12,140,016
Investment in partially owned Charter Holding Corp., at equity	3,299,041	3,140,320
Other assets	15,354,443	9,809,921

Total assets	$760,737,584	$672,031,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$45,759,616	$38,663,553
Savings and interest-bearing checking accounts	284,432,409	241,772,835
Time deposits	249,335,025	185,069,432

Total deposits	579,527,050	465,505,820
Securities sold under agreements to repurchase	12,074,803	8,881,864
Federal Home Loan Bank advances	75,104,349	120,000,000
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	11,735,297	8,613,940

Total liabilities	699,061,499	623,621,624

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized,
5,418,640 issued and 4,979,561 shares outstanding at September 30, 2007, and 4,293,580 issued, and 4,180,080 shares outstanding at December 31, 2006	54,186	42,936
Paid-in capital	34,205,022	17,930,597
Retained earnings	35,609,213	33,941,729
Accumulated other comprehensive loss	(1,314,976)	(1,707,556)
Treasury Stock, 439,079 shares at September 30, 2007 and 113,500 shares at December 31, 2006	(6,877,360)	(1,798,300)

Total shareholders’ equity	61,676,085	48,409,406

Total liabilities and shareholders’ equity	$760,737,584	$672,031,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2007 and 2006

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Interest and fees on loans	$8,911,132	$7,329,647	$24,250,519	$20,984,934
Interest on debt investments:
Taxable	1,089,062	1,110,142	3,172,635	3,415,765
Dividends	137,662	187,815	401,387	267,722
Other	172,107	127,234	470,018	269,168

Total interest and dividend income	10,309,963	8,754,838	28,294,559	24,937,589

Interest expense
Interest on deposits	3,448,374	2,196,851	8,788,715	5,333,751
Interest on advances and other borrowed money	1,514,181	2,068,762	5,143,704	5,412,039

Total interest expense	4,962,555	4,265,613	13,932,419	10,745,790

Net interest and dividend income	5,347,408	4,489,225	14,362,140	14,191,799
Provision for loan losses	60,000	51,000	105,000	159,776

Net interest and dividend income after provision for loan losses	5,287,408	4,438,225	14,257,140	14,032,023

Noninterest income
Customer service fees	1,277,233	1,119,312	3,428,718	2,990,033
Income on other investments	1,432	—	144,171	—
Net gain on sales of loans	236,739	165,012	622,624	471,810
Rental income	157,922	158,951	468,703	401,885
Income from equity interest in Charter Holding Corp.	61,784	41,418	158,721	149,423
Brokerage service income	33,963	24,273	103,884	137,992
Other income	—	32,035	7,887	112,128

Total noninterest income	1,769,073	1,541,001	4,934,708	4,263,271

Noninterest expenses
Salaries and employee benefits	2,531,430	2,264,379	7,192,636	6,551,614
Occupancy expenses	876,859	658,635	2,428,649	1,986,189
Advertising and promotion	101,002	61,434	270,397	243,330
Depositors’ insurance	16,037	13,931	44,835	43,607
Outside services	196,545	140,548	542,515	484,724
Professional services	128,088	131,294	409,381	383,731
ATM processing fees	138,304	98,609	371,836	295,906
Supplies	130,155	97,550	300,360	258,076
Amortization of mortgage servicing rights in excess of mortgage servicing income	43,060	45,941	118,316	157,723
Other expenses	945,221	607,330	2,433,346	1,926,954

Total noninterest expenses	5,106,701	4,119,651	14,112,271	12,331,854

Income before provision for income taxes	1,949,780	1,859,575	5,079,577	5,963,440
Provision for income taxes	656,953	641,194	1,682,186	1,987,142

Net income	$1,292,827	$1,218,381	$3,397,391	$3,976,298

Comprehensive net income	$1,869,604	$2,568,737	$3,789,971	$4,032,878

Earnings per common share, basic	$0.26	$0.29	$0.75	$0.94

Number of Shares, basic	5,029,579	4,202,060	4,545,794	4,216,887
Earnings per common share, assuming dilution	$0.25	$0.28	$0.73	$0.92

Number of Shares, assuming dilution	5,105,898	4,324,570	4,633,188	4,333,570
Dividends declared per common share	$0.13	$0.13	$0.39	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,397,391	$3,976,298
Depreciation and amortization	1,201,009	996,286
Amortization of securities, net	61,930	287,593
Net decrease in mortgage servicing rights	181,497	243,158
Net decrease in loans held-for-sale	769,125	1,850,900
Provision for loan losses	105,000	159,776
Amortization of core deposit intangible	134,969	—
Increase in accrued interest receivable and other assets	(3,494,970)	(2,316,968)
Income from equity interest in Charter Holding Corp.	(158,721)	(149,423)
Change in deferred loan origination fees and cost, net	129,888	11,997
Increase in accrued expenses and other liabilities	2,301,437	4,089,199
Recognition of stock-based compensation expense	—	28,050

Net cash provided by operating activities	4,628,555	9,176,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,797,984)	(3,308,387)
Proceeds from maturities of securities available-for-sale	24,033,218	14,534,351
Purchases of securities available-for-sale	(3,740,467)	(1,499,634)
Redemptions (purchases) of Federal Home Loan Bank stock	759,500	(1,833,100)
Redemption of Federal Reserve Bank stock	12,000	—
Loan originations and principal collections, net	(11,846,324)	(30,940,619)
Cash and cash equivalents acquired from First Brandon Financial Corporation, net of expenses paid of $953,586	12,705,324	—
Cash paid for First Brandon Financial Corporation acquisition	(4,399,768)	—

Net cash (used in) provided by investing activities	15,725,499	(23,047,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	24,173,661	(3,480,290)
Net increase (decrease) in securities sold under agreements to repurchase	1,423,327	(1,305,419)
Net (decrease) increase in advances from Federal Home Loan Bank	(45,015,308)	20,000,000
Net increase in other borrowings	—	—
Dividends paid	(1,729,907)	(1,604,142)
Payments to acquire treasury stock	(5,079,060)	(1,436,929)
Proceeds from exercise of stock options	663,004	732,125

Net cash (used in) provided by financing activities	(25,564,283)	12,905,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,210,229)	(965,178)
CASH AND CASH EQUIVALENTS, beginning of period	34,946,780	26,345,434

CASH AND CASH EQUIVALENTS, end of period	$29,736,551	$25,380,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30, 2007	September 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$8,669,495	$5,134,382
Interest on advances and other borrowed money	5,357,400	5,423,512

Total interest paid	$14,026,895	$10,557,894

Income taxes, net	$1,933,558	$1,863,517

First Brandon Financial Corporation merger:

Cash and cash equivalents acquired	$13,658,910
Available-for-sale securities	17,309,352
Federal Home Loan Bank stock	383,900
Federal Reserve Bank stock	12,000
Net loans acquired	66,356,709
Fixed assets acquired	2,488,976
Accrued interest receivable	491,562
Other Assets acquired	2,456,955
Core deposit intangible	2,227,000

	105,385,364

Deposits assumed	89,847,569
Federal Home Loan Bank borrowings assumed	119,657
Securities sold under agreements to repurchase	1,769,612
Other liabilities assumed	604,346

	92,341,184

Net assets acquired	13,044,180
Merger costs	20,934,104

Goodwill	$7,889,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note A—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flows.

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

Note D—Stock-based Compensation

At September 30, 2007, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for its fixed stock option plans during the quarters ended September 30, 2006, or September 30, 2007.

Note E—Pension Benefits

The following summarizes the net periodic pension (benefit) cost for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$—	$116,865	$—	$350,595
Interest cost	76,170	85,234	228,510	255,702
Expected return on plan assets	(139,948)	(125,201)	(419,844)	(375,603)
Amortization of prior service cost	—	(52)	—	(156)
Amortization of unrecognized net loss	6,921	27,641	20,763	82,923

Net periodic pension (benefit) cost	$(56,857)	$104,487	$(170,571)	$313,461

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 2 Management’s Discussion and Analysis

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the Company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans; (7) if the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits; (8) the Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline; (9) the Company may not be able to pay dividends in the future in accordance with past practice; (10) NHTB may fail to successfully integrate the business of First Brandon National Bank (“First Brandon”) or First Community Bank (“First Community”), or to integrate them in a timely manner; (11) NHTB may fail to achieve anticipated cost savings from the acquisitions of First Brandon and First Community, or to achieve savings in a timely manner; and (12) costs, customer loss and business disruption in connection with the acquisitions or the integration of companies may be greater than expected. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2007, the Company had $1,058,723 available which it plans to use along with its dividends from the Bank to continue its annual quarterly payout of $0.13 per share and pay its subordinated debenture interest payments.

Overview

•

On June 1, 2007, NHTB closed the acquisition with First Brandon, and merged First Brandon with and into Lake Sunapee Bank (“the Bank”). The acquisition added $105.4 million in assets, $66.4 million in loans, and 89.8 million in deposits.

•	Total assets stood at $760,737,584 at September 30, 2007, compared to $672,031,030 at December 31, 2006.

•	Net loans outstanding increased to $570,679,942 at September 30, 2007 from $492,711,797 at December 31, 2006.

•

The Company’s earnings decreased by 14.56% to $3,397,391, or $0.73 per diluted common share, for the nine months September 30, 2007 from $3,976,298, or $0.92 per diluted common share, for the same period in 2006.

•

The Company’s earnings increased by 6.11% to $1,292,827, or $.25 per diluted common share, for the quarter ended September 30, 2007 from $1,218,381, or $.28 per diluted common share for the same period in 2006.

•	During the first nine months of 2007, the Bank originated $149,542,811 in loans, compared to $147,526,406 in loans originated for the nine months ended September 30, 2006.

•	The Bank’s servicing portfolio increased to $303,177,854 at September 30, 2007 from $298,893,938 at September 30, 2006, or 1.43%.

•	The Bank’s interest rate margin decreased to 3.04% at September 30, 2007, from 3.18% at September 30, 2006.

•	The Company announced on October 12, 2007 a quarterly dividend in the amount of $0.13 per share payable on October 31, 2007.

•

On June 14, 2007, the Company announced a stock repurchase program until the repurchase of 243,380 shares is complete. As of November 2, 2007, 64,092 shares of common stock had been repurchased under the June 14, 2007 plan.

•

As previously announced, on October 1, 2007, NHTB completed its acquisition of First Community, expanding NHTB’s presence in Vermont. The acquisition of First Community creates a combined company with approximately $844.1 million in assets with 29 branches in New Hampshire and Vermont.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 12-15 of this report.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the nine-month period ended September 30, 2007, the Bank realized $158,721 in undistributed income, compared to undistributed income of $149,423 for the same period in 2006.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the nine months ended September 30, 2007, the Bank generated commissions in the amount of $103,884, as compared to $137,992, for the same period in 2006.

First Community Acquisition

On October 1, 2007, NHTB announced completed its acquisition of First Community for approximately $15.5 million in cash and stock. The acquisition thereby further expanded NHTB’s New

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hampshire-based banking franchise into the State of Vermont. First Community merged with and into NHTB’s subsidiary bank, Lake Sunapee Bank, fsb. First Community operates 5 branches located in Woodstock, Killington and Rutland, Vermont and has over $83.4 million in assets. The acquisition of First Community creates a combined company with approximately $844 million in assets and 29 branches in New Hampshire and Vermont.

Pursuant to the terms of the merger agreement each outstanding share of First Community common stock was converted into the right to receive $12.00 in cash or 0.7477 shares of NHTB common stock. First Community shareholders had the right to elect either cash or stock with the constraint that the overall transaction had to be consummated with 80% of the First Community shares being exchanged for NHTB stock and 20% being exchanged for cash.

Following the merger, one current director of First Community was nominated to the Board of Directors of NHTB and to the Board of Directors of Lake Sunapee Bank, fsb, for a term to expire at Lake Sunapee Bank’s next annual meeting, and renominated for such position until at least the third anniversary of the Merger. The remaining members of the current Board of Directors of First Community whose primary residences are located in Vermont have been invited to serve as members of the First Community Division Advisory Board established and maintained by NHTB.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

During the nine months ended September 30, 2007, total assets increased by $88,706,554, including approximately $105.4 million from the First Brandon acquisition, from $672,031,030 at December 31, 2006 to $760,737,584 at September 30, 2007. Total net loans increased $77,968,145, including approximately $66.4 million from the First Brandon acquisition, from $492,711,797 at December 31, 2006 to $570,679,942 at September 30, 2007. During the nine months ended September 30, 2007, the Bank originated $149,542,811 in loans, compared to $147,526,406 for the same period in 2006. Total loans sold into the secondary market amounted to $34,691,518 for the nine months ended September 30, 2007, compared to $26,837,552 for the same period in 2006. Selling fixed rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. At September 30, 2007, the Bank’s mortgage loan servicing portfolio amounted to $303,177,854, as compared to $298,893,938 at September 30, 2006. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2007, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

For the nine months ended September 30, 2007, securities available-for-sale decreased by $2,395,254, to $89,127,049, as the Bank utilized funds from either maturing or called securities to pay off maturing Federal Home Loan Bank (“FHLB”) advances. This decrease was partially offset by the addition of $17.3 million in securities available-for-sale in the First Brandon acquisition. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $671,847 as of September 30, 2007 compared to a net unrealized loss of $1,064,427 as of December 31, 2006. Management is of the opinion that this unrealized loss is temporary.

Real estate owned and property acquired in settlement of loans (“OREO”) remained unchanged at $115,000.

During the nine months ended September 30, 2007, deposits increased by $114,021,230, including approximately $89.8 million from the First Brandon acquisition, to $579,527,050 as of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2007 from $465,505,820 as of December 31, 2006. Non-interest bearing checking accounts increased $7,096,063, or 18.35%, to $45,759,616 as of September 30, 2007 from $38,663,553 as of December 31, 2006. Savings and interest-bearing checking accounts increased $42,659,574, or 17.64%. Time deposits increased $64,265,593, or 34.73%, to $249,335,025 as customers opted for higher yielding time deposits

Securities sold under agreement to repurchase increased by $3,192,939 to $12,074,803 during the nine months ended September 30, 2007 from $8,881,864 as of December 31, 2006. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

Advances from the Federal Home Loan Bank (FHLB) decreased by $44,895,651 during the nine months ended September 30, 2007 to $75,104,349, as the Bank utilized the proceeds from deposit inflows and maturing securities to fund maturing FHLB advances as part of a de-leveraging strategy, which allowed the Bank to pay-off higher costing liabilities.

Goodwill and Other Intangible Assets amounted to $22,121,971, or 2.91% of total assets, as of September 30, 2007 compared to $12,140,016, or 1.81% of total assets, as of December 31, 2006. This increase was due to the acquisition of First Brandon.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by using a model whereby loss factors are applied to outstanding loans by type. In determining the loss factors, the Bank considers historical losses, market conditions, and qualitative factors that, in management’s judgment, affect the collectibility of the portfolio. The bank enhanced adequacy testing through further stratification of the loan portfolio and by establishing acceptable ranges for the loss factors applicable to each loan type.

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

The allowance for loan losses at September 30, 2007 was $4,480,486 compared to $3,975,122 at December 31, 2006. The increase is a result of the $579,304 allowance acquired in the First Brandon acquisition as well as $113,484 of loan charge-offs, $31,317 of recoveries, $105,000 in provisions for overdrafts, and the charge-offs and recoveries associated with the overdraft privilege program during the first nine months of 2007. In addition to these loan charge-offs and loan recoveries just mentioned, the Bank had $205,598 of overdraft charge-offs and $108,825 of overdraft recoveries during the nine-month

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period ended September 30, 2007. Under the overdraft privilege program the Bank pays items drawn on customer checking accounts and allows accounts with a negative balance to remain open. Customers pay a fee for the courtesy pay service. The privilege is suspended on accounts carrying a negative balance for 30 consecutive days, and the accounts are charged-off when remaining negative for 60 days. The courtesy pay service is not considered traditional lending; it is available to consumers without credit analysis or loan underwriting. The service helps customers and contributes to Bank revenue. Overdraft charge-offs are an inevitable consequence of the service as items are paid despite non-sufficient funds and some customers fail to bring their accounts positive within 60 days. Consistent with other recent operating periods, except for the acquired allowance, the majority of the allowance for loan loss activity was due to the fee for service overdraft privilege program. For purposes of financial reporting, the allowance for losses associated with the overdraft program is consolidated with the allowance for loan and lease losses. On that consolidated basis, the Bank experienced $319,082 in charge-offs and $140,142 in recoveries during the first nine months of 2007. The entire $105,000 provision was attributable to the overdraft program. That compares with charge-offs, recoveries and provisions for the year ended December 31, 2006 of $467,018, $189,788 and $230,011, respectively. At September 30, 2007, the portion of the allowance allocated to overdrafts was $32,363, representing 14% of total overdrafts and 112% of the aggregate negative balance of accounts that remained negative for 30 days or more. The Bank makes provisions to fund the allowance for overdraft charge-offs and seeks to maintain the allowance at a level approximately equal to the aggregate negative balance of accounts that have been negative for 30 days or more. At September 30, 2007 and December 31, 2006 the total allowance for loan loss represented 0.78% and 0.80% of loans respectively.

Excluding the overdraft losses, the majority of the loan charge-offs were attributable to two residential mortgage loans. The Bank was never active in the sub-prime mortgage market and has not experienced the higher default rates of those lenders who participated in that business segment. The loan defaults experienced by the bank continue to result from isolated incidents and are not associated with trends or patterns. Overall, loan delinquency remains at historically low levels.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended Sept. 30,	For the years ended December 31,
	2007	2006	2005	2004	2003	2002
Balance, beginning of period	$3,975,122	4,022,341	$4,019,450	$3,898,650	$3,875,708	$4,405,385
Charged-off loans	(319,082)	(467,018)	(123,885)	(14,737)	(86,642)	(687,899)
Recoveries	140,142	189,788	38,276	60,540	9,588	38,222
Balance from acquisition	579,304	—	—	—	—	—
Provision charged to income	105,000	230,011	88,500	74,997	99,996	120,000

Balance, end of period	$4,480,486	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2007, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $5,097,790 on September 30, 2007 compared to $4,063,615 at December 31, 2006. The Bank also had $115,000 of Other Real Estate Owned at September 30, 2007, compared to no OREO at December 31, 2006. The increase in classified loans comes from the adverse classification of some loans and the increase of loans over 90 days past due. Loans 90 days or more past due, including some impaired loans, were $1,219,105 at September 30, 2007 compared to $753,992 at December 31, 2006. The impaired loan total at September 30, 2007 was $2,825,798, and $339,173 of that amount was over 90 days past due. Although the impaired loans are on non-accrual status, the Bank had $2,486,625 of impaired loans still paying interest with the interest income recorded on a cash basis as of September 30, 2007. The impaired loan total at September 30, 2007 compares to the $305,307 recorded investment in impaired loans at December 31, 2006. The increase is primarily due to the impairment of one commercial real estate loan. The increase in non-performing loans, from $753,992 on December 31, 2006 to $3,705,730 on September 30, 2007 is largely due to the inclusion of the $2,486,625 impaired commercial real estate loan. While payments are still being made on that loan, it is considered impaired as defined by FAS 114. The increase in non-performing loans is also attributable to three residential mortgage loans with a combined balance of about $563,000. Those loans were over 90 days past due at September 30, 2007 and, as such, were placed on non-accrual status and considered non-performing. One of those loans is in foreclosure while repayment is still expected on the other two. Loans 30 to 89 days past due were $4,271,672 at the end of September 2007 compared to $1,511,770 at year-end 2006. The higher balance of past due loans is a result of more loans being past due. That is partially due to the portfolio growth that came with the acquisition of First Brandon. In addition, an increasing number of borrowers are experiencing difficulty with loan repayment as other expenses reduce the remainder of their disposable income. A review of classified loans for possible loan losses, combined with the results of adequacy testing, contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provision was needed during the first nine months of 2007.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	Sept. 30, 2007		December 31, 2006
90 day delinquent loans (1)	$880	0.12%	$449	0.07%
Nonaccrual impaired loans	2,826	0.37%	305	0.04%
Other real estate and chattel property owned	115	0.01%	—	0.00%

Total non-performing assets	$3,821	0.50%	$754	0.11%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	Sept. 30, 2007		December 31, 2006
Real estate loans-
Conventional	$2,365	88%	$2,592	78%
Construction	372	5%	357	3%
Collateral and consumer	196	3%	130	13%
Commercial and municipal	1,502	4%	850	6%
Impaired Loans	45	0%	46	0%

Total valuation allowance	$4,480	100%	$3,975	100%

Total valuation allowance as percentage of total loans	0.78%		0.80%

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

Comparison of the Operating Results for the Nine Months and the Three Months Ended

September 30, 2007 and September 30, 2006

Consolidated net income for the nine months ended September 30, 2007 in the amount of $3,397,391, or $0.73 per share (assuming dilution), compares to $3,976,298, or $0.92 per share (assuming dilution) for the first nine months of 2006, a decrease of 14.56%. For the third quarter ended September 30, 2007, net income totaled $1,292,827, or $.25 per share (assuming dilution), compared to $1,218,381, or $.28 per share (assuming dilution), for the same period in 2006, an increase of 6.11%. The Company’s returns on average assets and equity for the nine months ended September 30, 2007 were 0.65% and 9.15%, respectively, compared to 0.81% and 11.82%, respectively, for the same period in 2006. The above results include four months of operations from the acquisition of First Brandon, which closed on June 1, 2007, and merged with and into the Bank.

The $578,907 decrease in net income for the nine months ended September 30, 2007 reflects an increase of $1,780,417 in noninterest expense, due in part to the opening of two new branch offices and the consummation of the First Brandon acquisition. The increase in noninterest expense was partially offset by increases in net interest and dividend income and noninterest income in the amount of $170,341 and $671,437, respectively. The $74,446 increase in net income for the quarter ended September 30, 2007 reflects an increase of $858,183 in net interest and dividend income, as well as an increase in noninterest income in the amount of $228,072. Positive results from the First Brandon acquisition contributed to these increases. An increase in noninterest expense in the amount of $987,050, due in part to the First Brandon acquisition, partially offset the above gains. Sharp increases in the Bank’s cost of funds, as customers opted for higher yielding time deposits, reduced the Bank’s interest rate margin to 3.04% at September 30, 2007, from 3.18% at September 30, 2006. Total loan production for the nine months ended September 30, 2007 amounted to $149,542,811, compared to $147,526,406 for the nine months ended September 30, 2006.

Total interest income for the nine months ended September 30, 2007 increased by $3,356,970, or 13.46%, to $28,294,559 from $24,937,589 for the same period in 2006. For the three months ended September 30, 2007, total interest income increased by $1,555,125, or 17.76%, to $10,309,963 from $8,754,838 for the same period in 2006. Interest and fees on loans increased $3,262,585, or 15.56%, and $1,581,485, or 21.58%, for the nine and three month periods, respectively, due to the increase in the Bank’s loan portfolio and the acquisition of First Brandon.

For the nine months ended September 30, 2007, interest and dividends on investment securities decreased $109,465, or 2.97%, to $3,574,022, from $3,683,487 for the same period in 2006. For the quarter ended September 30, 2007, interest and dividends on investment securities decreased $71,233, or 5.49%, to 1,226,724, from $1,297,957 for the same period in 2006. Lower balances in investment securities caused by cash-flows from maturing securities being used to pay-off maturing FHLB advances was the primary cause for the decrease in interest and dividends on investment securities.

For the nine months ended September 30, 2007, total interest expense increased by $3,186,629, or 29.65%, to $13,932,419, from $10,745,790 for the same period in 2006. For the three months ended

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2007, total interest expense increased $696,942, or 16.34%, to $4,962,555, from $4,265,613 for the same period in 2006. For the nine months and three months ended September 30, 2007, interest on deposits increased $3,454,964, or 64.78%, and $1,251,523, or 56.97%, respectively. The increases were attributable to a rising interest rate environment and a shift of deposits to higher yielding time deposits.

For the nine months ended September 30, 2007, interest on advances and other borrowed money decreased $268,335, or 4.96%, to $5,143,704, from $5,412,039 for the same period in 2006. For the quarter ended September 30, 2007, interest on advances and other borrowed money decreased by $554,581, or 26.81%, to $1,514,181,, from $2,068,762 for the same period in 2006. The Bank paid off maturing FHLB advances in the amount of $45,000,000 during the first nine months of 2007, which contributed to the decrease.

The allowance for loan losses was $4,480,486 on September 30, 2007 compared to $4,007,861 on September 30, 2006. The allowance for loan losses represented 0.78% of total loans at September 30, 2007 down from 0.80% at September 30, 2006. The increase in the allowance is primarily due to the $579,304 allowance acquired from First Brandon in the second quarter of 2007. During the first nine months of 2007, provisions of $105,000 were made to the allowance compared to provisions of $159,776 made during the same period in 2006. Except for the provisions allocated to the fee for service overdraft program, no additional provision for loan loss were made in the first nine months of 2007 or 2006. Net charge-offs, including activity associated with the overdraft program, were $178,940 in the first nine months of 2007. That compares to net charge-offs of $174,256 during the first nine months of 2006.

For the three months ended September 30, 2007 loan charge-offs and recoveries, including the charge-offs and recoveries associated with the overdraft program, were $151,788 and $42,090 respectively. As a result, net charge-offs for the three-month period were $109,698. That compares to charge-offs, recoveries, and net charge-offs of $97,156, $34,768, and $62,389, respectively for the same three-month period in 2006. About 65% of the charge-offs during the third quarter of 2007 were attributable to the fee for service overdraft program compared to 93% in the third quarter of 2006. During the three month period ended September 30, 2007 the Bank made provisions of $60,000 to fund the allowance. That compares to $51,000 during the same period in 2006. In both 2007 and 2006 all of the provisions were made to fund the portion of the allowance allocated to overdrafts. The overdraft charge-offs in 2007 were similar to the level experienced in 2006. Excluding the overdrafts, loan charge-offs were higher in 2007, but remained at historically low levels.

For the nine months ended September 30, 2007, total noninterest income increased by $671,437, or 15.75%, which includes results from the First Brandon acquisition, to $4,934,708 as of September 30, 2007, from $4,263,271 for the same period in 2006. The increase in noninterest income for the nine-month period ended September 30, 2007 was the result of an increase in the amount of $438,685, or 14.67%, in customer service fees due to increased customer accounts and associated increases in ATM and overdraft fees. In addition, an increase in net gain on sale of loans in the amount of $150,814 contributed to the increase in noninterest income.

For the three months ended September 30, 2007, total noninterest income increased by $228,072, or 14.80%, which includes four months of operation of the First Brandon division, from $1,541,001 in 2006, to $1,769,073 for the same period in 2007. The increase in noninterest income for the quarter ended September 30, 2007, was partially due to an increase in the amount of $157,921, or 14.11%, in customer service fees.

For the nine months ended September 30, 2007, total noninterest expenses increased $1,780,417, or 14.44%, from $12,331,854 during the nine months ended September 30, 2006, to $14,112,271 for the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

same period in 2007. For the three months ended September 30, 2007, total noninterest expenses increased by $987,050, or 23.96%, from $4,119,651 during the three months ended September 30, 2006, to $5,106,701 for the same period in 2007. Included in the noninterest expenses increase for both the nine and three months ended June 30, 2007, are approximately $400,000 and $300,000, respectively, in expenses associated with the First Brandon acquisition.

For the nine-month period ended September 30, 2007:

•

Salaries and employee benefits increased by $641,022, or 9.78%, to $7,192,636 for the nine months ended September 30, 2007 from $6,551,614 for the nine months ended September 30, 2006. Gross salaries and benefits paid increased $705,053, or 9.93%, from $7,100,900 during the nine months ended September 30, 2006, to $7,805,953 for the same period in 2007. The increase in gross salaries and employee benefits includes approximately $550,000 in salaries and employee benefits incurred from the First Brandon acquisition. The deferral of salary and benefit expenses associated with the origination of mortgage loans increased slightly in the amount of $64,031, or 11.66%, from $549,286 for the nine months ended September 30, 2006 to $613,317 for the nine months ended September 30, 2007.

•

Occupancy expenses increased by $442,460, or 22.28%, from $1,986,189 for the nine months ended September 30, 2006 to $2,428,649 for the nine months ended September 30, 2007. Depreciation costs associated with the recent opening of five new branch offices the retrofitting of several of the Bank’s branch offices, as well as four months of operation of the First Brandon division, contributed to the increase in occupancy expenses.

•

Advertising and promotion increased by $27,067, or 11.12%, from $243,330 for the nine months ended September 30, 2006 to $270,397 for the nine months ended September 30, 2007. Included in this increase are advertising and promotion expenses associated with the opening of two new branch offices, as well as four months of operations of the First Brandon division.

•

Outside services increased by $57,791, or 11.92%, from $484,724 for the nine months ended September 30, 2006 to $542,515 for the nine months ended September 30, 2007. Expenses associated with data processing fees and the Bank’s Overdraft Protection Program contributed to the increase in outside services. The Bank pays a percentage of the fees collected on overdrafts to an outside firm for services rendered in monitoring the program.

•	Professional services increased by $25,650, or 6.68%, from $383,731 for the nine months ended September 30, 2006 to $409,381 for the nine months ended September 30, 2007.

•

ATM processing fees increased by $75,930, or 25.66%, from $295,906 for the nine months ended September 30, 2006 to $371,836 for the nine months ended September 30, 2007, due to continuing, increased volume of transactions, partly because of the opening of two new branch offices and four months of operations of the First Brandon division. Increased revenues from ATM transactions offset ATM processing fees.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $39,407, or 24.98%, from $157,723 for the nine months ended September 30, 2006 to $118,316 for the nine months ended September 30, 2007 due to a lower amount of prepayments of loans associated with the Bank’s mortgage loan servicing portfolio as the number of mortgage loan refinancings slowed.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Other expenses increased by $506,392 or 26.28%, from $1,926,954 for the nine months ended September 30, 2006 to $2,433,346 for the nine months ended September 30, 2007, due to expenses associated with the Bank’s overdraft protection program, the amortization of the Core Deposit Intangible in the amount of $134,969, and four months of operations of the First Brandon division.

For the three-month period ended September 30, 2007:

•

Salaries and employee benefits increased by $267,051, or 11.79%, to $2,531,430 for the three months ended September 30, 2007 from $2,264,379 for the three months ended September 30, 2006. Gross salaries and benefits paid increased $320,101, or 13.15%, to $2,754,188 during the three months ended September 30, 2007, from $2,434,087 at September 30, 2006. The increase in gross salaries and employee benefits includes approximately $300,000 in salaries and employee benefits from the First Brandon operations for the three months ended September 30, 2007.

•

Occupancy expenses increased by $218,224, or 33.13%, from $658,635 for the three months ended September 30, 2006 to $876,859 for the three months ended September 30, 2007. Depreciation costs associated with the recent opening of five new branch offices, the retrofitting of several of the Bank’s branch offices, as well as three months of operations of the First Brandon division, contributed to the increase in occupancy expenses.

•

Advertising and promotion increased by $39,568, or 64.41%, from $61,434 for the three months ended September 30, 2006 to $101,002 for the three months ended September 30, 2007. Included in the increase in advertising and promotion are expenditures associated with promoting the First Brandon division during the transition phase after the acquisition.

•

Outside services increased by $55,997, or 39.84%, from $140,548 for the three months ended September 30, 2006 to $196,545 for the three months ended September 30, 2007. Expenses associated with data processing fees and the Bank’s Overdraft Protection Program contributed to the increase in outside services. The Bank pays a percentage of the fees collected on overdrafts to an outside firm for services rendered in monitoring the program.

•	Professional services decreased by $3,206, or 2.44%, from $131,294 for the three months ended September 30, 2006 to $128,088 for the three months ended September 30, 2007.

•

ATM processing fees increased by $39,695, or 40.25%, from $98,609 for the three months ended September 30, 2006 to $138,304 for the three months ended September 30, 2007, due to continuing, increased volume of transactions. This increase was offset by increased revenues

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased by $2,881, or 6.27%, from $45,941 for the three months ended September 30, 2006 to $43,060 for the three months ended September 30, 2007.

•

Other expenses increased by $337,891, or 55.64%, from $607,330 for the three months ended September 30, 2006 to $945,221 for the three months ended September 30, 2007, primarily due to expenses associated with the Bank’s overdraft protection program, the amortization of the Core Deposit Intangible in the amount of $101,227, and three months of operations of the First Brandon division.

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

The Bank’s one-year gap as of September 30, 2007, was negative 16%, compared to the December 31, 2006 gap of negative 21%. The Bank continues to hold in portfolio adjustable rate mortgages, which reprice at one, three, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap, of negative 16%, as of September 30, 2007, means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Bank’s NPV as of June 30, 2007 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
-200 bp	95,659	8,257	+9%	12.34%	+92 bp
-100 bp	92,888	5,486	+6%	12.04%	+62 bp
-50 bp	90,541	3,139	+4%	11.78%	+36 bp
0 bp	87,402	—	—	11.42%	—
+50 bp	83,679	-3,723	-4%	10.99%	-43 bp
+100 bp	79,530	-7,872	-9%	10.51%	-91 bp
+200 bp	70,090	-17,312	-20%	9.38%	-204 bp
+300 bp	59,123	-28,279	-32%	8.03%	-338 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2007, the Bank had approximately $150,000,000 in additional borrowing capacity from the FHLB.

At September 30, 2007, the Company’s shareholders’equity totaled $61,676,085, or 8.11%, of total assets, compared to $48,409,406, or 7.20%, of total assets at December 31, 2006. The Company’s Tier I core capital was 7.66% as of September 30, 2007, compared to 8.12% at year-end December 31, 2006. The increase in shareholders’ equity in the amount of $13,266,679 reflects net income of $3,397,391, the payment of $1,729,907 in common stock dividends, payments in the amount of $5,079,060 to acquire treasury stock, proceeds in the amount of $663,004 for the exercise of stock options, an decrease of $392,580 in accumulated other comprehensive loss, and an increase in paid-in capital in the amount of $15,622,671 resulting from the First Brandon acquisition.

On June 14, 2007, the Company announced a stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program will continue until the repurchase of 243,380 shares is complete. As of November 2, 2007, 64,092 shares of common stock had been repurchased under the June 14, 2007 plan. On January 25, 2007, the Company announced a stock repurchase program. The January 25, 2007 stock repurchase program was completed on July 23, 2007 with an amount of 209,400 shares repurchased. The Board has determined that a share buyback is appropriate to enhance shareholder value; such repurchases generally increase earnings per share, return on average assets and on average equity, three performing benchmarks against which bank and thrift holding companies are often measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of September 30, 2007, the Company had $1,058,723 in cash available, which it plans to use to continue its annual dividend payout of $.52 per share and pay the interest on its subordinated debentures interest. The interest and dividend payments are approximately $3.5 million per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, stock re-purchase needs, and costs associated with the First Community Bank acquisition.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2007, net cash provided by operating activities amounted to $4,628,555 compared to net cash provided by operating activities of $9,176,866 for the same period in 2006, a decrease of $4,548,311. Decreases in net income in the amount of $578,907, loans held for-sale in the amount of $1,081,775, and accrued expenses and other liabilities in the amount of $1,787,762 contributed to the decrease in cash provided by operating activities. In addition, an increase in accrued interest receivable and other assets in the amount of $1,178,002 contributed to the change. The acquisition of First Brandon primarily caused these differences.

Net cash provided by investing activities amounted to $15,725,499 for the nine months ended September 30, 2007, compared to net cash used in investing activities of $23,047,389 for the same period in 2006, a change of $38,772,888. A decrease in loan originations and principal collections, net in the amount of $19,094,296, an increase in maturities of securities available-for-sale in the amount of $9,498,867, and cash and cash equivalents from the First Brandon acquisition in the amount of $12,705,324 contributed to the change in cash provided by investing activities. Cash paid for acquiring First Brandon amounted to $4,399,768.

For the nine months ended September 30, 2007, net cash used in financing activities amounted to $25,564,283 compared to net cash provided by financing activities of $12,905,345 for the same period in 2006, a change of $38,469,628. During the nine months ended September 30, 2007, the Bank paid off advances from the FHLB in the amount of $45,000,000 as compared to obtaining advances from the FHLB in the amount of $20,000,000 during the same period in 2006. The Bank used proceeds from maturing securities available-for-sale, deposit inflows, and cash provided from the First Brandon acquisition to pay off higher costing advances from the FHLB.

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

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2007, the Bank’s ratios were 7.66%, 7.66%, and 10.84%, respectively, well in excess of the regulators’ capital requirements.

Book value per share was $12.39 at September 30, 2007, compared to $11.59 per share at September 30, 2006.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2007 through July 31, 2007 (1)	20,000	$15.955	226,900	257,055
August 1, 2007 through August 31, 2007	40,000	14.743	266,900	217,055
September 1, 2007 through September 30, 2007	37,767	15.650	304,667	179,288
Total	97,767	$15.341	304,667	179,288

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Common Shareholders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 1, 2007).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

14	Code of Ethics (previously filed as an exhibit to the Company’s December 31, 2003 Form 10-K filed with the Commission on March 30, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 14, 2007	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2007	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)