Form 10-K
period 2007-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2008-03-27
CIK 846931

New Hampshire Thrift Bancshares, Inc. is the parent company of Lake Sunapee Bank,fsb,a federal stock savings bank providing financial services throughout central and western New Hampshire and central Vermont.

The Bank encourages and supports the personal and professional development of its employees, dedicates itself to consistent service of the highest level for all customers, and recognizes its responsibility to be an active participant in, and advocate for, community growth and prosperity.

Selected Financial Highlights

For the Years Ended December 31,	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net Income	$4,516	$5,040	$5,524	$5,098	$5,771
Per Share Data:
Basic Earnings (1) (2)	0.93	1.20	1.31	1.23	1.46
Diluted Earnings (2)	0.92	1.17	1.29	1.20	1.42
Dividends Paid (2)	0.52	0.52	0.50	0.45	0.36
Dividend Payout Ratio	55.91	43.33	38.17	36.59	24.66
Return on Average Assets	0.61%	0.75%	0.89%	0.87%	1.15%
Return on Average Equity	7.98%	11.04%	13.10%	12.17%	15.83%

As of December 31,	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Total Assets	$834,230	$672,031	$650,179	$595,514	$526,246
Total Deposits	652,972	465,506	464,637	433,072	428,477
Total Securities (3)	94,993	99,063	119,303	123,421	126,179
Loans, Net	626,274	492,712	463,151	413,808	344,573
Federal Home Loan Bank Advances	63,387	120,000	100,000	75,000	22,000
Shareholders’ Equity	72,667	48,409	46,727	43,835	39,125
Book Value per Share	$12.69	$11.58	$11.07	$10.52	$9.74
Average Common Equity to Average Assets	6.77%	6.77%	6.80%	7.15%	7.28%
Shares Outstanding	5,726,772	4,180,080	4,219,980	4,167,180	4,017,380
Number of Branch Locations	29	18	17	15	14

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.

(2)	Data presented for years prior to 2004 has been restated for the effect of a two-for-one stock split, in the form of a 100% stock dividend, in February 2005.

(3)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Shareholders

…the Company has positioned itself to be more broadly diversified than ever before…

Growth by expanding existing customer relationships…Growth from the strategic positioning of our newest branch offices…and…Growth through the acquisition of two Vermont-based financial institutions…all contributed to a year of significant change for New Hampshire Thrift Bancshares. The process of developing comprehensive business plans, whether short-term or long-term, embodies a collective effort that envisions both where it is that a company wants to go and what it is that a company wants to be when it gets there. As we take time to review what has happened with the Company over the last few years, we can quite clearly see that the success of our planning process results just as much from its development and design as it does from its implementation and execution.

With the recent acquisition of both the First Brandon National Bank of Brandon, Vermont and the First Community Bank of Woodstock, Vermont, the Company has positioned itself to be more broadly diversified than ever before. While this first has been geographic diversification, as we now serve several different markets in both New Hampshire and Vermont, it has more importantly diversified the balance sheet of the Company in a way that years of normal growth patterns could not have easily achieved. We have taken a major step forward and, in so doing, have acknowledged and accepted the initial short-term challenges of assimilation, transition and integration.

Consistent with our ‘How can we help you today?’ culture, the Company looks to further advance its position of financial services leadership throughout our marketplace segments as we continue to grow our banking franchise. Despite the very real forecasts of economic uncertainty that will surely compromise business expectations in almost all industry sectors in the coming year, we remain well positioned to address the variety of needs in the expanded markets that we now serve.

COMPANY EARNINGS

The Company reported consolidated net income for the year-ended December 31, 2007 of $4,515,682, or $0.92 per share of common stock (fully diluted). This compares to net income of $5,039,859, or $1.17 per share of common stock (fully diluted) that the Company reported in 2006. Margin compression continued to negatively impact most financial institutions during 2007, along with the ongoing downward slide of the housing market. Additionally, net income for the year was adversely affected by several one-time costs totaling approximately $1,000,000 that were directly associated with the two acquisitions. We also continue to recognize the ongoing expenses of the five newer branches as they move through the early years of growing their profitability levels beyond their initial operating overhead. As a result, non-interest income remains an important complement to the balancing of income over expense. And, recent actions by the Federal Reserve have and will continue to impact financial institutions, at times exacerbating the already delicate prospects of increased earnings during a time of broadening economic weakness. For more in-depth analysis, the complete financial details for the year ending December 31, 2007 can be found in the Management’s Discussion and Analysis section that immediately follows this letter.

SHAREHOLDER VALUE

Despite the current lack of investor interest in the financial services sector, the Company remains focused on developing long-term shareholder value by building on our position of market leadership and expanding our efforts to penetrate new markets. The recent fluctuations in the share price of bank stocks overshadows the real growth that continues to build as a company seeks to increase the book value of our common stock. Our continuing commitment to moving the Company forward is central to our strategic planning for the future and our fundamental goals for growth over time have not been too greatly tainted by the prevailing economic climate.

The Company’s stock price closed out the year 2007 at $12.47 per share, above its low for the year, but well below its 2006 year-end price of $16.00 per share. Shareholder’s equity of $72,667,323 at year-end resulted in a book value of $12.69 per share at December 31, 2007, based upon a total of 5,719,772 shares of common stock outstanding. This represented an increase in book value of $1.11 per share, or 9.59%, from a year earlier. Additionally, the Company continued to maintain its uninterrupted history of quarterly cash dividends.

Letter to Shareholders (continued)

Over the course of the year ended December 31, 2007, the Company repurchased a total of 330,867 shares of its common stock The decision to continue to use excess capital in this manner is based on the belief that the Company’s stock remains a good investment and its true value is not currently reflected by its market price. As a result of the buy-back of shares, there were 153,088 remaining for purchase at year-end under the Company’s existing repurchase program. Going forward, the Company will continue to purchase shares from-time-to-time when the market is favorable to our general corporate purposes.

In general, the Company is looking to grow its asset base and market presence for the benefit of greater net earnings, an ever-stronger capital position and real growth in the underlying value for the shareholder. As a company, these simple operating principles of our mission have not changed.

THE ROLE OF COMMUNITY BANKS

As the ripple effect of the sub-prime mortgage crisis begins to filter its way into many more segments of the economy than originally envisioned, it is alarming to think how devastating this all may turn out to be to the universal goal of home ownership and the more general ‘American Dream’ of personal financial independence. Community banks, however, having not participated in the lending practices that brought about this untenable situation, now find themselves more deeply involved than ever as we try to find ways to help good-intentioned people out of what they seem to have gotten themselves into. This, interestingly enough, has always been part of the role we play in broadly addressing the various needs of the communities we serve. While the world of cutting-edge products and services…some good, some bad…swirls around us, we simply continue to do what we have always done. Certainly, we don’t do it the way we have always done it, but the underlying premise and focus of what we do has not changed significantly over the years.

For our Company, now operating in its 140th year, we continue to see growing opportunities for community banking. Competition from a variety of external providers remains an inherent risk to our industry, but the Company is now better positioned to meet the needs of our customers in a way that helps them to distinguish the longer-term difference in the fundamental relationship of ‘value’ over price.

While it can be argued that the longer-term relevance of community banks is ever so slowly diminishing as our more traditional customer base ages, the fact is that we are now seeing a new ‘return-to-safety’ trend emerging as the markets, products, and services to which many people have been attracted begin to erode. The traditional customer contact points of deposits and loans, while still a vital part of our business model, are now being expanded for all ages into the areas of wealth management, investment services and retirement plans, as well as a growing need in the area of health savings accounts as employers begin to share more of the burden of medical coverage to their employees.

Our continuing success as a community bank, then, rests in the development and maintenance of relationships. Changes now come quite quickly within the financial services industry and we are, as stewards of the business, obligated to acknowledge and embrace that which is good, while at the same time weeding-out that which may be not so good, for our customers….for our communities…and for our Company.

…we are, as stewards of the business, obligated to acknowledge and embrace that which is good…

BALANCE SHEET HIGHLIGHTS

Total assets of the Company stood at $834,229,842 at year-end December 31, 2007 as compared to $672,031,030 at year-end 2006. This represents an increase of nearly 25%, which is primarily attributable to the acquisition of First Brandon National Bank and First Community Bank. Total deposits increased significantly during the year, providing more than sufficient liquidity to pay down our advances from the Federal Home Loan Bank from $120,000,000 at year-end 2006 to just over $63,000,000 at December 31, 2007. Growth in assets will continue to be an important factor going forward as we identify more ways to lessen the continuing impact of margin compression.

Total loans held in portfolio increased to $626,274,462 and now represent just over 75% of our total asset base. Even though this is a slight percentage increase over last year, it does represent a true net increase in our earning assets. The mortgage market was generally flat year-over-year from 2006 to 2007, with many borrowers looking to

Letter to Shareholders (continued)

refinance and lock-in fixed rate loans that the Company continues to sell on a servicing-retained basis into the secondary market. At year-end December 31, 2007, the Company was servicing just over 2,700 fixed-rate mortgage loans with total outstanding balances of roughly $307,000,000. The Company continues to originate loans in a very conservative manner and has not varied from its traditional policies. In particular, the Company has not and does not originate ‘sub-prime’ mortgage loans.

…sharing in the vision of what the Company has become, and can be going forward, is an important factor in contributing to our future success as a community bank…

Despite the current turmoil in the credit markets, the Company has maintained a clear focus on the inter-dependency between asset quality and capital. Capital was deployed during the year to acquire both of the Vermont-based banks, as well as to repurchase stock of the Company in the open market. These uses were seen as further solidifying the underlying strength of the Company by broadening its market positioning and reducing the number of outstanding shares. At year-end, core capital remained strong at 7.84% and asset quality was very strong, with non-performing loans representing just 0.60% of total assets. Maintaining good asset quality is vital to the longer-term stability and growth of the Company, with the most recent Safety and Soundness Examination by the Office of Thrift Supervision confirming that our traditional high quality rating remains in place.

LOOKING AHEAD

It is difficult not to share a serious degree of concern for the financial impact of the current economic uncertainty that now weighs upon the short-term prospects for the years just ahead. The nationwide burdens of margin compression, an inevitable economic slowdown and continuing fallout from the sub-prime mortgage activity of the past are all combining to create a most challenging period ahead for those companies in the financial services sector. For us, the year 2008 will serve as a transitional period for the Company as we seek to embrace and understand the various influences both within and without our expanding markets in New Hampshire and Vermont.

This is also a time to look for opportunities. Customer needs do not go away in times like these. In fact, their needs may actually increase. And, we have been laying the groundwork over the last few years to meet a much broader variety of needs by building and maintaining a responsible pipeline for consumer, mortgage and commercial loans. It is the ‘customer-centric’ approach of our Company’s underlying business philosophy that has seen us crafting new marketing messages, adding new branches and enhancing staff training to meet the needs of our existing and future customers.

We are committed to moving the Company forward. Striving for quality over price, it is our continuing effort to bring ‘added value’ to each relationship. Sustainable growth comes one customer at a time. It is a very simple series of building blocks on which the foundational-strength of this Company continues to be built as we move into the future.

IN CLOSING

It seems appropriate that we take a moment to mention the recent changes in our corporate governance. First, we must mention the untimely death last year of Dennis A. Morrow who had served for many years as a director of both the Company and the Bank. Secondly, both John J. Kiernan and Kenneth D. Weed retired from the board of the Bank at the conclusion of last year’s annual meeting, with Mr. Kiernan’s career with Company and the Bank spanning a period of more than forty-five years. The dedication and commitment of these individuals contributed greatly to the advancement of the Company. Additionally, we would like to welcome two new members to our Board of Directors, Peter D. Terwilliger and Michael J. Putziger. Mr. Terwilliger previously served as Chairman of the Board of First Brandon National Bank and Mr. Putziger served as the Chairman of the First Community Bank of Woodstock.

On behalf of all those who work so diligently together to strengthen the presence of our banking franchise throughout the various communities we serve, I want to take this opportunity to express our appreciation to you, our shareholders, for your continuing confidence in the Company. Sharing in the vision of what the Company has become, and can be going forward, is an important factor in contributing to our future success as a community bank.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

New Hampshire Thrift Bancshares, Inc.’s (the “Company” or “NHTB”) profitability is derived from its subsidiary, Lake Sunapee Bank, fsb (the “Bank”). The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings.

Overview

•

On June 1, 2007, NHTB completed its acquisition of First Brandon National Bank, and on October 1, 2007, NHTB completed its acquisition of First Community Bank, further expanding the Company’s presence in Vermont.

•	Total assets stood at $834,229,842 at December 31, 2007, an increase of $162,198,812, or 24.14%, from $672,031,030 at December 31, 2006.

•	Net loans increased $133,562,665, or 27.11%, to $626,274,462 at December 31, 2007 from $492,711,797 at December 31, 2006.

•	In 2007, the Bank originated $200,787,883 in loans, compared to $185,458,739 in 2006.

•	The Bank’s loan servicing portfolio increased to $305,838,179 at December 31, 2007 from $300,019,470 at December 31, 2006, an increase of $5,818,709, or 1.94%.

•

The Company earned $4,515,682, or $0.92 per common share, assuming dilution, for the year ended December 31, 2007, compared to $5,039,859, or $1.17 per common share, assuming dilution, for the year ended December 31, 2006.

•	Net interest and dividend income for the year ended December 31, 2007, increased by $1,838,589 or 9.98%, to $20,262,462.

•	The Bank’s interest rate spread stabilized to 2.91% as of December 31, 2007 from 2.87% at December 31, 2006.

•	The Bank opened one new branch office during 2007, located in Hanover, New Hampshire.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; and (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2007, there were no valuation allowances set aside against any deferred tax assets.

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

Management’s Discussion and Analysis (continued)

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, Vermont, (“First Brandon”) for approximately $20.8 million in cash and stock (the “Merger”). Immediately following the closing of the transaction on June 1, 2007, First Brandon’s subsidiary bank, First Brandon National Bank, merged with and into the Company’s subsidiary bank, Lake Sunapee Bank, fsb, and operates under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb”. The combined company had approximately $771 million in assets and operates 24 branches in New Hampshire and Vermont at the time of the merger.

First Community Acquisition

On April 16, 2007, NHTB announced that it had entered into a definitive agreement to acquire First Community Bank (“First Community”) for approximately $14.6 million in cash and stock, which further expanded NHTB’s New Hampshire-based banking franchise into the State of Vermont. First Community merged with and into NHTB’s subsidiary bank, Lake Sunapee Bank, fsb on October 1, 2007. First Community operated 5 branches located in Woodstock, Killington and Rutland, Vermont and had over $83.4 million in assets. The acquisition of First Community created a combined company with approximately $841.0 million in assets and 29 branches in New Hampshire and Vermont.

Comparison of Years Ended December 31, 2007 and 2006

Financial Condition

Total assets increased by $162,198,812, or 24.14%, to $834,229,842 as of December 31, 2007 from $672,031,030 as of December 31, 2006. The increase in assets includes approximately $177 million from the First Brandon and First Community Bank acquisitions.

Total gross loans, excluding loans held-for-sale, increased $133,562,665, or 27.11%, including approximately $129 million from the First Brandon and First Community Bank acquisitions, to $626,274,462 as of December 31, 2007. The Bank’s conventional real estate loan portfolio increased $54,027,375, or 19.18%, to $335,782,676. Construction loans increased $4,595,025, or 26.86%, to $21,704,154. Commercial real estate loans increased $39,222,376, or 37.99%, to $142,469,203, due primarily to new loans acquired from the two acquisitions. Additionally, consumer loans increased $12,342,536, or 19.51%, to $75,619,503 and Commercial and municipal loans increased $22,993,222, or 77.89%, to $52,514,784. These increases were due to the acquired loan portfolios of the acquired two banks. The continued favorable interest rate environment also made the above loan offerings very attractive. Sold loans totaled $305,838,179 at year-end 2007, compared to $300,019,470, at year-end 2006. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. The Bank expects to continue to sell fixed rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable rate loans in portfolio. Adjustable rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years. Asset remained strong with non-performing assets as a percentage of total assets at 0.60% as the Bank continued to originate loans in a conservative manner. In particular, the Bank does not originate nor purchase “sub-prime” mortgage loans.

The fair value of investment securities available-for-sale decreased $4,062,300, or 4.44%, to $87,460,003, including approximately $21 million from the First Brandon and First Community Bank acquisitions, as of December 31, 2007, from $91,522,303 at December 31, 2006. The Bank used proceeds from maturing securities to pay off maturing Federal Home Loan Bank advances.

The Bank realized no gains on the sales and calls of securities during 2007, as compared $71,069 during 2006. As of December 31, 2007, the Bank’s investment portfolio had a net unrealized holding loss of $1,663,149, as compared to a net unrealized holding loss of $1,762,587 at December 31, 2006. Since the average life of the investment portfolio is less than five years and the liquidity of the Bank remains strong, the Bank does not anticipate the need to prematurely sell any investments and realize a loss. In addition, all securities are rated as investment grade by the leading rating agencies. The investments in the Bank’s investment portfolio that are temporarily impaired as of December 31, 2007 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored agencies.

Management’s Discussion and Analysis (continued)

Real estate owned and property acquired in settlement of loans was at $240,802 at December 31, 2007 as compared to $0 at December 31, 2006.

Goodwill increased by $15,153,454 to $27,293,470 as of December 31, 2007, from $12,140,016 as of December 31, 2006. Goodwill recognized due to the acquisition of First Brandon amounted to $7,503,046, after acquisition costs of $20,832,293. Goodwill recognized due to the acquisition of First Community amounted to $7,650,408, after acquisition costs of $14,649,648. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of New London Trust in 2001.

Core deposit intangible amounted to $3,160,303 as of December 31, 2007 due to the two acquisitions in 2007. The Bank amortized $307,697 during 2007, utilizing the sum-of-the-digit method over ten years to amortize the core deposit intangible.

Total deposits increased by $187,466,197, (including approximately $152 million from the two acquisitions closed during 2007), or 40.27%, to $652,972,017 as of December 31, 2007 from $465,505,820 as of December 31, 2006. The increase in deposits occurred due to an increase in the Bank’s certificates of deposit as customers were attracted to safety and guarantee of FDIC insurance resulting from uncertain credit markets.

Advances from the Federal Home Loan Bank (FHLB) decreased by $56,613,126, or 47.18%, to $63,386,874, including approximately $3.6 million from the two acquisitions, from $120,000,000 at December 31, 2006. The Bank used proceeds from maturing investment securities, liquidity generated from the two acquisitions, and funds from deposit in-flows to pay-off maturing FHLB advances as part of a de-leveraging strategy used to reduce funding costs. The weighted average interest rate for the outstanding FHLB advances was 4.52% as of December 31, 2007, as compared to 5.06% as of December 31, 2006.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2007, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $23 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2007, the Bank had approximately $179 million in additional borrowing capacity from the FHLB.

At December 31, 2007, the Company’s shareholders’ equity totaled $72,667,323, as compared to $48,409,406, at year-end 2006. The increase of $24,257,917 reflects net income of $4,515,682, the payment of $2,475,019 in common stock dividends, the exercise of stock options in the amount of $782,044, a tax benefit on the exercise of stock options in the amount of $47,911, a total increase in total common stock in the amount of $18,885 due to the exercise of stock options, paid-in capital due to the acquisition of First Brandon in the amount of $15,582,350, paid-in capital due to the acquisition of First Community in the amount of $11,138,053, an increase in accumulated other comprehensive loss in the amount of $60,520, and the repurchase of 341,779 shares at a cost of $5,291,469. The change in other comprehensive loss included an after tax loss in the amount of $120,570 due to the Bank’s curtailment of its defined benefit pension plan.

On June 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of December 31, 2007, 153,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2007, the Company had funds in the amount of $320,355. Total cash needs for the Company during 2008 will amount to approximately $4.4 million with $3.0 million being used to pay dividends on the Company’s common stock and $1.4 million to pay interest on the Company’s capital securities. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the Company’s cash needs for 2008.

Net cash provided by operating activities decreased by $5,083,179 to $4,428,635 in 2007 from $9,331,814 in 2006. The decrease is primarily attributable to an increase in the amount of $1,230,180 in loans held for sale and an increase in the amount of $4,522,627 in accrued expenses and other liabilities.

Management’s Discussion and Analysis (continued)

Net cash flows provided from investing activities totaled 21,681,532 in 2007, as compared to net cash flows used in investing activities of $15,561,289 in 2006, a change of $37,242,821. During 2007, loan originations and principal collections, net, decreased in the amount of $21,244,142, and cash and cash equivalents acquired from First Brandon and First Community, net of expenses paid, amounted to $7,678,405 which accounted for the majority of the change in investing activities.

In 2007, net cash flows used by financing activities totaled $26,822,406, as compared to net cash flows provided from financing activities in the amount of $14,830,821, a change of $41,653,227. Net repayment of FHLB advances in the amount of $60,848,727, coupled with net deposit inflows of $35,366,059 accounted for the change in financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2008 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2007, approximately $26,000,000 in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Bank’s liquidity, capital resources or results of operations.

The following table represents the Company’s contractual obligations at December 31, 2007:

Payments Due by Period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligation	$63,480	$52,098	$10,382	$—	$1,000
Operating Lease Obligation	1,361	373	501	302	185

Total	$64,841	$52,471	$10,883	$302	$1,185

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2007, the Bank’s ratios were 7.84%, 7.84%, and 11.08%, respectively, well in excess of the OTS requirements.

Book value per share was $12.69 at December 31, 2007, as compared to $11.58 per share at December 31, 2006.

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with generally accepted accounting principles (GAAP) ,which require the measurement of the Company’s financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

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

Management’s Discussion and Analysis (continued)

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

The Bank’s one-year gap at December 31, 2007, was negative 20.99%, as compared to the December 31, 2006 gap of negative 20.83%. If short-term interest rates were to rise, the Bank’s net interest income would be reduced because the cost to re-finance the FHLB advances and re-pricing deposits would increase prior to any asset re-pricing.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2007:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$138,751	$63,257	$105,055	$224,465	$100,525	632,053
Investments and FHLB overnight deposit	35,713	7,499	10,055	30,794	24,710	108,771

Total	174,464	70,756	115,110	255,259	125,235	740,824

Interest-bearing liabilities:
Deposits	172,768	72,703	113,556	23,571	242,349	624,947
Repurchase agreements	15,441	—	—	—	—	15,441
Borrowings	50,122	10,123	1,249	20,370	1,000	82,864

Total	238,331	82,826	114,805	43,941	243,349	723,252

Period sensitivity gap	(63,867)	(12,070)	305	211,318	(118,114)	17,572
Cumulative sensitivity gap	$(63,867)	$(75,937)	$(75,632)	$135,686	$17,572
Cumulative sensitivity gap as a percentage of interest-earning assets	-36.61%	-30.97%	-20.99%	22.04%	2.37%	2.37%

The following table sets forth the Bank’s NPV as of December 31, 2007, as calculated by the OTS for the December 31, 2007 reporting cycle:

Change	Net Portfolio Value			NPV as % of PV Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+200 bp	82,478	-11,519	-12%	10.01%	-121bp
+100 bp	89,668	-4,329	-5%	10.77%	-45bp
0 bp	93,997	0	0	0	0
-100 bp	96,286	2,289	+2%	11.44%	+22bp
-200 bp	97,570	3,573	+4%	11.56%	+34bp

Management’s Discussion and Analysis (continued)

Results of Operations 2007 versus 2006

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2007 increased by $1,838,589, or 9.98%, to $20,262,462. The increase was due to stabilizing interest rate margins, results from the two bank acquisitions, and increases in the Bank’s loan portfolio.

Total interest and dividend income increased by $5,969,310, or 17.73%. Interest and fees on loans increased by $5,857,064, or 20.62%, to $34,257,504 in 2007, due to the increase in loans outstanding and results from the two bank acquisitions.

Interest on taxable investments increased by $26,660, or 0.63%. Dividends decreased by $78,210, or 14.50%, to $539,418, as the Bank elected to use funds from maturing securities to pay off FHLB advances in lieu of re-investing them. Interest on other investments increased by $163,796, or 39.94%, to $573,881. The yield on the Bank’s investment portfolio improved from 4.41% as of December 31, 2006 to 4.93% as of December 31, 2007 due to several higher yielding investments acquired from the two bank acquisitions.

Total interest expense increased $4,130,721, or 27.09%, for the year ended December 31, 2007. Interest on deposits increased by $5,194,471, or 67.06%, because many of the Bank’s certificates of deposit (CD) matured and re-priced into higher yielding term deposits. In addition, the Bank was unable to lag deposit re-pricing due to competitive pressures. Interest on FHLB advances and other borrowed money decreased by $1,018,404, or 18.43%, to $4,506,663 for the year ended December 31, 2007 from $5,525,067 for the year ended December 31, 2006. FHLB advances outstanding decreased to $63,386,874 at December 31, 2007 from $120,000,000 at December 31, 2006 as the Bank used the proceeds from the maturing investment securities to pay off maturing advances as part of a de-leveraging strategy deployed to reduce the Bank’s cost of funds.

The Bank’s combined cost of funds increased to 3.08% as of December 31, 2007 from 2.66% as of December 31, 2006. The cost of deposits, including repurchase agreements, increased 82 basis points to 2.59% as of December 31, 2007, from 1.77% as of December 31, 2006. The Bank’s higher costing time deposits, in particular, increased during 2007 as customers sought the safety of longer-term bank deposits.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased slightly to 2.91% at December 31, 2007 from 2.87% at December 31, 2006. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased slightly to 3.06% as of December 31, 2007, from 3.02% as of December 31, 2006. Both increases are indicative of the Federal Reserve Bank’s easing of the Fed Funds rates and the subsequent steepenning of the yield curve. Since the Bank is liability sensitive, as interest rates decrease, the Bank’s interest rate spread and margin will increase. Although the Bank experienced a slight stabilizing of its spread and margin, the Bank’s interest expense increased by 27.09% as compared to the increase in interest income of 17.73%.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Yield on loans	6.20%	5.80%	5.37%	5.13%	5.33%
Yield on investment securities	4.93%	4.41%	3.95%	3.76%	3.20%
Combined yield on loans and investments	5.99%	5.53%	5.06%	4.77%	4.78%
Cost of deposits, including repurchase agreements	2.59%	1.77%	1.09%	0.82%	1.02%
Cost of other borrowed funds	5.37%	5.22%	3.94%	3.37%	7.64%
Combined cost of deposits and borrowings	3.08%	2.66%	1.66%	1.29%	1.35%
Interest rate spread	2.91%	2.87%	3.40%	3.48%	3.43%
Net interest margin	3.06%	3.02%	3.49%	3.54%	3.50%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2007			2006			2005
	Average(1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost	Average(1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2),	$552,203	$34,258	6.20%	$489,930	$28,400	5.80%	$442,335	$23,772	5.37%
Investment securities and other	109,158	5,385	4.93%	119,472	5,274	4.41%	123,143	4,859	3.95%

Total interest-earning assets	661,361	39,643	5.99%	609,402	33,674	5.53%	565,478	28,631	5.06%

Noninterest-earning assets:
Cash	16,940			15,738			18,978
Other noninterest-earning assets(3)	43,922			33,096			35,583

Total noninterest-earning assets	60,862			48,834			54,561

Total	$722,223			$658,236			$620,039

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$280,578	$2,666	0.95%	$266,043	$1,736	0.65%	$294,073	$1,511	0.51%
Time deposits	226,618	10,275	4.53%	163,227	6,011	3.68%	123,224	2,820	2.29%
Repurchase agreements	10,420	454	4.35%	11,247	525	4.67%	11,325	344	3.04%
Capital securities and other borrowed funds	111,499	5,986	5.37%	133,899	6,989	5.22%	107,505	4,241	3.94%

Total interest-bearing liabilities	629,115	19,381	3.08%	574,416	15,261	2.66%	536,127	8,916	1.66%

Noninterest-bearing liabilities:
Demand deposits	30,573			29,452			32,403
Other	5,940			8,880			9,331

Total noninterest-bearing liabilities	36,513			38,332			41,734

Shareholders’ equity	56,595			45,488			42,178

Total	$722,223			$658,236			$620,039

Net interest income/Net interest rate spread		$20,262	2.91%		$18,413	2.87%		$19,715	3.40%

Net interest margin			3.06%			3.02%			3.49%

Percentage of interest-earning assets to interest-bearing liabilities			105.13%			106.09%			105.47%

(1)	Monthly average balances have been used for all periods.

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

	Year ended December 31, 2007 vs. 2006
	Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$3,863	$1,995	$5,858
Interest income on investments	(366)	477	111

Total interest income	3,497	2,472	5,969

Interest expense on savings, NOW and MMAs	138	792	930
Interest expense on time deposits	2,874	1,390	4,264
Interest expense on repurchase agreements	(36)	(35)	(71)
Interest expense on capital securities and other borrowings	(1,244)	241	(1,003)

Total interest expense	1,732	2,388	4,120

Net interest income	$1,765	$84	$1,849

	Year ended December 31, 2006 vs. 2005
	Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,654	$1,974	$4,628
Interest income on investments	(107)	522	415
Total interest income	2,547	2,496	5,043
Interest expense on savings, NOW and MMAs	(2)	227	225
Interest expense on time deposits	1,117	2,073	3,190
Interest expense on repurchase agreements	(1)	182	181
Interest expense on capital securities and other borrowings	1,615	1,133	2,748

Total interest expense	2,729	3,615	6,344

Net interest income	$(182)	$(1,119)	$(1,301)

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

At December 31, 2007 the allowance for loan losses was $5,181,471 compared to $3,975,122 at year- end 2006. The increase comes from the allowance for loan loss that came with the acquisitions of First Brandon National Bank and First Community Bank. Through those acquisitions in 2007, Lake Sunapee Bank received allowances of $579,304 from First Brandon and $724,057 from First Community. Most of the activity in the allowance accounts in both 2007 and 2006 was attributable to the fee for service overdraft privilege program. Overdraft charge-offs were $273,871 in 2007 compared to $391,821 in 2006. Loan charge-offs, excluding the overdrafts, were $125,567 in 2007 and $75,197 in 2006. Approximately $90,000 of the 2007 loan loss came from residential mortgage loans while the remainder came from automobile and other consumer loans. Net charge-offs were $219,512 in 2007 compared to $277,230 in 2006. The provision for loan loss was $122,500 in 2007 compared to $230,011 in 2006. The lower level of both net charge-offs and provisions in 2007 is due to the decrease in overdraft charge-offs. The allowance for loan losses represented 0.82% of total loans at December 31, 2007 compared to 0.80% at the end of 2006. It remained relatively constant as the acquired allowance kept pace with the portfolio growth from the bank acquisitions. The provision for the overdraft program is driven by a policy to maintain that portion of the allowance at a level sufficient to cover 100% of the aggregate balance of accounts remaining negative for 30 days or more. All of the provisions in 2007, and most of the provisions in 2006 were for overdrafts. Results of the adequacy tests showed the allowance remained at a sufficient level, given current conditions. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to the policy to maintain an overdraft allowance equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. Total classified loans, excluding special mention loans, as of December 31, 2007 and 2006, were $6,172,310 and $4,063,615 respectively. The increase comes from the acquisition of some classified loans, the downgrading of some credits, and an increase in the amount of loans over 90 days past due. Special mention loans were $2,099,598 at December 31, 2007 compared to $890,554 at year-end 2006. The increase results from changes in the risk rating of some loans. Those changes are a reflection of weaker cash flows as some borrowers operate with lower revenue and higher expenses.

Loans 30 to 89 days past due were $8,291,466 and $1,511,770 at December 31, 2007 and 2006, respectively. Total non-performing loans amounted to $4,744,729 and $753,992 at December 31, 2007 and 2006, respectively. That increase is largely due to one commercial real estate loan on nonaccrual status. At year-end 2007, $3.8 million was considered impaired. That compares to

Management’s Discussion and Analysis (continued)

$305,000 at the end of 2006. Loans over 90 days past due increased from $753,992 to $4,744,729 during 2007. This increase reflects an increased number of past due loans, as the acquisitions increased the total number of loans in the portfolio. As a percent of assets, non-performing loans increased from 0.11% at the year-end 2006 to 0.57% at December 31, 2007. Non-performing loans as a percent of total loans increased from 0.15% to 0.75% at the end of 2007. At December 31, 2007 the Bank held $240,802 of other real estate owned and repossessed assets. The Bank had no other real estate owned or repossessed assets at year-end 2006. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2007 and 2006, interest income on such loans would have amounted to approximately $64,200 and $39,600 respectively.

As of December 31, 2007 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

At December 31, 2007 the Bank had $53,352 of “troubled debt restructurings” as defined in Statement of Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” At December 31, 2006 the Bank’s portfolio did not include any “troubled debt restructurings.”

The following table sets forth the breakdown of non-performing assets at December 31:

	2007	2006	2005	2004	2003
Nonaccrual loans (1)	$4,744,729	$753,992	$278,422	$293,203	$1,157,957
Real estate and chattel property owned		—	—	—	—

Total nonperforming assets	$4,985,531	$753,992	$278,422	$293,203	$1,157,957

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at December 31:

	2007	2006	2005	2004	2003
Real estate loans -
Conventional	$851,201	$448,685	$254,982	$243,809	$1,074,096
Construction	—	—	—	—	—
Consumer loans	97,717	—	7,977	—	1,891
Commercial and municipal loans	—	—	15,463	—	31,036
Nonaccrual impaired loans (2)	3,795,811	305,307	—	49,394	50,934

Total	$4,744,729	$753,992	$278,422	$293,203	$1,157,957

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

(2)	At 12/31/04 $853,064 of impaired loans, not included above, were on accrual status and performing.

At 12/31/03 $726,698 of impaired loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2007	2006	2005	2004	2003
Balance, beginning of year	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708
Charge-offs:
Residential real estate	89,872	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	33,531	18,499	36,766	14,737	28,862
Overdrafts	273,871	391,821	87,119	—	—
Commercial loans	5,164	56,698	—	—	57,780

Total charged-off loans	402,438	467,018	123,885	14,737	86,642
Recoveries (2)
Residential real estate	5,317	—	2,403	—	—
Commercial real estate	—	—	—	35,000	—
Construction	—	—	—	—	—
Consumer loans	29,530	5,979	5,416	25,540	9,588
Overdrafts	148,079	183,809	30,457	—	—
Commercial loans	—	—	—	—	—

Total recoveries	182,926	189,788	38,276	60,540	9,588
Net charge-offs (recoveries)	219,512	277,230	85,609	(45,803)	77,054
Allowance from Acquisitions	1,303,361	—	—	—	—
Provision for loan loss charged to income	—	29,700	—	74,997	99,996
Provision for overdraft losses charged to income	122,500	200,311	88,500

Balance, end of year (1)	$5,181,471	$3.975,122	$4,022,341	$4,019,450	$3,898,650

Ratio of net charge-offs (recoveries) to average loans	0.04%	0.06%	0.02%	(0.01)%	0.02%

(1)	Balance at end of year includes allowance for overdraft privilege losses of $20,843 in 2007, $24,136 in 2006 and $31,838 in 2005.

The following table sets forth the allocation of the loan loss allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2007			2006			2005
Real estate loans -
Conventional	$3,023	58%	77%	$2,592	65%	78%	$2,544	63%	77%
Construction	501	10%	3%	357	9%	3%	291	7%	3%
Collateral and consumer loans &	199	4%	12%	130	3%	13%	224	6%	14%
Commercial and municipal loans	1,413	27%	8%	850	22%	6%	963	24%	6%
Impaired loans	45	1%		46	1%		—	—
Unallocated	—			—			—	—

Allowance	$5,181	100%	100%	$3,975	100%	100%	$4,022	100%	100%

Allowance as a percentage of total loans	0.82%			0.80%			0.86%

Management’s Discussion and Analysis (continued)

	2004			2003
Real estate loans:
Conventional	$2,445	61%	77%	$2,405	62%	78%
Construction	265	7%	5%	251	6%	4%
Collateral and consumer loans	109	3%	14%	114	3%	13%
Commercial and municipal loans	1,058	26%	4%	1,012	26%	5%
Impaired loans	142	3%		117	3%
Unallocated	—	—		—	—

Allowance	$4,019	100%	100%	$3,899	100%	100%

Allowance as a percentage of total loans	0.97%			1.12%

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

Noninterest Income and Expense

Total noninterest income increased $1,039,817, or 17.70%, to $6,914,377 as of December 31, 2007. Customer service fees increased $758,697, or 18.85%, due to an increased volume of transations on the Bank’s overdraft protection program, as well as new fees in the amount of approximately $375,000 contributed from the Bank’s two acquired banks. Net gain on sales and calls of securities decreased in the amount of $71,069, but was more than offset by Income on other investments in the amount of $144,174, which was earned when the Bank exercised stock warrants on one of its subordinated debt investments. Net gain on sale of loans increased by $81,240, or 10.63%, as the Bank’s total of sold loans increased to $49.7 million during 2007 from $38.2 million of sold loans during 2006. Rental income increased in the amount of $96,614, or 17.38%, as the Bank’s investment property purchased in 2005 and located in Hillsborough, NH realized a full year of rental income. In addition, the realized gain in Charter Holding Corp. increased by $34,998, or 18.48%, to $224,376 as of December 31, 2007, from $189,378 as of December 31, 2006. Brokerage service income increased slightly in the amount of $4,673, or 2.63%, to $182,089 for the year ended December 31, 2007.

Total noninterest expenses increased $4,098,975, or 24.80%, to $20,627,617 as of December 31, 2007, from $16,528,642 as of December 31, 2006. One-time costs in the amount of approximately $1 million associated with the two acquisitions are included in the increase of noninterest expense.

•

Salaries and employee benefits increased by $1,727,358, or 19.76%, to $10,469,900 as of December 31, 2007 from $8,742,542 as of December 31, 2006. Gross salaries and benefits paid increased by $1,546,446, or 15.80%, to $11,336,252 as of December 31, 2007, from $9,789,806 as of December 31, 2006. In addition to normal salary and benefit increases, fifty new staff positions were added to the Bank as a result of the opening of a new branch office in Hanover, NH, and the acquisitions of the First Brandon and First Community. Total full time equivalents increased to 238 as of December 31, 2007, as compared to 188 as of December 31, 2006. The deferral of expenses in conjunction with the origination of loans decreased by $180,912, or 17.27%, to $866,852 as of December 31, 2007, from $1,047,264 as of December 31, 2006. This decrease was due to lower costs associated with the origination of residential real estate mortgage loans in 2007 as compared to 2006, which results in a lower amount of deferred expenses associated with origination costs associated with salary and employee benefits.

•

Occupancy and equipment expenses increased by $717,716, or 27.18%, to $3,358,720 as of December 31, 2007 from$ 2,641,004 as of December 31, 2006 as the Bank absorbed expenses from operating eleven new branch offices as a result of the two acquisitions and the opening of the Hanover, New Hampshire, branch.

•

Advertising and promotion increased in the amount of $82,339, or 25.64%, to $403,436 as of December 31, 2007 from $321,097 as of December 31, 2006, due to the promotion of the Bank’s eleven new offices and increased media outlets associated with the Bank’s enlarged geographical footprint.

Management’s Discussion and Analysis (continued)

•

Professional fees increased by $60,958, or 11.13% to $608,528 as of December 31, 2007 from $547,570 as of December 31, 2006, due to expanded requirements associated with the Bank’s audit and compliance programs.

•

Data processing and outside services fees increased by $155,189, or 24.24%, to $795,538 as of December 31, 2007 from $640,349 as of December 31, 2006, due to the increase of transactions associated with the Bank’s two acquisitions.

•

ATM processing fees increased by $117,818, or 29.52%, to $516,926 as of December 31, 2007 from $399,108 as of December 31, 2006, due to the increase in ATM transactions, which were offset by fees generated from ATM transactions.

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $103,131, or 54.47%, to $86,189 as of December 31, 2007 from $189,320 as of December 31, 2006, due to a lower volume of prepayments of sold loans.

•

Other expenses increased in the amount of $1,254,456, or 46.54%, to $3,949,689 as of December 31, 2007 from $2,684,540 as of December 31, 2006, due in part to increases in postage and telephone usage, as well as new expenses of approximately $460,000 associated with the Vermont franchise tax and the amortization of the core deposit intangible. In addition, one-time expenses in the amount of $222,000 associated with the Bank’s conversion of databases associated with the two acquisitions contributed to the increase in other expenses.

Impact of New Accounting Standards

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). EITF Issue 06-4 requires companies with an endorsement split-dollar life insurance

Management’s Discussion and Analysis (continued)

arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company does not expect the adoption of the new Issue to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on the Company’s financial position, results of operations or cash flows.

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 31 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005, includes net deferred income tax expense of ($126,437), $187,120, and $91,565, respectively. These amounts were determined by the amounts and liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2006 and 2005

In 2006, the Company earned $5,039,859, or $1.17 per common share, assuming dilution, compared to $5,524,288 or $1.29 per common share, assuming dilution, in 2005. The decrease in earnings in 2006 was due to continuing interest rate margin compression, which resulted in the Bank’s net interest income falling by $1,290,797.

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

Allowance and Provision for Loan Losses

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

Management’s Discussion and Analysis (continued)

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

Management’s Discussion and Analysis (continued)

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

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which the Company is party is contained in Note 19 to the Consolidated Financial Statements.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 24, 2008

N ew Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2007	2006
ASSETS
Cash and due from banks	$22,530,541	$17,146,780
Federal Home Loan Bank overnight deposit	11,524,000	17,800,000

Total cash and cash equivalents	34,054,541	34,946,780
Securities available-for-sale	87,460,003	91,522,303
Federal Home Loan Bank stock	7,532,700	7,540,600
Loans held-for-sale	2,507,880	1,770,500
Loans receivable, net of the allowance for loan losses of $5,181,471 as of December 31, 2007 and $3,975,122 as of December 31, 2006	626,274,462	492,711,797
Accrued interest receivable	2,853,558	2,381,693
Premises and equipment, net	17,654,863	12,830,316
Investments in real estate	3,512,126	3,236,784
Other real estate owned	240,802	—
Goodwill	27,293,470	12,140,016
Intangible assets - core deposits	3,160,303	—
Investment in partially owned Charter Holding Corp., at equity	3,152,232	3,140,320
Bank owned life insurance	9,141,849	495,367
Other assets	9,391,053	9,314,554

Total assets	$834,229,842	$672,031,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$48,259,896	$38,663,553
Interest-bearing	604,712,121	426,842,267

Total deposits	652,972,017	465,505,820
Federal Home Loan Bank advances	63,386,874	120,000,000
Other borrowings	237,500	—
Securities sold under agreements to repurchase	15,440,993	8,881,864
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	8,905,135	8,613,940

Total liabilities	761,562,519	623,621,624

Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 6,182,051 shares issued and 5,726,772 shares outstanding as of December 31, 2007 and 4,293,580 shares issued and 4,180,080 shares outstanding as of December 31, 2006	61,821	42,936
Paid-in capital	45,480,955	17,930,597
Retained earnings	35,982,392	33,941,729
Accumulated other comprehensive loss	(1,768,076)	(1,707,556)
Treasury stock, 455,279 shares as of December 31, 2007 and 113,500 shares as of December 31, 2006	(7,089,769)	(1,798,300)

Total shareholders’ equity	72,667,323	48,409,406

Total liabilities and shareholders’ equity	$834,229,842	$672,031,030

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2007	2006	2005
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$34,257,504	$28,400,440	$23,772,395
Interest on debt investments
Taxable	4,272,274	4,245,614	4,494,920
Dividends	539,418	617,628	263,586
Other	573,881	410,085	100,125

Total interest and dividend income	39,643,077	33,673,767	28,631,026

INTEREST EXPENSE
Interest on deposits	12,940,592	7,746,121	4,331,043
Interest on advances and other borrowed money	4,506,663	5,525,067	3,002,106
Interest on debentures	1,479,622	1,453,609	1,239,625
Interest on securities sold under agreements to repurchase	453,738	525,097	343,582

Total interest expense	19,380,615	15,249,894	8,916,356

Net interest and dividend income	20,262,462	18,423,873	19,714,670
PROVISION FOR LOAN LOSSES	122,500	230,011	88,500

Net interest and dividend income after provision for loan losses	20,139,962	18,193,862	19,626,170

NONINTEREST INCOME
Customer service fees	4,784,625	4,025,928	2,589,077
Net gain on sales and calls of securities	—	71,069	50,328
Income on other investments	144,174	—	—
Net gain on sales of loans	845,832	764,592	546,730
Gain on sale of investment in real estate	—	82,633	—
Rental income	652,562	555,948	471,384
Realized gain in Charter Holding Corp.	224,376	189,378	103,348
Brokerage service income	182,089	177,416	263,705
Other income	80,719	7,596	83,813

Total noninterest income	6,914,377	5,874,560	4,108,385

NONINTEREST EXPENSES
Salaries and employee benefits	10,469,900	8,742,542	7,966,348
Occupancy and equipment expenses	3,358,720	2,641,004	2,396,402
Advertising and promotion	403,436	321,097	422,896
Professional services	608,528	547,570	560,718
Data processing and outside services fees	795,538	640,349	581,380
ATM processing fees	516,926	399,108	378,529
Amortization of mortgage servicing rights in excess of mortgage servicing income	86,189	189,320	46,086
Supplies	438,691	352,419	328,133
Other expenses	3,949,689	2,695,233	2,271,428

Total noninterest expenses	20,627,617	16,528,642	14,951,920

INCOME BEFORE PROVISION FOR INCOME TAXES	6,426,722	7,539,780	8,782,635
PROVISION FOR INCOME TAXES	1,911,040	2,499,921	3,258,347

NET INCOME	$4,515,682	$5,039,859	$5,524,288

Earnings per common share	$0.93	$1.20	$1.31

Earnings per common share, assuming dilution	$0.92	$1.17	$1.29

Dividends declared per common share	$0.52	$.52	$.50

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2007	2006	2005
COMMON STOCK
Balance, beginning of year	$42,936	$42,280	$41,672
Exercise of stock options 68,758 shares in 2007, 65,600 shares in 2006 and 60,800 shares in 2005)	688	656	608
Shares issued for acquisitions (1,819,713 shares)	18,197	—	—

Balance, end of year	$61,821	$42,936	$42,280

PAID-IN CAPITAL
Balance, beginning of year	$17,930,597	$17,025,045	$16,308,031
Increase on issuance of common stock from the exercise of stock options	782,044	784,469	592,737
Tax benefit for stock options	47,911	93,033	124,277
Acquisition of First Brandon	15,582,350	—	—
Acquisition of First Community	11,138,053	—	—
Stock-based compensation (SFAS 123R)	—	28,050	—

Balance, end of year	$45,480,955	$17,930,597	$17,025,045

RETAINED EARNINGS
Balance, beginning of year	$33,941,729	$31,048,903	$27,622,080
Net income	4,515,682	5,039,859	5,524,288
Cash dividends paid	(2,475,019)	(2,147,033)	(2,097,465)

Balance, end of year	$35,982,392	$33,941,729	$31,048,903

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(1,707,556)	$(1,276,713)	$(136,766)
Net unrealized holding income (loss) on securities available-for-sale, net of tax effect	60,050	212,287	(1,139,947)
Other comprehensive loss - pension plan	(120,570)	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	(643,130)	—

Balance, end of year	$(1,768,076)	$(1,707,556)	$(1,276,713)

TREASURY STOCK
Balance, beginning of year	$(1,798,300)	$(112,966)	$—
Shares repurchased (341,779 shares in 2007, 105,500 shares in 2006, 8,000 shares in 2005)	(5,291,469)	(1,685,334)	(112,966)

Balance, end of year	$(7,089,769)	$(1,798,300)	$(112,966)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2007	2006	2005
Net income	$4,515,682	$5,039,859	$5,524,288
Other comprehensive (loss) income, net of tax effect	(60,520)	212,287	(1,139,947)

Comprehensive income	$4,455,162	$5,252,146	$4,384,341

Reclassification disclosure for the years ended December 31:

	2007	2006	2005
Net unrealized holding gains (losses) on available-for-sale securities	$99,438	$422,595	$(1,837,314)
Reclassification adjustment for realized gains in net income	—	(71,069)	(50,328)

Other comprehensive income (loss) before income tax effect	99,438	351,526	(1,887,642)
Income tax (expense) benefit	(39,388)	(139,239)	747,695

	60,050	212,287	(1,139,947)

Other comprehensive loss - pension plan	(199,652)	—	—
Income tax benefit	79,082	—	—

	(120,570)	—	—

Other comprehensive (loss) income, net of tax	$(60,520)	$(212,287)	$(1,139,947)

Accumulated other comprehensive loss consists of the following as of December 31:

	2007	2006	2005
Net unrealized holding losses on available-for-sale securities, net of taxes	$(1,004,376)	$(1,064,426)	$(1,276,713)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(763,700)	(643,130)	—

Accumulated other comprehensive loss	$(1,768,076)	$(1,707,556)	$(1,276,713)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$4,515,682	$5,039,859	$5,524,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,671,562	1,346,924	1,258,117
Net decrease in mortgage servicing rights	227,113	234,347	145,035
Amortization of securities, net	54,106	541,592	541,705
Amortization of deferred expenses relating to issuance ofcapital securities and subordinated debentures	10,694	10,693	10,693
Amortization of fair value adjustments, net (loans, deposits and borrowings)	209,715	12,074	12,074
Amortization of core deposit intangible	307,697	—	—
Net (increase) decrease in loans held-for-sale	(737,380)	492,800	(968,300)
Net gain on sales of premises, equipment, investment in real estate, other real estate owned and other assets	—	(82,633)	(2,500)
Net gain on sales and calls of debt securities	—	(71,069)	(50,328)
Increase in investment in Charter Holding Corp., at equity	(11,912)	(349)	(4,137)
Provision for loan losses	122,500	230,011	88,500
Deferred tax (benefit) expense	(126,437)	187,120	91,565
Change in cash surrender value of life insurance	(104,597)	—	—
Decrease (increase) in accrued interest receivable and other assets	373,777	(1,073,340)	(747,786)
Change in deferred loan origination costs, net	(128,158)	48,835	(41,734)
(Decrease) increase in accrued expenses and other liabilities	(2,135,727)	2,386,900	(2,360,875)
Stock-based compensation expense	—	28,050	—

Net cash provided by operating activities	4,248,635	9,331,814	3,496,317

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	2,500
Proceeds from sale of investment in real estate	—	269,590	—
Capital expenditures - investment in real estate	(54,896)	(1,528,131)	(1,617,496)
Capital expenditures - software	(26,213)	(133,458)	(96,298)
Capital expenditures - premises and equipment	(1,762,264)	(2,437,842)	(2,493,973)
Proceeds from sales of securities available-for-sale	—	5,071,069	—
Purchases of securities available-for-sale	(13,017,831)	(6,393,630)	(35,104,977)
Proceeds from maturities of securities available-for-sale	37,980,100	23,276,394	37,672,136
Purchases of Federal Home Loan Bank stock	—	(1,833,100)	(828,300)
Redemption of Federal Home Loan Bank stock	759,500	—	—
Redemption of Federal Reserve Bank stock	12,000	—	—
Loan originations and principal collections, net	(2,639,139)	(23,883,291)	(42,442,901)
Purchases of loans	(2,173,433)	(6,158,678)	(6,996,461)
Recoveries of loans previously charged off	182,686	189,788	38,276
Purchases of limited partnerships	(246,288)	—	—
Purchase of other investments	—	(2,000,000)	—
Purchase of bank owned life insurance	(5,000,000)	—	—
Premium paid on life insurance policies	(11,095)	—	—
Cash and cash equivalents acquired from First Brandon and First Community, net of expenses paid of $ 1,320,347	7,678,405	—	—

Net cash provided by (used in) investing activities	21,681,532	(15,561,289)	(51,867,494)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2007	2006	2005
Cash flows from financing activities:
Net decrease in demand deposits, savings and NOW accounts	(11,904,868)	(43,261,994)	(7,788,484)
Net increase in time deposits	47,270,927	44,130,910	39,353,808
Increase (decrease) in short-term advances from Federal Home Loan Bank	617,000	(25,000,000)	(5,000,000)
Principal advances from Federal Home Loan Bank	10,000,000	65,000,000	95,000,000
Repayment of advances from Federal Home Loan Bank	(70,848,726)	(20,000,000)	(65,000,000)
Increase in other borrowed funds	237,500	—	—
Net increase (decrease) in repurchase agreements	4,789,517	(2,990,853)	(1,775,252)
Repurchase of treasury stock	(5,291,469)	(1,685,334)	(112,966)
Dividends paid	(2,475,019)	(2,147,033)	(2,097,465)
Proceeds from exercise of stock options	782,732	785,125	593,345

Net cash (used in) provided by financing activities	(26,822,406)	14,830,821	53,172,986

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(892,239)	8,601,346	4,801,809
CASH AND CASH EQUIVALENTS, beginning of year	34,946,780	26,345,434	21,543,625

CASH AND CASH EQUIVALENTS, end of year	$34,054,541	$34,946,780	$26,345,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,392,958	$14,744,455	$8,566,691

Income taxes paid	$2,098,875	$2,340,035	$3,461,426

Loans transferred to other real estate owned	$240,802	$—	$—

Investment in real estate transferred to premises and equipment	$4.425	$—	$—

First Brandon Financial Corporation and First Community Bank acquisitions:

Cash and cash equivalents acquired	$16,421,746
Available-for-sale securities	20,854,637
Federal Home Loan Bank stock	751,600
Federal Reserve Bank stock	12,000
Net loans acquired	129,230,384
Premises and equipment acquired	4,283,792
Investment in real estate acquired	309,819
Accrued interest receivable	770,286
Bank owned life insurance policies	3,530,790
Other assets acquired	629,581
Core deposit intangible	3,468,000

180,262,635

Deposits assumed	151,964,388
Federal Home Loan Bank borrowings assumed	3,607,095
Securities sold under agreements to repurchase assumed	1,769,612
Other liabilities assumed	2,593,053

159,934,148

Net assets acquired	20,328,487
Merger costs	35,481,941

Goodwill	$15,153,454

The accompanying notes are an integral part of these consolidated financial statements.

N otes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (“Bank”), a federal stock savings bank, operates twenty nine branches primarily in Grafton, Hillsborough, Sullivan, and Merrimack Counties in west central New Hampshire and Rutland and Windsor Counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank (FHLB) overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2007 and 2006 includes $7,413,000 and $4,997,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value. There were no write-downs for the years ended 2007, 2006 and 2005.

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

At December 31, 2007 and 2006 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Other borrowed funds - The carrying amounts of other borrowed funds approximate their fair values.

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

Notes to Consolidated Financial Statements

NOTE 1. Summary of significant accounting policies: (continued)

Stock based compensation - At December 31, 2007, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost had been recognized prior to January 1, 2006, for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share Based Payment,” to stock-based employee compensation during the year ended December 31, 2005.

For the years ended December 31,	2005
Net income, as reported	$5,524,288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	635,490

Pro forma net income	$4,888,798

Earnings per share:
Basic - as reported	$1.31
Basic - pro forma	$1.16
Diluted - as reported	$1.29
Diluted - pro forma	$1.14

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

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). EITF Issue 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company does not expect the adoption of the new Issue to have a material impact on its financial position, results of operations or cash flows.

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

NOTE 2. Issuance of Capital Securities:

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used the proceeds to redeem the securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, which were callable on September 30, 2004. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Notes to Consolidated Financial Statements

NOTE 2. Issuance of Capital Securities: (continued)

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by NHTB Capital Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III are being used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2007:
Bonds and notes -
U. S. Government, including agencies	$21,516,957	$11,632	$13,548	$21,515,041
Mortgage-backed securities	50,945,486	130,641	604,756	50,471,371
Asset-backed securities	1,499,688	3,403	—	1,503,091
Other bonds and debentures	8,786,635	20,628	21,963	8,785,300
Preferred stock with maturities	5,000,000	—	950,000	4,050,000
Equity securities	1,374,386	100,814	340,000	1,135,200

Total available-for-sale	$89,123,152	$267,118	$1,930,267	$87,460,003

December 31, 2006:
Bonds and notes -
U. S. Government, including agencies	$23,474,124	$—	$350,686	$23,123,438
Mortgage-backed securities	52,488,507	13,627	1,497,177	51,004,957
Asset-backed securities	1,499,645	2,830	—	1,502,475
Other bonds and debentures	9,338,228	169	86,633	9,251,764
Preferred stock with maturities	6,000,000	10,400	4,001	6,006,399
Equity securities	484,386	148,884	—	633,270

Total available-for-sale	$93,284,890	$175,910	$1,938,497	$91,522,303

Notes to Consolidated Financial Statements

NOTE 3. Securities: (continued)

For the year ended December 31, 2007, there were no sales of debt securities available-for-sale. For the year ended December 31, 2006, proceeds from sales of debt securities available-for-sale amounted to $5,071,069. Gross gains of $71,069 were realized during 2006 on sales of available-for-sale debt securities. The tax provision applicable to these gross realized gains amounted to $28,151. There were no sales of available-for-sale debt securities during 2005. There were no sales of available-for-sale equity securities during 2007, 2006 and 2005.

Maturities of debt securities, excluding mortgage-backed securities and asset-backed securities, classified as available-for-sale are as follows as of December 31, 2007:

Fair Value
U.S. Government, including agencies	$11,488,281
Other bonds and debentures	5,516,681

Total due in less than one year	$17,004,962

U.S. Government, including agencies	$10,026,760
Other bonds and debentures	2,131,923

Total due after one year through five years	$12,158,683

Other bonds and debentures	$851,696

Total due after five years through ten years	$851,696

Preferred stock with maturities	$4,050,000
Other bonds and debentures	285,000

Total due after ten years	$4,335,000

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of equity as of December 31, 2007.

Securities, carried at $71,698,643 and $72,369,317 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2007 and 2006, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,050,000	$950,000	$4,050,000	$950,000
U.S. Government, including agencies	—	—	7,985,000	13,548	7,985,000	13,548
Mortgage-backed securities	1,136,750	4,358	36,696,877	600,398	37,833,627	604,756
Other bonds and debentures	201,696	543	5,022,397	21,420	5,224,093	21,963
Equity securities	550,000	340,000	—	—	550,000	340,000

Total temporarily impaired securities	$1,888,446	$344,901	$53,754,274	$1,585,366	$55,642,720	$1,930,267

December 31, 2006:
Bonds and notes -
Preferred stock with maturities	$4,995,999	$4,001	$—	$—	$4,995,999	$4,001
U.S. Government, including agencies	—	—	23,123,438	350,686	23,123,438	350,686
Mortgage-backed securities	—	—	46,215,759	1,497,177	46,215,759	1,497,177
Other bonds and debentures	—	—	8,021,595	86,633	8,021,595	86,633

Total temporarily impaired securities	$4,995,999	$4,001	$77,360,792	$1,934,496	$82,356,791	$1,938,497

Notes to Consolidated Financial Statements

NOTE 3. Securities: (continued)

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2007 consist of debt securities issued by U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses in the above table are primarily attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term. As company management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2007	2006
Real estate loans
Conventional	$335,782,676	$281,755,301
Construction	21,704,154	17,109,129
Commercial	142,469,203	103,246,827

	499,956,033	402,111,257
Consumer loans	75,619,503	63,276,967
Commercial and municipal loans	52,514,784	29,521,562
Unamortized adjustment to fair value	1,496,542	36,220

Total loans	629,586,862	494,946,006
Allowance for loan losses	(5,181,471)	(3,975,122)
Deferred loan origination costs, net	1,869,071	1,740,913

Loans receivable, net	$626,274,462	$492,711,797

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2007	2006	2005
BALANCE, beginning of year	$3,975,122	$4,022,341	$4,019,450
Charged-off loans	(402,438)	(467,018)	(123,885)
Recoveries of loans previously charged-off	182,926	189,788	38,276
Provision for loan losses charged to income	122,500	230,011	88,500
Increase in allowance for loan losses from acquisitions	1,303,361	—	—

BALANCE, end of year	$5,181,471	$3,975,122	$4,022,341

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2007. Total loans to such persons and their companies amounted to $933,506 as of December 31, 2007. During 2007 principal advances of $210,322 were made and principal payments totaled $422,994.

Notes to Consolidated Financial Statements

NOTE 4. Loans receivable: (continued)

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

	December 31,
	2007	2006
Total nonaccrual loans	$4,744,729	$753,992

Accruing loans which are 90 days or more overdue	$—	$—

Impaired loans as of December 31,	2007	2006
Recorded investment in impaired loans at December 31	$3,795,811	$305,307
Portion of allowance for loan losses allocated to impaired loans	45,000	$45,796
Net balance of impaired loans	3,750,811	$259,511
Recorded investment in impaired loans with a related allowance for credit losses	47,866	$305,307

Years Ended December 31,	2007	2006	2005
Average recorded investment in impaired loans	$1,805,074	$211,849	$335,434
Interest income recognized on impaired loans	143,452	$16,851	$22,285
Interest income recognized on impaired loans on a cash basis	143,452	$16,851	$22,285

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

	2007	2006
Sold loans	$305,838,179	$300,019,470

Participation loans	$22,702,702	$23,105,301

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2007 and 2006 was $1,674,814 and $1,901,927, respectively.

Servicing rights of $661,973, $1,321,488 and $617,167 were capitalized in 2007, 2006 and 2005, respectively. Amortization of capitalized servicing rights was $883,980 in 2007, $1,559,508 in 2006 and $781,975 in 2005.

The fair value of capitalized servicing rights was $3,587,490 and $3,863,843 as of December 31, 2007 and 2006, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2007	2006
Balance, beginning of year	$5,438	$9,111
Increase (decrease)	5,106	(3,673)

Balance, end of year	$10,544	$5,438

Notes to Consolidated Financial Statements

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2007	2006
Land and land improvements	$2,418,499	$1,622,126
Buildings and premises	17,172,274	13,346,295
Furniture, fixtures and equipment	8,110,325	6,698,136

	27,701,098	21,666,557
Less - Accumulated depreciation	10,046,235	8,836,241

	$17,654,863	$12,830,316

Depreciation expense amounted to $1,225,934, $940,486 and $861,490 for the years ending December 31, 2007, 2006 and 2005, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2007	2006
Land and land improvements	$411,828	$411,828
Building	3,338,928	2,978,713

	3,750,756	3,390,541
Less - Accumulated depreciation	238,630	153,757

	$3,512,126	$3,236,784

Rental income from investment in real estate amounted to $195,056, $129,997 and $48,066 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense amounted to $84,948, $58,238 and $20,767 for the years ending December 31, 2007, 2006 and 2005, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

	2007	2006
Demand deposits	$48,259,896	$38,663,553
Savings	116,288,204	87,333,708
N.O.W.	151,866,391	129,163,343
Money market	41,225,038	25,275,784
Time deposits	295,332,488	185,069,432

	$652,972,017	$465,505,820

The following is a summary of maturities of time deposits as of December 31, 2007:

2008	$270,586,369
2009	21,284,147
2010	2,496,235
2011	545,438
2012	420,299

$295,332,488

Notes to Consolidated Financial Statements

NOTE 7. Deposits: (continued)

Interest expense by major category of interest-bearing deposits is summarized as follows for the year ended December 31:

	2007	2006	2005
Time deposits	$10,391,841	$6,002,063	$2,812,614
N.O.W.	980,180	899,643	714,966
Money market	439,538	181,740	295,793
Savings	1,129,033	662,675	507,670

	$12,940,592	$7,746,121	$4,331,043

Deposits from related parties held by the Bank as of December 31, 2007 and 2006 amounted to $1,779,667 and $2,954,514, respectively.

As of December 31, 2007 and 2006, time deposits include $112,447,762 and $64,612,324, respectively, of certificates of deposit with a minimum balance of $100,000. Generally, deposits in excess of $100,000 are not federally insured.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2007 are summarized as follows:

2008	$52,098,048
2009	10,382,246
2015	1,000,000
Fair value adjustment	(93,420)

$63,386,874

As of December 31, 2007, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
October 29, 2009	October 29, 2008 and quarterly thereafter	$10,000,000

During 2005, the Bank borrowed $1,000,000 at 4.13% as a Knock-out Advance with a Strike Rate. If the three month LIBOR rate exceeds the Strike Rate of 6.75% on March 3, 2008 and quarterly thereafter, the FHLB will require that this borrowing become due immediately upon the Strike Date as defined in the contract. As of December 31, 2007, the three month LIBOR was 4.70%.

As of December 31, 2007, the Bank had a $10,000,000 floating auction rate advance that matures on March 7, 2008. The interest rate as of December 31, 2007 is 4.34% and is adjustable every thirteen weeks based on the Base Rate, as defined in the advance agreement, plus a spread of 10 basis points.

A $30,000,000 advance maturing on January 31, 2008 has a capped interest rate of 4.48% for the life of the advance. As of December 31, 2007, the advance has reached the maximum interest rate of 4.48%.

At December 31, 2007, the interest rates on FHLB advances ranged from 2.87% to 5.35%. The weighted average interest rate at December 31, 2007 is 4.52%.

Notes to Consolidated Financial Statements

NOTE 8. Federal Home Loan Bank Advances: (continued)

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9. Other borrowed funds:

Other borrowed funds consist of a promissory note payable to a third party in the amount of $237,500. The note is payable in three installments on June 1, 2008, 2009 and 2010, and bears a variable interest rate equal to the prime rate as disclosed in the Wall Street Journal.

NOTE 10. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2007 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 11. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2007	2006	2005
Current tax expense	$2,093,512	$2,312,801	$3,166,782
Benefit from net operating less carryovers	(56,065)	—	—
Deferred tax (benefit) expense	(126,437)	187,120	91,565

Total income tax expense	$1,911,040	$2,499,921	$3,258,347

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(3.7)	(1.1)	(.6)
Dividends received deduction	(2.6)	(2.8)	(.7)
Other, net	2.0	3.1	4.4

Effective tax rates	29.7%	33.2%	37.1%

Notes to Consolidated Financial Statements

NOTE 11. Income taxes: (continued)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2007	2006
Deferred tax assets:
Interest on non-performing loans	$25,433	$11,527
Allowance for loan losses	1,747,081	1,341,796
Deferred compensation	548,052	141,814
Deferred retirement expense	293,458	228,095
Accrued directors fees	53,339	50,679
Accrued group health contingency	57,113	—
Writedown of securities	77,208	—
Net operating loss carryforwards	516,679	—
Net unrealized holding loss on securities available-for-sale	658,773	698,161
Unrecognized employee benefits under SFAS No. 158	500,912	421,830
Other	36,055	30,287

Gross deferred tax assets	4,514,103	2,924,189

Deferred tax liabilities:
Deferred loan costs, net of fees	(694,958)	(689,268)
Prepaid pension	(1,375,884)	(1,285,801)
Accelerated depreciation	(341,578)	(528,639)
Purchased goodwill	(1,776,433)	(1,480,360)
Mortgage servicing rights	(663,393)	(753,353)
Core deposit intangibles and other market value adjustments	(1,945,394)	—
Other	(15,407)	(10,694)

Gross deferred tax liabilities	(6,813,047)	(4,748,115)

Net deferred tax liability	$(2,298,944)	$(1,823,926)

During 2007, deferred tax assets were increased due to the acquisition of First Community Bank and First Brandon National Bank by $1,109,957 and $305,157, respectively. The acquisition also resulted in an increase in deferred tax liabilities of $2,056,263 due to market value adjustments and core deposit intangibles recorded as a result of the acquisitions.

As of December 31, 2007, the Company had federal net operating loss carryovers of approximately $1,519,646. The carryovers were transferred to the Company upon the acquisition of First Community Bank during the year. The losses will expire in 2026 and are subject to certain annual limitations. Depending on the future earnings of the Company, up to $659,234 of losses can be used each year until fully utilized.

NOTE 12. Stock compensation plans:

At December 31, 2007, the Company has three fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2007, 225,510 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

Notes to Consolidated Financial Statements

NOTE 12. Stock compensation plans: (continued)

There were 7,500 options granted in 2006 and 199,500 options granted in 2005. There were no options granted in 2007. The fair value of each option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006		2005
Weighted risk-free interest rate	4.60%		4.60%
Weighted expected life	10 years		10 years
Weighted expected volatility	24.44%		26.55%
Weighted expected dividend yield	3.39	% per year	3.39	% per year

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	446,800	$11.99	511,700	$11.95	373,000	$10.90
Granted	—		7,500	15.30	199,500	13.25
Forfeits	—		(6,800)	13.05	—
Exercised	(68,758)	11.38	(65,600)	11.97	(60,800)	9.76

Outstanding at end of year	378,042	$12.10	446,800	$11.99	511,700	$11.95

Options exercisable at year-end	378,042		446,800		511,700
Weighted-average fair value of options granted during the year	—		$3.74		$3.45

The following table summarizes information about fixed stock options outstanding as of December 31, 2007:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/07	Remaining Contractual Life
$7.375	27,000	1.5 years
9.125	52,042	4.5 years
10.50	20,000	0.1 years
13.05	115,500	5.8 years
13.25	156,000	7.8 years
15.30	7,500	8.1 years

12.10	378,042	5.9 years

NOTE 13. Employee benefit plans:

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering substantially all full-time employees who have attained age 21 and have completed one year of service. Annual contributions to the plan are based on actuarial estimates. In December 2006, the Company elected to suspend the plan so that employees no longer earn additional benefits for future service under this plan.

Notes to Consolidated Financial Statements

NOTE 13. Employee benefit plans: (continued)

The following tables set forth information about the plan, using a measurement date of December 31 for 2007 and 2006 and November 30 for 2005:

	Year Ended December 31,		Year Ended November 30,
	2007	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,879,462	$5,554,781	$5,282,443
Service cost	—	467,458	450,044
Interest cost	304,680	340,938	304,380
Actuarial loss (gain)	57,358	431,469	(33,030)
Benefits paid	(166,924)	(532,299)	(449,056)
Curtailment gain	—	(1,382,885)	—

Benefit obligation at end of year	5,074,576	4,879,462	5,554,781

Change in plan assets:
Plan assets at estimated fair value at beginning of year	7,060,652	5,752,429	5,412,640
Actual return on plan assets	389,814	699,864	259,557
Employer contribution	—	1,140,658	529,288
Benefits paid	(166,924)	(532,299)	(449,056)

Fair value of plan assets at end of year	7,283,542	7,060,652	5,752,429

Funded status	2,208,966	2,181,190	197,648
Unrecognized net loss	N/A	N/A	2,325,999
Unrecognized prior service cost	N/A	N/A	22,836

Funded status or prepaid pension cost recognized	$2,208,966	$2,181,190	$2,546,483

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $1,264,612 and $1,064,960 as of December 31, 2007 and 2006, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 4.00% at December 31, 2007, respectively, 6.25% and 4.00% at December 31, 2006, respectively, and 6.25% and 3.5%, respectively, at December 31, 2005.

The accumulated benefit obligation for the defined benefit pension plan was $5,074,576 and $4,879,462 at December 31, 2007 and 2006, respectively.

Components of net periodic cost:

	Years Ended December 31,
	2007	2006	2005
Service cost	$—	$467,458	$450,044
Interest cost on benefit obligation	304,680	340,938	304,380
Expected return on assets	(559,795)	(500,803)	(449,401)
Amortization of unrecognized prior service cost	—	(207)	(207)
Amortization of unrecognized net loss	27,687	110,562	86,993
Curtailment expense-prior service cost	—	23,043	—

Net periodic (benefit) cost	(227,428)	440,991	391,809

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Net actuarial loss	199,652	—	—

Total recognized in other comprehensive loss	199,652	—	—

Total recognized in net periodic (benefit) cost and other comprehensive loss	$(27,776)	$440,991	$391,809

Notes to Consolidated Financial Statements

NOTE 13. Employee benefit plans: (continued)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2008 is $35,561.

For the years ended December 31, 2007, 2006 and 2005, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2007	2006	2005
Discount rate	6.25%	6.25%	6.25%
Increase in future compensation levels	4.00%	4.00%	3.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2007	Percent	2006	Percent
Equity securities	$4,715,678	64.8%	$4,465,944	63.3%
Corporate debt securities	1,036,883	14.2	1,144,784	16.2
U.S. Government and agency securities	1,217,637	16.7	1,178,693	16.7
Money Market	313,344	4.3	271,231	3.8

Total	$7,283,542	100.0%	$7,060,652	100.0%

Equity securities include 30,000 shares of the Company’s common stock as of December 31, 2007 and 2006. The fair value of the shares on those dates was $372,000 (5.1% of total plan assets) and $480,000 (6.8% of total plan assets), respectively.

The investment policy for the defined benefit pension plan sponsored by the Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2008 plan year and for the prior two years follows.

Target Percentage of Plan Assets Years Ended December 31,
Asset Category	2008	2007	2006
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank do not expect to contribute to the defined benefit pension plan in 2008.

Notes to Consolidated Financial Statements

NOTE 13. Employee benefit plans: (continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2008	$146,796
2009	148,667
2010	155,166
2011	156,042
2012	231,835
Years 2013-2017	1,434,051

Defined Contribution Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2007, 2006 and 2005, participating employees’ contributions totaled $419,204, $339,437 and $358,181, respectively. The Bank made contributions totaling $371,692, for 2007, $32,522 for 2006 and $40,377 for 2005. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

Effective January 1, 2008, the Bank amended the Profit Sharing—Stock Ownership Plan whereby employees will receive a safe harbor, nonelective contribution equal to 3% of compensation for the plan year, as defined in the plan. In addition, the Bank shall make a matching contribution in an amount equal to employees’ elective deferrals up to a percentage of compensation for the plan year, to be determined annually, not to exceed 4%. Finally, the Bank may make an additional profit sharing contribution, determined annually, to be allocated on a pro rata basis to eligible employees based on their compensation in relation to the compensation of all participants.

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

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2007, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 22, 2008 and December 31, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2007:

2008	$372,854
2009	313,056
2010	187,546
2011	181,823
2012	120,098
Years thereafter	186,070

Total minimum lease payments	$1,361,447

Notes to Consolidated Financial Statements

NOTE 14. Commitments and contingencies: (continued)

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $343,329, $282,932 and $283,374 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 15. Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2007.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2007 includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 16. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2007
Basic EPS
Net income and income available to common shareholders	$4,515,682	4,841,538	$0.93
Effect of dilutive securities, options	—	74,153

Diluted EPS
Income available to common shareholders and assumed conversions	$4,515,682	4,915,691	$0.92

Year ended December 31, 2006
Basic EPS
Net income and income available to common shareholders	$5,039,859	4,207,679	$1.20
Effect of dilutive securities, options	—	117,491

Diluted EPS
Income available to common shareholders and assumed conversions	$5,039,859	4,325,170	$1.17

Notes to Consolidated Financial Statements

NOTE 16. Earnings per share (EPS): (continued)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2005
Basic EPS
Net income and income available to common shareholders	$5,524,288	4,202,833	$1.31
Effect of dilutive securities, options	—	94,045

Diluted EPS
Income available to common shareholders and assumed conversions	$5,524,288	4,296,878	$1.29

NOTE 17. Regulatory matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amoun	Ratio		Amount	Ratio
		(Dollar amounts in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$63,660	11.08%	$45,952	≥	8.0%	$57,440	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	63,191	7.84	32,225	≥	4.0	40,281	≥	5.0
Tangible Capital (to Tangible Assets)	63,191	7.84	12,084	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	63,191	11.00	N/A		N/A	34,464	≥	6.0
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	53,790	11.92	35,890	≥	8.0	44,863	≥	10.0
Core Capital (to Adjusted Tangible Assets)	53,463	8.12	26,347	≥	4.0	32,934	≥	5.0
Tangible Capital (to Tangible Assets)	53,463	8.12	9,880	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	53,463	11.99	N/A		N/A	26,918	≥	6.0

Notes to Consolidated Financial Statements

NOTE 17. Regulatory matters: (continued)

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2007		December 31, 2006
	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
Total equity	$92,044	$92,044	$64,729	$64,729
Accumulated other comprehensive loss	1,768	1,768	1,064	1,064
Allowable allowance for loan losses	—	5,116	—	3,951
Goodwill and core deposit intangible	(30,454)	(30,454)	(12,140)	(12,140)
Mortgage servicing asset	(167)	(167)	(190)	(190)
Equity investments and other assets	—	(4,647)	—	(3,624)

	$63,191	$63,660	$53,463	$53,790

NOTE 18. Stock split:

In February 2005, the Company approved a two-for-one stock split, in the form of a 100% stock dividend, of the Company’s common stock. The record date for the stock split was February 14, 2005. All per share amounts, references to common stock, shareholders’ equity amounts and stock option plan data have been restated as if the stock split had occurred as of the earliest period presented.

NOTE 19. Financial instruments:

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2007 and 2006, the maximum potential amount of the Company’s obligation was $1,995,079 and $1,898,879, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notes to Consolidated Financial Statements

NOTE 19. Financial instruments: (continued)

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,054,541	$34,054,541	$34,946,780	$34,946,780
Securities available-for-sale	87,460,003	87,460,003	91,522,303	91,522,303
Federal Home Loan Bank stock	7,532,700	7,532,700	7,540,600	7,540,600
Loans held-for-sale	2,507,880	2,521,711	1,770,500	1,774,949
Loans, net	626,274,462	626,826,000	492,711,797	489,263,000
Accrued interest receivable	2,853,558	2,853,558	2,381,693	2,381,693
Financial liabilities:
Deposits	652,972,017	652,909,000	465,505,820	468,309,000
FHLB advances	63,386,874	63,386,000	120,000,000	119,895,000
Other borrowings	237,500	237,500	—	—
Securities sold under agreements to repurchase	15,440,993	15,440,993	8,881,864	8,881,864
Subordinated debentures	20,620,000	20,409,000	20,620,000	20,178,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 1.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2007	2006
Commitments to extend credit	$14,110,391	$23,456,508

Letters of credit	$1,995,079	$1,898,879

Lines of credit	$93,320,895	$82,446,418

Unadvanced portion of construction loans	$13,147,870	$13,421,303

NOTE 20. Acquisitions:

On June 1, 2007, the Company acquired First Brandon Financial Corporation (First Brandon). Costs to acquire consisted of cash of $4,403,088, 1,067,650 shares issued ($14.605 market value per share or $15,593,026) and merger costs of $836,179 for a total acquisition cost of $20,832,293. Goodwill recognized amounted to $7,503,046 and of that total amount, $0 is deductable for tax purposes.

On October 1, 2007, the Company acquired First Community Bank (First Community). Costs to acquire consisted of cash of $3,019,906, 752,063 shares issued ($14.82 market value per share or $11,145,574) and merger costs of $484,168 for a total acquisition cost of $14,649,648. Goodwill recognized amounted to $7,650,408 and of that total amount, $0 is deductable for tax purposes.

Notes to Consolidated Financial Statements

NOTE 20. Acquisitions: (continued)

A summary of the fair values of assets acquired and liabilities assumed at the date of acquisitions is as follows:

	First Brandon	First Community
Cash and cash equivalents	$13,658,910	$2,762,836
Securities available-for-sale	17,309,352	3,545,285
Federal Reserve and Federal Home Loan Bank stock	395,900	367,700
Loans, net	67,524,872	61,705,512
Premises and equipment and investment in real estate	2,488,976	2,104,635
Bank owned life insurance	2,227,260	1,303,530
Other assets and accrued interest receivable	810,063	589,804

Total assets acquired	104,415,333	72,379,302

Total deposits	89,571,569	62,392,819
Securities sold under agreements to repurchase	1,769,612	—
FHLB advances	114,220	3,492,875
Accrued expenses and other liabilities	2,106,685	486,368

Total liabilities assumed	93,562,086	66,372,062

Net assets acquired	10,853,247	6,007,240

Goodwill	7,503,046	7,650,408
Core deposit intangible asset	2,476,000	992,000

Total purchase price	$20,832,293	$14,649,648

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The following proforma information assumes that the acquisitions had occurred at the beginning of each of the periods presented.

	2007	2006
	(unaudited)
Total revenue	$53,726,627	$51,283,819
Net income	$5,249,009	$5,890,788
Earnings per share:
Basic	$0.90	$0.98
Diluted	$0.89	$0.96

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 21. Goodwill and intangible assets:

The Company’s assets as of December 31, 2007 include goodwill of $15,153,454 and intangible assets relating to the acquisitions of First Brandon and First Community in 2007. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank and $9,668,456 relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2007 and 2006 and found no impairment.

Notes to Consolidated Financial Statements

NOTE 21. Goodwill and intangible assets: (continued)

A summary of acquired amortizing intangible assets is as follows:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$262,606	$2,213,394
Core deposit intangible-First Community	992,000	45,091	946,909

Total	$3,468,000	$307,697	$3,160,303

Aggregate amortization expense was $307,697 in 2007. Amortization is being calculated on the sum-of-the-years digit method over ten years.

Estimated amortization expense for each of the five years succeeding 2007 is as follows:

2008	$599,776
2009	536,721
2010	473,667
2011	410,612
2012	347,557

$2,368,333

NOTE 22. Condensed parent company financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2007	2006
ASSETS
Cash in Lake Sunapee Bank	$320,355	$1,281,908
Investment in subsidiary, Lake Sunapee Bank	92,044,278	64,728,313
Investment in affiliate, NHTB Capital Trust II	310,000	310,000
Investment in affiliate, NHTB Capital Trust III	310,000	310,000
Deferred expenses	283,376	294,070
Advances to Lake Sunapee Bank	53,739	126,867
Other investments	—	2,000,000
Other assets	21,068	35,225

Total assets	$93,342,816	$69,086,383

LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Other liabilities	55,493	56,977

Total liabilities	20,675,493	20,676,977
SHAREHOLDERS’ EQUITY	72,667,323	48,409,406

Total liabilities and shareholders’ equity	$93,342,816	$69,086,383

Notes to Consolidated Financial Statements

NOTE 22. Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF INCOME

	2007	2006	2005
Dividends from subsidiary, Lake Sunapee Bank	$12,300,000	$1,800,000	$2,500,000
Dividends from subsidiaries, NHTB Capital Trust II and III	44,534	43,373	29,063
Investment interest income	52,667	124,417	—
Interest expense on subordinated debentures	1,479,622	1,453,609	1,257,994
Net operating income including tax benefit	383,212	259,457	256,010

Income before equity in undistributed earnings of subsidiaries	11,300,791	773,638	1,527,079
Equity in undistributed (loss) earnings of subsidiaries	(6,785,109)	4,266,221	3,997,209

Net income	$4,515,682	$5,039,859	$5,524,288

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,515,682	$5,039,859	$5,524,288
Decrease (increase) in accounts receivable	20,000	(19,675)	2,661
(Decrease) increase in accrued interest payable	(1,484)	11,108	5,368
Decrease in taxes payable	—	—	(13,556)
Decrease in taxes receivable	55,508	96,618	109,550
Increase in prepaid expenses	(13,440)	—	—
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,694	10,693	10,693
Stock-based compensation expense	—	28,050	—
Equity in undistributed loss (earnings) of subsidiaries	6,785,109	(4,266,221)	(3,997,209)

Net cash provided by operating activities	11,372,069	900,432	1,641,795

Cash flows from investing activities:
Purchase of other investment	—	(2,000,000)	—
Redemption of other investment	2,000,000	—	—
Net change in advances to subsidiary, Lake Sunapee Bank	73,128	2,705,911	(2,413,906)
Net cash and cash equivalents paid for First Brandon and First Community acquisitions	(7,422,994)	—	—

Net cash (used in) provided by investing activities	(5,349,866)	705,911	(2,413,906)

Cash flows from financing activities:
Proceeds from exercise of stock options	782,732	785,125	593,345
Dividends paid	(2,475,019)	(2,147,033)	(2,097,465)
Repurchase of treasury stock	(5,291,469)	(1,685,334)	(112,966)

Net cash used in financing activities	(6,983,756)	(3,047,242)	(1,617,086)

Net decrease in cash	(961,553)	(1,440,899)	(2,389,197)
Cash, beginning of year	1,281,908	2,722,807	5,112,004

Cash, end of year	$320,355	$1,281,908	$2,722,807

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005, and therefore are not reprinted here.

Notes to Consolidated Financial Statements

NOTE 23. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2007 and 2006 follows:

	(In thousands, except earnings per share)
	2007 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$8,811	$9,174	$10,310	$11,349
Interest expense	4,337	4,633	4,963	5,448

Net interest and dividend income	4,474	4,541	5,347	5,901
Provision for loan losses	7	38	60	18
Noninterest income	1,530	1,635	1,769	1,980
Noninterest expense	4,324	4,681	5,107	6,515

Income before income taxes	1,673	1,457	1,979	1,348
Income tax expense	505	520	657	229

Net income	$1,168	$937	$1,292	$1,119

Basic earnings per common share	$.25	$.24	$.26	$.19

Earnings per common share, assuming dilution	$.24	$.24	$.25	$.20

	(In thousands, except earnings per share)
	2006 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$7,967	$8,215	$8,755	$8,736
Interest expense	2,999	3,481	4,274	4,506

Net interest and dividend income	4,968	4,734	4,481	4,230
Provision for loan losses	40	69	51	70
Noninterest income	1,278	1,444	1,541	1,611
Noninterest expense	4,116	4,095	4,112	4,194

Income before income taxes	2,090	2,014	1,859	1,577
Income tax expense	719	627	641	513

Net income	$1,371	$1,387	$1,218	$1,064

Basic earnings per common share	$.32	$.33	$.29	$.26

Earnings per common share, assuming dilution	$.32	$.32	$.28	$.25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2007

SEC Commission File Number 000-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0430695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9 Main Street, PO Box 9

Newport, New Hampshire 03773-0009

(Address of principal executive offices)

Registrant’s telephone number, including area code: (603) 863-0886

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The Nasdaq Stock Market, LLC
Title of Class	Name of Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 17, 2008 there were issued and outstanding 5,737,006 shares of the registrant’s common stock.

The common stock is listed for trading on NASDAQ under the symbol “NHTB”. Based on the closing price of June 29, 2007, of $14.60, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $68.7 million.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

PART I.

Item 1.	Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (NHTB), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire, and Brandon, Killington, Pittsford, Rutland, West Rutland, and Woodstock, Vermont. The Company had assets of approximately $834.2 million as of December 31, 2007.

Through its subsidiary, Lake Sunapee Financial Services Corporation, the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area is concentrated in the counties of Merrimack, Sullivan, Hillsborough, Grafton and Cheshire in central and western New Hampshire in, and the counties of Rutland and Windsor in Vermont. These areas are best known for its recreational facilities and its resort/retirement environment.

There are several distinct regions within the Bank’s market area. The Upper Valley region is located in the northwest-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The central and south-east portion of the Bank’s market area in New Hampshire is Lake Sunapee, a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee. Finally, the Monadnock region, in southwestern New Hampshire, is named after Mount Monadnock, the major geographic landmark in the region and consists of Cheshire, southern Sullivan and western Hillsborough counties.

Rutland and Windsor counties are located in south central Vermont. This region is home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. The popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

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

LENDING ACTIVITIES

The Bank’s total loan portfolio totaled $626,274,462 at December 31, 2007, representing approximately 75% of total assets. As of December 31, 2007, approximately 76% of the mortgage loan portfolio had adjustable rates. As of December 31, 2007, the Bank had sold $305,838,179 in fixed rate mortgage loans in an effort to meet customer demands for fixed rate loans, minimize interest rate risk, and build a servicing portfolio.

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

REAL ESTATE CONSTRUCTION LOANS. The Bank offers construction loan financing on one- to four-family owner occupied dwellings in the Bank’s local real estate market. Generally, the Bank makes construction loans on loans up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. The Bank also offers a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of the Bank’s conventional residential program.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

2007	2006	2005
Amount	% of Total	Amount	% of Total	Amount	% of Total
($ in thousands)
Real estate loans
Conventional and Commercial	$478,252	76.14%	$385,002	77.79%	$359,304	77.21%
Construction	21,704	3.46	17,109	3.45	13,080	2.81
Consumer loans	75,619	12.04	63,277	12.79	64,393	13.84
Commercial and municipal loans	52,515	8.36	29,522	5.97	28,558	6.14

Total loans	628,090	100.00%	494,910	100.00%	465,335	100.00%
Unamortized adjustment to fair value	1,496	36	48
Allowance for loan losses	(5,181)	(3,975)	(4,022)
Deferred loan origination costs, net	1,869	1,741	1,790

Loans receivable, net	$626,274	$492,712	$463,151

	2004		2003
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$320,089	76.94%	$271,610	78.27%
Construction	21,757	5.23	15,241	4.39
Consumer loans	57,450	13.81	43,881	12.65
Commercial and municipal loans	16,723	4.02	16,283	4.69

Total loans	416,019	100.00%	347,015	100.00%
Unamortized adjustment to fair value	60		72
Allowance for loan losses	(4,019)		(3,899)
Deferred loan origination costs, net	1,748		1,385

Loans receivable, net	$413,808		$344,573

The following table sets forth the maturities of the loan portfolio and whether such loans have fixed or adjustable interest rates at December 31, 2007:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$11,592,550	$8,091,221	$84,248,930	$103,932,701
Adjustable interest rates	9,590,534	11,327,693	375,105,105	396,023,332

	21,183,084	19,418,914	459,354,035	499,956,033

Collateral/Consumer Loans with:
Predetermined interest rates	1,636,065	10,687,726	713,652	13,037,443
Adjustable interest rates	1,289,192	7,071,413	54,221,455	62,582,060

	2,925,257	17,759,139	54,935,107	75,619,503

Commercial/Municipal Loans with:
Predetermined interest rates	4,056,075	10,590,288	12,812,065	27,458,428
Adjustable interest rates	7,258,719	3,608,099	14,189,538	25,056,356

	11,314,794	14,198,387	27,001,603	52,514,784

Unamortized adjustment to fair value	—	—	1,496,542	1,496,542

Totals	$35,423,135	$51,376,440	$542,787,287	$629,586,862

The preceding schedule includes $4,744,729 of non-performing loans categorized within the respective loan types.

Origination, Purchase and Sale of Loans

The primary lending activity of the Bank is the origination of conventional loans (i.e., loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) secured by first mortgage liens on residential properties, principally single-family residences, substantially all of which are located in the west-central area of New Hampshire and Rutland and Windsor counties in Vermont.

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

As of December 31, 2007, the Bank had two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products.

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

COMPETITION

The Bank faces strong competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks as well as credit unions located in its primary market area. The Bank faces additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

The Bank competes for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

The Bank’s competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank’s competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. The Bank has eight loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

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

The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale, or held-for-trading. Please refer to Note 3, “Securities”, in the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed and asset-backed securities, are as follows as of December 31, 2007:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies	$11,488,281	$11,490,873	3.28%
Other bonds and debentures	5,516,681	5,537,798	5.18

Total due in less than one year	17,004,962	17,028,671	3.90

U.S. Government, including agencies	10,026,760	10,026,084	4.47
Other bonds and debentures	2,131,923	2,111,598	3.54

Total due after one year through five years	12,158,683	12,137,682	4.30

Other bonds and debentures	851,696	852,239	3.47

Total due after five years through ten years	851,696	852,239	3.47

Preferred stock with maturities	4,050,000	5,000,000	6.30
Other bonds and debentures	285,000	285,000	6.79

Total due after ten years	4,335,000	5,285,000	6.37

	$34,350,341	$35,303,592	4.40%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$21,516,957	$11,632	$13,548	$21,515,041
Mortgage-backed securities	50,945,486	130,641	604,756	50,471,371
Asset-backed securities	1,499,688	3,403	—	1,503,091
Other bonds and debentures	8,786,635	20,628	21,963	8,785,300
Preferred stock with maturities	5,000,000	—	950,000	4,050,000
Equity securities	1,374,386	100,814	340,000	1,135,200

Total available-for-sale securities	$89,123,152	$267,118	$1,930,267	$87,460,003

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$23,474,124	$—	$350,686	$23,123,438
Mortgage-backed securities	52,488,507	13,627	1,497,177	51,004,957
Asset-backed securities	1,499,645	2,830	—	1,502,475
Other bonds and debentures	9,338,228	169	86,633	9,251,764
Preferred stock with maturities	6,000,000	10,400	4,001	6,006,399
Equity securities	484,386	148,884	—	633,270

Total available-for-sale securities	$93,284,890	$175,910	$1,938,497	$91,522,303

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$29,492,908	$—	$591,814	$28,901,094
Mortgage-backed securities	58,207,406	—	1,554,749	56,652,657
Other bonds and debentures	21,524,546	24,101	162,265	21,386,382
Preferred stock with maturities	6,000,000	28,000	—	6,028,000
Equity securities	484,386	142,614	—	627,000

Total available-for-sale securities	$115,709,246	$194,715	$2,308,828	$113,595,133

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market area. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its primary market area. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2007, time deposits represented approximately 45% of total deposits. Time deposits included $112,447,762 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31:

	2007	2006	2005
	(In Thousands)
Net deposits (withdrawals)	$22,561	$(6,877)	$27,234
Acquired deposits	151,964	—	—
Interest credited on deposit accounts	12,941	7,746	4,331

Total increase (decrease) in deposit accounts	$187,466	$869	$31,565

At December 31, 2006, the Bank had $112.4 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$48,362	4.54%
Over 3 through 6 months	21,643	4.43%
Over 6 through 12 months	38,319	4.55%
Over 12 months	4,124	4.35%

Total	$112,448	4.51%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$48,260	7.4%	$38,664	8.3%	$36,320	7.8%
NOW accounts	151,867	23.3	129,163	27.8	141,492	30.5
Money market accounts	41,225	6.3	25,276	5.4	38,441	8.3
Regular savings accounts	12,031	1.8	9,976	2.1	11,635	2.5
Treasury savings accounts	104,163	16.0	77,301	16.6	95,749	20.6
Club deposits	94	—	57	—	61	—

Total	357,640	54.8	280,437	60.2	323,698	69.7

Time deposits
Less than 12 months	270,586	41.5	172,195	37.1	117,453	25.3
Over 12 through 36 months	23,780	3.6	12,676	2.7	22,497	4.8
Over 36 months	966	0.1	198	—	989	0.2

Total time deposits	295,332	45.2	185,069	39.8	140,939	30.3

Total deposits	$652,972	100.0%	$465,506	100.0%	$464,637	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$119,238	0.67%	$133,732	0.67%	$134,733	0.38%
Savings deposits	104,455	0.64	102,453	0.64	113,258	0.55
Money market deposits	32,252	1.37	29,858	0.54	46,082	0.83
Time deposits	226,618	4.53	163,227	3.68	123,224	2.29
Demand deposits	24,633	—	29,452	—	32,403	—

Total Deposits	$507,196		$458,722		$449,700

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2007	2006	2005
	(In thousands)
0.00% – 0.99%	$3,447	$2,765	$7,576
1.00% – 1.99%	13,364	11,964	29,233
2.00% – 2.99%	8,229	7,595	35,762
3.00% – 3.99%	15,781	14,616	64,476
4.00% – 4.99%	195,714	93,268	3,848
5.00% – 5.99%	57,653	54,861	44
6.00% – 6.99%	1,144	—	—
7.00% – 7.99%	—	—	—

Total	$295,332	$185,069	$140,939

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2007, the Bank had outstanding advances of $63 million from FHLB and advances outstanding of $120 million from FHLB at December 31, 2006.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in the financial statements for the year indicated:

	2007	2006	2005
	($ in thousands)
Balance at year end	$—	$20,000	$45,000
Average amount outstanding	32,917	20,833	48,125
Maximum amount outstanding at any month-end	55,000	60,000	80,000
Average interest rate for the year	5.31%	5.16%	2.71%
Average interest rate on year-end balance	—	5.12%	4.22%

REGULATION

General. NHTB is regulated as a savings and loan holding company by the OTS. NHTB is required to file reports with and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2007, and in each of the prior 12 months, and, therefore is a “qualified thrift lender.” If the Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer, commercial loans, home equity and construction loans and certain other assets as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset. The risk-weight for certain positions in eligible rated securities ranges from 20% for the highest or second highest rating category to 200% for one rating category below investment grade.

Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain servicing rights and nonsecurity financial instruments) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2007, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2007:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$63,191	$12,084	$51,107
Core capital	63,191	32,225	30,966
Risk-based capital	63,191	45,952	17,239

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” CRA rating in its most recent examination, dated January 17, 2007.

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

At December 31, 2007, the Bank met the criteria for being considered “well-capitalized”. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund maintained by the FDIC, and the Bank pays its deposit insurance assessments to the Deposit Insurance Fund. The Deposit Insurance Fund was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the FDIC has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. The Bank’s assessment rate at December 31, 2007 was 0.0023%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the FHLB) of Boston, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2007 of $7.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $8.5 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of any amount over $45.8 million. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Prohibitions Against Tying Arrangements. The Bank is subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution association that is approved by the OTS).

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

Transactions between the Bank and NHTB and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations—Limitation on Capital Distributions.”

The Sarbanes-Oxley Act. As a public company, NHTB is subject to the Sarbanes-Oxley Act. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

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

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the NASDAQ and by the Exchange Act, as amended, regulations promulgated thereunder;

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

State Income Tax

The Bank is subject to an annual Business Profits Tax imposed by the State of New Hampshire at the rate of 8.50% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. During 1993, the State of New Hampshire instituted a Business Enterprise Tax, which places a tax on certain expense items. Interest, dividends, wages, benefits and pensions are taxed at a rate of 0.50%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2007, the tax amounted to $87,646.

EMPLOYEES

At December 31, 2007, Lake Sunapee Bank had a total of 223 full-time employees and 25 part-time employees. These employees are not represented by collective bargaining agents. The Bank believes that its relationship with its employees is good.

Item 2.	Properties

The following table sets forth the location of the Bank’s offices and certain additional information relating to these offices at December 31, 2007:

	Year	Net Book Value		Expiration	Lease Renewal
Location	Opened	Leased	Owned	Date of Lease	Option
9 Main Street
Newport, NH	1868		$1,554,152
565 Route 11
Sunapee, NH	1965		$74,745
115 East Main Street
Bradford, NH	1975		$412,720
300 Sunapee Street
Newport, NH	1978		$70,500
165 Route 10 South
Grantham, NH	1980		$290,671
116 Newport Road
New London, NH	1981		$804,694
200 Heater Road
Lebanon, NH	1986		$447,319
106 Hanover Street
Lebanon, NH	1997		$1,721,503
15 Antrim Road
Hillsboro, NH	1994		$672,903
321 Main Street
New London, NH	1999		$1,122,842
32 Elm Street
Milford, NH	2006		$1,169,494
2 Park Street
Brandon, VT	2007		$639,918
Route 4 and Depot Hill Road.
Pittsford, VT	2007		$303,973
484 Main Street
West Rutland, VT	2007		$394,990
1340 Franklin Street
Brandon, VT	2007		$763,884
No. One Bond Street
Woodstock, VT	2007		$1,017,140
Route 4 West
Woodstock, VT	2007		$201,385
100 Woodstock Avenue
Rutland, VT	2007		$452,026
83 Main Street (1)
West Lebanon, NH	1994	$108,181		2009	5 Years
12 Centerra Pkwy. (1)
Lebanon, NH	1997	$67,500		2012	10 Years

(Continued) Location	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
		Leased	Owned
Route 103 (1)
Newbury, NH	1999	$150,104		2008	5 Years
7 Lawrence Street (1)
Andover, NH	2003	$318,950		2012	15 Years
2-4 Main Street (1)
Peterborough, NH	2004	$685,110		2009	30 Years
468 US Route 4 (1)
Enfield, NH	2005	$402,173		2009	20 Years
345 Washington Street (1)
Claremont, NH	2005	$324,713		2009	10 Years
12 South Street (1)
Hanover, NH	2007	$188,423		2016	10 Years
104-110 Merchants Row (1)
Rutland, VT	2007	$24,947		2008	24 Years
1995 Route 4 (1)
Killington, VT	2007	$42,927		2016
2997 Franklin Street (1)
Brandon, VT	2007	$—

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the fourth quarter of 2007.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s common stock based on reported sales prices on the NASDAQ Global Market. New Hampshire Thrift Bancshares, Inc. is traded under the symbol “NHTB”.

	Period	High	Low
2007	First Quarter	$16.330	$15.500
	Second Quarter	15.500	14.170
	Third Quarter	16.200	13.980
	Fourth Quarter	15.270	10.430
2006	First Quarter	$16.190	$14.300
	Second Quarter	16.500	15.190
	Third Quarter	16.990	14.990
	Fourth Quarter	16.960	14.640

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 17, 2008, the Company had approximately 786 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s common stock:

	2007	2006
First Quarter	$0.1300	$0.1250
Second Quarter	0.1300	0.1300
Third Quarter	0.1300	0.1300
Fourth Quarter	0.1300	0.1300

For information regarding limitations on the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 15 of the Notes to Consolidated Financial Statements and “Regulations-Limitations on Capital Distributions” on page 72.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended December 31, 2007:

Period	Total number of shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
October 1, 2007 – October 31, 2007	—		—	169,288
November 1, 2007 – November 30, 2007	16,200	$13.11	16,200	153,088
December 1, 2007 – December 31, 2007	—		—	153,088
Total	16,200	$13.11	16,200	153,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Performance Graph

The following graph compares New Hampshire Thrift Bancshares’ total cumulative stockholder return by an investor who invested $100 on December 31, 2002, including re-investment of dividends and giving effect to stock splits, in each of the following:

•	The Russell 2000 Index;

•	A hypothetical fund with investments in the stock of peer corporations (the “peer group”); and

•	New Hampshire Thrift Bancshares.

The peer group consists of New England financial institutions with assets totaling between $200 million and $600 million. The members of the peer group are:

Bar Harbor Bankshares, Inc.	Legacy Bancorp, Inc.	Northeast Bancorp, Inc.
Central Bancorp, Inc.	MASSBANK Corp.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
New Hampshire Thrift Bancshares, Inc.	100.00	187.65	188.33	174.15	195.14	156.47
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Peer Group	100.00	144.47	139.82	132.85	146.39	136.64

On January 11, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program continued until 214,679 shares were repurchased. On June 20, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases were made from time to time at the discretion of management. The stock repurchase program will continue until 253,776 shares are repurchased. As of December 31, 2007, 232,500 shares of common stock had been repurchased. During 2007, a total of 330,867 shares were repurchased.

Item 6.	Selected Financial Data

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$834,230	$672,031	$650,179	$595,514	$526,246
Securities	94,993	99,063	119,303	123,421	126,179
Loans, net	626,274	492,712	463,151	413,808	344,573
Loans held-for-sale	2,508	1,771	2,263	1,295	870
Deposits	652,972	465,506	464,637	433,072	428,477
FHLB advances	63,387	120,000	100,000	75,000	22,000
Shareholders’ equity	72,667	48,409	46,727	43,835	39,125
Allowance for loan losses	5,181	3,975	4,022	4,019	3,899
Nonperforming loans	4,745	754	278	293	1,158
Nonperforming assets	4,745	754	278	293	1,158
Book value per share	$12.51	$11.58	$11.07	$10.52	$9.74

	For years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$39,643	$33,674	$28,631	$25,284	$21,494
Interest expense	19,381	15,250	8,916	6,517	5,736

Net interest and dividend income	20,262	18,424	19,715	18,767	15,758
Provision for loan losses	122	230	89	75	100

Net interest and dividend income after provision for loan losses	20,140	18,194	19,626	18,692	15,658
Total noninterest income	6,914	5,875	4,108	4,075	6,331
Total noninterest expense	20,627	16,529	14,952	14,505	12,711

Income before income taxes	6,427	7,540	8,782	8,262	9,278
Income taxes	1,911	2,500	3,258	3,164	3,507

Net income	$4,516	$5,040	$5,524	$5,098	$5,771

Per Share Data:
Basic earnings	$0.93	$1.20	$1.31	$1.23	$1.46
Diluted earnings	$0.92	$1.17	$1.29	$1.20	$1.42
Dividends paid	$0.52	$0.52	$0.50	$0.45	$0.36

	For years ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.61%	0.76%	0.89%	0.87%	1.15%
Return on average equity	7.98	11.08	13.10	12.17	15.83
Average equity as a percent of average assets	7.63	6.91	6.80	7.15	7.28
Interest rate spread	2.91	2.87	3.40	3.48	3.43
Net interest margin	3.06	3.02	3.49	3.54	3.50
Average interest-earning assets to average interest-bearing liabilities	105.13	106.09	105.47	105.10	105.94
Operating expense as a percent of average total assets	2.78	2.51	2.41	2.48	2.54
Dividend payout ratio	55.91	43.33	38.17	36.59	24.66
Capital Ratios:
Tier 1 leverage capital ratio	7.84	8.12	7.80	7.87	7.56
Total risk-based capital ratio	11.08	11.92	11.31	12.04	11.88
Asset Quality Ratios:
Nonperforming loans as a percent of loans, net	0.75	0.15	0.06	0.07	0.34
Nonperforming assets as a percent of total assets	0.57	0.11	0.04	0.05	0.22
Allowance for loan losses as a percent of loans before allowance for loan losses	0.82	0.80	0.86	0.97	1.12
Allowance for loan losses as a percent of nonperforming loans	109.21%	527.21%	1,446.76%	1,371.67%	336.70%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 23 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 23 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 24 through 56 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer , has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2008 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 4, 2008.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2008 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 4, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2008 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 4, 2008.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	378,042	$12.10	—
Equity compensation plans not approved by security holders	—	—	—

Total	378,042	$12.10	—

Item 13.	Certain Relationships and Related Transactions

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2008 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 4, 2008.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 8, 2008 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 4, 2008.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as an Exhibit to NHTB’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”))

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holding Company, a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an Exhibit to NHTB’s March 31, 1999 Form 10-QSB filed on May 14, 1999).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s 8-K filed with Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (previously filed as an Exhibit to NHTB’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of NHTB (previously filed as an Exhibit to NHTB’s Form 10-KSB filed with the Commission on March 5, 1998).

3.2.2	Amendment to Bylaws of NHTB (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on March 11, 2004).

3.2.3	Amendment to Bylaws of NHTB (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on October 1, 2007).

4.1	Stock Certificate of NHTB (previously filed as an Exhibit to NHTB’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989).

4.2	Indenture by and between NHTB, as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an Exhibit to NHTB’s December 31, 2005 Form 10-K filed with the commission on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an Exhibit to NHTB’s December 31, 2005 Form 10-K filed with the commission on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an Exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an Exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an Exhibit to NHTB’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.4	New Hampshire Thrift Bancshares, Inc. 1996 Incentive Stock Option Plan (previously filed as an Exhibit to the Company’s Form S-4 (file No. 33-27192), filed with the Commission on March 1, 1989).

10.5	Employment Agreement between NHTB and Stephen W. Ensign (previously filed as an Exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to NHTB’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005).

10.8	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commissionon March 29, 2005).

10.9	NHTB’s 1998 Stock Option Plan (previously file as Appendix A to NHTB’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	NHTB’s 2004 Stock Incentive Plan (previously file as Appendix B to NHTB’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

10.14	Form of Executive Salary Continuation Agreement among NHTB, the Bank and certain officers (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on February 21, 2008).

11.1	Computation of Per Share Earnings (see Note 1 to Consolidated Financial Statements).

13.1	Annual Report to Shareholders for the year ended December 31, 2007 (filed herein).

14.1	Code of Ethics (previously filed as Exhibit 14.1 to NHTB’s December 31, 2004 Form 10-K filed with the Commission on March 30, 2004).

21.1	Subsidiaries of the Company

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign	Chairman of the Board	March 24, 2008
	(Stephen W. Ensign)	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign (Stephen W. Ensign)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2008

/s/ Stephen R. Theroux (Stephen R. Theroux)	Vice Chairman of the Board, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 24, 2008

/s/ Leonard R. Cashman (Leonard R. Cashman)	Director	March 24, 2008

/s/ William C. Horn (William C. Horn)	Director	March 24, 2008

/s/ Peter R. Lovely (Peter R. Lovely)	Director	March 24, 2008

/s/ Jack H. Nelson (Jack H. Nelson)	Director	March 24, 2008

/s/ Michael T. Putziger (Michael T. Putziger)	Director	March 24, 2008

/s/ Peter D. Terwilliger (Peter D. Terwilliger)	Director	March 24, 2008

/s/ Joseph B. Willey (Joseph B. Willey)	Director	March 24, 2008

N ew Hampshire Thrift Bancshares, Inc.

Directors

Stephen W. Ensign, Chairman

Stephen R. Theroux, Vice Chairman

Leonard R. Cashman

William C. Horn

Peter R. Lovely

Jack H. Nelson

Michael T. Putziger

Peter D. Terwilliger

Joseph B. Willey

Officers

Stephen W. Ensign

Chairman of the Board,

President and Chief Executive

Officer

Stephen R. Theroux

Vice Chairman of the Board

Executive Vice President, Chief

Financial Officer and Corporate Secretary

Sherry A. Morin

Assistant Secretary

Lake Sunapee Bank, fsb

Directors

Stephen W. Ensign, Chairman

Stephen R. Theroux

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Jack H. Nelson

Michael T. Putziger

Peter D. Terwilliger

Joseph B. Willey

Executive Officers

Stephen W. Ensign

Chairman of the Board

and Chief Executive Officer

Stephen R. Theroux

President, Chief Operating Officer,

and Chief Financial Officer

William J. McIver

Executive Vice President,

Chief Information Officer and

Retail Banking Director

First Vice Presidents

Scott W. Laughinghouse

Commercial Lending

Sharon L. Whitaker

Mortgage Lending

Senior Vice Presidents

Frances E. Clow

Human Resources

H. Bliss Dayton

Chief Risk Officer

Kenneth E. Howe

Commercial Lending

Karen D. Lynch

Commercial Lending

Robert C. O’Brien

Business Development

Vice Presidents

Arlene F. Adams

Commercial Lending

Colin S. Campbell

Commercial Lending

Erik C. Cinquemani

Loan Review

Stephen DeClue

Commercial Lending

Angie L. Deschenes

Retail Banking

Juanita A. Dupont

Loan Processing

Stephen B. Ellis

Loan Origination

Thomas B. Evans

Commercial Lending

Paul Faber

Commercial Lending

Albert S. Freeman III

Commercial Lending

Marlene H. Gardner

BSA and Security Officer

Karen F. Garrow

Commercial Lending

David W. Green

Retail Banking

Debora S. Henderson

Retail Banking

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Suzanne Johnson

Loan Servicing

James H. Miller

Control Officer

Dianne E. Nicol

Retail Banking

Marie A. Pelletier

Retail Operations

Francetta Raymond

Loan Operations

Dorisann D. Ross

Retail Banking

Sue G. Shaw

Commercial Lending

Paul W. St. Martin

Information Technology

Janet L. Zutell

Consumer Lending

Assistant Vice Presidents

Brandy L. Blackinton

Retail Banking

Sue L. Bryan

Retail Banking

Mary C. Campe

Business Banking

Christopher J. Carpenter

Business Banking

Andrea K. Coppola

Retail Banking

Dennis J. Driscoll, Jr.

Commercial Lending

Susan Fernald

Retail Banking

Cheryl A. Fisher

Loan Origination

Christopher H. Head

Financial Services

Catherine R. Lekberg

Retail Banking

Vicki M. Lewis

Consumer Lending

Sherry A. Morin

Human Resources

Donald J. Pasini

Loan Origination

Alison Pearsons

Commercial Banking

Maryanne E. Petrin

Accounting and Finance

Pellegrino A. Rossi

Lake Sunapee Group

Dena L. Sclafani

Loan Origination

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Board of Advisors

Benjamin K. Barton

Douglas S. Baxter

William S. Berger

William A. Bittinger

Paul R. Boucher

Ruth I. Clough

J. D. Colcord

Jacqueline C. Cote

Ernest G. Dennis, Jr.

Harry G. Dorman III

William J. Faccone, Sr.

John W. Flynn, Jr.

John W. Flynn, Sr.

Sheffield J. Halsey

Douglas J. Homan

Curtis A. Jacques

Sharon J. Jacques

Charles S. Jakiela

Michael D. Johnson

Edward T. Kerrigan

David H. Kidder

Janet R. Kidder

John J. Kiernan, Jr.

John J. Kiernan, Sr.

Victor W. Laro

Paul J. Linehan

Robert MacNeil

Elizabeth W. Maiola

John J. Marcotte

Thomas F. McCormick

J. David McCrillis

John C. McCrillis

F. Graham McSwiney

Charles Memoe

Kenneth Miller

Thomas J. Mills

Linda L. Oldham

Daniel P. O’Neill

Betty H. Ramspott

Chris Scott

William J. Simms

Charles Smid

Fredric M. Smith

Earl F. Strout

James R. Therrien

Stefan Timbrell

Janis H. Wallace

James P. Wheeler

Bradford C. White

Carolyn B. Whittaker

John W. Wiggins, Sr.

Bruce Williamson

Thomas B. Woodger

Michael J. Work

Shareholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Thacher Proffitt & Wood LLP

1700 Pennsylvania Avenue, NW

Washington, DC 20006

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ Global Market under the symbol “NHTB”. There were approximately 786 shareholders of record on March 17, 2008.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2007	High	Low
First Quarter	$16.330	$15.500
Second Quarter	15.500	14.170
Third Quarter	16.200	13.980
Fourth Quarter	15.270	10.430

This Annual Report has been written by the Company’s staff.