Form 10-Q
period 2008-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2008-05-08
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2008

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 2, 2008, was 5,749,275.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$17,154,967	$22,530,541
Federal Home Loan Bank overnight deposits	14,789,000	11,524,000

Cash and cash equivalents	31,943,967	34,054,541
Securities available-for-sale	88,711,882	87,460,003
Federal Home Loan Bank stock	7,532,700	7,532,700
Loans held-for-sale	1,545,244	2,507,880
Loans receivable, net	623,038,012	626,274,462
Accrued interest receivable	2,932,534	2,853,558
Premises and equipment, net	17,628,109	17,654,863
Investments in real estate	3,489,940	3,512,126
Goodwill and other intangible assets	30,296,137	30,453,773
Investment in partially owned Charter Holding Corp., at equity	3,211,180	3,152,232
Bank owned life insurance	9,249,139	9,141,849
Other assets	9,347,766	9,631,855

Total assets	$828,926,610	$834,229,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$41,359,567	$48,259,896
Savings and interest-bearing checking accounts	309,386,251	309,379,633
Time deposits	293,371,300	295,332,488

Total deposits	644,117,118	652,972,017
Securities sold under agreements to repurchase	14,309,847	15,440,993
Federal Home Loan Bank advances	62,658,375	63,386,874
Other borrowed funds	2,237,500	237,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,898,785	8,905,135

Total liabilities	754,841,625	761,562,519

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,208,051 issued and 5,747,772 shares outstanding at March 31, 2008, and 6,182,051 shares issued and 5,726,772 shares outstanding at December 31, 2007	62,081	61,821
Paid-in capital	45,748,685	45,480,955
Retained earnings	36,620,418	35,982,392
Accumulated other comprehensive loss	(1,195,476)	(1,768,076)
Treasury Stock, 460,279 shares at March 31, 2008 and 455,279 shares as of December 31, 2007	(7,150,723)	(7,089,769)

Total shareholders’ equity	74,084,985	72,667,323

Total liabilities and shareholders’ equity	$828,926,610	$834,229,842

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31, 2008	March 31, 2007
Interest and dividend income
Interest and fees on loans	$9,787,989	$7,435,538
Interest on debt investments:
Taxable	1,020,895	1,035,864
Dividends	129,917	128,294
Other	128,995	210,938

Total interest and dividend income	11,067,796	8,810,634

Interest expense
Interest on deposits	3,890,977	2,612,559
Interest on advances and other borrowed money	1,053,026	1,866,962

Total interest expense	4,944,003	4,479,521

Net interest and dividend income	6,123,793	4,331,113
Provision for loan losses	37,000	7,000

Net interest and dividend income after provision for loan losses	6,086,793	4,324,113

Noninterest income
Customer service fees	1,268,222	977,636
Income on other investments	—	142,739
Gain on sales of securities and other real estate and property owned	105,033	—
Net gain on sales of loans	322,440	158,225
Rental income	163,481	155,414
Income from equity interest in Charter Holding Corp.	58,947	52,857
Brokerage service income	37,543	43,278
Bank Owned Life Insurance income	107,290	6,060

Total noninterest income	2,062,956	1,536,209

Noninterest expenses
Salaries and employee benefits	3,028,635	2,247,791
Occupancy expenses	1,058,270	740,768
Advertising and promotion	85,097	78,841
Depositors’ insurance	18,319	13,931
Outside services	251,519	174,558
Professional services	174,933	140,223
ATM processing fees	140,994	109,708
Supplies	144,254	86,936
Amortization of mortgage servicing rights in excess of mortgage servicing income	41,925	33,300
Other expenses	1,077,307	704,317

Total noninterest expenses	6,021,253	4,330,373

Income before provision for income taxes	2,128,496	1,529,949

Provision for income taxes	744,043	505,340

Net income	$1,384,453	$1,024,609

Comprehensive income	$1,957,056	$1,448,055

Earnings per common share, basic	$0.24	$0.25

Average Number of Shares, basic	5,739,580	4,118,221
Earnings per common share, assuming dilution	$0.24	$0.24

Average Number of Shares, assuming dilution	5,763,979	4,224,403
Dividends declared per common share	$0.1300	$0.1300

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,384,453	$1,024,609
Depreciation and amortization	363,850	367,356
Amoritzation of fair value adjustments, net (loans, deposits and borrowings)	103,509	—
(Accretion) amortization of securities, net	(2,126)	50,400
Net decrease in mortgage servicing rights	77,983	101,551
Net decrease in loans held-for-sale	962,636	442,100
Increase in cash surrender value of life insurance	(107,290)	(6,060)
Amortization of intangible assets	157,636	—
Provision for loan losses	37,000	7,000
Decrease in accrued interest receivable and other assets	254,677	368,964
Loss on sale of other real estate owned	584	—
Income from equity interest in Charter Holding Corp.	(58,948)	(52,857)
Change in deferred loan origination fees and cost, net	(56,184)	(37,355)
Increase (decrease) in accrued expenses and other liabilities	1,402,167	(995,329)

Net cash provided by operating activities	4,519,947	1,270,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(314,910)	(896,960)
Proceeds from maturities of securities available-for-sale	15,133,846	7,405,491
Purchases of securities available-for-sale	(15,219,516)	—
Redemptions of Federal Home Loan Bank stock	—	759,500
Loan originations and principal collections, net	3,030,433	(354,916)
Proceeds from sale of other real estate owned	67,476	—

Net cash provided by investing activities	2,697,329	6,913,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(8,921,649)	4,393,243
Net (decrease) increase in securities sold under agreements to repurchase	(1,131,146)	359,290
Net decrease in advances from Federal Home Loan Bank	(735,664)	(20,000,000)
Proceeds from other borrowed funds	2,000,000	—
Dividends paid	(746,427)	(543,410)
Payments to acquire treasury stock	(60,954)	(2,319,982)
Proceeds from exercise of stock options	267,990	217,346

Net cash used in financing activities	(9,327,850)	(17,893,513)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,110,574)	(9,710,019)
CASH AND CASH EQUIVALENTS, beginning of period	34,054,541	34,946,780

CASH AND CASH EQUIVALENTS, end of period	$31,943,967	$25,236,761

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31, 2008	March 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$4,023,084	$2,759,871
Interest on advances and other borrowed money	1,237,015	1,966,789

Total interest paid	$5,260,099	$4,726,660

Income taxes (received) paid, net	$(238,457)	$261,117

Loans transferred to other real estate owned	$195,607	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note B - Accounting Policies

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year 2007.

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

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46(R)”), these affiliates have not been included in the consolidated financial statements.

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

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows. (See Note D)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires (1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, (2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, (3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and (4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The effect of this EITF did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

Note D - Assets Measured at Fair Value on a Recurring Basis

The following summarizes the fair value of assets measured on a recurring basis:

($ in 000s)		Fair Value Measurement at Reporting Date Using
Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$88,712	$88,712	—	—

Total	$88,712	$88,712	—	—

Note E - Stock-based Compensation

At March 31, 2008, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for its fixed stock option plans during the quarters ended March 31, 2008, or March 31, 2007.

Note F - Pension Benefits

The following summarizes the net periodic pension benefit for the three months ended March 31:

	Three months ended March 31,
	2008	2007
Service cost	$—	$—
Interest cost	78,146	76,170
Expected return on plan assets	(144,229)	(139,948)
Amortization of prior service cost	—	—
Amortization of unrecognized net loss	9,302	6,921

Net periodic pension benefit	$(56,781)	$(56,857)

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of April 11, 2008, the Company had $1,050,744 available which it plans to use along with its dividends from the Bank to continue to pay its quarterly dividends on common stock and pay the interest on the Company’s subordinated debentures.

Overview

•	Total assets stood at $828,926,610 at March 31, 2008, a decrease of $5,303,232, from December 31, 2007.

•	Net loans outstanding decreased $3,236,450 to $623,038,012 at March 31, 2008 from December 31, 2007.

•	The Company earned $1,384,453, or $0.24 per diluted common share, for the quarter ended March 31, 2008, compared to $ 1,024,609, or $0.24 per diluted common share, for the same period in 2007.

•	For the first quarter ended March 31, 2008, the Bank originated $54.1 million in loans, compared to $37.1 million in originated loans for the quarter ended March 31, 2007.

•	The Bank’s servicing portfolio totaled $313.9 million at March 31, 2008, an increase from $299.8 million at March 31, 2007.

•

The Bank’s interest rate margin increased to 3.30% at March 31, 2008, from 2.88% at March 31, 2007, as the decrease in short-term interest rates and shorter term liabilities enabled the Bank’s liabilities to re-price faster than its assets.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2008, there were no valuation allowances set aside against any deferred tax assets.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Securities II accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years based on the stated liquidation amount of $10 per capital security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

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

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, VT, (“First Brandon”) for approximately $21.2 million in cash and stock. Immediately following the closing, which carried a final closing price of $20.8 million, of the transaction on June 1, 2007, First Brandon’s subsidiary bank, First Brandon National Bank, merged with and into the Bank, but operates under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb” (hereinafter referred to as the “First Brandon Division”).

The terms of the merger agreement called for each outstanding share of First Brandon common stock to be converted into the right to receive $44.01 in cash or 2.67 shares of the Company’s common stock. First Brandon shareholders had the right to elect either cash or stock with the constraint that the overall transaction had to be consummated with 80% of the First Brandon shares being exchanged for the Company’s stock and 20% being exchanged for cash.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Community Acquisition

On April 16, 2007, the Company announced that it had entered into a definitive agreement to acquire First Community Bank, Woodstock, VT (“First Community”) for approximately $15.5 million in cash and stock, which further expanded the Company’s New Hampshire-based banking franchise into the State of Vermont. First Community merged with and into the Bank on October 1, 2007 and carried a final closing cost of $14.6 million. First Community operated 5 branches located in Woodstock, Killington and Rutland, Vermont and had over $83.4 million in assets.

Charter Holding Corp.

On October 2, 2000, the Bank and two other New Hampshire banks acquired Charter Holding Corp. (“CHC”) and Phoenix New England Trust Company (“PNET”) from Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, at a cost of $3,003,337 to each, the Bank and each of the other two banks own one-third of CHC. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from more than a dozen offices across New Hampshire, as well as one in Norwich, Vermont. The Bank purchased CHC as a means to provide trust and investments services as well as insurance products to the Bank’s customers. By doing so, the Bank anticipates non-interest income to be enhanced. For the three-month period ended March 31, 2008, the Bank realized $58,947 in undistributed income, compared to undistributed income of $52,857 for the same period in 2007.

The Bank has entered into an agreement with Charter New England Agency (“CNEA”), a subsidiary of CHC, which enables the Bank to sell brokerage, securities, and insurance products. For the three-months ended March 31, 2008, the Bank generated commissions in the amount of $37,543, as compared to $43,278, for the same period in 2007.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

For the quarter ended March 31, 2008, total assets decreased by $5,303,232, or 0.64%, from $834,229,842 at December 31, 2007 to $828,926,610 at March 31, 2008. Cash and cash equivalents decreased $2,110,574, or 6.20% to $31,943,967 at March 31, 2008.

Net loans decreased $3,236,450, or 0.52%, from $626,274,462, at December 31, 2007 to $623,038,012, at March 31, 2008. For the quarter ended March 31, 2008, the Bank originated $54.1 million in loans, compared to $37.1 million in loans for the quarter ended March 31, 2007. The decrease of loans held in portfolio was caused by an increase in refinancings due to a decrease in longer-term fixed rate mortgage loans which the Bank typically sells into the secondary market. At March 31, 2008, the Bank had $313,908,322 in its servicing portfolio compared to $299,795,160 at March 31, 2007. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2008, adjustable rate mortgages comprised approximately 77% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

As of March 31, 2008, securities available-for-sale increased by $1,251,879 to $88,711,882 compared to $87,460,003 as of December 31, 2007. The Bank’s net unrealized loss (after tax) on its investment portfolio was $499,066 at March 31, 2008 compared to an unrealized loss (after tax) of $1,663,149 at December 31, 2007. The investments in the Bank’s investment portfolio that are temporarily impaired as of March 31, 2008 consist of debt securities issued by the U.S. government corporations and agencies,

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

corporate debt with strong credit ratings, and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses are primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $368,348 as of March 31, 2008, as compared to $240,802 as of December 31, 2007.

Deposits decreased by $8,854,899, or 1.36%, to $644,117,118 at March 31, 2008, from $652,972,017, at year-end December 31, 2007. Non-interest bearing checking accounts decreased $6,900,329, or 14.30%. Savings and interest-bearing checking accounts increased $6,618, or less than one-tenth of a percent. Time deposits decreased $1,961,188, or 0.66%. The Bank’s transaction account balances are influenced by the seasonal migration of its owners and balances in these accounts typically decrease during the first quarter.

Securities sold under agreements to repurchase decreased by $1,131,146, or 7.33%, to $14,309,847 at March 31, 2008 from $15,440,993 at December 31, 2007 due to normal transactional fluctuations as balances in these accounts typically decrease during the first quarter.

The Bank had balances of $62,658,375 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of March 31, 2008, a decrease of $728,499 from December 31, 2007.

Other borrowings increased $2,000,000 to $2,237,500 at March 31, 2008, as a result of a loan from PNC Bank to the Company.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses at March 31, 2008 was $5,083,381 compared to $5,181,471 at December 31, 2007. The decrease is a result of $184,127 of loan charge-offs, $49,037 of recoveries, and $37,000 of provisions during the first quarter. Two loans, one secured by commercial real estate and the other secured with business assets, accounted for 52% of the allowance for loan losses while losses associated with the fee for service overdraft program amounted to 41% of the allowance for loan losses. Other losses during the first quarter made up just 7% of the first quarter allowance for loan losses. At March 31, 2008 the portion of the allowance allocated to overdrafts was $18,780 which approximated 100% of the aggregate negative balance of deposits accounts that have remained negative for 30 days or more. At March 31, 2008 and December 31, 2007, the total allowance for loan losses represented 0.81% and 0.82% of loans, respectively.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Three Months Ended March 31,	For the year ended December 31,
	2008	2007	2006	2005	2004	2003
Balance, beginning of period	$5,181,471	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708
Charged-off loans	(184,127)	(402,438)	(467,018)	(123,885)	(14,737)	(86,642)
Recoveries	49,037	182,926	189,788	38,276	60,540	9,588
Balance from acquisitions	—	1,303,361	—	—	—	—
Provision charged to income	37,000	122,500	230,011	88,500	74,997	99,996

Balance, end of period	$5,083,381	$5,181,471	$3,975,122	$4,022,341	$4,019,450	$3,898,650

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of March 31, 2008, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $6,393,206 on March 31, 2008 compared to $6,172,310 at December 31, 2007. In addition, the Bank had $368,348 of OREO at March 31, 2008 compared to $240,802 at December 31, 2007. The increase in classified loans was the result of internal classification changes on two loans while the increase in OREO was due to an in-substance foreclosure involving one commercial real estate property. Loans over 90 days past due and other non-accrual loans were $4,663,578 at March 31, 2008 compared to $4,744,729 at December 31, 2007. Loans 30 to 89 days past due were $7,510,063 at March 31, 2008 compared to $8,291,466 at December 31, 2007. A review of the classified loans for possible loan losses, combined with the results of adequacy testing, contributed to the determination that, except for provisions pertaining to the overdraft program, no additional provision was needed during the first quarter of 2008. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to the policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2008		December 31, 2007
90 day delinquent loans (1)	$1,347	0.16%	$949	0.11%
Non-accrual impaired loans	3,317	0.40%	3,796	0.46%
Other real estate owned	368	0.04%	241	0.03%

Total non-performing loans	$5,032	0.61%	$4,986	0.60%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2008		December 31, 2007
Real estate loans-
Conventional	$3,124	76%	$3,023	77%
Construction	321	3%	501	3%
Collateral and consumer	187	12%	199	12%
Commercial and municipal	1,451	9%	1,413	8%
Impaired Loans	0	0%	45	0%

Total valuation allowance	$5,083	100%	$5,181	100%

Total valuation allowance as percentage of total loans	0.81%		0.82%

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

Comparison of the Operating Results

for the Three Months Ended March 31, 2008 and March 31, 2007

Net income for the three months ended March 31, 2008 was $1,384,453, or $0.24 per common share (assuming dilution), compared to $1,024,609 or $0.24 per common share (assuming dilution), for the same period in 2007, an increase of $359,844, or 35.12%. The $359,844 increase in net income for the quarter ended March 31, 2008 reflects an increase of $1,792,680 in net interest and dividend income, due to improving net interest income margins and the completion of the two bank acquisitions with First Brandon and First Community during the second and fourth quarters of 2007. The increase in net interest income for the quarter ended March 31, 2008 was partially offset by an increase in noninterest expense of $1,690,880.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended March 31, 2008, total loan production was $54,051,021 compared to $37,117,272 for the quarter ended March 31, 2007, due primarily to an increase in loan refinancings created from the reduced interest rate environment. The Bank’s net interest margin increased to 3.30% at March 31, 2008, compared to 2.88% at March 31, 2007. Net interest and dividend income increased $1,792,680 for the quarter ended March 31, 2008 from $4,331,113 for the quarter ended March 31, 2007, to $6,123,793 as sharp decreases in short-term interest rates reduced the Bank’s cost of funds.

Interest and fees on loans increased $2,352,451, or 31.64%, for the three-month period ended March 31, 2008. The increase in interest and fees on loans was due to the volume of loans in the amount of approximately $127 million acquired from the two bank acquisitions. Interest on investments decreased $95,289, or 6.93%, for the three-month period ended March 31, 2008, due primarily to a falling interest rate environment.

For the three months ended March 31, 2008, total interest expense increased by $464,482, or 10.37%, to $4,944,003 from $4,479,521 for the same period in 2007. Interest on deposits increased $1,278,418, or 48.93%, due to the volume of deposits in the amount of approximately $152 million acquired from the two bank acquisitions. Interest on advances and other borrowed money decreased by $813,936, or 43.60%, to $1,053,026, as the Bank reduced outstanding balances of FHLBB advances from $100,000,000 as of March 31, 2007, to $62,658,375 as of March 31, 2008. In addition, advances from the FHLBB that re-priced during this period of falling interest rates, decreased the Bank’s cost of funds on these borrowings.

The allowance for loan losses was $5,083,381 on March 31, 2008 compared to $3,993,714 on March 31, 2007. The allowance for loan losses represented 0.81% of total loans at March 31, 2008, the same as March 31, 2007. The allowance for loan losses grew by $1,303,361 due to the acquisitions of First Brandon and First Community, and the allowance received with those acquisitions. The allowance as a percentage of total loans remained unchanged as the increased allowance kept pace with the increase in the loan portfolio. The provision for loan losses was $37,000 during the first quarter of 2008 compared to $7,000 during the same period in 2007. The provision was made to fund the portion of the allowance allocated to overdraft losses in both 2008 and 2007. Except for the provisions allocated to the fee for service overdraft program, no additional provision for loan losses was made in the first quarter of 2008 or 2007. Net losses over the three-month period ended March 31, 2008 were $135,090 including $39,063 of net overdraft charge-offs compared to net recoveries of $11,592 during the same period in 2007. The higher net losses in the first quarter of 2008 came from the increased loan charge-offs and the smaller amount of recoveries. Loan charge-offs continue to come from isolated incidents and not from trends or patterns indicative of broader portfolio concerns.

For the three months ended March 31, 2008, total noninterest income increased by $526,747, or 34.29%, from $1,536,209 as of March 31, 2007 to $2,062,956 as of March 31, 2008. Customer service fees increased $290,586, or 29.72%. Net gain on sale of loans increased by $164,215, or 103.79%, for the quarter ended March 31, 2008, representing an increase in the amount of $10,011,943 in loans sold into the secondary market, from $9,178,090 as of March 31, 2007 to $19,190,033 as of March 31, 2008. Income from the Bank’s equity interest in Charter Holding Corp. increased by $6,090 to $58,947 for the quarter ended March 31, 2008 from $52,857 for the quarter ended March 31, 2007. Brokerage service income decreased in the amount of $5,735 to $37,543 for the quarter ended March 31, 2008. Bank owned life insurance (“BOLI”) income increased $101,230, or 1,670.49%, to $107,290 as of March 31, 2008, from $6,060 as of March 31, 2007, due to the purchase of a $5 million BOLI policy and the assumption of BOLI policies in the amount of approximately $4 million from the two acquired banks.

Total noninterest expenses increased $1,690,880, or 39.05%, to $6,021,253 for the three months ended March 31, 2008 compared to $4,330,373 for the three months ended March 31, 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three-month period ended March 31, 2008:

•

Salaries and employee benefits increased by $780,844 or 34.74%, compared to the three months ended March 31, 2007. Gross salaries and benefits paid increased $835,018, or 34.63%, from $2,411,406 for the three months ended March 31, 2007, to $3,246,424 for the three months ended at March 31, 2008. The increase in salaries and benefits resulted from the Bank’s acquisition of the two banks during 2007 which increased the Bank’s total of full time equivalent employees from approximately 170 to 250.

•

Occupancy expense increased by $317,502, or 42.86%, to $1,058,270 for the three months ended March 31, 2008, from $740,768 for the three months ended March 31, 2007, due to the addition of twelve branch offices acquired from the two bank acquisitions.

•	Advertising and promotion increased by $6,256, or 7.94%, to $85,097 for the three months ended March 31, 2008.

•

Outside services increased by $76,961, or 44.09%, to $251,519 for the three months ended March 31, 2008, compared to $174,558 for the three months ended March 31, 2007. Included in this amount are expenses associated with implementing image exchange for check processing and clearing as well as increased clearing volume costs associated with twelve additional branches.

•

Professional services increased by $34,710, or 24.75%, to $174,933 for the three months ended March 31, 2008, compared to $140,223 for the three months ended March 31, 2007. Included in this amount are expenses associated with increased audit fees.

•

ATM processing fees increased by $31,286, or 28.52%, to $140,994 for the three months ended March 31, 2008, compared to $109,708 for the three months ended March 31, 2007. Expenses associated with the increase in the volume of transactions with the addition of twelve branch offices accounted for the increase.

•

Supplies increased by $57,318, or 65.93%, to $144,254 for the three months ended March 31, 2008, compared to $86,936 for the three months ended March 31, 2007. Expenses associated with the addition of twelve branch offices accounted for the increase.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income increased in the amount of $8,625, or 25.90% due to amortization expenses resulting from an acceleration in early payoffs from the Bank’s loan servicing portfolio as customers refinanced into real estate mortgage loans with lower interest rates.

•

Other expenses increased by $372,990, or 52.96%, to $1,077,307 for the three months ended March 31, 2008, compared to $704,317 for the three months ended March 31, 2007. Included in other expenses for the three months ended March 31, 2008, are costs in the amount of $157,636 covering the amortization of the Bank’s core deposit intangible, non-recurring costs in the amount of $45,000, and increases due to the operation of twelve additional branch offices.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s Board of Directors has established an Asset/Liability Committee to review its asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

Gap analysis is used to examine the extent to which assets and liabilities are “rate sensitive”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

The Bank’s one-year gap at March 31, 2008, was negative 1%, compared to the December 31, 2007 gap of negative 21%. The Bank continues to hold in portfolio many adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. The Bank’s gap at March 31, 2008 means net interest income would increase if interest rates trended downward. The opposite would occur if interest rates were to rise. Management feels that maintaining the gap within twenty points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Bank’s NPV as of December 31, 2007 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+200 bp	82,478	-11,519	- 12%	10.01%	-121 bp
+100 bp	89,668	-4,329	-5%	10.77%	-45 bp
0 bp	93,997	—	—	—	—
-100 bp	96,286	2,289	+2%	11.44%	+22 bp
-200 bp	97,570	3,573	+4%	11.56%	+34 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At March 31, 2008, the Bank had approximately $170,000,000 in borrowing capacity from the FHLBB.

At March 31, 2008, the Company’s shareholders’ equity totaled $74,084,985, or 8.94% of total assets, compared to $72,667,323, or 8.71% of total assets at December 31, 2007. The Company’s Tier I core capital was 7.99% at March 31, 2008 compared to 7.84% at December 31, 2007. The increase in shareholders’ equity in the amount of $1,417,662 reflects net income of $1,384,453, the payment of $746,427 in common stock dividends, proceeds of $267,990 from the exercise of stock options, payments in the amount of $60,954 to acquire treasury stock, and a decrease in the amount of $572,600 in accumulated other comprehensive loss.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of March 31, 2008, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and on average equity: three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of April 11, 2008, the Company had $1,050,744 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, pay the interest on its capital securities, and from time to time re-purchase shares of the Company stock. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2008, net cash provided by operating activities increased by $3,249,568 to $4,519,947, compared to $1,270,379 for the same period in 2007, in part due to decreases in the amount of $520,536 in loans held-for-sale and an increase in the amount of $2,397,496 in accrued expenses and other liabilities.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by investing activities amounted to $2,697,329 for the three months ended March 31, 2008, compared to net cash provided by investing activities of $6,913,115 for the same period in 2007, a decrease of $4,215,786. Net change in proceeds from loan originations and principal collections in the amount of $3,385,349, due to slowing loan demand, contributed to the change in cash provided by investing activities.

For the three months ended March 31, 2008, net cash flows used in financing activities decreased by $8,565,663 to $9,327,850, compared to $17,893,513 for the three months ended March 31, 2007. A decrease in deposits in the amount of $8,921,649, due to the seasonal nature of the Bank’s deposit base, contributed to the decrease in cash used in financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2008 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At March 31, 2008, the Bank had approximately $43,000,000 in loan commitments. Of these commitments, approximately $10,000,000 were fixed rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2008, the Bank’s ratios were 7.99%, 7.99%, and 11.03%, respectively, well in excess of the regulators’ requirements.

Book value per share was $12.89 at March 31, 2008 versus $11.59 per share at March 31, 2007.

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

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Part I. Item 4T.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2008 through January 31, 2008 (1)	5,000	$12.191	105,688	148,088
February 1, 2008 through February 29, 2008	—	—	105,688	148,088
March 1, 2008 through March 31, 2008	—	—	105,688	148,088
Total	5,000	$12.191	105,688	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake

Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004.)

3.2.3	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 1, 2007).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

10.14	Form of Executive Salary Continuation Agreement among the Company, the Bank and certain officers (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on February 21, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: May 8, 2008	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board, President and Chief Executive Officer

Date: May 8, 2008	/s/ Stephen R. Theroux
Stephen R. Theroux
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)