Form 10-Q
period 2008-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2008-08-14
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 11, 2008, was 5,749,051.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets - June 30, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Income (unaudited) - For the Three Months Ended June 30, 2008 and 2007 For the Six Months Ended June 30, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended June 30, 2008 and 2007	3

	Notes To Condensed Consolidated Financial Statements (unaudited) -	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Common Shareholders	22

Item 5	Other Information	23

Item 6	Exhibits	23

	Signatures	25

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$18,850,769	$22,530,541
Federal Home Loan Bank overnight deposits	13,206,000	11,524,000

Cash and cash equivalents	32,056,769	34,054,541
Securities available-for-sale	90,167,563	87,460,003
Federal Home Loan Bank stock	7,532,700	7,532,700
Loans held-for-sale	565,650	2,507,880
Loans receivable, net	630,950,404	626,274,462
Accrued interest receivable	2,859,423	2,853,558
Premises and equipment, net	17,518,981	17,654,863
Investments in real estate	3,467,755	3,512,126
Goodwill and other intangible assets	30,142,252	30,453,773
Investment in partially owned Charter Holding Corp., at equity	3,273,169	3,152,232
Bank owned life insurance	9,349,455	9,141,849
Other assets	9,812,004	9,631,855

Total assets	$837,696,125	$834,229,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$50,041,774	$48,259,896
Savings and interest-bearing checking accounts	322,233,090	309,379,633
Time deposits	283,770,770	295,332,488

Total deposits	656,045,634	652,972,017
Securities sold under agreements to repurchase	11,613,574	15,440,993
Federal Home Loan Bank advances	62,545,837	63,386,874
Other borrowed funds	2,157,500	237,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,716,836	8,905,135

Total liabilities	763,699,381	761,562,519

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding		—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,208,051 issued and 5,747,772 shares outstanding at June 30, 2008, and 6,182,051 shares issued and 5,726,772 shares outstanding at December 31, 2007	62,081	61,821
Paid-in capital	45,748,685	45,480,955
Retained earnings	37,279,353	35,982,392
Accumulated other comprehensive loss	(1,942,652)	(1,768,076)
Treasury Stock, 460,279 shares at June 30, 2008 and 455,279 shares as of December 31, 2007	(7,150,723)	(7,089,769)

Total shareholders’ equity	73,996,744	72,667,323

Total liabilities and shareholders’ equity	$837,696,125	$834,229,842

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2008 and 2007

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Interest and fees on loans	$9,295,796	$7,903,849	$19,083,785	$15,339,387
Interest on debt investments:
Taxable	1,070,347	1,041,800	2,091,242	2,077,664
Dividends	78,316	135,431	208,233	263,725
Other	62,016	92,882	191,011	303,820

Total interest and dividend income	10,506,475	9,173,962	21,574,271	17,984,596

Interest expense
Interest on deposits	3,438,347	2,727,782	7,329,324	5,340,341
Interest on advances and other borrowed money	892,907	1,762,561	1,945,933	3,629,523

Total interest expense	4,331,254	4,490,343	9,275,257	8,969,864

Net interest and dividend income	6,175,221	4,683,619	12,299,014	9,014,732
Provision for loan losses	140,000	38,000	177,000	45,000

Net interest and dividend income after provision for loan losses	6,035,221	4,645,619	12,122,014	8,969,732

Noninterest income
Customer service fees	1,393,258	1,173,849	2,661,482	2,151,485
Income on other investments	—	—	—	142,739
Net gain on sales of loans	262,771	227,660	585,211	385,885
Net (loss) gain on sales of securities, fixed assets, and other real estate and property owned	(21,299)	—	83,733	—
Rental income	168,455	155,368	331,936	310,782
Income from equity interest in Charter Holding Corp.	61,990	44,081	120,937	96,938
Brokerage service income	19,240	26,642	56,785	69,920
Bank-owned life insurance income	100,317	7,887	207,607	7,887

Total noninterest income	1,984,732	1,635,487	4,047,691	3,165,636

Noninterest expenses
Salaries and employee benefits	2,938,559	2,419,475	5,967,194	4,661,206
Occupancy expenses	988,237	811,022	2,046,507	1,551,790
Advertising and promotion	119,955	90,554	205,052	169,395
Depositors’ insurance	18,544	14,868	36,863	28,799
Outside services	293,851	171,412	545,370	345,970
Professional services	197,280	141,070	372,213	281,293
ATM processing fees	151,333	123,824	292,327	233,532
Supplies	111,075	83,269	255,329	170,205
Amortization of mortgage servicing rights in excess of mortgage servicing income	30,332	41,956	72,257	75,256

Other expenses	1,012,144	783,808	2,089,450	1,488,125

Total noninterest expenses	5,861,310	4,681,258	11,882,562	9,005,571
Income before provision for income taxes	2,158,643	1,599,848	4,287,143	3,129,797
Provision for income taxes	752,500	519,893	1,496,543	1,025,233

Net income	$1,406,143	$1,079,955	$2,790,600	$2,104,564

Comprehensive net income	$658,967	$640,039	$2,616,024	$1,920,367

Earnings per common share, basic	$0.24	$0.24	$0.49	$0.49

Number of Shares, basic	5,747,772	4,484,622	5,743,676	4,299,892
Earnings per common share, assuming dilution	$0.24	$0.24	$0.48	$0.48

Number of Shares, assuming dilution	5,747,795	4,562,897	5,786,494	4,394,734
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,790,600	$2,104,564
Depreciation and amortization	723,131	762,605
Amortization of securities, net	8,682	70,231
Amortization of fair value adjustments, net (loans, deposits and borrowings)	199,854	—
Net decrease in mortgage servicing rights	134,902	171,524
Net decrease in loans held-for-sale	1,942,230	736,155
Provision for loan losses	177,000	45,000
Amortization of core deposit intangible	311,521	33,742
Loss on sale of other real estate owned	2,055	—
(Increase) decrease in accrued interest receivable and other assets	(89,398)	39,655
Increase in cash surrender value of life insurance	(207,607)	(7,887)
Income from equity interest in Charter Holding Corp.	(120,937)	(96,938)
Change in deferred loan origination fees and cost, net	(107,769)	171,350
Increase (decrease) in accrued expenses and other liabilities	1,698,036	(1,845,636)

Net cash provided by operating activities	7,462,300	2,184,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(542,878)	(1,420,192)
Proceeds from maturities of securities available-for-sale	22,412,774	17,286,725
Purchases of securities available-for-sale	(25,332,016)	(3,740,468)
Redemptions (purchases) of Federal Home Loan Bank stock	—	759,500
Redemption of Federal Reserve Bank stock	—	12,000
Loan originations and principal collections, net	(4,997,831)	(9,818,191)
Proceeds from sale of other real estate owned	101,986	—
Cash and cash equivalents acquired from First Brandon Financial Corporation, net of expenses paid of $953,586	—	12,705,324
Cash paid for First Brandon Financial Corporation acquisition	—	(4,399,768)

Net cash (used in) provided by investing activities	(8,357,965)	11,384,930

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,940,117	451,648
Net decrease in securities sold under agreements to repurchase	(3,827,419)	(1,554,737)
Net decrease in advances from Federal Home Loan Bank	(848,202)	(20,000,000)
Net increase in other borrowings	1,920,000	3,200,000
Dividends paid	(1,493,639)	(1,071,325)
Payments to acquire treasury stock	(60,954)	(3,424,675)
Proceeds from exercise of stock options	267,990	390,264

Net cash used in financing activities	(1,102,107)	(22,008,825)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,997,772)	(8,439,530)
CASH AND CASH EQUIVALENTS, beginning of period	34,054,541	34,946,780

CASH AND CASH EQUIVALENTS, end of period	$32,056,769	$26,507,250

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30, 2008	June 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$7,594,862	$5,375,032
Interest on advances and other borrowed money	2,134,457	3,802,503

Total interest paid	$9,729,319	$9,177,535

Income taxes, net	$1,297,640	$1,420,063

Loans transferred to other real estate owned	$193,469	$—

First Brandon Financial Corporation merger:

Cash and cash equivalents acquired		$13,658,910
Available-for-sale securities		17,309,352
Federal Home Loan Bank stock		383,900
Federal Reserve Bank stock		12,000
Net loans acquired		66,356,709
Fixed assets acquired		2,488,976
Accrued interest receivable		491,562
Other Assets acquired		2,456,955
Core deposit intangible		2,227,000

		105,385,364

Deposits assumed		89,847,569
Federal Home Loan Bank borrowings assumed		119,657
Securities sold under agreements to repurchase		1,769,612
Other liabilities assumed		604,346

		92,341,184

Net assets acquired		13,044,180

Merger costs		20,934,104

Goodwill		$7,889,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note C - Impact of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows. (See Note D).

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. Adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

Note D - Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of the Company’s available for sale securities portfolio is estimated using Level 1 and Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider quoted prices in active markets for identical assets, for Level 1, and observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors, for Level 2. At June 30, 2008, the carrying value and estimated fair value of securities available for sale using Level 1 inputs was $1.0 million, and the carrying value and estimated value of securities available for sale using Level 2 inputs was $89.1 million

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. The carrying value and estimated fair value of certain loans was $3.3 million at June 30, 2008.

Note E - Stock-based Compensation

At June 30, 2008, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for its fixed stock option plans during the quarters ended June 30, 2008, or June 30, 2007.

Note F - Pension Benefits

The following summarizes the net periodic pension benefit for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	78,146	76,170	156,292	152,340
Expected return on plan assets	(144,229)	(139,948)	(288,458)	(279,896)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net loss	9,302	6,921	18,604	13,842

Net periodic pension benefit	$(56,781)	$(56,857)	$(113,562)	$(113,714)

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

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Bank is regulated by the Office of Thrift Supervision (“OTS”).

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of June 30, 2008, the Company had $447,535 in cash available which it plans to use along with its dividends from the Bank to continue its quarterly payout of $0.13 per share and pay its subordinated debenture interest payments. On July 10, 2008, the Bank paid a dividend in the amount of $1 million to the Company which contributed to a cash balance of $1,397,574 as of July 28, 2008.

Overview:

•	Total assets stood at $837,696,125 at June 30, 2008, compared to $834,229,842 at December 31, 2007.

•	Net loans outstanding increased to $630,950,404 at June 30, 2008 from $626,274,462 at December 31, 2007.

•

The Company’s earnings increased by $686,036 to $2,790,600, or $0.48 per diluted common share, for the six months ended June 30, 2008, from $2,104,564, or $0.48 per diluted common share, for the same period in 2007.

•

The Company’s earnings increased by $326,188 to $1,406,143, or $0.24 per diluted common share, for the quarter ended June 30, 2008, from $1,079,955, or $0.24 per diluted common share, for the same period in 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	During the first six months of 2008, the Bank originated $128,775,872 in loans, compared to $101,624,756 in loans for the six months ended June 30, 2007, an increase of $27,151,116, or 26.72%.

•	The Bank’s loan servicing portfolio increased to $317,057,244 at June 30, 2008, from $301,634,075 at June 30, 2007.

•

The Bank’s interest rate margin increased to 3.35% at June 30, 2008, from 2.96% at June 30, 2007, as the decrease in short-term interest rates enabled the Bank’s liabilities to re-price faster than its assets.

•	The Company announced on July 10, 2008, a quarterly dividend in the amount of $0.13 per share payable on July 31, 2008.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2008, there were no valuation allowances established against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current period interest income.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034, or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used a portion of the proceeds to redeem the balance of securities issued by Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust III was used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034, or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Debentures II and III are included on the Company’s consolidated balance sheet as “Subordinated debentures.”

Interest Rate Swap Agreement

On May 19, 2008, the Company entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust III’s interest rate from a floating rate to a fixed rate basis. The interest rate swap agreement has a notional amount of $10 million maturing

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 17, 2013. Under the swap agreement, the Company is to receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed rate of 6.65%.

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, VT, (“First Brandon”) for approximately $21.2 million in cash and stock. Immediately following the closing of the transaction on June 1, 2007, which carried a final closing price of $20.9 million, First Brandon’s subsidiary bank, First Brandon National Bank, merged with and into the Bank, but operates under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb” (hereinafter referred to as the “First Brandon Division”).

First Community Acquisition

On April 16, 2007, the Company announced that it had entered into a definitive agreement to acquire First Community Bank, Woodstock, VT (“First Community”) for approximately $15.5 million in cash and stock, which further expanded the Company’s banking franchise into the State of Vermont. First Community merged with and into the Bank on October 1, 2007 and carried a final closing cost of $14.6 million. First Community operated 5 branches located in Woodstock, Killington and Rutland, Vermont and had over $83.4 million in assets.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

During the six months ended June 30, 2008, total assets increased by $3,466,283 from $834,229,842 at December 31, 2007 to $837,696,125 at June 30, 2008. Total net loans increased $4,675,942 from $626,274,462 at December 31, 2007 to $630,950,404 at June 30, 2008. During the six months ended June 30, 2008, the Bank originated $128,775,872 in loans, compared to $101,624,756 for the same period in 2007. Total loans sold into the secondary market amounted to $33,990,482 for the six months ended June 30, 2008, compared to $22,331,513 for the same period in 2007. Selling fixed-rate loans into the secondary market helps protect the Bank against interest rate risk and provides the Bank with fee income. At June 30, 2008, the Bank’s mortgage loan servicing portfolio amounted to $317,057,244, compared to $301,634,075 as of June 30, 2007. The Bank expects to continue to sell fixed rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2008, adjustable rate mortgages comprised approximately 78% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

For the six months ended June 30, 2008, securities available-for-sale increased by $2,707,560, to $90,167,563. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $1,178,952 at June 30, 2008, compared to a net unrealized loss (after-tax) of $1,004,376 at December 31, 2007. At June 30, 2008, two investments held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII and Fannie Mae Preferred Stock Series F had unrealized market losses of $720,000 and $445,000, respectively. The unrealized losses are primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other real estate owned (“OREO”) and property acquired in settlement of loans amounted to $330,211 as of June 30, 2008, as compared to $240,802 as of December 31, 2007.

Goodwill and other intangible assets amounted to $30,142,252, or 3.60% of total assets, as of June 30, 2008, as compared to $30,453,773, or 3.65% of total assets, as of December 31, 2007.

During the first six months of 2008, deposits increased by $3,073,617 to $656,045,634 as of June 30, 2008, from $652,972,017 as of December 31, 2007. Non-interest bearing checking accounts increased $1,781,878, or 3.69%, to $50,041,774 as of June 30, 2008, from $48,259,896 as of December 31, 2007. Savings and interest-bearing checking accounts increased $12,853,457, or 4.15%, to $372,274,864 at June 30, 2008, from $357,639,529 at December 31, 2007, as customers transferred the proceeds from maturing time deposits, which decreased $11,561,718, or 3.91%, to $283,770,770 at June 30, 2008, from $295,332,488 at December 31, 2007, into savings and interest-bearing checking accounts.

Securities sold under agreement to repurchase decreased by $3,827,419, or 24.79%, to $11,613,574 during the six months ended June 30, 2008, from $15,440,993 as of December 31, 2007. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had balances of $62,545,837 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of June 30, 2008, a decrease of $841,037 from December 31, 2007.

Other borrowings increased $2,000,000 to $2,157,500 at June 30, 2008, as a result of a loan from PNC Bank to the Company in the amount of $2,000,000 and the paydown of $80,000 on an existing loan during the first six months of 2008.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses, a direct charge to earnings.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”) and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” (“SFAS 118”). In accordance with SFAS 114 and SFAS 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans, or consumer loans.

The allowance for loan losses includes amounts accounted for in accordance with SFAS No. 5 “Accounting for Contingencies.” This portion of the allowance accounts for estimated losses in the loan portfolio even though the particular loans that are uncollectible may not be identifiable. The loan portfolio is stratified by loan type, and loss factors are applied to each type to determine the appropriate amount for the allowance. In determining the loss factors, the Bank considers historical losses, market conditions, and qualitative factors that, in management’s judgment, affect the collectability of the portfolio. The allowance for loan loss also includes an allowance for overdraft losses. This segment of the allowance represents the aggregate negative balance of all deposit accounts that have remained negative for more than 30 consecutive days.

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

The allowance for loan losses at June 30, 2008 was $5,175,139 compared to $5,181,471 at December 31, 2007. The decrease is a result of $294,157 of charge-offs, $110,825 of recoveries, and $177,000 of provisions during the first six months of 2008. Fees for the Bank’s overdraft protection program accounted for 56% of the charge-offs, 87% of the recoveries, and $77,000 of the provisions. At June 30, 2008 the portion of the allowance allocated to overdrafts was $28,897 an amount equal to 128% of the aggregate negative balance of deposits accounts that have remained negative for 30 days or more. In addition to the provision for overdraft losses, the Bank made a $100,000 provision as loss factors were adjusted in response to weaker economic and market conditions, and an increase in loans over 90 days past due. At June 30, 2008 and December 31, 2007, the total allowance for loan loss represented 0.81% and 0.82% of loans, respectively.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Six Months Ended June 30,	For the year ended December 31,
	2008	2007	2006	2005	2004	2003
Balance, beginning of period	$5,181,471	$3,975,122	$4,022,341	$4,019,450	$3,898,650	$3,875,708
Charged-off loans	(294,157)	(402,438)	(467,018)	(123,885)	(14,737)	(86,642)
Recoveries	110,825	182,926	189,788	38,276	60,540	9,588
Balance from acquisitions	—	1,303,361	—	—	—	—
Provision charged to income	177,000	122,500	230,011	88,500	74,997	99,996

Balance, end of period	$5,175,139	$5,181,471	$3,975,122	$4,022,341	$4,019,450	$3,898,650

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of June 30, 2008, there were no other loans not included in the tables below or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $7,737,165 on June 30, 2008 compared to $6,172,310 at December 31, 2007. In addition, the Bank had $330,211 of OREO at June 30, 2008 compared to $240,802 at December 31, 2007. The increase in classified loans is the result of an increase in loans over 90 days past due, which increased by approximately $1.8 million. The increase in OREO is due to an in-substance foreclosure involving one commercial real estate property. The Bank incurred a $36,000 charge against earnings during the second quarter as one OREO property was written down to reflect a reduced market value. Loans over 90 days past due and other non-accrual loans were $6,016,914 at June 30, 2008

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to $4,744,729 at December 31, 2007. Loans 30 to 89 days past due were $4,218,313 at June 30, 2008 compared to $8,291,466 at December 31, 2007. The increase in loans over 90 days past due is primarily attributable to one residential mortgage loan. On-going provisions are anticipated as overdraft charge-offs continue and the Bank seeks to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2008		December 31, 2007
90 day delinquent loans (1)	$2,767	0.33%	$949	0.11%
Non-accrual impaired loans	3,250	0.39%	3,796	0.46%
Other real estate owned	330	0.04%	241	0.03%

Total non-performing loans	$6,347	0.76%	$4,986	0.60%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2008		December 31, 2007
Real estate loans-
Conventional	$3,232	75%	$3,023	77%
Construction	348	3%	501	3%
Collateral and consumer	164	12%	199	12%
Commercial and municipal	1,431	10%	1,413	8%
Impaired Loans	0	0%	45	0%

Total valuation allowance	$5,175	100%	$5,181	100%

Total valuation allowance as percentage of total loans	0.81%		0.82%

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

Comparison of the Operating Results for the Six Months and the Three Months Ended June 30, 2008 and June 30, 2007

Consolidated net income for the six months ended June 30, 2008 was $2,790,600, or $0.48 per share (assuming dilution), compared to $2,104,564, or $0.48 per share (assuming dilution), for the first six months of 2007, an increase of 32.60%. For the second quarter ended June 30, 2008, net income totaled $1,406,143, or $0.24 per share (assuming dilution) compared to $1,079,955, or $0.24 per share (assuming dilution) for the same period in 2007, an increase of 30.20%. The Company’s return on average assets and equity for the six months ended June 30, 2008 were 0.65% and 7.43%, respectively, compared to 0.63% and 9.26%, respectively, for the same period in 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The $686,036 increase in net income for the six months ended June 30, 2008 reflects an increase of $3,284,282 in net interest and dividend income, due to additional net interest income realized from the acquisition of First Brandon National Bank and First Community Bank which were merged into the Bank on June 1, 2007 and October 1, 2007, respectively. This increase in net interest income was partially offset by the additional operating expenses associated with the acquired branches. Noninterest expenses for the six months ended June 30, 2008, were $11,882,562 compared to $9,005,571 for the same period in 2007, an increase of $2,876,991, or 31.95%. An increase in noninterest income for the six months ended June 30, 2008, in the amount of $882,055 reflects increases in customer service fees, gains on sales of loans, and additional bank-owned life insurance (“BOLI”) income in the amounts of $509,997, $199,326 and $199,720, respectively, compared to the same period in 2007.

The $326,188 increase in net income for the quarter ended June 30, 2008 reflects an increase of $1,491,602 in net interest and dividend income which was partially offset by an increase in noninterest expense in the amount of $1,180,052. Included in the results of the quarter ended June 30, 2008 is three months of operations from the First Brandon Division and First Community Bank. The three months ended June 30, 2007 include one month of operations from the First Brandon Division. Decreases in the Bank’s cost of funds, as higher-yielding time deposits repriced, increased the Bank’s interest rate margin to 3.35% at June 30, 2008, from 2.96% at June 30, 2007.

Net interest and dividend income increased $3,284,282, or 36.43%, to $12,299,014 for the six months period ended June 30, 2008, as compared to $9,014,732 for the same period in 2007. For the quarter ended June 30, 2008, net interest and dividend income increased $1,491,602, or 31.85%, to $6,175,221, as compared to $4,683,619 for the same period in 2007. The Bank’s interest rate margin increased to 3.35% at June 30, 2008, as compared to 2.96% as of June 30, 2007. Net interest and dividend income for the three and six months ended June 30, 2008, included the net interest and dividend income from the acquisition of First Brandon and First Community compared to the same periods in 2007 which included one month of net interest and dividend income from First Brandon. Total loan production for the six months ended June 30, 2008 was $128,775,872, compared to $101,624,756 for the same period ended June 30, 2007.

Total interest and dividend income for the six months ended June 30, 2008 increased by $3,589,675, or 19.96%, to $21,574,271 from $17,984,596 for the same period in 2007. For the three months ended June 30, 2008, total interest and dividend income increased by $1,332,513, or 14.52%, to $10,506,475 from $9,173,962 for the same period in 2007. Interest and fees on loans increased $3,744,398, or 24.41%, and $1,391,947, or 17.61%, for the six and three month periods, respectively, due to the increase in the Bank’s loan portfolio resulting from the acquisitions of First Brandon and First Community as well as improving margins.

For the six months ended June 30, 2008, interest and dividends on investment securities decreased $154,723, or 5.85%, to $2,490,486 from $2,645,209 for the same period in 2007. For the quarter ended June 30, 2008, interest and dividends on investment securities decreased $59,434, or 4.68%, to $1,210,679 as of June 30, 2008, from $1,270,113 for the same period in 2007.

Total interest expense increased by $305,393, or 3.40%, to $9,275,257 for the six months ended June 30, 2008 from $8,969,864 for the same period in 2007. For the three months ended June 30, 2008, total interest expense decreased $159,089, or 3.54%, to $4,331,254 from $4,490,343 for the same period in 2007. For the six months and three months ended June 30, 2008, interest on deposits increased $1,988,983, or 37.24%, and $710,565, or 26.05%, respectively. The increases were attributable to the acquired accounts from First Brandon and First Community as well as declining cost of funds.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on advances and other borrowed money decreased $1,683,590, or 46.39%, for the six months ended June 30, 2008 to $1,945,933 from $3,629,523 for the six months ended June 30, 2007. Interest on advances and other borrowed money decreased by $869,654, or 49.34%, to $892,907 for the quarter ended June 30, 2008, compared to $1,762,561 for the same period in 2007. Savings were recognized from reduced costs on advances during the six months ended June 30, 2008, as well as a $37.6 million decrease in the advance portfolio as compared to the same period in 2007.

The allowance for loan losses was $5,175,139 at June 30, 2008, compared to $4,530,185 on June 30, 2007. The allowance for loan losses represented 0.81% of total loans at June 30, 2008, up from 0.79% at June 30, 2007. During the first six months of 2008, provisions of $77,000 were made to the allowance for the overdraft program compared to provisions of $45,000 for the overdraft program during the same period in 2007. During the three and six months ended June 30, 2008, provisions of $100,000 were made to the general loan loss allowance; no additional allowance was made during the same period in 2007. Net charge-offs, including activity associated with the overdraft program, were $183,332 in the first six months of 2008, as compared to net charge-offs of $69,241 during the first six months of 2007.

For the three months ended June 30, 2008, loan charge-offs, including the charge-offs and recoveries associated with the overdraft program, were $110,030 and recoveries were $61,788 resulting in net charge-offs of $48,242. That compares to charge-offs, recoveries, and net charge-offs of $106,062, $25,229, and $80,833, respectively for the same three-month period in 2007.

For the six months ended June 30, 2008, total noninterest income increased by $882,055, or 27.86%, to $4,047,691 from $3,165,636 for the same period in 2007. The increase in noninterest income for the six-month period ended June 30, 2008 was the result of a $509,997, or 23.70%, increase in customer service fees due to increased customer accounts and associated increases in overdraft fees. In addition, the increased volume of loans sold into the secondary market during the six months ended June 30, 2008 resulted in an increase in net gain on sales of loans in the amount of $199,326, or 51.65%, compared to same period in 2007. Income from the Bank’s equity interest in Charter Holding Corp. increased by $23,999 to $120,937 for the six months ended June 30, 2008 from $96,938 for the six months ended June 30, 2007. Brokerage service income decreased in the amount of $13,135 to $56,785 for the six months ended June 30, 2008 compared to the same period in 2007. BOLI income increased $199,720 to $207,607 for the six months ended June 30, 2008, from $7,887 for the same period in 2007, due to the purchase by the Bank of a $5 million BOLI policy and the assumption of BOLI policies of approximately $4 million from the two acquired banks.

For the three months ended June 30, 2008, total noninterest income increased by $349,245, or 21.35%, from $1,635,487 in 2007, to $1,984,732 for the same period in 2008. The increase in noninterest income for the quarter ended June 30, 2008 was the result of an increase in the amount of $219,409, or 18.69%, in customer service fees. BOLI income increased $92,430 to $100,317 for the three months ended June 30, 2008, from $7,887 for the same period in 2007, due to the purchase of a $5 million BOLI policy and the assumption of BOLI policies in the amount of approximately $4 million from the two acquired banks.

For the six months ended June 30, 2008, total noninterest expenses increased $2,876,991, or 31.95%, from $9,005,571 as of June 30, 2007, to $11,882,562 as of June 30, 2008. For the three months ended June 30, 2008, total noninterest expenses increased by $1,180,052, or 25.21%, from $4,681,258 as of June 30, 2007, to $5,861,310 as of June 30, 2008. Included in the noninterest expenses increases for both the six and three months ended June 30, 2008 is the additional operational expenses incurred as a results of the acquisitions of First Brandon and First Community.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six-month period ended June 30, 2008:

•

Salaries and employee benefits increased by $1,305,988, or 28.02%, to $5,967,194 for the six months ended June 30, 2008 from $4,661,206 for the six months ended June 30, 2007. Gross salaries and benefits paid increased $1,446,274, or 28.63%, from $5,051,765 at June 30, 2007 to $6,498,039 at June 30, 2008. The increase in salaries and benefits resulted from the Company’s acquisition of the two banks during 2007 which increased the total of full-time equivalent employees from approximately 170 to approximately 250. The deferral of expenses associated with the origination of mortgage loans increased $140,286, or 35.92%, from $390,559 for the six months ended June 30, 2007 to $530,845 for the six months ended June 30, 2008.

•

Occupancy expenses increased by $494,717, or 31.88%, from $1,551,790 for the six months ended June 30, 2007 to $2,046,507 for the six months ended June 30, 2008, due to the additional branch offices from the First Brandon and First Community acquisitions.

•	Advertising and promotion increased by $35,657, or 21.05%, from $169,395 for the six months ended June 30, 2007 to $205,052 for the six months ended June 30, 2008.

•

Outside services increased by $199,400, or 57.64%, from $345,970 for the six months ended June 30, 2007 to $545,370 for the six months ended June 30, 2008. Included in this amount are expenses associated with implementing image exchange for check processing and clearing as well as increased check clearing volume costs associated with the two bank acquisitions.

•

Professional services increased by $90,920, or 32.32%, from $281,293 for the six months ended June 30, 2007 to $372,213 for the six months ended June 30, 2008. Included in this amount are expenses associated with consulting fees related to the acquisitions.

•

ATM processing fees increased by $58,795, or 25.18%, from $233,532 for the six months ended June 30, 2007 to $292,327 for the six months ended June 30, 2008, due to continuing, increased volume of transactions. Increased revenues from ATM transactions offset this increase.

•

Supplies increased by $85,124, or 50.01%, to $255,329 for the six months ended June 30, 2008, compared to $170,205 for the six months ended June 30, 2007. Expenses associated with the addition of the acquired branch offices accounted for the increase

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased slightly in the amount of $2,999, or 3.99%, from $75,256 for the six months ended June 30, 2007 to $72,257 for the six months ended June 30, 2008.

•

Other expenses increased by $601,325, or 40.41%, from $1,488,125 for the six months ended June 30, 2007 to $2,089,450 for the six months ended June 30, 2008. Included in other expenses for the six months ended June 30, 2008, are costs in the amount of $311,521 covering the amortization of the Bank’s core deposit intangible associated with the acquisitions, and general increases due to the operation of the additional acquired branch offices.

For the three-month period ended June 30, 2008:

•

Salaries and employee benefits increased by $519,084, or 21.45%, compared to the three months ended June 30, 2007. Gross salaries and benefits paid increased $605,223, or 22.87%, from $2,646,392 for the three months ended June 30, 2007 to $3,251,615 for the three months ended

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2008. The increase in salaries and benefits resulted from the Company’s acquisition of the two banks during 2007 which increased the total of full-time equivalent employees from approximately 170 to approximately 250.

•

Occupancy expense increased by $177,215, or 21.85%, to $988,237 for the three months ended June 30, 2008 from $811,022 for the three months ended June 30, 2007, due to the addition of the branch offices acquired from the two bank acquisitions.

•	Advertising and promotion increased by $29,401, or 32.47%, to $119,955 for the three months ended June 30, 2008 compared to the same period in 2007.

•

Outside services increased by $122,439, or 71.43%, to $293,851 for the three months ended June 30, 2008, compared to $171,412 for the three months ended June 30, 2007. Included in this amount are expenses associated with implementing image exchange for check processing and check clearing as well as increased clearing volume costs associated with the two bank acquisitions.

•

Professional services increased by $56,210, or 39.85%, to $197,280 for the three months ended June 30, 2008 compared to $141,070 for the three months ended June 30, 2007. Included in this amount are expenses associated with consulting fees related to the acquisitions.

•

ATM processing fees increased by $27,509, or 22.22%, to $151,333 for the three months ended June 30, 2008 compared to $123,824 for the three months ended June 30, 2007. Expenses associated with the increase are related to increase of transaction volume from the acquired branch offices.

•

Supplies increased by $27,806, or 33.39%, to $111,075 for the three months ended June 30, 2008 compared to $83,269 for the three months ended June 30, 2007. Expenses associated with the addition of the acquired branch offices accounted for the increase.

•	Amortization of mortgage servicing rights in excess of mortgage servicing income for the three months ended June 30, 2008 decreased $11,624, or 27.71% due to an increase in mortgage servicing revenue.

•

Other expenses increased by $228,336, or 29.13%, to $1,012,144 for the three months ended June 30, 2008 compared to $783,808 for the three months ended June 30, 2007. Included in other expenses for the three months ended June 30, 2008, are costs in the amount of $153,885 covering the amortization of the Bank’s core deposit intangible associated with the acquisitions, and general increases due to the operation of the additional acquired branch offices.

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

The Bank’s one-year cumulative gap at June 30, 2008, was positive 2.46%, compared to the December 31, 2007 gap of negative 20.99%. The Bank continues to hold in portfolio many adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. In an effort to control the Bank’s gap position, the Bank may utilize the FHLBB advance program to manage the repricing of a segment of liabilities.

As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank’s net portfolio value (NPV) over a range of interest rate scenarios. The OTS produces the data quarterly using its own model and data submitted by the Bank.

NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of the Bank’s interest-sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Bank’s net interest income and will likely differ from actual results.

The following table sets forth the Bank’s NPV as of March 31, 2008 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	167,934	- 23,737	- 12%	20.83%	- 230 bp
+200 bp	178,137	- 13,534	- 7%	21.83%	- 130 bp
+100 bp	186,068	- 5,604	- 3%	22.60%	- 53 bp
+ 50 bp	189,020	- 2,651	- 1%	22.88%	- 25 bp
0 bp	191,671	—	—	23.13%	—
- 50 bp	193,879	2,208	+ 1%	23.33%	+ 20 bp
- 100 bp	195,882	4,211	+ 2%	23.52%	+ 39 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At June 30 2008, the Bank had approximately $170,000,000 in additional borrowing capacity from the FHLBB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30 2008, the Company’s shareholders’ equity totaled $73,996,744, or 8.83% of total assets, compared to $72,667,323, or 8.71% of total assets at December 31, 2007. The Company’s Tier I core capital was 8.05% at June 30, 2008 compared to 7.84% at December 31, 2007. The increase in shareholders’ equity in the amount of $1,329,421 reflects net income of $2,790,600, the payment of $1,493,639 in common stock dividends, proceeds of $267,990 from the exercise of stock options, payments in the amount of $60,954 to acquire treasury stock, and an increase in the amount of $174,576 in accumulated other comprehensive loss.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of June 30, 2008, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and average equity: three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of July 28, 2008, the Company had $1,397,574 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, pay the interest on its capital securities, and from time to time repurchase shares of the Company stock. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

For the six months ended June 30, 2008, net cash provided by operating activities amounted to $7,462,300 compared to net cash provided by operating activities of $2,192,252 for the same period in 2007, an increase of $5,270,048. Increases in net income in the amount of $686,036, accrued expense and other liabilities in the amount of $3,543,672, and a decrease loans held for-sale in the amount of $1,206,075 contributed to the decrease.

Net cash used by investing activities amounted to $8,357,965 for the six months ended June 30, 2008, compared to net cash provided by investing activities of $11,384,930 for the same period in 2007, a change of $19,742,895. Net change in proceeds from loan originations and principal collections in the amount of $4,820,360 contributed to the change in cash provided by investing activities. The Bank elected to reinvest proceeds from maturities of investments to provide eligible collateral for Bank customers.

For the six months ended June 30, 2008, net cash flows used in financing activities amounted to $1,102,107 compared to net cash used in financing activities of $22,008,825 for the same period in 2007, a change of $20,906,718. During the six months ended June 30, 2007, the Bank paid off advances from the FHLBB in the amount of $20,000,000 as compared to no pay-downs during the same period in 2008.

The Bank expects to be able to fund loan demand and other investing activities during 2008 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At June 30, 2008, the Bank had approximately $50,000,000 in loan commitments. Of these commitments, approximately $10,000,000 were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2008, the Bank’s ratios were 8.05%, 8.05%, and 11.11%, respectively, well in excess of the regulators’ requirements.

Book value per share outstanding was $12.87 at June 30, 2008 versus $12.21 per share outstanding at June 30, 2007.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2008 through April 30, 2008 (1)	—	—	—	148,088
May 1, 2008 through May 31, 2008	—	—	—	148,088
June 1, 2008 through June 30, 2008	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

The Company’s annual meeting of shareholders was held on May 8, 2008 (the “Meeting”). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal in whole shares are as follows:

1. Election of two directors of the Company:

Nominee	For	Withheld	Broker Non-Votes
Leonard R. Cashman	4,734,628	56,004	—
Stephen W. Ensign	4,688,764	101,868	—
Michael T. Putziger	4,735,380	55,252	—

The following directors’ terms continued after the meeting: William C. Horn, Peter R. Lovely, Jack H. Nelson, Peter D. Terwilliger, Stephen R. Theroux, and Joseph B. Willey.

2. Ratification of the appointment of Shatswell, MacLeod & Co., P.C. as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
4,736,873	45,751	8,008	—

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004.)

3.2.3	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 1, 2007).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

10.14	Form of Executive Salary Continuation Agreement among the Company, the Bank and certain officers (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on February 21, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 14, 2008	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer

Date: August 14, 2008	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)