Form 10-Q
period 2008-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2008-11-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 11, 2008, was 5,749,051.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$16,759,450	$22,530,541
Federal Home Loan Bank overnight deposits	6,672,000	11,524,000

Cash and cash equivalents	23,431,450	34,054,541
Securities available-for-sale	86,891,722	87,460,003
Federal Home Loan Bank stock	4,285,600	7,532,700
Loans held-for-sale	652,000	2,507,880
Loans receivable, net	637,794,843	626,274,462
Accrued interest receivable	2,798,510	2,853,558
Premises and equipment, net	17,505,779	17,654,863
Investments in real estate	3,445,569	3,512,126
Goodwill and other intangible assets	29,995,870	30,453,773
Investment in partially owned Charter Holding Corp., at equity	3,344,777	3,152,232
Bank owned life insurance	9,460,321	9,141,849
Other assets	9,597,584	9,631,855

Total assets	$829,204,025	$834,229,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$51,615,006	$48,259,896
Savings and interest-bearing checking accounts	303,758,868	309,379,633
Time deposits	288,708,796	295,332,488

Total deposits	644,082,670	652,972,017
Securities sold under agreements to repurchase	12,878,200	15,440,993
Federal Home Loan Bank advances	62,432,246	63,386,874
Other borrowed funds	2,157,500	237,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	13,087,693	8,905,135

Total liabilities	755,258,309	761,562,519

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, no shares issued or outstanding		—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,208,051 issued and 5,747,772 shares outstanding at September 30, 2008, and 6,182,051 shares issued and 5,726,772 shares outstanding at December 31, 2007	62,081	61,821
Paid-in capital	45,748,685	45,480,955
Retained earnings	37,637,737	35,982,392
Accumulated other comprehensive loss	(2,352,064)	(1,768,076)
Treasury Stock, 460,279 shares at September 30, 2008 and 455,279 shares as of December 31, 2007	(7,150,723)	(7,089,769)

Total shareholders' equity	73,945,716	72,667,323

Total liabilities and shareholders' equity	$829,204,025	$834,229,842

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2008 and 2007

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Interest and fees on loans	$9,233,472	$8,911,132	$28,317,257	$24,250,519
Interest on debt investments:
Taxable	1,140,381	1,086,090	3,231,623	3,163,754
Dividends	68,879	137,662	277,112	401,387
Other	69,255	175,079	260,266	478,899

Total interest and dividend income	10,511,987	10,309,963	32,086,258	28,294,559

Interest expense
Interest on deposits	2,967,291	3,448,374	10,296,615	8,788,715
Interest on advances and other borrowed money	934,330	1,514,181	2,880,263	5,143,704

Total interest expense	3,901,621	4,962,555	13,176,878	13,932,419

Net interest and dividend income	6,610,366	5,347,408	18,909,380	14,362,140

Provision for loan losses	183,600	60,000	360,600	105,000

Net interest and dividend income after provision for loan losses	6,426,766	5,287,408	18,548,780	14,257,140

Noninterest income
Customer service fees	1,480,858	1,277,233	4,142,340	3,428,718
Income on other investments	—	1,432	—	144,171
Net gain on sales of loans	146,802	236,739	732,013	622,624
Net loss on sales and disposals of securities, fixed assets, and other real estate and property owned	(868,863)	—	(785,131)	—
Rental income	166,315	157,921	498,251	468,703
Income from equity interest in Charter Holding Corp.	71,608	61,783	192,545	158,721
Brokerage service income	22,828	33,964	79,614	103,884
Bank-owned life insurance income	83,364	—	290,971	7,887

Total noninterest income	1,102,912	1,769,072	5,150,603	4,934,708

Noninterest expenses
Salaries and employee benefits	3,051,297	2,531,430	9,018,491	7,192,636
Occupancy expenses	954,600	876,859	3,001,107	2,428,649
Advertising and promotion	161,718	101,002	366,770	270,397
Depositors' insurance	27,074	16,036	63,937	44,835
Outside services	213,886	196,545	759,256	542,515
Professional services	214,258	128,088	586,471	409,381
ATM processing fees	145,833	138,304	438,160	371,836
Supplies	99,204	130,155	354,533	300,360
Amortization of mortgage servicing rights in excess of mortgage servicing income	(7,511)	43,060	64,746	118,316
Amortization of core deposit intangible	146,381	101,228	457,903	134,969
Other expenses	834,190	843,993	2,612,118	2,298,377

Total noninterest expenses	5,840,930	5,106,700	17,723,492	14,112,271

Income before provision for income taxes	1,688,748	1,949,780	5,975,891	5,079,577

Provision for income taxes	583,152	656,953	2,079,695	1,682,186

Net income	$1,105,596	$1,292,827	$3,896,196	$3,397,391

Comprehensive net income	$1,515,007	$1,869,604	$3,440,385	$3,789,971

Earnings per common share, basic	$0.19	$0.26	$0.68	$0.75

Number of Shares, basic	5,747,772	5,029,579	5,745,051	4,545,794
Earnings per common share, assuming dilution	$0.19	$0.25	$0.67	$0.73

Number of Shares, assuming dilution	5,747,792	5,105,898	5,797,210	4,633,188
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,896,196	$3,397,391
Depreciation and amortization	1,078,342	1,201,009
Amortization of securities, net	3,431	61,930
Amortization of fair value adjustments, net (loans, deposits and borrowings)	295,527	—
Net decrease in mortgage servicing rights	152,202	181,497
Net decrease in loans held-for-sale	1,855,880	769,125
Provision for loan losses	360,600	105,000
Amortization of core deposit intangible	457,903	134,969
Loss on sale of other real estate owned	55,911	—
Disposals of premises and equipment	2,680	—
Loss on sales and disposals of premises and equipment	10,836	—
Increase in accrued interest receivable and other assets	(161,647)	(3,494,970)
Increase in cash surrender value of life insurance	(318,473)	—
Income from equity interest in Charter Holding Corp.	(192,545)	(158,721)
Change in deferred loan origination fees and cost, net	(105,914)	129,888
Increase in accrued expenses and other liabilities	3,228,876	2,301,437

Net cash provided by operating activities	10,619,805	4,628,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(889,537)	(1,797,984)
Proceeds from maturities of securities available-for-sale	35,387,464	24,033,218
Writedowns of available-for-sale securities	824,000	—
Purchases of available-for-sale securities	(35,299,956)	(3,740,467)
Redemptions of Federal Home Loan Bank stock	3,247,100	759,500
Redemption of Federal Reserve Bank stock	—	12,000
Proceeds from sales of premises and equipment	13,320	—
Loan originations and principal collections, net	(12,057,319)	(11,846,324)
Proceeds from sale of other real estate owned	259,360	—
Cash and cash equivalents acquired from First Brandon Financial Corporation, net of expenses paid of $953,586	—	12,705,324
Cash paid for First Brandon Financial Corporation acquisition	—	(4,399,768)

Net cash (used in) provided by investing activities	(8,515,568)	15,725,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(9,074,598)	24,173,661
Net (decrease) increase in securities sold under agreements to repurchase	(2,562,793)	1,423,327
Net decrease in advances from Federal Home Loan Bank	(976,122)	(45,015,308)
Proceeds from other borrowed funds	1,920,000	—
Dividends paid	(2,240,851)	(1,729,907)
Payments to acquire treasury stock	(60,954)	(5,079,060)
Proceeds from exercise of stock options	267,990	663,004

Net cash used in financing activities	(12,727,328)	(25,564,283)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,623,091)	(5,210,229)
CASH AND CASH EQUIVALENTS, beginning of period	34,054,541	34,946,780

CASH AND CASH EQUIVALENTS, end of period	$23,431,450	$29,736,551

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30, 2008	September 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$10,686,344	$8,669,495
Interest on advances and other borrowed money	3,069,531	5,357,400

Total interest paid	$13,755,875	$14,026,895

Income taxes, net	$1,871,314	$1,933,558

Loans transferred to other real estate owned	$193,469	$—

First Brandon Financial Corporation merger:

Cash and cash equivalents acquired		$13,658,910
Available-for-sale securities		17,309,352
Federal Home Loan Bank stock		383,900
Federal Reserve Bank stock		12,000
Net loans acquired		66,356,709
Fixed assets acquired		2,488,976
Accrued interest receivable		491,562
Other Assets acquired		2,456,955
Core deposit intangible		2,227,000

		105,385,364

Deposits assumed		89,847,569
Federal Home Loan Bank borrowings assumed		119,657
Securities sold under agreements to repurchase		1,769,612
Other liabilities assumed		604,346

		92,341,184

Net assets acquired		13,044,180
Merger costs		20,934,104

Goodwill		$7,889,924

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note D - Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available-for-Sale. The fair value of the Company’s available-for-sale securities portfolio is estimated using Level 1 and Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider quoted prices in active markets for identical assets, for Level 1, and observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other factors, for Level 2. At September 30, 2008, the carrying value and estimated fair value of securities available-for-sale using Level 1 inputs was $1.0 million, and the carrying value and estimated value of securities available-for-sale using Level 2 inputs was $85.9 million

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. The carrying value and estimated fair value of certain loans was $3.1 million at September 30, 2008.

Note E - Stock-based Compensation

At September 30, 2008, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for its fixed stock option plans during the quarters ended September 30, 2008, or September 30, 2007.

Note F - Pension Benefits

The following summarizes the net periodic pension benefit for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	78,146	76,170	234,438	228,510
Expected return on plan assets	(144,229)	(139,948)	(432,687)	(419,844)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net loss	9,302	6,921	27,906	20,763

Net periodic pension benefit	$(56,781)	$(56,857)	$(170,343)	$(170,571)

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gain on sales of loans originated for sale, retail banking service fees, gain on the sale of investment securities, and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of September 30, 2008, the Company had $256,490 in cash available which it plans to use along with its dividends from the Bank to continue its quarterly shareholder dividend of $0.13 per share and pay its subordinated debenture interest payments. On October 9, 2008, the Bank paid a dividend in the amount of $1.6 million to the Company which contributed to a cash balance of $1,866,260 as of October 24, 2008.

Overview:

•	Total assets stood at $829,204,025 at September 30, 2008, compared to $834,229,842 at December 31, 2007.

•	Net loans outstanding increased to $637,794,843 at September 30, 2008 from $626,274,462 at December 31, 2007.

•

The Company’s earnings increased $498,805 to $3,896,196, or $0.67 per diluted common share, for the nine months ended September 30, 2008, from $3,397,391, or $0.73 per diluted common share, for the same period in 2007.

•

The Company’s earnings decreased $187,231 to $1,105,596 or $0.19 per diluted common share, for the quarter ended September 30, 2008, from $1,292,827, or $0.25 per diluted common share, for the same period in 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	During the first nine months of 2008, the Bank originated $192,717,386 in loans, compared to $149,542,811 in loans for the nine months ended September 30, 2007, an increase of $43,174,575, or 28.87%.

•	The Bank’s loan servicing portfolio increased to $314,299,502 at September 30, 2008, from $303,177,854 at September 30, 2007.

•

The Bank’s interest rate margin increased to 3.42% at September 30, 2008, from 3.02% at September 30, 2007, as a decrease in short-term interest rates enabled the Bank to reprice its maturing liabilities faster than repricing assets.

•	On October 9, 2008, the Company announced a quarterly shareholder dividend in the amount of $0.13 per share payable on October 31, 2008.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2008, there were no valuation allowances established against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. Interest on non-accruing loans is recognized as payments are received when the ultimate collectability of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current period interest income.

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

Capital Securities II accrue and pay distributions quarterly at an annual rate of 6.06% for the first five years of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that the Trust has funds necessary to make these payments.

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

Interest Rate Swap Agreement

On May 19, 2008, the Company entered into an interest rate swap agreement with PNC Bank, effective on September 17, 2008. The interest rate agreement converts Trust III’s interest rate from a floating rate to a fixed rate basis. The interest rate swap agreement has a notional amount of $10 million

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturing September 17, 2013. Under the swap agreement, the Company is to receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed rate of 6.65%.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

During the nine months ended September 30, 2008, total assets decreased $5,025,817 from $834,229,842 at December 31, 2007 to $829,204,025 at September 30, 2008. Total net loans increased $11,520,381 from $626,274,462 at December 31, 2007 to $637,794,843 at September 30, 2008. During the nine months ended September 30, 2008, the Bank originated $192,717,386 in loans, compared to $149,542,811 for the same period in 2007, due in part to market conditions and a broadened footprint from the First Brandon and First Community acquisitions. Total loans sold into the secondary market amounted to $39,655,183 for the nine months ended September 30, 2008, compared to $36,463,380 for the same period in 2007. Selling fixed-rate loans into the secondary market helps protect the Bank against interest rate fluctuations and provides the Bank with fee income. At September 30, 2008, the Bank’s mortgage loan servicing portfolio amounted to $314,299,502, compared to $303,177,854 as of September 30, 2007. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2008, adjustable-rate mortgages comprised approximately 78% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior years.

For the nine months ended September 30, 2008, securities available-for-sale decreased by $568,281, to $86,891,722. The Bank’s net unrealized loss (after-tax) on its investment portfolio amounted to $1,588,363 at September 30, 2008, compared to a net unrealized loss (after-tax) of $1,004,376 at December 31, 2007. At September 30, 2008, one investment held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII had an unrealized market loss of $1,344,000. The unrealized loss is primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other real estate owned (“OREO”) and property acquired in settlement of loans amounted to $219,000 as of September 30, 2008, as compared to $240,802 as of December 31, 2007.

Goodwill and other intangible assets amounted to $29,995,870, or 3.62% of total assets, as of September 30, 2008, as compared to $30,453,773, or 3.65% of total assets, as of December 31, 2007 due to normal amortization of core deposit intangible assets.

During the first nine months of 2008, deposits decreased $8,889,347 to $644,082,670 as of September 30, 2008, from $652,972,017 as of December 31, 2007. Non-interest bearing checking accounts increased $3,355,110, or 6.95%, to $51,615,006 as of September 30, 2008, from $48,259,896 as of December 31, 2007. Savings and interest-bearing checking accounts decreased $5,620,765, or 1.82%, to $303,758,868 at September 30, 2008, from $309,379,633 at December 31, 2007. Time deposits decreased $6,623,692, or 2.24%, to $288,708,796 at September 30, 2008, from $295,332,488 at December 31, 2007, as maturing time deposits were transferred into savings and interest-bearing checking accounts.

Securities sold under agreement to repurchase decreased $2,562,793, or 16.60%, to $12,878,200 during the nine months ended September 30, 2008, from $15,440,993 as of December 31, 2007. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank had balances of $62,432,246 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of September 30, 2008, a decrease of $954,628 from December 31, 2007.

Other borrowings increased $1,920,000 to $2,157,500 during the first nine months of 2008 as a result of a loan for general corporate purposes from PNC Bank to the Company in the amount of $2,000,000 and the paydown of $80,000 on an existing loan.

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

The allowance for loan losses includes amounts accounted for in accordance with SFAS No. 5 “Accounting for Contingencies.” This portion of the allowance accounts for estimated losses in the loan portfolio even though the particular loans that are uncollectible may not be identifiable. The loan portfolio is stratified by loan type, and loss factors are applied to each type to determine the appropriate amount for the allowance. In determining the loss factors, the Bank considers historical losses, market conditions, and qualitative factors that, in management’s judgment, affect the collectability of the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portfolio. The allowance for loan loss also includes an allowance for overdraft losses. This segment of the allowance considers the aggregate negative balance of all deposit accounts that have remained negative for more than 30 consecutive days.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audits, and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at September 30, 2008 was $5,077,447 compared to $5,181,471 at December 31, 2007. The decrease is a result of $622,184 of charge-offs, $157,560 of recoveries, and $360,600 of provisions during the first nine months of 2008. The fee for service overdraft program accounted for 44% of the charge-offs, 89% of the recoveries, and 42% of the provisions. At September 30, 2008, the portion of the allowance allocated to overdrafts was $35,547, an amount equal to 113% of the aggregate negative balance of deposits accounts that have remained overdrawn for 30 days or more. In addition to the provision for overdraft losses, the Bank made provisions of $210,000 as loss factors were adjusted in response to weaker economic and market conditions, the increase in loans over 90 days past due, and loan charge-offs in 2008. At September 30, 2008 and December 31, 2007, the total allowance for loan losses represented 0.80% and 0.83% of net loans receivable, respectively.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the Nine Months Ended Sept. 30, 2008	For the year ended December 31,
		2007	2006	2005	2004	2003
Balance, beginning of period	$5,181,471	$3,975,122	4,022,341	$4,019,450	$3,898,650	$3,875,708
Charged-off loans	(622,184)	(402,438)	(467,018)	(123,885)	(14,737)	(86,642)
Recoveries	157,560	182,926	189,788	38,276	60,540	9,588
Balance from acquisition	—	1,303,361	—	—	—	—
Provision charged to income	360,600	122,500	230,011	88,500	74,997	99,996

Balance, end of period	$5,077,447	$5,181,471	$3,975,122	$4,022,341	$4,019,450	$3,898,650

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties, which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. As of September 30, 2008, there were no other loans not included in the tables on page 14 or discussed where known information about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms, or to repay the loan through liquidation of collateral, which may result in disclosure of such loans in the future.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $8,494,819 on September 30, 2008 compared to $6,172,310 at December 31, 2007. In addition, the Bank had $219,000 of OREO at September 30, 2008 compared to $240,802 at December 31, 2007. The increase in classified loans is the result of an increase in loans over 90 days past due as well as internal classification changes on some loans. The decrease in OREO is due to valuation adjustments as $53,741 was charged against 2008 earnings to reduce the book value of OREO, in response to market conditions resulting in a reduction of list prices. Loans over 90 days past due and other non-accrual loans were $6,745,178 at September 30, 2008 compared to $4,744,729 at December 31, 2007. Loans 30 to 89 days past due were $6,736,431 at September 30, 2008 compared to $8,291,466 at December 31, 2007. The increase in loans over 90 days past due is primarily attributable to

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

one residential mortgage loan. No loss is expected on that loan. On-going provisions are anticipated as overdraft charge-offs continue, and the Bank seeks to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining overdrawn for 30 days or more. Additional provisions may be made if weaker economic conditions have an adverse impact on borrowers’ repayment ability and past due loan balances continue to trend upward.

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	September 30, 2008		December 31, 2007
90-day delinquent loans (1)	$3,604	0.43%	$949	0.11%
Non-accrual impaired loans	3,141	0.38%	3,796	0.46%
Other real estate owned	219	0.03%	241	0.03%

Total non-performing loans	$6,964	0.84%	$4,986	0.60%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2008		December 31, 2007
Real estate loans-
Conventional	$3,271	83%	$3,023	77%
Construction	237	5%	501	3%
Collateral and consumer	155	3%	199	12%
Commercial and municipal	1,414	9%	1,413	8%
Impaired Loans	0	0%	45	0%

Total valuation allowance	$5,077	100%	$5,181	100%

Total valuation allowance as percentage of total loans	0.80%		0.83%

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

Comparison of the Operating Results for the Nine Months and the Three Months Ended September 30, 2008 and September 30, 2007

Consolidated net income for the nine months ended September 30, 2008 was $3,896,196, or $0.67 per share (assuming dilution), compared to $3,397,391, or $0.73 per share (assuming dilution), for the first nine months of 2007, an increase of 14.68%. For the third quarter ended September 30, 2008, net income totaled $1,105,596, or $0.19 per share (assuming dilution) compared to $1,292,827, or $0.25 per share (assuming dilution) for the same period in 2007, a decrease of 14.48%. The Company’s return on average assets and equity for the nine months ended September 30, 2008 were 0.61% and 6.89%, respectively, compared to 0.65% and 9.15%, respectively, for the same period in 2007.

The $498,805 increase in net income for the nine months ended September 30, 2008 reflects an increase of $4,547,240 in net interest and dividend income, due primarily to additional net interest income

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realized from the acquisition of First Brandon and First Community which were merged into the Bank on June 1, 2007 and October 1, 2007, respectively. This increase in net interest income was partially offset by the additional operating expenses associated with the acquired branches. Noninterest expenses for the nine months ended September 30, 2008, were $17,723,492 compared to $14,112,271 for the same period in 2007, an increase of $3,611,221, or 25.59%. An increase in noninterest income in the amount of $215,895 for the nine months ended September 30, 2008 reflects increases in customer service fees, gain on sales of loans, and bank-owned life insurance (“BOLI”) income in the amounts of $713,622, $109,389 and $283,084, respectively, compared to the same period in 2007. The U.S. Treasury’s actions during the quarter ending September 30, 2008 resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F, as previously noticed to and filed with the Securities and Exchange Commission (Form 8-K dated October 1, 2008). As a result, the net change in noninterest income also includes the non-cash charge of $824,000 due to the other-than-temporary impairment of Fannie Mae Preferred stock.

The $187,231 decrease in net income for the quarter ended September 30, 2008 reflects an increase of $1,262,958 in net interest and dividend income which was partially offset by an increase in noninterest expenses in the amount of $734,230. Included in the results of the quarter ended September 30, 2008 is three months of operations from both First Brandon and First Community, while the three months ended September 30, 2007 include three month of operations from only First Brandon.

Net interest and dividend income increased $4,547,240, or 31.66%, to $18,909,380 for the nine months ended September 30, 2008, as compared to $14,362,140 for the same period in 2007. For the quarter ended September 30, 2008, net interest and dividend income increased $1,262,958, or 23.62%, to $6,610,366, as compared to $5,347,408 for the same period in 2007. Decreases in the Bank’s cost of funds, as maturing higher-yielding time deposits and FHLB advances repriced, increased the Bank’s interest rate margin to 3.42% at September 30, 2008, from 3.02% at September 30, 2007. Net interest and dividend income for the three and nine months ended September 30, 2008 included the net interest and dividend income from the acquisitions of First Brandon and First Community compared to the same periods in 2007 which only included three and four months, respectively, of net interest and dividend income from First Brandon.

Total interest and dividend income for the nine months ended September 30, 2008 increased $3,791,699, or 13.40%, to $32,086,258 from $28,294,559 for the same period in 2007. For the three months ended September 30, 2008, total interest and dividend income increased $202,024, or 1.96%, to $10,511,987 from $10,309,963 for the same period in 2007. Interest and fees on loans increased $4,066,738, or 16.77%, and $322,340, or 3.62%, for the nine and three month periods, respectively, due to the increase in the Bank’s loan portfolio resulting from the acquisitions of First Brandon and First Community as well as improving margins and volume. Total loan production for the nine months ended September 30, 2008 was $192,717,386, compared to $149,542,811 for the same period ended September 30, 2007.

For the nine months ended September 30, 2008, interest and dividends on investment securities decreased $275,039, or 6.80%, to $3,769,001 from $4,044,040 for the same period in 2007. For the quarter ended September 30, 2008, interest and dividends on investment securities decreased $120,316, or 8.60%, to $1,278,515 as of September 30, 2008, from $1,398,831 for the same period in 2007.

Total interest expense decreased $755,541, or 5.42%, to $13,176,878 for the nine months ended September 30, 2008 from $13,932,419 for the same period in 2007. For the three months ended September 30, 2008, total interest expense decreased $1,060,934, or 21.38%, to $3,901,621 from $4,962,555 for the same period in 2007. For the nine months and three months ended September 30, 2008, interest on deposits increased $1,507,900, or 17.16%, and decreased $481,083, or 13.95%,

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively. The nine month increase was attributable primarily to the acquired accounts from First Brandon and First Community while the three month decrease was primarily attributable to the declining cost of funds.

Interest on advances and other borrowed money decreased $2,263,441, or 44.00%, for the nine months ended September 30, 2008, to $2,880,263 from $5,143,704 for the nine months ended September 30, 2007. Interest on advances and other borrowed money decreased $579,851, or 38.29%, to $934,330 for the quarter ended September 30, 2008, compared to $1,514,181 for the same period in 2007. Savings were recognized from reduced costs on advances during the nine months ended September 30, 2008, as well as from a $34.0 million decrease in the average balance of the advance portfolio as compared to the same period in 2007.

The allowance for loan loss was $5,077,447 on September 30, 2008 compared to $4,480,486 on September 30, 2007. The increase is primarily due to the $724,057 allowance from the acquisition of First Community in the fourth quarter of 2007. The allowance for loan losses represented 0.80% of total loans at September 30, 2008 compared to 0.78% at September 30, 2007. Net charge-offs were $464,624 over the first nine months of 2008 versus $178,940 over the same period in 2007. In 2008, 28% of the net charge-off amount was attributable to overdrafts paid while 72% of the net amount was associated with other loans, primarily conventional real estate loans. During the same period in 2007, nearly all of the allowance for loan losses account activity was attributable to overdrafts.

For the three months ended September 30, 2008, loan charge-offs and recoveries were $328,027 and $46,735, respectively, compared to $151,788 and $42,090 during the same period in 2007. The charge-off amount in 2008 was primarily due to $192,175 represented by two real estate loans. That contrasts with 2007 when about 65% of the charge-offs during the third quarter were attributable to the fee for service overdraft program. During the three months ended September 30, 2008, the provision for loan losses was $183,600 compared to provisions of $60,000 during the same period in 2007. The increased provisions in 2008 helped maintain the allowance at an appropriate level while charge-offs reduced the allowance. In the third quarter of 2008, $73,600 of the provision was made to build the allowance for losses for overdraft, and $110,000 was made for other loans. That compares to the third quarter of 2007 when the entire $60,000 provision was allocated for overdraft losses. The higher provision in 2008 results from recent loan loss experience and judgments about the impact of economic conditions and past due loan trends on the probability of losses inherent in the portfolio.

For the nine months ended September 30, 2008, total noninterest income increased $215,895, or 4.38%, to $5,150,603 from $4,934,708 for the same period in 2007. The increase in noninterest income for the nine-month period ended September 30, 2008 was the result of a $713,622, or 20.81%, increase in customer service fees due to increased customer accounts and associated increases in overdraft fees. In addition, the increased volume of loans sold into the secondary market during the nine months ended September 30, 2008 resulted in an increase in net gain on sales of loans in the amount of $109,389, or 17.57%, compared to same period in 2007. Income from the Bank’s equity interest in Charter Holding Corp. increased by $33,824 to $192,545 for the nine months ended September 30, 2008 from $158,721 for the nine months ended September 30, 2007. Brokerage service income decreased in the amount of $24,270 to $79,614 for the nine months ended September 30, 2008 compared to the same period in 2007. BOLI income increased $283,084 to $290,971 for the nine months ended September 30, 2008, from $7,887 for the same period in 2007, due to the purchase by the Bank of a $5.0 million BOLI policy and the assumption of BOLI policies of approximately $4.0 million from the two acquired banks.

For the three months ended September 30, 2008, total noninterest income decreased $666,160, or 37.66%, from $1,769,072 in 2007, to $1,102,912 for the same period in 2008. The decrease in noninterest income for the quarter ended September 30, 2008 was the result of an $824,000 charge for

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

due to the other-than-temporary impairment of Fannie Mae Preferred Stock. The U.S. Treasury’s actions during the quarter ending September 30, 2008 resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F, as previously noticed to and filed with the Securities and Exchange Commission (Form 8-K dated October 1, 2008). Customer service fees for the three months ended September 30, 2008 increased $203,625, or 15.94%, to $1,480,858 compared to $1,277,233 for the same period in 2007. BOLI income increased $83,364 for the three months ended September 30, 2008 due to the purchase of a $5.0 million BOLI policy and the assumption of BOLI policies in the amount of approximately $4.0 million from the two acquired banks.

For the nine months ended September 30, 2008, total noninterest expenses increased $3,611,221, or 25.59%, from $14,112,271 as of September 30, 2007, to $17,723,492 as of September 30, 2008. For the three months ended September 30, 2008, total noninterest expenses increased $734,230, or 14.38%, from $5,106,700 as of September 30, 2007, to $5,840,930 as of September 30, 2008. Included in the noninterest expenses increases for both the nine and three months ended September 30, 2008 is the additional operational expenses incurred as a result of the acquisitions of First Brandon and First Community.

For the nine-month period ended September 30, 2008:

•

Salaries and employee benefits increased $1,825,855, or 25.39%, to $9,018,491 for the nine months ended September 30, 2008 from $7,192,636 for the same period in 2007. Gross salaries and benefits paid, which includes the deferred expenses associated with loan originations, increased $2,005,815, or 25.70%, from $7,805,953 at September 30, 2007 to $9,811,768 at September 30, 2008. The deferral of expenses associated with loan originations increased $179,960, or 29.34%, from $613,317 for the nine months ended September 30, 2007 to $793,277 for the nine months ended September 30, 2008. The increase in salaries and benefits resulted from the Company’s acquisition of the two banks during 2007 which increased the total of full-time equivalent employees from approximately 170 to approximately 244.

•

Occupancy expenses increased $572,458, or 23.57%, from $2,428,649 for the nine months ended September 30, 2007 to $3,001,107 for the nine months ended September 30, 2008, due primarily to the overhead associated with the additional branch offices from the First Brandon and First Community acquisitions.

•

Advertising and promotion increased $96,373, or 35.64%, from $270,397 for the nine months ended September 30, 2007 to $366,770 for the nine months ended September 30, 2008. This reflects the utilization of additional media outlets and production as well as the addition of Vermont markets.

•

Outside services increased $216,741, or 39.95%, from $542,515 for the nine months ended September 30, 2007 to $759,256 for the nine months ended September 30, 2008. Included in this amount are expenses associated with implementing image exchange for check processing and clearing as well as increased check clearing volume costs associated with the two bank acquisitions.

•

Professional services increased $177,090, or 43.26%, from $409,381 for the nine months ended September 30, 2007 to $586,471 for the nine months ended September 30, 2008. Included in this amount are expenses associated with consulting and accounting fees related to the acquisitions.

•

ATM processing fees increased $66,324, or 17.84%, from $371,836 for the nine months ended September 30, 2007 to $438,160 for the nine months ended September 30, 2008, due to continuing, increased volume of transactions. Increased revenues from ATM transactions offset this increase.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Supplies increased $54,173, or 18.04%, to $354,533 for the nine months ended September 30, 2008, compared to $300,360 for the same period in 2007. Expenses associated with the addition of the acquired branch offices accounted for much of the increase.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased in the amount of $53,570, or 45.28%, from $118,316 for the nine months ended September 30, 2007 to $64,746 for the nine months ended September 30, 2008. This change reflects a reduction in the related impairment during the three months ended September 30, 2008.

•

Amortization of core deposit intangible for the nine months ended September 30, 2008, increased $322,934, or 239.27%, to $457,903 from $134,969 for the same period in 2007. These costs represent the amortization of the Bank’s core deposit intangible associated with the acquisitions.

•	Other expenses increased $313,741, or 13.65%, from $2,298,377 for the nine months ended September 30, 2007 to $2,612,118 for the nine months ended September 30, 2008.

For the three-month period ended September 30, 2008:

•

Salaries and employee benefits increased $519,867, or 20.54%, compared to the three months ended September 30, 2007. Gross salaries and benefits paid, which includes the deferred expenses associated with loan originations, increased $559,541, or 20.32%, from $2,754,188 for the three months ended September 30, 2007 to $3,313,729 for the three months ended September 30, 2008. The increase in salaries and benefits resulted from the Company’s acquisition of the two banks during 2007 which increased the total of full-time equivalent employees from approximately 170 to approximately 244.

•

Occupancy expense increased $77,741, or 8.87%, to $954,600 for the three months ended September 30, 2008 from $876,859 for the three months ended September 30, 2007, due primarily to the overhead associated with the addition of the branch offices acquired from First Community.

•

Advertising and promotion increased $60,716, or 60.11%, to $161,718 for the three months ended September 30, 2008 compared to the same period in 2007. This reflects the utilization of additional media outlets and production as well as the addition of Vermont markets.

•

Outside services increased $17,341, or 8.82%, to $213,886 for the three months ended September 30, 2008, compared to $196,545 for the three months ended September 30, 2007. Included in this amount are expenses associated with implementing image exchange for check processing and clearing as well as increased check clearing volume costs associated with the two bank acquisitions.

•

Professional services increased $86,170, or 67.27%, to $214,258 for the three months ended September 30, 2008 compared to $128,088 for the three months ended September 30, 2007. Included in this amount are expenses associated with consulting and accounting fees related to the acquisitions.

•

ATM processing fees increased $7,529, or 5.44%, to $145,833 for the three months ended September 30, 2008 compared to $138,304 for the three months ended September 30, 2007, due to continuing, increased volume of transactions. Increased revenues from ATM transactions offset this increase.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Supplies decreased $30,951, or 23.78%, to $99,204 for the three months ended September 30, 2008 compared to $130,155 for the same period in 2007. Higher expenses in 2007 due to the addition of the acquired First Brandon branch offices accounted for the decrease.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income for the three months ended September 30, 2008 decreased $50,571, or 117.44% due a reduction in the related impairment in the amount of $70,660 during the three months ended September 30, 2008.

•

Amortization of core deposit intangible for the three months ended September 30, 2008, increased $45,153, or 44.61%, to $146,381 from $101,228 for the same period in 2007. These costs represent the amortization of the Bank’s core deposit intangible associated with the acquisitions. The third quarter of 2007 reflects the core deposit intangible amortization for First Brandon, and the third quarter of 2008 reflects the core deposit intangible amortization for both First Brandon and First Community.

•	Other expenses decreased $9,803, or 1.16%, to $834,190 for the three months ended September 30, 2008 compared to $843,993 for the three months ended September 30, 2007.

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

The Bank’s one-year cumulative gap at September 30, 2008, was positive 2.76%, compared to the December 31, 2007 gap of negative 20.99%. The Bank continues to hold in portfolio many adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. In an effort to control the Bank’s gap position, the Bank may utilize the FHLBB advance program to manage the repricing of a segment of liabilities.

As another part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model, which generates estimates of the change in the Bank’s net portfolio value (NPV) over a range of interest rate scenarios. The OTS produces the NPV quarterly using its own model with data submitted by the Bank.

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

The following table sets forth the Bank’s NPV as of June 30, 2008 (the latest NPV analysis prepared by the OTS.)

	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	73,648	-24,720	- 25%	9.05%	-265 bp
+200 bp	83,489	-14,878	- 15%	10.13%	-157 bp
+100 bp	92,065	- 6,302	- 6%	11.04%	- 65 bp
+ 50 bp	95,722	- 2,646	- 3%	11.42%	- 27 bp
0 bp	98,367	—	—	11.70%	—
- 50 bp	100,349	1,982	+2%	11.89%	+ 20 bp
- 100 bp	102,051	3,683	+4%	12.06%	+ 37 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At September 30, 2008, the Bank had approximately $170,000,000 in additional borrowing capacity from the FHLBB.

At September 30, 2008, the Company’s shareholders’ equity totaled $73,945,716, or 8.92% of total assets, compared to $72,667,323, or 8.71% of total assets at December 31, 2007. The Company’s Tier I core capital was 8.21% at September 30, 2008 compared to 7.84% at December 31, 2007. The increase in shareholders’ equity in the amount of $1,278,393 reflects net income of $3,896,196, the payment of $2,240,851 in common stock dividends, proceeds of $267,990 from the exercise of stock options, payments in the amount of $60,954 to acquire treasury stock, and an increase of $583,988 in accumulated other comprehensive loss.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of September 30, 2008, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share and the return on average assets and average equity: three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of October 25, 2008, the Company had $1,866,260 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, pay the interest on its capital securities, and from time-to-time repurchase shares of Company stock. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

For the nine months ended September 30, 2008, net cash provided by operating activities amounted to $10,619,805 compared to $4,628,555 for the same period in 2007, an increase of $5,991,250. Increases in net income in the amount of $498,805, accrued expense and other liabilities in the amount of $927,439, amortization of core deposit intangibles in the amount of $322,934, cash surrender value of life insurance in the amount of $318,473, and decreases in loans held-for-sale in the amount of $1,086,755 and accrued interest receivable and other assets in the amount of $3,333,323, contributed to the increase.

Net cash used by investing activities amounted to $8,515,568 for the nine months ended September 30, 2008, compared to net cash provided by investing activities of $15,725,499 for the same period in 2007, a change of $24,241,067. Acquired cash assets from First Brandon in net amount of $8,305,556 for the nine months ended September 30, 2007 contributed to the change in cash provided by investing activities. For the nine months ended September 30, 2008, the Bank elected to reinvest proceeds from maturities of investments to provide eligible collateral for Bank customers. A $908,447 reduction in capital expenditures, an increase in funds provided from the redemption of excess FHLBB stock in the amount of $2,487,600, and the $824,000 valuation adjustment for the FNMA preferred stock, accounted for the change.

For the nine months ended September 30, 2008, net cash flows used in financing activities amounted to $12,727,328 compared to $25,564,283 used for the same period in 2007, a decrease of $12,836,955. During the nine months ended September 30, 2007, the Bank paid down its advances from the FHLBB by $45,000,000 as compared to no pay-downs during the same period in 2008. A $33,248,259 decline in deposits, a $3,986,120 reduction in securities sold under agreements to repurchase, a $5,018,106 decrease in the acquisition of treasury stock, and a $1,920,000 increase in other borrowed funds contributed to the difference.

The Bank expects to be able to fund loan demand and other investing activities during the fourth quarter of 2008 by continuing to use funds provided from customer deposits, amortization of the loan portfolio, and the FHLBB’s advance program. At September 30, 2008, the Bank had approximately $37,500,000 in loan commitments. Of these commitments, approximately $10,000,000 were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2008, the Bank’s ratios were 8.21%, 8.21%, and 11.41%, respectively, well in excess of the regulators’ requirements.

Book value per share outstanding was $12.87 at September 30, 2008 versus $12.39 per share outstanding at September 30, 2007.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Part I. Item 4T.

CONTROLS AND PROCEDURES

Management, including the Company’s Chairman and Chief Executive Officer and President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs. EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company is currently considering whether to participate in the TARP Capital Purchase Program. If the Company does apply, there can be no assurance that the Company will be selected to receive capital, or, that if selected, the Company will ultimately participate in the program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2008 through July 31, 2008 (1)	—	—	—	148,088
August 1, 2008 through August 31, 2008	—	—	—	148,088
September 1, 2008 through September 30, 2008	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program provides that 253, 776 shares are to be repurchased. The program will continue until all of those shares are repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among New Hampshire Thrift Bancshares, Inc. (“NHTB”), Lake Sunapee Bank, fsb (the “Bank”) and Landmark Bank. (“Landmark”), including Annex A, Agreement and Plan of Merger, dated as of July 26, 1996, by and between Landmark and the Bank, and joined in by NHTB (previously filed as Appendix A to the Company’s Form S-4 (No. 333-12645) filed with the Securities and Exchange Commission (the “Commission”) on November 5, 1996 (the “November 5, 1996 S-4”)).

2.2	Acquisition Agreement, dated April 12, 1999, by and among Sun Life Assurance Company of Canada (U.S.); New London Trust, FSB, a federally-chartered savings bank in stock form; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the Company’s March 31, 1999 Form 10-Q filed with the Commission on May 14, 1999 (the “March 31, 1999 10-Q”)).

2.3	Purchase and Assumption Agreement, dated April 12, 1999, among PM Trust Holdings, Inc., a Connecticut corporation; PM Trust Holding Company, a Connecticut corporation; Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally-chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to March 31, 1999 10-Q).

2.4	Asset and Liability Allocation Agreement dated April 12, 1999, by and among Cargill Bank, a state-chartered savings and loan association; Mascoma Savings Bank, a federally chartered savings bank and Lake Sunapee Bank, fsb. (previously filed as an exhibit to the March 31, 1999 10-Q).

2.5	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on December 15, 2006).

2.6	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 16, 2007).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s June 30, 2005 Form 10-Q filed with the Commission on August 15, 2005).

3.2.1	Amended and Restated Bylaws of the Company (previously filed as an exhibit to the November 5, 1996 S-4).

3.2.2	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2004.)

3.2.3	Amendment to Bylaws of the Company (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 1, 2007).

4.1	Stock Certificate of the Company (previously filed as an exhibit to the Company’s Form S-4 (file No. 33-27192) filed with the Commission on March 1, 1989 (the “March 1, 1989 S-4”)).

4.2	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the Company’s December 31, 2004 Form 10-K filed with the Commission on March 29, 2005 (the “December 31, 2004 10-K”)).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.2).

4.4	Indenture by and between New Hampshire Thrift Bancshares, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (previously filed as an exhibit to the December 31, 2004 10-K).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by New Hampshire Thrift Bancshares, Inc. to U.S. Bank National Association dated March 30, 2004 (see Exhibit A to Exhibit 4.4).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (previously filed as an exhibit to the November 5, 1996 S-4).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (previously filed as an exhibit to the November 5, 1996 S-4).

10.3	Lake Sunapee Bank, fsb 1987 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.4	New Hampshire Thrift Bancshares, Inc. 1986 Incentive Stock Option Plan (previously filed as an exhibit to the March 1, 1989 S-4).

10.5	Employment Agreement between the Company and Stephen W. Ensign (previously filed as an exhibit to the November 5, 1996 S-4).

10.6	Employment Agreement between the Bank and Stephen R. Theroux (previously filed as an exhibit to the November 5, 1996 S-4).

10.7	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.8	Guarantee Agreement by and between New Hampshire Thrift Bancshares, Inc. and U.S. Bank National Association dated March 30, 2004 (previously filed as an Exhibit to the December 31, 2004 10-K).

10.9	New Hampshire Thrift Bancshares, Inc. 1998 Stock Option Plan (previously filed as Appendix A to the Company’s Proxy Statement filed with the Commission on March 6, 1998).

10.10	New Hampshire Thrift Bancshares, Inc. 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement filed with the Commission on April 8, 2004).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 14, 2005).

10.12	Amendment to the Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 14, 2006).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (previously filed as an Exhibit to NHTB’s Form 8-K filed with the Commission on April 2, 2007).

10.14	Form of Executive Salary Continuation Agreement among the Company, the Bank and certain officers (previously filed as an exhibit to the Company’s Form 8-K filed with the Commission on February 21, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: November 14, 2008	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)