Form 10-K
period 2008-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2009-03-31
CIK 846931

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

Selected Financial Highlights

For the Years Ended December 31,	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Net Income	$5,725	$4,516	$5,040	$5,524	$5,098

Per Share Data:
Basic Earnings (1) (2)	1.00	0.93	1.20	1.31	1.23
Diluted Earnings (2)	0.99	0.92	1.17	1.29	1.20
Dividends Paid (2)	0.52	0.52	0.52	0.50	0.45
Dividend Payout Ratio	52.00	55.91	43.33	38.17	36.59

Return on Average Assets	0.69%	0.61%	0.75%	0.89%	0.87%
Return on Average Equity	7.84%	7.98%	11.04%	13.10%	12.17%

As of December 31,	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Total Assets	$843,198	$834,210	$672,031	$650,179	$595,514
Total Deposits	653,353	652,952	465,506	464,637	433,072
Total Securities (3)	86,935	94,343	99,063	119,303	123,421
Loans, Net	636,720	626,274	492,712	463,151	413,808
Federal Home Loan Bank Advances	66,317	63,387	120,000	100,000	75,000
Stockholders’ Equity	74,677	72,667	48,409	46,727	43,835
Book Value per Share	$12.99	$12.69	$11.58	$11.07	$10.52

Average Common Equity to Average Assets	8.76%	7.84%	6.91%	6.80%	7.15%
Shares Outstanding	5,747,772	5,726,772	4,180,080	4,219,980	4,167,180
Number of Branch Locations	28	29	18	17	15

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)	Data presented for years prior to 2004 has been restated for the effect of a two-for-one stock split, in the form of a 100% stock dividend, in February 2005.
(3)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Stockholders

…continued emphasis on our core competencies - gathering deposits and making loans - remains central to what we do…

Dear Stockholder:

New Hampshire Thrift Bancshares, through its wholly owned subsidiary Lake Sunapee Bank, continued to make steady progress strengthening our market position throughout the geographically diverse communities we now support. The dramatic unwinding of the economy and the intense focus that was brought to bear on the financial services industry weighed heavily upon us during this past year. However, the acquisition activity completed in 2007 and fully integrated in 2008 has enabled us to broaden our base of customer relationships and further soften the financial impact of a protracted deterioration in any one market-specific region.

Community banks, on the whole, have tended to fair much better during these challenging times. Local ties to the areas we serve weave something of a patchwork quilt of inter-connected banking relationships that better enable us to weather periods of economic uncertainty. The message should be that the true backbone of the banking industry can be found in the villages…and the towns…and the cities where a local bank is serving the needs of a local community.

Over the past year the Company has sought to concentrate its efforts in the areas of improving overall efficiencies through internal systems and technology, managing the core deposit and general funding capabilities, and identifying the potential growth for streams of non-interest income. Credit quality remains high within our portfolio of loans, despite generally weakened trends over prior periods, and the areas in which we operate have, so far, experienced significantly less erosion than elsewhere.

Continued emphasis on our core competencies - gathering deposits and making loans - remains central to what we do day-after-day and year-after-year to build the value of our banking franchise.

COMPANY EARNINGS

Earnings for 2008 increased by nearly 27.00% over the previous year, with consolidated net income for the year ended December 31, 2008 of $5,725,072, or $0.99 per share of common stock (fully diluted). This compares to net income of $4,515,682, or $0.92 per share of common stock (fully diluted) reported for 2007. The Company saw a significant increase in net interest and dividend income, while also realizing an increase in non-interest income, including gains on the sales of investment securities. Certain non-cash impairment charges for a holding of Fannie Mae Preferred Stock and for an adjustment to the carrying value of our mortgage servicing rights were recognized which somewhat offset income during the year.

While we are certainly pleased with the 2008 results, periodic additions to the allowance for loan loss reserves, margin compression from the narrowing of interest rate spreads, and the across-the-board increases in insurance premiums from the Federal Deposit Insurance Corporation all combine to put more and more pressure on the operating results of community banks during this time of broadening economic weakness. For a more in-depth review, the complete financial details for the year ending December 31, 2008 can be found in the Management’s Discussion and Analysis section immediately following this letter.

STOCKHOLDER VALUE

The rapid breakdown of the financial markets over the last several months and the general malaise that now shrouds the banking industry as a whole has tended to cloud the longer-term strategic outlook for building sustainable stockholder value over time. The daily ups and downs of a company’s stock price has temporarily overshadowed net core operating results as one of the prime measurements for the worth of a company. Yet, for community banking franchises such as ours, true stockholder value must be measured by a combination of its financial success, the fundamental contributions it makes to the various communities and

Letter to Stockholders (continued)

customers it serves, its commitment to its employees and its choice of priorities in how it goes about conducting its business. It is in this way that profitability and responsibility blend cooperatively together to motivate employees, build trust among all parties and, as a result, maximize stockholder value by creating a much more healthy organizational structure for future growth and prosperity.

Acknowledging the strain on financial companies over the last year, for 2008 the Company’s stock price closed the year at $7.71 per share, down from $11.75 per share at the start of the year, with daily closing prices having ranged from a high of $13.40 per share in February to a low of $6.25 per share in December. Stockholders’ equity of $74,677,092 at year end resulted in a book value of $12.99 per share at December 31, 2008 based on 5,747,772 shares of common stock outstanding. This represents an increase in book value of $0.30 per share over the year ended December 31, 2007. During this past year, the Company continued to pay a dividend of $0.52 per share on its common stock.

BALANCE SHEET HIGHLIGHTS

Total assets of the Company stood at $843,198,414 at year-end December 31, 2008 as compared to $834,209,842 at year-end December 31, 2007, a modest increase that does not adequately convey the volume of activity nor the strategic shifts that took place during the year. Loans held in portfolio rose from $626,274,462 to $636,720,290 at December 31, 2008. Total deposits remained flat at $653,353,325 and advances from the Federal Home Loan Bank of Boston rose from $63,386,874 to $66,317,485 at year- end 2008.

The Company had its highest level of loan activity in many years, closing just over 700 mortgage loans, including refinances, totaling $163,500,000 and more than 1,500 consumer and commercial loans totaling $77,600,000. Not since 2005 have we experienced such a high level of gross loan production. Declining interest rates over the course of the year clearly outweighed a growing lack of confidence in our economy and contributed significantly to a renewed interest on the part of consumers to take advantage of a return to near-record low rates. We continue to originate longer-term fixed rate mortgage loans for the secondary market and, at close of the year, held servicing for more than 2,700 loans with total outstanding balances slightly in excess of $300,000,000. In addition, the Company partnered with several other local financial institutions to provide more than $65,000,000 in funding for student loans that would not have been otherwise available due to the collapse of the credit markets in early 2008. Our share of the funding is estimated to have helped over 1,000 New Hampshire students attend college.

Asset quality remains high and the areas served by the Company have not yet experienced the same levels of economic decline as has been witnessed in other parts of the country. This is not to say, however, that we are in any way immune from being impacted by the severe deterioration that has taken place in the larger markets beyond our local grasp. In recognition and anticipation of weaknesses now evidencing themselves, we increased our provision for loan losses by more than $1,000,000 in 2008 and will continue to work to ensure that adequate reserves exist to address loan issues that may arise going forward.

In November of 2008, the Company submitted an application to participate in the Treasury Department’s Capital Purchase Program. Your Board of Directors felt that further bolstering our already well-capitalized position by participating in this program and adding $10,000,000 in new capital would be a prudent step to take in light of the possibility of a lengthy and protracted recession. We were approved in early December and closed on the transaction is mid-January, resulting in an immediate increase in Tier 1 capital from just over 8.00% at year end to currently more than 9.00%. This temporary cushion, which can now be re-paid at any time with the prior regulatory approval, will likely provide us with sufficient resources to meet any short-term needs of the Company, but allow us to grow well beyond our current asset size as consumer confidence returns and our economy begins to rebound.

…asset quality remains high and the areas served by the Company have not yet experienced the same levels of economic decline as has been witnessed in other parts of the country…

Letter to Stockholders (continued)

…our banking franchise is firmly based in the relationships and services that have been developed around personal banking, business banking and municipal banking…

ON BANKS AND BANKING

It remains quite clear, notwithstanding the current dark cloud that overshadows the banking industry, that community banks - now more than ever - represent the strongest link for the delivery of financial services within our local markets. Community banks stay resolutely focused on the sound operating principals that have sustained us over the course of many years. For us, with a company that was first established in 1868, we continue to be guided by a strong set of beliefs in how business should be conducted, while at the same time embracing change in an effort to enhance our franchise value.

Community banking is not so much based in the price of individual products as it is in the quality its people and depth of customer relationships. To this end, we have developed a wide variety of ongoing efforts to nurture and motivate all of our employees by encouraging personal growth, recognizing initiative and supporting a work environment that provides them with avenues to move beyond what they had thought they could achieve. Our goal, then, is not just to provide products and services, but also to provide solutions for our customers. Whether a customer is saving or borrowing, community banks are here to assist each of them in reaching their goals and attaining their dreams.

The three-legged stool that supports our banking franchise is firmly based in the relationships and services that have been developed around personal banking, business banking and municipal banking. It is in maintaining this focus that provides us the opportunity to develop broader streams of income, while at the same time strengthening our ties to the customers and communities we serve. We test ourselves regularly through the use of an outside resource partner in an effort that strives to better understand…from the perspective of a customer …what it is like to enter our bank and do business with us… and, ultimately, why our customers choose us over the competition.

Ultimately, the goal for every relationship is to become the primary bank for each of our customers, providing them with access to all of the products and services they should expect and, perhaps, some they might not expect to get from their neighborhood bank.

IN CLOSING

With daily news reports filled with words of economic distress, misdeeds by major financial service companies and cautionary tales of troubling unemployment figures, it is both challenging and difficult to easily envision a pathway leading us out of this far-reaching crisis of confidence. It is reassuring to know that our Company is well positioned to meet the challenging times ahead as we work through this period of economic uncertainty by adjusting our short-term goals in a way that continues to remain consistent with our longer-term objectives.

Our strength lies in an unwavering adherence to sound, prudent banking principles which will continue to guide us during this period of financial fragility. While the core business of banking will not change dramatically in the coming years, the financial tensions we all face in the near-term are undeniable…but we are fully prepared to meet these challenges.

I would like to take this opportunity to express our appreciation for the continuing support shown to us by our employees, our customers and our stockholders.

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

Overview

•	Total assets stood at $843,198,414 at December 31, 2008, an increase of $8,988,572, or 1.08%, from $834,209,842 at December 31, 2007.

•	Net loans increased $10,445,828, or 1.67%, to $636,720,290 at December 31, 2008 from $626,274,462 at December 31, 2007.

•	In 2008, the Bank originated $241,431,731 in loans, compared to $200,787,883 in 2007.

•	The Bank’s loan servicing portfolio increased to $311,228,362 at December 31, 2008 from $305,838,179 at December 31, 2007, an increase of $5,390,183, or 1.76%.

•

The Company earned $5,725,072, or $0.99 per common share, assuming dilution, for the year ended December 31, 2008, compared to $4,515,682, or $0.92 per common share, assuming dilution, for the year ended December 31, 2007.

•	Net interest and dividend income for the year ended December 31, 2008, increased $5,659,267 or 27.93%, to $25,921,729.

•	The Bank’s interest rate spread increased to 3.37% as of December 31, 2008 from 2.91% at December 31, 2007.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 13-17 of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of

Management’s Discussion and Analysis (continued)

operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2008, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly based on the stated liquidation amount of $10 per capital security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years of the stated liquidation amount of $10 per capital security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Interest Rate Swap

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10 million maturing June 17, 2013. Under the swap agreement, the Company is to receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed-rate of 6.65%.

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, Vermont, (“First Brandon”) for approximately $20.9 million in cash and stock (the “Merger”). Immediately following the closing of the transaction on June 1, 2007, First Brandon’s subsidiary bank, First

Management’s Discussion and Analysis (continued)

Brandon National Bank, merged with and into the Company’s subsidiary bank, Lake Sunapee Bank, fsb, and operates under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb”. The combined company had approximately $771.0 million in assets and operated 24 branches in New Hampshire and Vermont at the time of the merger.

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

Comparison of Years Ended December 31, 2008 and 2007

Financial Condition

Total assets increased $8,988,572, or 1.08%, to $843,198,414 as of December 31, 2008 from $834,209,842 as of December 31, 2007. Cash and Federal Home Loan Bank overnight deposits decreased $11,472,850.

Total loans receivable, net, excluding loans held-for-sale, increased $10,445,828, or 1.67% to $636,720,920 as of December 31, 2008. The Bank’s conventional real estate loan portfolio increased $8,318,724, or 2.48%, to $344,101,400. Construction loans decreased $8,188,946, or 37.73%, to $13,515,208. Commercial real estate loans decreased $2,876,868, or 2.02%, to $139,592,335. Additionally, consumer loans increased $3,848,877, or 5.09%, to $79,468,380 and commercial and municipal loans increased $9,976,561, or 19.00%, to $62,491,345. Sold loans totaled $311,228,362 at year-end 2008, compared to $305,838,179, at year-end 2007. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. The Bank expects to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable-rate loans in portfolio. Adjustable-rate mortgages comprise approximately 80% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years. Assets remained strong with non-performing assets at 0.83% of total assets as the Bank continued to originate loans using conservative, standardized underwriting. In particular, the Bank does not originate nor purchase “sub-prime” mortgage loans.

The fair value of investment securities available-for-sale decreased $4,821,515, or 5.55%, to $81,988,488 as of December 31, 2008, from $86,810,003 at December 31, 2007. The Bank realized $909,919 in the gain on the sales and calls of securities during 2008, compared to no gains recorded during 2007. The U.S. Treasury’s actions during 2008 to place Fannie Mae under conservatorship resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F, as previously disclosed in our Form 8-K dated October 1, 2008. As a result, the Company recorded a writedown of $879,720 due to the other-than-temporary impairment of Fannie Mae Preferred Stock. As of December 31, 2008, the Bank’s investment portfolio had a net unrealized holding gain of $368,441, compared to a net unrealized holding loss of $1,663,149 at December 31, 2007. The investments in the Bank’s investment portfolio that are temporarily impaired as of December 31, 2008 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with investment-grade credit ratings and preferred stock issued by corporations and government sponsored agencies. At December 31, 2008, one investment held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII had an unrealized market loss of $722,000. The unrealized loss is primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned and property acquired in settlement of loans was at $263,000 at December 31, 2008 compared to $240,802 at December 31, 2008.

Goodwill was unchanged at $27,293,470 as of December 31, 2008, compared to December 31, 2007. Goodwill recognized due to the acquisition of First Brandon amounted to $7,503,046, after acquisition costs of $20,832,293. Goodwill recognized due to the acquisition of First Community amounted to $7,650,408, after acquisition costs of $14,649,648. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of three branch offices of New London Trust in 2001.

Core deposit intangible decreased to $2,560,527 as of December 31, 2008, compared to $3,160,303 at December 31, 2007. The Bank amortized $599,776 during 2008, utilizing the sum-of-the-digit method over ten years to amortize the core deposit intangible.

Total deposits increased $401,308, or 0.06%, to $653,353,325 as of December 31, 2008 from $652,952,017 as of December 31, 2007. The Bank was able to retain deposits as customers were attracted by the safety and guarantee of FDIC insurance resulting from uncertain credit markets.

Management’s Discussion and Analysis (continued)

Advances from the Federal Home Loan Bank (FHLB) increased $2,930,611, or 4.62%, to $66,317,485 from $63,386,874 at December 31, 2007. The weighted average interest rate for the outstanding FHLB advances was 2.94% as of December 31, 2008, compared to 4.52% as of December 31, 2007.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2008, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $25.0 million. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2008, the Bank had approximately $168.8 million in additional borrowing capacity from the FHLB.

At December 31, 2008, the Company’s stockholders’ equity totaled $74,677,092, compared to $72,667,323, at year-end 2007. The increase of $2,009,769 reflects net income of $5,725,072, the payout of $2,988,061 in common stock dividends, the exercise of stock options in the amount of $275,417, including a tax benefit, other comprehensive loss in the amount of $941,705, and the repurchase of 5,000 shares at a cost of $60,954. The change in other comprehensive loss included an after tax loss in the amount of $1,356,767 due to the Bank’s curtailment of its defined benefit pension plan.

On June 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of December 31, 2008, 148,088 shares remained to be repurchased under the plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of December 31, 2008, the Company had funds in the amount of $1,073,134. Total cash needs for the Company during 2009 will amount to approximately $4.7 million with $3.0 million projected to be used to pay dividends on the Company’s common stock, $1.4 million to pay interest on the Company’s capital securities and $0.5 million to pay interest dividends on the Company’s Preferred Stock Series A. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the Company’s cash needs for 2009 as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities increased $7,388,764 to $11,637,399 in 2008 from $4,248,635 in 2007. The increase is primarily attributable to an increase in the amount of $978,600 in provision for loan losses and an increase in the amount of $4,229,651 in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $24,980,367 in 2008, compared to net cash flows used provided by investing activities of $21,681,532 in 2007, a change of $46,661,899. During 2008, loan originations and principal collections, net, increased in the amount of $8,278,988 while cash and cash equivalents acquired from First Brandon and First Community during 2007, net of expenses paid, amounted to $7,678,405 which accounted for the majority of the change in investing activities.

In 2008, net cash flows provided by financing activities totaled $1,870,118, compared to net cash flows used in financing activities in the amount of $26,822,406, a change of $28,692,524. Net repayment of FHLB advances in the amount of $60,231,726 during 2007 compared to additional advances in the amount of $2,901,952 during 2008 accounted for the change in financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2009 by continuing to use funds provided by customer deposits, as well as the FHLB’s advance program. On December 31, 2008, approximately $25.0 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the Bank’s liquidity, capital resources or results of operations.

On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to Treasury 10,000 shares of the Company’s Fixed-rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation reference of $1,000 per share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial exercise price of $8.14 per share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock will be treated as Tier 1 capital for regulatory purposes.

Management’s Discussion and Analysis (continued)

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series A Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock. Please refer to Note 23 of the Consolidated Financial Statements.

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of December 31, 2008, the Bank’s ratios were 8.12%, 8.12%, and 11.36%, respectively, well in excess of the OTS requirements.

Book value per share was $12.99 at December 31, 2008, compared to $12.69 per share at December 31, 2007.

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with generally accepted accounting principles (GAAP), which require the measurement of the Company’s financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

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

Interest Rate Sensitivity

The principal objective of the Bank’s interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given the Bank’s business strategies, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with the Board of Director’s approved guidelines. The Bank’s Board of Directors has established an Asset/Liability Committee (ALCO) to review its asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

Gap analysis is used to examine the extent to which assets and liabilities are “rate sensitive”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations. The Bank’s one-year gap at December 31, 2008, was positive 9.57%, compared to the December 31, 2007 gap of negative 20.99%. At December 31, 2008, repricing assets over the next twelve months was $69.0 million more than repricing deposits for the same period compared to the reverse position, with a negative $75.6 million, at December 31, 2007. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

The Bank continues to offer adjustable-rate mortgages, which reprice at one, three, and five-year intervals. In addition, the Bank sells fixed-rate mortgages to the secondary market in order to minimize interest rate risk.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2008:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$214,538	$88,874	$110,072	$152,465	$73,219	$639,168
Investments and FHLB overnight deposit	32,865	4,467	10,043	17,069	17,544	81,988

Total	247,403	93,341	120,115	169,534	90,763	721,156

Interest-bearing liabilities:
Deposits	145,141	81,821	104,438	28,947	247,041	607,388
Repurchase agreements	15,073	—	—	—	—	15,073
Borrowings	35,123	127	10,132	30,000	11,000	86,382

Total	195,337	81,948	114,570	58,947	258,041	708,843

Period sensitivity gap	52,066	11,393	5,545	110,587	(167,278)	$12,313
Cumulative sensitivity gap	$52,066	$63,459	$69,004	$179,591	$12,313

Cumulative sensitivity gap as a percentage of interest-earning assets	7.22%	8.80%	9.57%	27.12%	1.71%	1.71%

The following table sets forth the Bank’s NPV as of December 31, 2008, as calculated by the OTS for the December 31, 2008 reporting cycle:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	71,222	-14,180	-17%	8.70%	-150bp
+200 bp	79,643	-5,759	-7%	9.61%	-59bp
+100 bp	83,642	-1,759	-2%	10.03%	-17bp
+50 bp	84,714	-687	-1%	10.14%	-6bp
0 bp	85,401	—	—	10.20%	—
-50 bp	84,896	-505	-1%	10.13%	-7bp
-100 bp	83,998	-1,404	-2%	10.03%	-17bp

Results of Operations 2008 versus 2007

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2008 increased $5,659,267, or 27.93%, to $25,921,729. The increase was primarily due to increased interest rate margins and increases in the Bank’s loan portfolio. In addition, the full-year impact of the acquisitions made during 2007 were realized during 2008. Total interest and dividend income increased $2,992,700, or 7.55%, to $42,635,777. Interest and fees on loans increased $3,313,168, or 9.67%, to $37,570,672 in 2008, due primarily to the increase in average loans outstanding.

Interest on taxable investments increased $187,916, or 4.40%, to $4,460,190. Dividends decreased $209,541, or 38.85%, to $329,877. Interest on other investments decreased $298,843, or 52.07%, to $275,038. The yield on the Bank’s investment portfolio declined from 4.93% for the year ended December 31, 2007 to 4.67% the year ended December 31, 2008 due to lower yielding investments purchased to replace maturing and called securities in a falling interest rate environment.

Total interest expense decreased $2,666,567, or 13.76%, to $16,714,048 for the year ended December 31, 2008. Interest on deposits decreased slightly by $2,935, or 0.02%, to $12,937,657, while interest on FHLB advances and other borrowed money decreased $2,280,107, or 50.59%, to $2,226,556 for the same period. FHLB advances outstanding increased to $66,317,485 at December 31, 2008 from $63,386,874 at December 31, 2007. The Bank was able to replace maturing advances at substantially lower rates during

Management’s Discussion and Analysis (continued)

2008 resulting in overall lower costs due to the falling interest rate environment.

For the year ended December 31, 2008, the Bank’s combined cost of funds decreased to 2.32% as compared to 3.08% for the same period in 2007. The cost of deposits, including repurchase agreements, decreased 52 basis points in 2008 to 2.07% compared to 2.59% in 2007, due primarily to the downward repricing of maturing time deposits.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.37 % in 2008 from 2.91% in 2007. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.46% during 2008, from 3.06% during 2007. Both increases are indicative of the Federal Reserve Bank’s easing of the Fed Funds rate and the subsequent steepening of the yield curve. For the year ended December 31, 2008, the Bank’s interest expense decreased 13.76% compared to the increase in interest income of 7.55% compared to the same period in 2007.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Yield on loans	5.86%	6.20%	5.80%	5.37%	5.13%
Yield on investment securities	4.67%	4.93%	4.41%	3.95%	3.76%
Combined yield on loans and investments	5.69%	5.99%	5.53%	5.06%	4.77%
Cost of deposits, including repurchase agreements	2.07%	2.59%	1.77%	1.09%	0.82%
Cost of other borrowed funds	4.19%	5.37%	5.22%	3.94%	3.37%
Combined cost of deposits and borrowings	2.32%	3.08%	2.66%	1.66%	1.29%
Interest rate spread	3.37%	2.91%	2.87%	3.40%	3.48%
Net interest margin	3.46%	3.06%	3.02%	3.49%	3.54%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2008			2007			2006
	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost	Average (1) Balance	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2),	$641,100	$37,571	5.86%	$552,203	$34,258	6.20%	$489,930	$28,400	5.80%
Investment securities and other	108,533	5,065	4.67%	109,158	5,385	4.93%	119,472	5,274	4.41%

Total interest-earning assets	749,633	42,636	5.69%	661,361	39,643	5.99%	609,402	33,674	5.53%

Noninterest-earning assets:
Cash	17,541			16,940			15,738
Other noninterest-earning assets (3)	66,151			43,922			33,096

Total noninterest-earning assets	83,692			60,862			48,834

Total	$833,325			$722,223			$658,236

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$331,586	$2,512	0.76%	$280,578	$2,666	0.95%	$266,043	$1,736	0.65%
Time deposits	290,648	10,426	3.59%	226,618	10,275	4.53%	163,227	6,011	3.68%
Repurchase agreements	14,184	234	1.65%	10,420	454	4.35%	11,247	525	4.67%
Capital securities and other borrowed funds	84,276	3,542	4.20%	111,499	5,986	5.37%	133,899	6,989	5.22%

Total interest-bearing liabilities	720,694	16,714	2.32%	629,115	19,381	3.08%	574,416	15,261	2.66%

Noninterest-bearing liabilities:
Demand deposits	29,286			30,573			29,452
Other	10,309			5,940			8,880

Total noninterest-bearing liabilities	39,595			36,513			38,332

Stockholders’ equity	73,036			56,595			45,488

Total	$833,325			$722,223			$658,236

Net interest income/Net interest rate spread		$25,922	3.37%		$20,262	2.91%		$18,413	2.87%

Net interest margin			3.46%			3.06%			3.02%

Percentage of interest-earning assets to interest-bearing liabilities			104.02%			105.13%			106.09%

(1)	Monthly average balances have been used for all periods.
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

	Year ended December 31, 2008 vs. 2007 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$5,210	$(1,897)	$3,313
Interest income on investments	(29)	(291)	(320)

Total interest income	5,181	(2,188)	2,993

Interest expense on savings, NOW and MMAs	386	(540)	(154)
Interest expense on time deposits	2,297	(2,146)	151
Interest expense on repurchase agreements	65	(274)	(209)
Interest expense on capital securities and other borrowings	(1,141)	(1,314)	(2,455)

Total interest expense	1,607	(4,274)	(2,667)

Net interest income	$3,574	$2,086	$5,660

	Year ended December 31, 2007 vs. 2006 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$3,863	$1,995	$5,858
Interest income on investments	(366)	477	111

Total interest income	3,497	2,472	5,969

Interest expense on savings, NOW and MMAs	138	792	930
Interest expense on time deposits	2,874	1,390	4,264
Interest expense on repurchase agreements	(36)	(35)	(71)
Interest expense on capital securities and other borrowings	(1,244)	241	(1,003)

Total interest expense	1,732	2,388	4,120

Net interest income	$1,765	$84	$1,849

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

Management’s Discussion and Analysis (continued)

the loans effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 of our notes to the Consolidated Financial Statements for information regarding SFAS No. 114 and 118.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs. Results are reported directly to the Audit Committee of the Bank’s Board of Directors.

At December 31, 2008, the allowance for loan losses was $5,567,859 compared to $5,160,628 at year-end 2007. The increase is due to provisions of $910,000 and recoveries of $42,635, which were partially offset by loan charge-offs of $545,404. The amounts shown in this paragraph do not include amounts associated with overdrafts.

In addition to the allowance for loan loss, the Bank maintains an allowance for losses associated with the fee for service overdraft privilege program, which was introduced in July 2005. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days.

The allowance for overdrafts was $26,453 at December 31, 2008, compared to $20,843 at year-end 2007. The tables in this section show the activity in the accounts for both the allowance for loan losses and the allowance for overdraft losses.

There was no loan loss provision during 2007. The $910,000 provisions made in 2008 reflect both the higher loan loss experience in 2008 and the changes in economic conditions that increase the risk of loss inherent in the loan portfolio. The higher loan loss experience is largely attributable to weaker real estate market conditions. Unlike prior periods, some borrowers experiencing difficulty were not able to sell their property to resolve repayment issues. Management anticipates making additional provisions in 2009 to maintain the allowance at an adequate level as unidentified loan losses are incurred.

Loan charge-offs were $545,404 in 2008 compared to $128,566 in 2007. The increase comes from higher losses in all categories. Recoveries were $42,635 for the period ended December 31, 2008, compared to $34,847 for the same period in 2007. This resulted in net charge-offs for 2008 and 2007 of $502,769 and $93,719, respectively. The increase in the amount of the allowance for loan loss, due to the provisions made during 2008, increased the allowance up from 0.82% to 0.87% of total loans; despite the growth of the loan portfolio.

Total classified loans, excluding special mention loans, as of December 31, 2008 and 2007, were $9,122,365 and $6,172,310 respectively. The increase comes from a $1.8 million increase in loans over 90 days past due and changes in the risk ratings of some performing loans. Special mention loans were $12,153,366 at December 31, 2008, compared to $2,099,598 at year-end 2007. The increase results from changes in loan risk ratings. Those changes are a reflection of current economic conditions with some borrowers experiencing weaker cash flows and diminished capacity to service debt. The special mention loans continue to perform and do not warrant adverse classification at this time.

The classified loans include $4,547,504 of impaired loans at December 31, 2008, compared to $3,795,811 at December 31, 2007. The impaired loans meet the criteria established under SFAS No. 114, although one $2.9 million loan considered impaired at both year-end 2008 and 2007 continues to perform. The increase in impaired loans comes from seven loans that are unlikely to be repaid in accordance with contractual terms. All seven are in the process of collateral liquidation. Those loans are considered collateral dependent and impairment is measured using the fair value of the collateral. The $2.9 million performing impaired loan is not considered collateral dependent at this time, but the appraised value of the commercial real estate suggests no loss of principal and supports the current valuation. The appraisal was done in 2007 and there are plans to obtain an updated appraisal when financial statements pertaining to the collateral property become available. The other impaired loans are all under $200,000, and most are secured with real estate located in New Hampshire or Vermont. At December 31, 2008, the allowance included $209,500 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2007 was $45,000.

Loans 30 to 89 days past due were $10,018,803 and $8,291,466 at December 31, 2008 and 2007, respectively. Total non-performing loans amounted to $7,026,992 and $4,744,729 at December 31, 2008 and 2007, respectively. Loans over 90 days past due are placed on nonaccrual status and are included in non-performing loans. Loans over 90 days past due were $3,003,615 at December 31, 2008 compared to $1,230,348 at December 31, 2007. The $1.8 million increase includes two loans over $500,000 and three over $200,000. No loss is expected on those loans as

Management’s Discussion and Analysis (continued)

they are well secured with real estate. At year-end 2008, there were 28 loans over 90 days past due compared to 27 at the end of 2007.

As a percent of assets, non-performing loans increased from 0.57% at the year-end 2007 to 0.83% at December 31, 2008. Non-performing loans as a percent of total loans increased from 0.75% to 1.10% at the end of 2008. That increase reflects the changes in economic conditions and its adverse impact on borrower repayment capacity. At December 31, 2008, the Bank held $288,305 of other real estate owned and repossessed assets. That represents a slight increase over the $241,346 held at the end of 2007. The increase comes from properties acquired in 2008. During 2008, the Bank wrote down two properties with a charge against earnings in the amount of $53,741 to reduce the book value of those assets. One of those properties remained in OREO at December 31, 2008 with a book value $36,000 less than at year-end 2007. Adjustments to the valuation of OREO are charged against earnings and do not impact the allowance for loan loss. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2008 and 2007, interest income on such loans would have amounted to approximately $118,700 and $64,200 respectively.

At December 31, 2008 the Bank had no loans considered to be “troubled debt restructurings” as defined in Statement of Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” At December 31, 2007 the Bank had $53,352 of “troubled debt restructured.” The restructuring did not improve performance and the loan was charged off in 2008.

As of December 31, 2008 there were no other loans not included in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table sets forth the breakdown of non-performing assets at December 31:

	2008	2007	2006	2005	2004
Nonaccrual loans (1)	$7,026,992	$4,744,729	$753,992	$278,422	$293,203
Real estate and chattel property owned	288,305	241,346	—	—	—

Total nonperforming assets	$7,315,297	$4,986,075	$753,992	$278,422	$293,203

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at December 31:

	2008	2007	2006	2005	2004
Real estate loans -
Conventional	$2,471,866	$851,201	$448,685	$254,982	$243,809
Construction	—	—	—	—	—
Consumer loans	7,622	97,717	—	7,977	—
Commercial and municipal loans	524,127	—	—	15,463	—
Nonaccrual impaired loans (2)	4,023,377	3,795,811	305,307	—	49,394

Total	$7,026,992	$4,744,729	$753,992	$278,422	$293,203

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.
(2)	At 12/31/04 $853,064 of impaired loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2008	2007	2006	2005	2004
Balance, beginning of year	$5,160,628	$3,950,986	$3,990,503	$4,019,450	$3,898,650

Charge-offs:
Residential real estate	243,480	89,872	—	—	—
Commercial real estate	133,447	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	78,812	33,530	18,498	36,766	14,737
Commercial loans	89,665	5,164	56,698	—	—

Total charged-off loans	545,404	128,566	75,196	36,766	14,737

Recoveries (2)
Residential real estate	31,838	5,317	—	2,403	—
Commercial real estate	—	—	—	—	35,000
Construction	—	—	—	—	—
Consumer loans	10,797	29,530	5,979	5,416	25,540
Commercial loans	—	—	—	—	—

Total recoveries	42,635	34,847	5,979	7,819	60,540

Net charge-offs (recoveries)	502,769	93,719	69,217	28,947	(45,803)

Allowance from Acquisitions		1,303,361	—	—	—

Provision for loan loss charged to income	910,000	—	29,700	—	74,997

Balance, end of year (1)	$5,567,859	5,160,628	3,950,986	3,990,503	$4,019,450

Ratio of net charge-offs (recoveries) to average loans	0.08%	0.02%	0.01%	0.01%	(0.01)%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

	2008	2007	2006	2005	2004
Beginning Balance	$20,843	$24,136	$31,838	$—	N/A

Overdraft Charge-offs	373,598	273,872	391,821	87,119	N/A
Overdraft Recoveries	188,108	148,079	183,809	30,457	N/A

Net Overdraft Losses	185,490	125,793	208,012	56,662	N/A

Provisions for Overdrafts	191,100	122,500	200,310	88,500	N/A

Ending Balance	$26,453	$20,843	$24,136	$31,838	N/A

Management’s Discussion and Analysis (continued)

The following table sets forth the allocation of the loan loss allowance, the percentage of allowance to the total allowance and the percentage of loans in each category to total loans as of December 31 ($ in thousands):

	2008			2007			2006
Real estate loans -
Conventional	$3,448	62%	76%	$3,023	58%	76%	$2,592	65%	78%
Construction	421	8%	2%	501	10%	3%	357	9%	3%
Collateral and consumer loans	139	2%	12%	199	4%	12%	130	3%	13%
Commercial and municipal loans	1,376	25%	9%	1,413	27%	8%	850	22%	6%
Impaired loans	210	4%	1%	45	1%	1%	46	1%	—
Unallocated	—	—	—	—	—	—	—	—	—

Allowance	$5,594	100%	100%	$5,181	100%	100%	$3,975	100%	100%

Allowance as a percentage of total loans		0.87%			0.82%			0.80%

	2005			2004
Real estate loans -
Conventional	$2,544	63%	77%	$2,445	61%	77%
Construction	291	7%	3%	265	7%	5%
Collateral and consumer loans	224	6%	14%	109	3%	14%
Commercial and municipal loans	963	24%	6%	1,058	26%	4%
Impaired loans	—	—	—	142	3%	—
Unallocated	—	—	—	—	—	—

Allowance	$4,022	100%	100%	$4,019	100%	100%

Allowance as a percentage of total loans		0.86%			0.97%

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

Noninterest Income and Expense

Total noninterest income increased $782,721, or 11.32%, to $7,697,098 for the twelve months ended December 31, 2008.

•

Customer service fees increased $708,214, or 14.80%, due in part to additional fees in the amount of approximately $243,000 contributed from a full fiscal year’s impact of the two banks acquired in 2007 as well as increased transaction activity resulting in higher ATM and overdraft protection fee income.

•

Net gain on sales and calls of securities increased in the amount of $909,919 and offset the $879,720 writedown of securities that recorded the other than temporary impairment of 20,000 shares of Fannie Mae Preferred Stock, Series F.

•	Net gain on sales of loans decreased $7,432, or 0.88%, as the Bank’s total of sold loans decreased to $48.3 million during 2008 from $49.7 million of sold loans during 2007.

•

Loss on sale of other real estate owned and fixed assets increased $59,878 during 2008 due in part to the recognition of losses on leasehold improvements in the amount of $38,535 as a result of closing the retail branch in Killington, Vermont, in August 2008, as well as net losses on other real estate owned in the amount of $27,644.

•	Rental income increased in the amount of $22,694, or 3.48%, as a result of ordinary consumer price index-based increases during 2008.

•	The realized gain in Charter Holding Corp. increased $28,738, or 12.81%, to $253,114 for the twelve months ended December 31, 2008, from $224,376 for the same period in 2007, as a

Management’s Discussion and Analysis (continued)

direct reflection of earnings reported by Charter Holding Corp.

•	Brokerage service income decreased in the amount of $96,788, or 53.15%, to $85,301 for the year ended December 31, 2008, as commissions received declined during the year.

Total noninterest expenses increased $3,990,712, or 19.35%, to $24,618,329 for the twelve months ended December 31, 2008, from $20,627,617 for the same period in 2007.

•

Salaries and employee benefits increased $1,720,564, or 16.43%, to $12,190,464 for the twelve months ended December 31, 2008 from $10,469,900 for the same period in 2007. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $1,854,482, or 16.36%, to $13,190,734 for the twelve months ended December 31, 2008, from $11,336,252 for the same period in 2007. In addition to normal salary and benefit increases, during 2008, the Bank recognized a full twelve months of expenses associated with staffing the branches acquired from First Brandon and First Community. Average full time equivalents increased to 250 for the twelve months ended December 31, 2008, compared to 214 for the same period in 2007 due to the acquisitions during 2007. The deferral of expenses in conjunction with the origination of loans increased $133,918, or 18.46%, to $1,000,270 for the twelve months ended December 31, 2008, from $866,352 for the same period in 2007. This increase was due to higher volume of loan originated in 2008 compared to 2007, which results in a higher amount of deferred expenses associated with origination costs associated with salary and employee benefits.

•

Occupancy and equipment expenses increased $630,602, or 18.78%, to $3,989,322 for the twelve months ended December 31, 2008 from $3,358,720 for the same period in 2007 as the Bank recorded a full twelve months of expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three months, respectively, during 2007.

•

Advertising and promotion increased in the amount of $79,993, or 19.83%, to $483,429 for the twelve months ended December 31, 2008 from $403,436 for the same period in 2007, due to increased media outlets associated with the Bank’s two-state geographical footprint.

•

Professional fees increased $226,428, or 37.21% to $834,956 for the twelve months ended December 31, 2008 from $608,528 for the same period in 2007, due to expanded requirements associated with the Bank’s audit and compliance programs.

•

Data processing and outside services fees increased $186,869, or 23.49%, to $982,407 for the twelve months ended December 31, 2008 from $795,538 for the same period in 2007, as the Bank recorded a full twelve months’ expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three months, respectively, during 2007.

•

ATM processing fees increased $65,941, or 12.76%, to $582,867 for the twelve months ended December 31, 2008 from $516,926 for the same period in 2007, due to the increase in ATM transaction activity, which were offset by fees generated from ATM transaction activity, due in part to additional ATMs in place throughout 2008 compared to 2007, during which additional ATMs were placed into service through the acquisitions.

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $60,346, or 70.02%, to $25,843 for the twelve months ended December 31, 2008 from $86,189 for the same period in 2007, due to a higher volume of prepayments of sold loans during 2008.

•

Other expenses increased in the amount of $1,119,612, or 28.35%, to $5,069,301 for the twelve months ended December 31, 2008 from $3,949,689 for the same period in 2007, as the Bank recorded a full twelve months’ expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three months, respectively, during 2007. In particular, as prepayment of mortgage loan estimates increased substantially and rapidly in the final month of 2008, periodic impairment associated with mortgage servicing rights increased $714,167 to $719,273 for the twelve months ended December 31, 2008 compared to $5,106 for the same period in 2007. In addition to increases in postage and telephone usage of $165,106, the Company recognized an increase of approximately $292,000 in amortization of the core deposit intangible, attributable to the acquired banks, during 2008 compared to 2007, due to a full twelve months of recognition.

Management’s Discussion and Analysis (continued)

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of FIN 48 did not have a material impact on its financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of the new issue did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 13 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008. See Note 15 to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 15 to the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

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

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Management’s Discussion and Analysis (continued)

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 32 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2007, and 2006, includes net deferred income tax expense of ($681,082), ($126,437), and $187,120, respectively. These amounts were determined by the amounts and liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2007 and 2006

In 2007, the Company earned $4,515,682, or $0.92 per common share, assuming dilution, compared to $5,039,859 or $1.17 per common share, assuming dilution, in 2006.

Financial Condition

Total assets increased $162,198,812, or 24.14%, to $834,229,842 as of December 31, 2007 from $672,031,030 as of December 31, 2006. The increase in assets includes approximately $177 million from the First Brandon and First Community Bank acquisitions.

Total gross loans, excluding loans held-for-sale, increased $133,562,665, or 27.11%, including approximately $129 million from the First Brandon and First Community Bank acquisitions, to $626,274,462 as of December 31, 2007. The Bank’s conventional real estate loan portfolio increased $54,027,375, or 19.18%, to $335,782,676. Construction loans increased $4,595,025, or 26.86%, to $21,704,154. Commercial real estate loans increased $39,222,376, or 37.99%, to $142,469,203, due primarily to new loans acquired from the two acquisitions. Additionally, consumer loans increased $12,342,536, or 19.51%, to $75,619,503 and Commercial and municipal loans increased $22,993,222, or 77.89%, to $52,514,784. These increases were due to the acquired loan portfolios of the acquired two banks. The continued favorable interest rate environment also made the above loan offerings very attractive. Sold loans totaled $305,838,179 at year-end 2007, compared to $300,019,470, at year-end 2006. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. The Bank expects to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable-rate loans in portfolio. Adjustable-rate mortgages comprise approximately 82% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years. Asset remained strong with non-performing assets as a percentage of total assets at 0.60% as the Bank continued to originate loans in a conservative manner. In particular, the Bank does not originate nor purchase “sub-prime” mortgage loans.

The fair value of investment securities available-for-sale decreased $4,062,300, or 4.44%, to $87,460,003, including approximately $21 million from the First Brandon and First Community Bank acquisitions, as of December 31, 2007, from $91,522,303 at December 31, 2006. The Bank used proceeds from

Management’s Discussion and Analysis (continued)

maturing securities to pay off maturing Federal Home Loan Bank advances.

The Bank realized no gains on the sales and calls of securities during 2007, as compared $71,069 during 2006. As of December 31, 2007, the Bank’s investment portfolio had a net unrealized holding loss of $1,663,149, compared to a net unrealized holding loss of $1,762,587 at December 31, 2006. Since the average life of the investment portfolio is less than five years and the liquidity of the Bank remains strong, the Bank does not anticipate the need to prematurely sell any investments and realize a loss. In addition, all securities are rated as investment grade by the leading rating agencies. The investments in the Bank’s investment portfolio that are temporarily impaired as of December 31, 2007 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored agencies.

Real estate owned and property acquired in settlement of loans was at $240,802 at December 31, 2007 compared to $0 at December 31, 2006.

Goodwill increased $15,153,454 to $27,293,470 as of December 31, 2007, from $12,140,016 as of December 31, 2006. Goodwill recognized due to the acquisition of First Brandon amounted to $7,503,046, after acquisition costs of $20,832,293. Goodwill recognized due to the acquisition of First Community amounted to $7,650,408, after acquisition costs of $14,649,648. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of New London Trust in 2001.

Core deposit intangible amounted to $3,160,303 as of December 31, 2007 due to the two acquisitions in 2007. The Bank amortized $307,697 during 2007, utilizing the sum-of-the-digit method over ten years to amortize the core deposit intangible.

Total deposits increased $187,466,197, (including approximately $152 million from the two acquisitions closed during 2007), or 40.27%, to $652,972,017 as of December 31, 2007 from $465,505,820 as of December 31, 2006. The increase in deposits occurred due to an increase in the Bank’s certificates of deposit as customers were attracted to safety and guarantee of FDIC insurance resulting from uncertain credit markets.

Advances from the FHLB decreased $56,613,126, or 47.18%, to $63,386,874, including approximately $3.6 million from the two acquisitions, from $120,000,000 at December 31, 2006. The Bank used proceeds from maturing investment securities, liquidity generated from the two acquisitions, and funds from deposit in-flows to pay-off maturing FHLB advances as part of a de-leveraging strategy used to reduce funding costs. The weighted average interest rate for the outstanding FHLB advances was 4.52% as of December 31, 2007, compared to 5.06% as of December 31, 2006.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2007 increased $1,838,589, or 9.98%, to $20,262,462. The increase was due to stabilizing interest rate margins, results from the two bank acquisitions, and increases in the Bank’s loan portfolio.

Total interest and dividend income increased $5,969,310, or 17.73%. Interest and fees on loans increased $5,857,064, or 20.62%, to $34,257,504 in 2007, due to the increase in loans outstanding and results from the two bank acquisitions.

Interest on taxable investments increased $26,660, or 0.63%. Dividends decreased $78,210, or 14.50%, to $539,418, as the Bank elected to use funds from maturing securities to pay off FHLB advances in lieu of re-investing them. Interest on other investments increased $163,796, or 39.94%, to $573,881. The yield on the Bank’s investment portfolio improved from 4.41% as of December 31, 2006 to 4.93% as of December 31, 2007 due to several higher yielding investments acquired from the two bank acquisitions.

Total interest expense increased $4,130,721, or 27.09%, for the year ended December 31, 2007. Interest on deposits increased $5,194,471, or 67.06%, because many of the Bank’s certificates of deposit (CD) matured and re-priced into higher yielding term deposits. In addition, the Bank was unable to lag deposit re-pricing due to competitive pressures. Interest on FHLB advances and other borrowed money decreased $1,018,404, or 18.43%, to $4,506,663 for the year ended December 31, 2007 from $5,525,067 for the year ended December 31, 2006. FHLB advances outstanding decreased to $63,386,874 at December 31, 2007 from $120,000,000 at December 31, 2006 as the Bank used the proceeds from the maturing investment securities to pay off maturing advances as part of a de-leveraging strategy deployed to reduce the Bank’s cost of funds.

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

Management’s Discussion and Analysis (continued)

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased slightly to 2.91% at December 31, 2007 from 2.87% at December 31, 2006. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased slightly to 3.06% as of December 31, 2007, from 3.02% as of December 31, 2006. Both increases are indicative of the Federal Reserve Bank’s easing of the Fed Funds rates and the subsequent steepenning of the yield curve. Since the Bank is liability sensitive, as interest rates decrease, the Bank’s interest rate spread and margin will increase. Although the Bank experienced a slight stabilizing of its spread and margin, the Bank’s interest expense increased 27.09% compared to the increase in interest income of 17.73%.

Allowance and Provision for Loan Losses

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

Loans 30 to 89 days past due were $8,291,466 and $1,511,770 at December 31, 2007 and 2006, respectively. Total non-performing loans amounted to $4,744,729 and $753,992 at December 31, 2007 and 2006, respectively. That increase is largely due to one commercial real estate loan on nonaccrual status. At year-end 2007, $3.8 million was considered impaired. That compares to $305,000 at the end of 2006. Loans over 90 days past due increased from $753,992 to $4,744,729 during 2007. This increase reflects an increased number of past due loans, as the acquisitions increased the total number of loans in the portfolio. As a percent of assets, non-performing loans increased from 0.11% at the year-end 2006 to 0.57% at December 31, 2007. Non-performing loans as a percent of total loans increased from 0.15% to 0.75% at the end of 2007. At December 31, 2007 the Bank held $240,802 of other real estate owned and repossessed assets. The Bank had no other real estate owned or repossessed assets at year-end 2006. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2007 and 2006, interest income on such loans would have amounted to approximately $64,200 and $39,600 respectively.

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

Management’s Discussion and Analysis (continued)

Noninterest Income and Expense

Total noninterest income increased $1,039,817, or 17.70%, to $6,914,377 for the twelve months ended December 31, 2007.

•

Customer service fees increased $758,697, or 18.85%, due to an increased volume of transactions on the Bank’s overdraft protection program, as well as new fees in the amount of approximately $375,000 contributed from the Bank’s two acquired banks.

•

Net gain on sales and calls of securities decreased in the amount of $71,069, but was more than offset by Income on other investments in the amount of $144,174, which was earned when the Bank exercised stock warrants on one of its subordinated debt investments.

•	Net gain on sale of loans increased $81,240, or 10.63%, as the Bank’s total of sold loans increased to $49.7 million during 2007 from $38.2 million of sold loans during 2006.

•	Rental income increased in the amount of $96,614, or 17.38%, as the Bank’s investment property purchased in 2005 and located in Hillsborough, NH realized a full year of rental income.

•	The realized gain in Charter Holding Corp. increased $34,998, or 18.48%, to $224,376 for the twelve months ended December 31, 2007, from $189,378 for the same period in 2006.

•	Brokerage service income increased slightly in the amount of $4,673, or 2.63%, to $182,089 for the year ended December 31, 2007.

Total noninterest expenses increased $4,098,975, or 24.80%, to $20,627,617 for the twelve months ended December 31, 2007, from $16,528,642 for the same period in 2006. One-time costs in the amount of approximately $1 million associated with the two acquisitions are included in the increase of noninterest expense.

•

Salaries and employee benefits increased $1,727,358, or 19.76%, to $10,469,900 for the twelve months ended December 31, 2007 from $8,742,542 for the same period in 2006. Gross salaries and benefits paid increased $1,546,446, or 15.80%, to $11,336,252 for the twelve months ended December 31, 2007, from $9,789,806 for the same period in 2006. In addition to normal salary and benefit increases, fifty new staff positions were added to the Bank as a result of the opening of a new branch office in Hanover, New Hampshire, and the acquisitions of the First Brandon and First Community. Total full time equivalents increased to 238 for the twelve months ended December 31, 2007, compared to 188 for the same period in 2006. The deferral of expenses in conjunction with the origination of loans decreased $180,912, or 17.27%, to $866,852 for the twelve months ended December 31, 2007, from $1,047,264 for the same period in 2006. This decrease was due to lower costs associated with the origination of residential real estate mortgage loans in 2007 compared to 2006, which results in a lower amount of deferred expenses associated with origination costs associated with salary and employee benefits.

•

Occupancy and equipment expenses increased $717,716, or 27.18%, to $3,358,720 for the twelve months ended December 31, 2007 from$ 2,641,004 for the same period in 2006 as the Bank absorbed expenses from operating eleven new branch offices as a result of the two acquisitions and the opening of the Hanover, New Hampshire branch.

•

Advertising and promotion increased in the amount of $82,339, or 25.64%, to $403,436 for the twelve months ended December 31, 2007 from $321,097 for the same period in 2006, due to the promotion of the Bank’s eleven new offices and increased media outlets associated with the Bank’s enlarged geographical footprint.

•

Professional fees increased $60,958, or 11.13% to $608,528 for the twelve months ended December 31, 2007 from $547,570 for the same period in 2006, due to expanded requirements associated with the Bank’s audit and compliance programs.

•

Data processing and outside services fees increased $155,189, or 24.24%, to $795,538 for the twelve months ended December 31, 2007 from $640,349 for the same period in 2006, due to the increase of transactions associated with the Bank’s two acquisitions.

•

ATM processing fees increased $117,818, or 29.52%, to $516,926 for the twelve months ended December 31, 2007 from $399,108 for the same period in 2006, due to the increase in ATM transactions, which were offset by fees generated from ATM transactions.

Management’s Discussion and Analysis (continued)

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $103,131, or 54.47%, to $86,189 for the twelve months ended December 31, 2007 from $189,320 for the same period in 2006, due to a lower volume of prepayments of sold loans.

•

Other expenses increased in the amount of $1,254,456, or 46.54%, to $3,949,689 for the twelve months ended December 31, 2007 from $2,684,540 for the same period in 2006, due in part to increases in postage and telephone usage, as well as new expenses of approximately $460,000 associated with the Vermont franchise tax and the amortization of the core deposit intangible. In addition, one-time expenses in the amount of $222,000 associated with the Bank’s conversion of databases associated with the two acquisitions contributed to the increase in other expenses.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which the Company is party is contained in Note 20 to the Consolidated Financial Statements.

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 31, 2009

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2008	2007
ASSETS
Cash and due from banks	$22,561,691	$22,510,541
Federal Home Loan Bank overnight deposit	—	11,524,000

Total cash and cash equivalents	22,561,691	34,034,541
Securities available-for-sale	81,988,488	86,810,003
Federal Home Loan Bank stock	4,946,300	7,532,700
Loans held-for-sale	1,937,750	2,507,880
Loans receivable, net of the allowance for loan losses of $ 5,594,312 as of December 31, 2008 and $5,181,471 as of December 31, 2007	636,720,290	626,274,462
Accrued interest receivable	2,715,864	2,853,558
Premises and equipment, net	17,649,624	17,654,863
Investments in real estate	3,587,020	3,512,126
Other real estate owned	263,000	240,802
Goodwill	27,293,470	27,293,470
Intangible assets - core deposits	2,560,527	3,160,303
Investment in partially owned Charter Holding Corp., at equity	3,135,895	3,152,232
Bank owned life insurance	9,556,167	9,141,849
Due from broker	20,868,360
Other assets	7,413,968	10,041,053

Total assets	$843,198,414	$834,209,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$45,968,057	$48,239,896
Interest-bearing	607,385,268	604,712,121

Total deposits	653,353,325	652,952,017
Federal Home Loan Bank advances	66,317,485	63,386,874
Other borrowings	2,157,500	237,500
Securities sold under agreements to repurchase	15,072,991	15,440,993
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	11,000,021	8,905,135

Total liabilities	768,521,322	761,542,519

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 6,208,051 shares issued and 5,747,772 shares outstanding as of December 31, 2008 and 6,182,051 shares issued and 5,726,772 shares outstanding as of December 31, 2007	62,081	61,821
Paid-in capital	45,756,112	45,480,955
Retained earnings	38,399,369	35,982,392
Accumulated other comprehensive loss	(2,389,747)	(1,768,076)
Treasury stock, 460,279 shares as of December 31, 2008 and 455,279 shares as of December 31, 2007	(7,150,723)	(7,089,769)

Total shareholders’ equity	74,677,092	72,667,323

Total liabilities and shareholders’ equity	$843,198,414	$834,209,842

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2008	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$37,570,672	$34,257,504	$28,400,440
Interest on debt investments
Taxable	4,460,190	4,272,274	4,245,614
Dividends	329,877	539,418	617,628
Other	275,038	573,881	410,085

Total interest and dividend income	42,635,777	39,643,077	33,673,767

INTEREST EXPENSE
Interest on deposits	12,937,657	12,940,592	7,746,121
Interest on advances and other borrowed money	2,226,556	4,506,663	5,525,067
Interest on debentures	1,315,365	1,479,622	1,453,609
Interest on securities sold under agreements to repurchase	234,470	453,738	525,097

Total interest expense	16,714,048	19,380,615	15,249,894

Net interest and dividend income	25,921,729	20,262,462	18,423,873
PROVISION FOR LOAN LOSSES	1,101,100	122,500	230,011

Net interest and dividend income after provision for loan losses	24,820,629	20,139,962	18,193,862

NONINTEREST INCOME
Customer service fees	5,492,839	4,784,625	4,025,928
Net gain on sales and calls of securities	909,919	—	71,069
Writedown of securities	(879,720)	—	—
Income on other investments	—	144,174	—
Net gain on sales of loans	838,400	845,832	764,592
(Loss) gain on sale of other real estate owned and fixed assets	(59,878)	—	82,633
Rental income	675,256	652,562	555,948
Realized gain in Charter Holding Corp.	253,114	224,376	189,378
Brokerage service income	85,301	182,089	177,416
Bank owned life insurance income	380,195	80,307	—
Other income	1,672	412	7,596

Total noninterest income	7,697,098	6,914,377	5,874,560

NONINTEREST EXPENSES
Salaries and employee benefits	12,190,464	10,469,900	8,742,542
Occupancy and equipment expenses	3,989,322	3,358,720	2,641,004
Advertising and promotion	483,429	403,436	321,097
Professional services	834,956	608,528	547,570
Data processing and outside services fees	982,407	795,538	640,349
ATM processing fees	582,867	516,926	399,108
Amortization of mortgage servicing rights in excess of mortgage servicing income	25,843	86,189	189,320
Supplies	459,740	438,691	352,419
Other expenses	5,069,301	3,949,689	2,695,233

Total noninterest expenses	24,618,329	20,627,617	16,528,642

INCOME BEFORE PROVISION FOR INCOME TAXES	7,899,398	6,426,722	7,539,780
PROVISION FOR INCOME TAXES	2,174,326	1,911,040	2,499,921

NET INCOME	$5,725,072	$4,515,682	$5,039,859

Earnings per common share	$1.00	$0.93	$1.20

Earnings per common share, assuming dilution	$0.99	$0.92	$1.17

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31,	2008	2007	2006
COMMON STOCK
Balance, beginning of year	$61,821	$42,936	$42,280
Exercise of stock options 26,000 shares in 2008, 68,758 shares in 2007, 65,600 shares in 2006)	260	688	656
Shares issued for acquisitions (1,819,713 shares)	—	18,197	—

Balance, end of year	$62,081	$61,821	$42,936

PAID-IN CAPITAL
Balance, beginning of year	$45,480,955	$17,930,597	$17,025,045
Increase on issuance of common stock from the exercise of stock options	248,865	782,044	784,469
Tax benefit for stock options	26,292	47,911	93,033
Acquisition of First Brandon	—	15,582,350	—
Acquisition of First Community	—	11,138,053	—
Stock-based compensation (SFAS 123R)	—	—	28,050

Balance, end of year	$45,756,112	$45,480,955	$17,930,597

RETAINED EARNINGS
Balance, beginning of year	$35,982,392	$33,941,729	$31,048,903
Net income	5,725,072	4,515,682	5,039,859
Cumulative effect of a change in accounting principle—initial application of EITF Issue No. 06-4	(320,034)	—	—
Cash dividends paid	(2,988,061)	(2,475,019)	(2,147,033)

Balance, end of year	$38,399,369	$35,982,392	$33,941,729

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(1,768,076)	$(1,707,556)	$(1,276,713)
Net unrealized holding income on securities available-for-sale, net of tax effect	1,226,878	60,050	212,287
Other comprehensive loss - pension plan	(1,356,767)	(120,570)	—
Other comprehensive loss – derivative	(480,741)	—	—
Other comprehensive loss – equity investment	(11,041)	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	(643,130)

Balance, end of year	$(2,389,747)	$(1,768,076)	$(1,707,556)

TREASURY STOCK
Balance, beginning of year	$(7,089,769)	$(1,798,300)	$(112,966)
Shares repurchased (5,000 shares in 2008, 341,779 shares in 2007 and 105,500 shares in 2006)	(60,954)	(5,291,469)	(1,685,334)

Balance, end of year	$(7,150,723)	$(7,089,769)	$(1,798,300)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2008	2007	2006
Net income	$5,725,072	$4,515,682	$5,039,859
Other comprehensive (loss) income, net of tax effect	(621,671)	(60,520)	212,287

Comprehensive income	$5,103,401	$4,455,162	$5,252,146

Reclassification disclosure for the years ended December 31:

	2008	2007	2006
Net unrealized holding gains on available-for-sale securities	$2,061,789	$99,438	$422,595
Reclassification adjustment for realized gains in net income	(30,199)	—	(71,069)

Other comprehensive income before income tax effect	2,031,590	99,438	351,526
Income tax expense	(804,712)	(39,388)	(139,239)

	1,226,878	60,050	212,287

Other comprehensive loss - pension plan	(2,246,677)	(199,652)
Income tax benefit	889,910	79,082	—

	(1,356,767)	(120,570)	—

Change in fair value of derivatives used for cash flow hedges	(796,061)	—
Income tax benefit	315,320	—	—

	(480,741)	—	—

Other comprehensive loss – equity investment	(18,282)	—	—
Income tax benefit	7,241	—	—

	(11,041)	—	—

Other comprehensive (loss) income, net of tax	$(621,671)	$(60,520)	$212,287

Accumulated other comprehensive loss consists of the following as of December 31:

	2008	2007	2006
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes	$222,502	$(1,004,376)	$(1,064,426)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,120,467)	(763,700)	(643,130)
Unrecognized net loss, derivative, net of tax	(480,741)	—	—
Unrecognized net loss, equity investment, net of tax	(11,041)	—	—

Accumulated other comprehensive loss	$(2,389,747)	$(1,768,076)	$(1,707,556)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$5,725,072	$4,515,682	$5,039,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,521,290	1,671,562	1,346,924
Net decrease in mortgage servicing rights	953,619	227,113	234,347
Amortization of securities, net	8,541	54,106	541,592
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,694	10,693
Amortization of fair value adjustments, net (loans, deposits and borrowings)	273,863	209,715	12,074
Amortization of core deposit intangible	599,776	307,697	—
Net (increase) decrease in loans held-for-sale	570,130	(737,380)	492,800
Writedown of other real estate	53,741	—	—
Net gain on sales of premises, equipment, investment in real estate, other real estate owned and other assets	59,878	—	(82,633)
Net gain on sales and calls of securities	(909,919)	—	(71,069)
Writedown of securities	879,720	—	—
Increase in investment in Charter Holding Corp., at equity	(1,945)	(11,912)	(349)
Provision for loan losses	1,101,100	122,500	230,011
Deferred tax (benefit) expense	(681,082)	(126,437)	187,120
Change in cash surrender value of life insurance	(403,223)	(104,597)	—
(Increase) decrease in accrued interest receivable and other assets	(340,816)	373,777	(1,073,340)
Change in deferred loan origination costs, net	123,037	(128,158)	48,835
(Decrease) increase in accrued expenses and other liabilities	2,093,924	(2,135,727)	2,386,900
Stock-based compensation expense	—	—	28,050

Net cash provided by operating activities	11,637,399	4,248,635	9,331,814

Cash flows from investing activities:
Proceeds from sale of investment in real estate	—	—	269,590
Proceeds from sale of premises and equipment	16,000	—	—
Capital expenditures - investment in real estate	(164,692)	(54,896)	(1,528,131)
Capital expenditures - software	(191,779)	(26,213)	(133,458)
Capital expenditures - premises and equipment	(1,381,003)	(1,762,264)	(2,437,842)
Proceeds from sales of securities available-for-sale	20,191,593	—	5,071,069
Purchases of securities available-for-sale	(76,008,596)	(13,017,831)	(6,393,630)
Proceeds from maturities of securities available-for-sale	41,823,406	37,980,100	23,276,394
Purchases of Federal Home Loan Bank stock	(660,700)	—	(1,833,100)
Redemption of Federal Home Loan Bank stock	3,247,100	759,500	—
Redemption of Federal Reserve Bank stock	—	12,000	—
Loan originations and principal collections, net	(10,918,367)	(2,639,379)	(23,883,291)
Purchases of loans	(1,326,296)	(2,173,433)	(6,158,678)
Recoveries of loans previously charged off	230,744	182,926	189,788
Proceeds from sales of other real estate	173,318	—	—
Purchases of limited partnerships	—	(246,288)	—
Purchase of other investments	—	—	(2,000,000)
Purchase of bank owned life insurance	—	(5,000,000)	—
Premium paid on life insurance policies	(11,095)	(11,095)	—
Cash and cash equivalents acquired from First Brandon and
First Community, net of expenses paid of $1,320,347	—	7,678,405	—

Net cash provided by (used in) investing activities	(24,980,367)	21,681,532	(15,561,289)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2008	2007	2006
Cash flows from financing activities:
Net decrease in demand deposits, savings and NOW accounts	2,700,885	(11,904,868)	(43,261,994)
Net increase in time deposits	(2,484,827)	47,270,927	44,130,910
Increase (decrease) in short-term advances from Federal Home Loan Bank	4,383,000	617,000	(25,000,000)
Principal advances from Federal Home Loan Bank	60,000,000	10,000,000	65,000,000
Repayment of advances from Federal Home Loan Bank	(61,481,048)	(70,848,726)	(20,000,000)
Increase in other borrowed funds	2,000,000	237,500	—
Repayment of other borrowed funds	(80,000)	—	—
Net (decrease) increase in repurchase agreements	(368,002)	4,789,517	(2,990,853)
Repurchase of treasury stock	(60,954)	(5,291,469)	(1,685,334)
Dividends paid	(2,988,061)	(2,475,019)	(2,147,033)
Proceeds from exercise of stock options	249,125	782,732	785,125

Net cash (used in) provided by financing activities	1,870,118	(26,822,406)	14,830,821

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,472,850)	(892,239)	8,601,346
CASH AND CASH EQUIVALENTS, beginning of year	34,034,541	34,926,780	26,325,434

CASH AND CASH EQUIVALENTS, end of year	$22,561,691	$34,034,541	$34,926,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,216,587	$19,392,958	$14,744,455

Income taxes paid	$2,966,932	$2,098,875	$2,340,035

Loans transferred to other real estate owned	$284,000	$240,802	$—

Investment in real estate transferred to premises and equipment	$—	$4,425	$—

Increase in due from broker	$20,868,360	$—	$—

First Brandon Financial Corporation and First Community Bank acquisitions:

Cash and cash equivalents acquired	$16,421,746
Available-for-sale securities	20,854,637
Federal Home Loan Bank stock	751,600
Federal Reserve Bank stock	12,000
Net loans acquired	129,230,384
Premises and equipment acquired	4,283,792
Investment in real estate acquired	309,819
Accrued interest receivable	770,286
Bank owned life insurance policies	3,530,790
Other assets acquired	629,581
Core deposit intangible	3,468,000

180,262,635

Deposits assumed	151,964,388
Federal Home Loan Bank borrowings assumed	3,607,095
Securities sold under agreements to repurchase assumed	1,769,612
Other liabilities assumed	2,593,053

159,934,148

Net assets acquired	20,328,487

Merger costs	35,481,941

Goodwill	$15,153,454

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (Company) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (“Bank”), a federal stock savings bank, operates twenty eight branches primarily in Grafton, Hillsborough, Sullivan, and Merrimack Counties in west central New Hampshire and Rutland and Windsor Counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank (FHLB) overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2008 and 2007 includes $7,946,000 and $7,413,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

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

NOTE 1. Summary of significant accounting policies: (continued)

Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at an additional cost of $3,033,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from eight offices across New Hampshire, as well as one in Biddeford, Maine. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with Jefferson-Pilot.

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

At December 31, 2008 and 2007 the carrying amount of the Company’s investment in CHC equalled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Due from broker - The carrying amount of due from broker approximates fair value.

Investment in unconsolidated subsidiaries - Fair value of investment in unconsolidated subsidiary is estimated using discounted cash flow analyses, using interest rates currently being offered for similar investments.

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

Derivative financial instruments - Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-balance sheet instruments - Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

NOTE 1. Summary of significant accounting policies: (continued)

Interest rate swap agreement - For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company utilizes interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives contracts would be closed out and settled or classified as a trading activity.

Hedges of variable-rate debt are accounted for as cash flow hedges, with changes in fair value recorded in other assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Stock based compensation - At December 31, 2008, the Company has three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. $28,050 in stock-based employee compensation cost was recognized for its fixed stock option plans during the year ended December 31, 2006.

Recent accounting pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of FIN 48 did not have a material impact on its financial statements.

NOTE 1. Summary of significant accounting policies: (continued)

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of the new issue did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 13 - Employee benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008. See Note 15 - Fair value measurements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 15 - fair value measurements for additional information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

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

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 1. Summary of significant accounting policies: (continued)

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

NOTE 2. Issuance of Capital Securities:

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used a portion of the proceeds to redeem the balance of securities issued by NHTB Capital Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust II are being used for general corporate purposes. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly based on the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06%, 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used the proceeds to redeem the securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, which were callable on September 30, 2004. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

NOTE 2. Issuance of Capital Securities: (continued)

Capital Securities III accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years of the stated liquidation amount of $10 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating rate payments on Trust II to fixed rate payments. The terms of the interest rate swap agreement are as follows:

Notional amount:	$10,000,000
Trade date:	May 1, 2008
Effective date:	June 17, 2008
Termination date:	June 17, 2013
Fixed rate payer:	New Hampshire Thrift Bancshares
Payment dates:	Quarterly
Fixed rate:	6.65%
Floating rate payer:	PNC Bank
Payment dates:	Quarterly
Index:	Three month LIBOR

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2008:
Bonds and notes -
U. S. Government, including agencies	$13,015,080	$157,733	$—	$13,172,813
Mortgage-backed securities	59,209,471	1,334,771	40,545	60,503,697
Asset-backed securities	1,499,732	—	305,642	1,194,090
Other bonds and debentures	2,401,098	71,120	—	2,472,218
Preferred stock with maturities	5,000,000	—	722,000	4,278,000
Equity securities	494,666	540	127,536	367,670

Total available-for-sale	$81,620,047	$1,564,164	$1,195,723	$81,988,488

NOTE 3. Securities: (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2007:
Bonds and notes -
U. S. Government, including agencies	$21,516,957	$11,632	$13,548	$21,515,041
Mortgage-backed securities	50,945,486	130,641	604,756	50,471,371
Asset-backed securities	1,499,688	3,403	—	1,503,091
Other bonds and debentures	8,136,635	20,628	21,963	8,135,300
Preferred stock with maturities	5,000,000	—	950,000	4,050,000
Equity securities	1,374,386	100,814	340,000	1,135,200

Total available-for-sale	$88,473,152	$267,118	$1,930,267	$86,810,003

For the year ended December 31, 2008, proceeds from sales of securities available-for-sale amounted to $20,191,593. Gross gains of $909,919 were realized during 2008 on sales of available-for-sale securities. The tax provision applicable to these gross realized gains amounted to $360,419. For the year ended December 31, 2007, there were no sales of securities available-for-sale. For the year ended December 31, 2006, proceeds from sales of securities available-for-sale amounted to $5,071,069. Gross gains of $71,069 were realized during 2006 on sales of available-for-sale securities. The tax provision applicable to these gross realized gains amounted to $28,151.

Maturities of debt securities, excluding mortgage-backed securities and asset-backed securities, classified as available-for-sale are as follows as of December 31, 2008:

Fair Value
U.S. Government, including agencies	$6,042,500

Total due in less than one year	$6,042,500

U.S. Government, including agencies	$7,130,313
Other bonds and debentures	2,197,218

Total due after one year through five years	$9,327,531

Preferred stock with maturities	$4,278,000
Other bonds and debentures	275,000

Total due after ten years	$4,553,000

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of equity as of December 31, 2008.

Securities, carried at $92,739,149 and $71,698,643 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2008 and 2007, respectively. The securities pledged at December 31, 2008 includes a security sold on December 19, 2008 that did not settle until January 2009. The fair value of this security was $20,961 as of December 31, 2008.

NOTE 3. Securities: (continued)

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,278,000	$722,000	$4,278,000	$722,000
Mortgage-backed securities	1,176,741	33,269	3,926,061	7,276	5,102,802	40,545
Asset-backed securities	1,194,090	305,642	—	—	1,194,090	305,642
Equity securities	353,115	127,536	—	—	353,115	127,536

Total temporarily impaired securities	$2,723,946	$466,447	$8,204,061	$729,276	$10,928,007	$1,195,723

December 31, 2007:
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,050,000	$950,000	$4,050,000	$950,000
U.S. Government, including agencies	—	—	7,985,000	13,548	7,985,000	13,548
Mortgage-backed securities	1,136,750	4,358	36,696,877	600,398	37,833,627	604,756
Other bonds and debentures	201,696	543	5,022,397	21,420	5,224,093	21,963
Equity securities	550,000	340,000	—	—	550,000	340,000

Total temporarily impaired securities	$1,888,446	$344,901	$53,754,274	$1,585,366	$55,642,720	$1,930,267

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2008 consist of mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, an asset-backed security issued by a corporation with a strong credit rating, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As company management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2008	2007
Real estate loans
Conventional	$344,101,400	$335,782,676
Construction	13,515,208	21,704,154
Commercial	139,592,335	142,469,203

	497,208,943	499,956,033
Consumer loans	79,468,380	75,619,503
Commercial and municipal loans	62,491,345	52,514,784
Unamortized adjustment to fair value	1,399,900	1,496,542

Total loans	640,568,568	629,586,862
Allowance for loan losses	(5,594,312)	(5,181,471)
Deferred loan origination costs, net	1,746,034	1,869,071

Loans receivable, net	$636,720,290	$626,274,462

NOTE 4. Loans receivable: (continued)

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2008	2007	2006
BALANCE, beginning of year	$5,181,471	$3,975,122	$4,022,341
Charged-off loans	(919,003)	(402,438)	(467,018)
Recoveries of loans previously charged-off	230,744	182,926	189,788
Provision for loan losses charged to income	1,101,100	122,500	230,011
Increase in allowance for loan losses from acquisitions	—	1,303,361	—

BALANCE, end of year	$5,594,312	$5,181,471	$3,975,122

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2008. Total loans to such persons and their companies amounted to $782,991 as of December 31, 2008. During 2008 principal advances of $665,426 were made and principal payments totaled $815,942.

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

		December 31,
		2008	2007
Total nonaccrual loans		$7,011,209	$4,744,729

Accruing loans which are 90 days or more overdue		$—	$—

Impaired loans as of December 31,		2008	2007
Recorded investment in impaired loans at December 31		$4,547,504	$3,795,811
Portion of allowance for loan losses allocated to impaired loans		209,500	45,000
Net balance of impaired loans		4,338,004	3,750,811
Recorded investment in impaired loans with a related allowance for credit losses		888,441	47,866

Years Ended December 31,	2008	2007	2006
Average recorded investment in impaired loans	$3,923,353	$1,805,074	$211,849
Interest income recognized on impaired loans	$144,512	$143,452	$16,851
Interest income recognized on impaired loans on a cash basis	$144,512	$143,452	$16,851

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

	2008	2007
Sold loans	$311,228,362	$305,838,179

Participation loans	$15,671,059	$22,702,702

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2008 and 2007 was $721,195 and 1,674,814, respectively.

Servicing rights of $583,738, $661,973 and $1,321,488 were capitalized in 2008, 2007 and 2006, respectively. Amortization of capitalized servicing rights was $818,084 in 2008, $883,980 in 2007 and $1,559,508 in 2006.

NOTE 4. Loans receivable: (continued)

The fair value of capitalized servicing rights was $834,659 and $3,587,490 as of December 31, 2008 and 2007, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2008	2007
Balance, beginning of year	$10,544	$5,438
Increase	719,273	5,106

Balance, end of year	$729,817	$10,544

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2008	2007
Land and land improvements	$2,437,784	$2,418,499
Buildings and premises	18,099,097	17,172,274
Furniture, fixtures and equipment	8,383,434	8,110,325

	28,920,315	27,701,098
Less - Accumulated depreciation	11,270,691	10,046,235

	$17,649,624	$17,654,863

Depreciation expense amounted to $1,345,106, $1,225,934 and $940,486 for the years ending December 31, 2008, 2007 and 2006, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2008	2007
Land and land improvements	$411,828	$411,828
Building	3,503,621	3,338,928

	3,915,449	3,750,756
Less - Accumulated depreciation	328,429	238,630

	$3,587,020	$3,512,126

Rental income from investment in real estate amounted to $210,918, $195,056 and $129,997 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense amounted to $89,798, $84,948 and $58,238 for the years ending December 31, 2008, 2007 and 2006, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

	2008	2007
Demand deposits	$45,968,057	$48,239,896
Savings	118,265,931	116,288,204
N.O.W.	155,661,950	151,866,391
Money market	40,424,476	41,225,038
Time deposits	293,032,911	295,332,488

	$653,353,325	$652,952,017

NOTE 7. Deposits: (continued)

The following is a summary of maturities of time deposits as of December 31, 2008:

2009	$261,554,584
2010	21,115,541
2011	8,131,883
2012	603,843
2013	1,627,060

$293,032,911

Interest expense by major category of interest-bearing deposits is summarized as follows for the year ended December 31:

	2008	2007	2006
Time deposits	$10,425,592	$10,391,841	$6,002,063
N.O.W.	466,225	980,180	899,643
Money market	572,185	439,538	181,740
Savings	1,473,655	1,129,033	662,675

	$12,937,657	$12,940,592	$7,746,121

Deposits from related parties held by the Bank as of December 31, 2008 and 2007 amounted to $1,316,574 and $1,779,667, respectively.

As of December 31, 2008 and 2007, time deposits include $104,772,792 and $112,447,762, respectively, of certificates of deposit with a minimum balance of $100,000. Generally, deposits in excess of $250,000 are not federally insured.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2008 are summarized as follows:

2009	$15,382,246
2010	25,000,000
2011	5,000,000
2013	10,000,000
Thereafter	11,000,000
Fair value adjustment	(64,761)

$66,317,485

As of December 31, 2008, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
October 29, 2009	January 29, 2009 and quarterly thereafter	$10,000,000
January 28, 2010	January 28, 2009	10,000,000
January 28, 2013	January 28, 2011	10,000,000
April 30, 2018	January 28, 2009 and quarterly thereafter	10,000,000

		$40,000,000

NOTE 8. Federal Home Loan Bank Advances: (continued)

As of December 31, 2008, the Company had a $1,000,000 putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015 and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 2, 2009 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2008, the three month LIBOR was at 1.425%.

At December 31, 2008, the interest rates on FHLB advances ranged from 1.28% to 4.25%. The weighted average interest rate at December 31, 2008 is 2.94%.

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

NOTE 9. Other borrowed funds:

Other borrowed funds consist of a promissory note payable to a third party in the amount of $157,500. The note is payable in three installments on June 1, 2008, 2009 and 2010, and bears a variable interest rate equal to the prime rate as disclosed in the Wall Street Journal. Other borrowed funds also consists of a line of credit from PNC Bank with an outstanding balance of $2,000,000 at December 31, 2008. The terms of the line of credit are as follows:

ORIGINAL DATE	EXPIRATION DATE	INTEREST RATE	LINE OF CREDIT AMOUNT
March 28, 2008	March 27, 2009	6 month LIBOR	$2,000,000
		plus 1.50%

Principal is due in full on the expiration date.

NOTE 10. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2008 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 11. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2008	2007	2006
Current tax expense	$3,079,548	$2,093,512	$2,312,801
Benefit from net operating loss carryovers	(224,140)	(56,035)	—
Deferred tax (benefit) expense	(681,082)	(126,437)	187,120

Total income tax expense	$2,174,326	$1,911,040	$2,499,921

NOTE 11. Income taxes: (continued)

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2008	2007	2006
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(4.5)	(3.7)	(1.1)
Dividends received deduction	(2.1)	(2.6)	(2.8)
Federal tax credits	(1.3)
Other, net	1.4	2.0	3.1

Effective tax rates	27.5%	29.7%	33.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2008	2007
Deferred tax assets:
Interest on non-performing loans	$83,185	$25,433
Allowance for loan losses	1,972,372	1,747,081
Deferred compensation	558,980	548,052
Deferred retirement expense	376,560	293,458
Accrued directors fees	49,733	53,339
Accrued group health contingency	23,901	57,113
Writedown of securities	394,040	77,208
Net operating loss carryforwards	292,539	516,679
Net unrealized loss on investment at equity	7,241	—
Net unrealized loss on derivative	315,320	—
Net unrealized holding loss on securities available-for-sale	—	658,773
Unrecognized employee benefits under SFAS No. 158	1,390,822	500,912
Other	42,230	36,055

Gross deferred tax assets	5,506,923	4,514,103

Deferred tax liabilities:
Deferred loan costs, net of fees	(690,458)	(694,958)
Prepaid pension	(1,465,847)	(1,375,884)
Accelerated depreciation	(450,835)	(341,578)
Purchased goodwill	(2,072,506)	(1,776,433)
Mortgage servicing rights	(285,665)	(663,393)
Core deposit intangibles and other market value adjustments	(1,589,596)	(1,945,394)
Net unrealized gain on available-for-sale securities	(145,939)
Other	(16,180)	(15,407)

Gross deferred tax liabilities	(6,717,026)	(6,813,047)

Net deferred tax liability	$(1,210,103)	$(2,298,944)

During 2007, deferred tax assets were increased due to the acquisition of First Community Bank and First Brandon National Bank by $1,109,957 and $305,157, respectively. The acquisition also resulted in an increase in deferred tax liabilities of $2,056,263 due to market value adjustments and core deposit intangibles recorded as a result of the acquisitions.

As of December 31, 2008, the Company had federal net operating loss carryovers of approximately $860,411. The carryovers were transferred to the Company upon the acquisition of First Community Bank during 2007. The losses will expire in 2026 and are subject to certain annual limitations. Depending on the future earnings of the Company, up to $659,234 of losses can be used each year until fully utilized.

NOTE 12. Stock compensation plans:

At December 31, 2008, the Company has three fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2008, 240,510 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

There were no options granted in 2008 and 2007 and 7,500 options granted in 2006. The fair value of each option granted in 2008 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Weighted risk-free interest rate	—	—	4.60%
Weighted expected life	—	—	10 years
Weighted expected volatility	—	—	24.44%
Weighted expected dividend yield	—	—	3.39% per year

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2008, 2007 and 2006 and changes during the years ending on those dates is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	378,042	$12.10	446,800	$11.99	511,700	$11.95
Granted	—		—		7,500	15.30
Forfeits	(15,000)	12.27	—		(6,800)	13.05
Exercised	(26,000)	9.58	(68,758)	11.38	(65,600)	11.97

Outstanding at end of year	337,042	$12.28	378,042	$12.10	446,800	$11.99

Options exercisable at year-end	337,042		378,042		446,800
Weighted-average fair value of options granted during the year	—		—		$3.74

The following table summarizes information about fixed stock options outstanding as of December 31, 2008:

Options Outstanding and Exercisable

Exercise Prices	Number Outstanding as of 12/31/08	Remaining Contractual Life
$7.375	22,000	0.5 years
9.125	46,042	3.5 years
13.05	110,500	4.8 years
13.25	151,000	6.9 years
15.30	7,500	7.1 years

$12.28	337,042	5.3 years

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

The following tables set forth information about the plan, using a measurement date of December 31 for the year ended December 31, 2008 and 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,074,576	$4,879,462	$5,554,781
Service cost	—	—	467,458
Interest cost	312,584	304,680	340,938
Actuarial (gain) loss	(3,577)	57,358	431,469
Benefits paid	(150,740)	(166,924)	(532,299)
Curtailment gain	—	—	(1,382,885)

Benefit obligation at end of year	5,232,843	5,074,576	4,879,462

Change in plan assets:
Plan assets at estimated fair value at beginning of year	7,283,542	7,060,652	5,752,429
Actual return on plan assets	(1,710,548)	389,814	699,864
Employer contribution	—	—	1,140,658
Benefits paid	(150,740)	(166,924)	(532,299)

Fair value of plan assets at end of year	5,422,254	7,283,542	7,060,652

Funded status	$189,411	$2,208,966	$2,181,190

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $3,511,289 and $1,264,612 as of December 31, 2008 and 2007, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 0%, respectively, at December 31, 2008, 6.25% and 0% at December 31, 2007, respectively and 6.25% and 4.00% at December 31, 2006, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $5,232,843 and $5,074,576 at December 31, 2008 and 2007, respectively.

NOTE 13. Employee benefit plans: (continued)

Components of net periodic cost and other comprehensive loss:

	Years Ended December 31,
	2008	2007	2006
Service cost	$—	$—	$467,458
Interest cost on benefit obligation	312,584	304,680	340,938
Expected return on assets	(576,915)	(559,795)	(500,803)
Amortization of unrecognized prior service cost	—	—	(207)
Amortization of unrecognized net loss	37,209	27,687	110,562
Curtailment expense-prior service cost	—	—	23,043

Net periodic (benefit) cost	(227,122)	(227,428)	440,991

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Actuarial loss	2,283,886	227,339	—
Amortization of unrecognized actuarial loss	(37,209)	(27,687)	—

Total recognized in other comprehensive loss	2,246,677	199,652	—

Total recognized in net periodic (benefit) cost and other comprehensive loss	$2,019,555	$(27,776)	$440,991

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2009 is $206,185.

For the years ended December 31, 2008, 2007 and 2006, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2008	2007	2006
Discount rate	6.25%	6.25%	6.25%
Increase in future compensation levels	0%	0%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2008	Percent	2007	Percent
Equity securities	$2,802,294	51.6%	$4,715,678	64.8%
Corporate debt securities	995,671	18.4	1,036,883	14.2
U.S. Government and agency securities	1,202,334	22.2	1,217,637	16.7
Money Market	421,955	7.8	313,344	4.3

Total	$5,422,254	100.0%	$7,283,542	100.0%

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2008 and 30,000 shares of the Company’s stock as of December 31, 2007. The fair value of the shares on those dates was $233,749 (4.3% of total plan assets) and $372,000 (5.1% of total plan assets), respectively.

NOTE 13. Employee benefit plans: (continued)

The investment policy for the defined benefit pension plan sponsored by the Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2009 plan year and for the prior two years follows.

Target Percentage of Plan Assets Years Ended December 31,
Asset Category	2009	2008	2007
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2009.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2009	$149,000
2010	155,000
2011	156,000
2012	233,000
2013	229,000
Years 2014-2018	1,560,000

Defined Contribution Plan

The Bank sponsors a Profit Sharing—Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2008, 2007 and 2006, participating employees’ contributions totaled $535,985, $419,204 and $339,437, respectively. The Bank made contributions totaling $468,370 for 2008, $371,692, for 2007 and $32,522 for 2006. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

NOTE 13. Employee benefit plans: (continued)

In 2008, the Company adopted EITF Issue 06-4 and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $320,034. The total liability for the arrangements included in other liabilities was $331,056 at December 31, 2008. Expense under this arrangement was $11,022 for 2008.

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2008, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between April 30, 2009 and December 20, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2008:

2009	$393,468
2010	259,515
2011	239,496
2012	128,472
2013	48,370
Years thereafter	130,402

Total minimum lease payments	$1,199,723

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $404,704, $343,329 and $282,932 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15. Fair value measurements:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or

NOTE 15. Fair value measurements: (continued)

broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2008.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in mortgage-backed securities, asset-backed securities, preferred stock with maturities and other debt securities available-for-sale are generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The Company’s derivative financial instruments are generally classified within level 2 of the fair value hierarchy. For these financial instruments, the Company obtains fair value measurements from independent pricing services. The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data, that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

NOTE 15. Fair value measurements: (continued)

The following summarizes assets measured at fair value for the period ending December 31, 2008.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$81,988,488	$367,670	$81,620,818	$
Impaired loans	678,941		678,941

Totals	$82,667,429	$367,670	$82,299,759	$

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative—interest rate swap	$796,061	$	$796,061	$

Totals	$796,061	$	$796,061	$

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,561,691	$22,561,691	$34,034,541	$34,034,541
Securities available-for-sale	81,988,488	81,988,488	86,810,003	86,810,003
Federal Home Loan Bank stock	4,946,300	4,946,300	7,532,700	7,532,700
Loans held-for-sale	1,937,750	1,954,036	2,507,880	2,521,711
Loans, net	636,720,290	645,178,000	626,274,462	626,826,000
Other investment	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	515,545	620,000	613,656
Accrued interest receivable	2,715,864	2,715,864	2,853,558	2,853,558
Due from broker	20,868,360	20,868,360	—	—

Financial liabilities:
Deposits	653,353,325	656,224,000	652,972,017	652,909,000
FHLB advances	66,317,485	67,909,726	63,386,874	63,386,000
Other borrowings	2,157,500	2,157,500	237,500	237,500
Securities sold under agreements to repurchase	15,072,991	15,072,991	15,440,993	15,440,993
Subordinated debentures	20,620,000	17,146,013	20,620,000	20,409,000
Derivatives	796,061	796,061	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investment which are included in other assets and derivatives which are included in other liabilities. Accounting policies related to financial instruments are described in Note 1.

NOTE 16. Shareholders’ equity:

Liquidation account—On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2008.

Dividends—The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction—In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2008 includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 17. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2008
Basic EPS
Net income and income available to common shareholders	$5,725,072	5,745,735	$1.00
Effect of dilutive securities, options	—	12,495

Diluted EPS
Income available to common shareholders and assumed conversions	$5,725,072	5,758,230	$0.99

Year ended December 31, 2007
Basic EPS
Net income and income available to common shareholders	$4,515,682	4,841,538	$0.93
Effect of dilutive securities, options	—	74,153

Diluted EPS
Income available to common shareholders and assumed conversions	$4,515,682	4,915,691	$0.92

Year ended December 31, 2006
Basic EPS
Net income and income available to common shareholders	$5,039,859	4,207,679	$1.20
Effect of dilutive securities, options	—	117,491

Diluted EPS
Income available to common shareholders and assumed conversions	$5,039,859	4,325,170	$1.17

NOTE 18. Regulatory matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$67,118	11.36%	$47,266	≥8.0%	$59,083	≥10.0%
Core Capital (to Adjusted Tangible Assets)	65,715	8.12	32,366	≥4.0	40,457	≥5.0
Tangible Capital (to Tangible Assets)	65,715	8.12	12,137	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,715	11.12	N/A	N/A	35,450	≥6.0

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	63,660	11.08	45,952	≥8.0	57,440	≥10.0
Core Capital (to Adjusted Tangible Assets)	63,191	7.84	32,225	≥4.0	40,281	≥5.0
Tangible Capital (to Tangible Assets)	63,191	7.84	12,084	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	63,191	11.00	N/A	N/A	34,464	≥6.0

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2008		December 31, 2007
	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
Total equity	$93,741	$93,741	$92,044	$92,044
Accumulated other comprehensive loss	1,900	1,900	1,768	1,768
Allowable allowance for loan losses	—	5,358	—	5,116
Goodwill and core deposit intangible	(29,854)	(29,854)	(30,454)	(30,454)
Mortgage servicing asset	(72)	(72)	(167)	(167)
Equity investments and other assets	—	(3,955)	—	(4,647)

	$65,715	$67,118	$63,191	$63,660

NOTE 19. Stock split:

In February 2005, the Company approved a two-for-one stock split, in the form of a 100% stock dividend, of the Company’s common stock. The record date for the stock split was February 14, 2005. All per share amounts, references to common stock, shareholders’ equity amounts and stock option plan data have been restated as if the stock split had occurred as of the earliest period presented.

NOTE 20. Financial instruments:

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2008 and 2007, the maximum potential amount of the Company’s obligation was $829,221 and $1,995,079, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2008	2007
Commitments to extend credit	$16,700,556	$14,110,391

Letters of credit	$829,221	$1,995,079

Lines of credit	$87,761,000	$93,320,895

Unadvanced portion of construction loans	$23,413,930	$13,147,870

NOTE 21. Acquisitions:

On June 1, 2007, the Company acquired First Brandon Financial Corporation (First Brandon). Costs to acquire consisted of cash of $4,403,088, 1,067,650 shares issued ($14.605 market value per share or $15,593,026) and merger costs of $836,179 for a total acquisition cost of $20,832,293. Goodwill recognized amounted to $7,503,046 and of that total amount, $0 is deductible for tax purposes.

On October 1, 2007, the Company acquired First Community Bank (First Community). Costs to acquire consisted of cash of $3,019,906, 752,063 shares issued ($14.82 market value per share or $11,145,574) and merger costs of $484,168 for a total acquisition cost of $14,649,648. Goodwill recognized amounted to $7,650,408 and of that total amount, $0 is deductable for tax purposes.

NOTE 21. Acquisitions: (continued)

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

NOTE 22. Goodwill and intangible assets:

The Company’s assets as of December 31, 2008 include goodwill of $17,713,981 and intangible assets relating to the acquisitions of First Brandon and First Community in 2008. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank and $9,668,456 relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2008 and 2007 and found no impairment.

NOTE 22. Goodwill and intangible assets: (continued)

A summary of acquired amortizing intangible assets is as follows:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$686,527	$1,789,473
Core deposit intangible-First Community	992,000	220,946	771,054

Total	$3,468,000	$907,473	$2,560,527

Aggregate amortization expense was $599,776 in 2008. Amortization is being calculated on the sum-of-the-years digit method over ten years.

Estimated amortization expense for each of the five years succeeding 2008 is as follows:

2009	$536,721
2010	473,667
2011	410,612
2012	347,558
2013	284,503

NOTE 23. Subsequent event:

On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Letter Agreement (including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the Treasury pursuant to which the Company issued and sold to Treasury (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial exercise price of $8.14 per share (the “Warrant”), for an aggregate purchase price of $10 million in cash. All of the proceeds from the sale of the Series A Preferred Stock will be treated as Tier 1 capital for regulatory purposes.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.

The Company may redeem the Series A Preferred Stock after February 15, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Purchase Agreement) in excess of $2.5 million and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Office of Thrift Supervision.

NOTE 24. Condensed parent company financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2008	2007
ASSETS
Cash in Lake Sunapee Bank	$1,073,134	$320,355
Investment in subsidiary, Lake Sunapee Bank	93,732,163	92,044,278
Investment in affiliate, NHTB Capital Trust II	310,000	310,000
Investment in affiliate, NHTB Capital Trust III	310,000	310,000
Investment in DCC	2,000,000	—
Deferred expenses	272,683	283,376
Advances to Lake Sunapee Bank	52,664	53,739
Other assets	117,350	21,068

Total assets	$97,867,994	$93,342,816

LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Loan payable – PNC	2,000,000	—
Other liabilities	570,902	55,493

Total liabilities	23,190,902	20,675,493
SHAREHOLDERS’ EQUITY	74,677,092	72,667,323

Total liabilities and shareholders’ equity	$97,867,994	$93,342,816

CONDENSED STATEMENTS OF INCOME

	2008	2007	2006
Dividends from subsidiary, Lake Sunapee Bank	$4,500,000	$12,300,000	$1,800,000
Dividends from subsidiaries, NHTB Capital Trust II and III	38,144	44,534	43,373
Investment interest income	182,000	52,667	124,417
Interest expense on subordinated debentures	1,315,365	1,479,622	1,453,609
Interest expense on other borrowings	71,129	—	—
Net operating income including tax benefit	242,574	383,212	259,457

Income before equity in undistributed earnings of subsidiaries	3,576,224	11,300,791	773,638
Equity in undistributed earnings (loss) of subsidiaries	2,148,848	(6,785,109)	4,266,221

Net income	$5,725,072	$4,515,682	$5,039,859

NOTE 24. Condensed parent company financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activities:
Net income	$5,725,072	$4,515,682	$5,039,859
(Increase) decrease in accounts receivable and other assets	(20,000)	20,000	(19,675)
Increase (decrease) in accrued interest payable and other liabilities	34,668	(1,484)	11,108
(Increase) decrease in taxes receivable	(60,160)	55,508	96,618
Decrease (increase) in prepaid expenses	10,169	(13,440)	—
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,694	10,693
Stock-based compensation expense	—	—	28,050
Equity in undistributed loss (earnings) of subsidiaries	(2,148,848)	6,785,109	(4,266,221)

Net cash provided by operating activities	3,551,594	11,372,069	900,432

Cash flows from investing activities:
Purchase of other investment	(2,000,000)	—	(2,000,000)
Redemption of other investment	—	2,000,000	—
Net change in advances to subsidiary, Lake Sunapee Bank	1,075	73,128	2,705,911
Net cash and cash equivalents paid for First Brandon and First Community acquisitions	—	(7,422,994)	—

Net cash (used in) provided by investing activities	(1,998,925)	(5,349,866)	705,911

Cash flows from financing activities:
Proceeds from exercise of stock options	249,125	782,732	785,125
Proceeds other borrowed money	2,000,000	—	—
Dividends paid	(2,988,061)	(2,475,019)	(2,147,033)
Repurchase of treasury stock	(60,954)	(5,291,469)	(1,685,334)

Net cash used in financing activities	(799,890)	(6,983,756)	(3,047,242)

Net increase (decrease) in cash	752,779	(961,553)	(1,440,899)
Cash, beginning of year	320,355	1,281,908	2,722,807

Cash, end of year	$1,073,134	$320,355	$1,281,908

The Parent Only Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006, and therefore are not reprinted here.

NOTE 25. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2008 and 2007 follows:

	(In thousands, except earnings per share) 2008 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$11,068	$10,506	$10,512	$10,550
Interest expense	4,944	4,331	3,902	3,537

Net interest and dividend income	6,124	6,175	6,610	7,013
Provision for loan losses	37	140	184	741
Noninterest income	2,063	1,985	1,103	2,546
Noninterest expense	6,021	5,861	5,841	6,895

Income before income taxes	2,129	2,159	1,688	1,923
Income tax expense	745	753	582	94

Net income	$1,384	$1,406	$1,106	$1,829

Basic earnings per common share	$0.24	$0.24	$0.19	$0.32

Earnings per common share, assuming dilution	$0.24	$0.24	$0.19	$0.32

	(In thousands, except earnings per share) 2007 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$8,811	$9,174	$10,310	$11,349
Interest expense	4,337	4,633	4,963	5,448

Net interest and dividend income	4,474	4,541	5,347	5,901
Provision for loan losses	7	38	60	18
Noninterest income	1,530	1,635	1,769	1,980
Noninterest expense	4,324	4,681	5,107	6,515

Income before income taxes	1,673	1,457	1,949	1,348
Income tax expense	505	520	657	229

Net income	$1,168	$937	$1,292	$1,119

Basic earnings per common share	$.25	$.24	$.26	$.19

Earnings per common share, assuming dilution	$.24	$.24	$.25	$.20

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 17, 2009 there were issued and outstanding 5,747,772 shares of the registrant’s common stock.

The common stock is listed for trading on the NASDAQ Stock Market under the symbol “NHTB”. Based on the closing price of $10.35 on June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $59.5 million.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

PART I.

Item 1.	Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (NHTB or the Company), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the Bank), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (FDIC) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally-chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire, and Brandon, Pittsford, Rutland, West Rutland, and Woodstock, Vermont. The Company had assets of approximately $843.2 million as of December 31, 2008.

Through its subsidiary, Lake Sunapee Financial Services Corporation, the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area is concentrated in the counties of Merrimack, Sullivan, Hillsborough, Grafton and Cheshire in central and western New Hampshire and the counties of Rutland and Windsor in Vermont. These areas are best known for their recreational facilities and its resort/retirement environment.

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

LENDING ACTIVITIES

The Bank’s total loan portfolio was $636,720,290 at December 31, 2008, representing approximately 75% of total assets. As of December 31, 2008, approximately 78% of the mortgage loan portfolio had adjustable rates. As of December 31, 2008, the Bank had sold $311,228,362 in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize the Bank’s interest rate risk, and build a servicing portfolio.

REAL ESTATE LOANS. Conventional loans are solicited by the Bank’s loan origination team which solicits residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

Since the mid-1960’s, the terms of conventional residential mortgage loans originated by the Bank have contained a “due-on-sale” clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank’s portfolio.

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

MUNICIPAL LOANS. The Bank’s activity in the municipal lending market is limited to those towns and school districts located within its primary lending area and such loans are extended for the purposes of either tax anticipation, building improvements or other capital spending requirements. Municipal lending is considered to be an area of accommodation and part of the Bank’s continuing involvement with the communities it serves.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$483,694	75.68%	$478,252	76.14%	$385,002	77.79%
Construction	13,515	2.11	21,704	3.46	17,109	3.45
Consumer loans	79,468	12.43	75,619	12.04	63,277	12.79
Commercial and municipal loans	62,491	9.78	52,515	8.36	29,522	5.97

Total loans	639,168	100.00%	628,090	100.00%	494,910	100.00%
Unamortized adjustment to fair value	1,400		1,496		36
Allowance for loan losses	(5,594)		(5,181)		(3,975)
Deferred loan origination costs, net	1,746		1,869		1,741

Loans receivable, net	$636,720		$626,274		$492,712

			2005		2004
			Amount	% of Total	Amount	% of Total
			($ in thousands)
Real estate loans
Conventional and Commercial			$359,304	77.21%	$320,089	76.94%
Construction			13,080	2.81	21,757	5.23
Consumer loans			64,393	13.84	57,450	13.81
Commercial and municipal loans			28,558	6.14	16,723	4.02

Total loans			465,335	100.00%	416,019	100.00%
Unamortized adjustment to fair value			48		60
Allowance for loan losses			(4,022)		(4,019)
Deferred loan origination costs, net			1,790		1,748

Loans receivable, net			$463,151		$413,808

The following table sets forth the maturities of the loan portfolio at December 31, 2008, and whether such loans have fixed or adjustable interest rates:

Maturities	One year or less	One through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$7,605,151	$8,994,214	$83,728,340	$100,327,705
Adjustable interest rates	9,977,248	8,001,476	378,902,515	396,881,239

	17,582,399	16,995,690	462,630,855	497,208,944

Collateral/Consumer Loans with:
Predetermined interest rates	1,972,433	7,649,571	584,326	10,206,330
Adjustable interest rates	1,439,898	11,039,180	56,782,971	69,262,049

	3,412,331	18,688,751	57,367,297	79,468,379

Commercial/Municipal Loans with:
Predetermined interest rates	2,184,552	7,042,399	11,573,031	20,799,982
Adjustable interest rates	7,310,569	14,347,635	20,033,159	41,691,363

	9,495,121	21,390,034	31,606,190	62,491,345

Unamortized adjustment to fair value	—	—	1,399,900	1,399,900

Totals	$30,489,851	$57,074,475	$553,004,242	$640,568,568

The preceding schedule includes $7,011,209 of non-performing loans categorized within the respective loan types.

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

The Bank evaluates the security for each new loan made. Appraisals, when required, are made for the Bank by qualified sub-contracted appraisers. The appraisal of the real property upon which the Bank makes a mortgage loan is of particular significance to the Bank in the event that the loan is foreclosed, since an improper appraisal may contribute to a loss by, or other financial detriment to, the Bank in the disposition of the loan.

Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers of the Bank must approve the application before the loan can be granted. At times, the Loan Review Committee of the Bank’s Board of Directors reviews particularly large loans.

The Bank requires title certification on all first mortgage loans and the borrower is required to maintain hazard insurance on the security property.

Delinquent Loans, Classified Assets and Other Real Estate Owned

Reports listing delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by the Bank when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, the Bank takes a number of steps to ensure that the borrower will cure the delinquency. The Bank generally sends the borrower a notice of non-payment. The Bank then follows-up with telephone and/or written correspondence. When contact is made, the Bank attempts to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If the Bank purchases the property, it becomes other real estate owned.

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

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2008 and 2007 were $9,122,365 and $6,172,310, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

As of December 31, 2008, the Bank owned two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

NHTB Capital Trust II and III

NHTB Capital Trust II (Trust II) and NHTB Capital Trust III (Trust III) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, the Trust II issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, the Trust III issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust III to fixed-rate payments. The terms of the interest rate swap agreement are as follows:

Notional amount:	$10,000,000
Trade date:	May 1, 2008
Effective date:	June 17, 2008
Termination date:	June 17, 2013
Fixed-rate payer:	New Hampshire Thrift Bancshares, Inc.
Payment dates:	Quarterly
Fixed-rate:	6.65%
Floating rate payer:	PNC Bank
Payment dates:	Quarterly
Index:	Three-month LIBOR

For more information, see Note 2 of the Consolidated Financial Statements.

COMPETITION

The Bank faces strong competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks as well as credit unions located in its primary market areas. The Bank faces additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

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

The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale, or held-for-trading. Please refer to Note 3 of the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed and asset-backed securities, are as follows as of December 31, 2008:

		Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
U.S. Government, including agencies		$6,042,500	$6,004,084	4.08%

Total due in less than one year		6,042,500	6,004,084	4.08

U.S. Government, including agencies		7,130,313	7,010,996	3.63
Other bonds and debentures		2,197,218	2,126,098	4.31

Total due after one year through five years		9,327,531	9,137,094	3.79

Preferred stock with maturities		4,278,000	5,000,000	6.39
Other bonds and debentures		275,000	275,000	6.79

Total due after ten years		4,553,000	5,275,000	6.12

		$19,923,031	$20,416,178	4.52%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$13,015,080	$157,733	$—	$13,172,813
Mortgage-backed securities	59,209,471	1,334,771	40,545	60,503,697
Asset-backed securities	1,499,732	—	305,642	1,194,090
Other bonds and debentures	2,401,098	71,120	—	2,472,218
Preferred stock with maturities	5,000,000	—	722,000	4,278,000
Equity securities	494,666	540	127,536	367,670

Total available-for-sale securities	$81,620,047	$1,564,164	$1,195,723	$81,988,488

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$21,516,957	$11,632	$13,548	$21,515,041
Mortgage-backed securities	50,945,486	130,641	604,756	50,471,371
Asset-backed securities	1,499,688	3,403	—	1,503,091
Other bonds and debentures	8,136,635	20,628	21,963	8,135,300
Preferred stock with maturities	5,000,000	—	950,000	4,050,000
Equity securities	1,374,386	100,814	340,000	1,135,200

Total available-for-sale securities	$88,473,152	$267,118	$1,930,267	$86,810,003

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$23,474,124	$—	$350,686	$23,123,438
Mortgage-backed securities	52,488,507	13,627	1,497,177	51,004,957
Asset-backed securities	1,499,645	2,830	—	1,502,475
Other bonds and debentures	9,338,228	169	86,633	9,251,764
Preferred stock with maturities	6,000,000	10,400	4,001	6,006,399
Equity securities	484,386	148,884	—	633,270

Total available-for-sale securities	$93,284,890	$175,910	$1,938,497	$91,522,303

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominately from within the Bank’s primary market areas. The Bank uses traditional means to advertise its deposit products, including print media, and generally does not solicit deposits from outside its primary market areas. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2008, time deposits represented approximately 45% of total deposits. Time deposits included $104,772,792 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31:

	2008	2007	2006
	($ in Thousands)
Net deposits (withdrawals)	$(12,537)	$22,561	$(6,877)
Acquired deposits	—	151,964	—
Interest credited on deposit accounts	12,938	12,941	7,746

Total increase (decrease) in deposit accounts	$401	$187,466	$869

At December 31, 2008, the Bank had $104.8 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	($ in thousands)
3 months or less	$29,251	2.58%
Over 3 through 6 months	27,885	2.96%
Over 6 through 12 months	39,015	3.26%
Over 12 months	8,622	3.43%

Total	$104,773	3.00%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$45,968	7.0%	$48,260	7.4%	$38,664	8.3%
NOW accounts	155,662	23.9	151,847	23.3	129,163	27.8
Money market accounts	40,424	6.2	41,225	6.3	25,276	5.4
Regular savings accounts	11,063	1.7	12,031	1.8	9,976	2.1
Treasury savings accounts	107,110	16.4	104,163	16.0	77,301	16.6
Club deposits	93	—	94	—	57	—

Total	360,320	55.2	357,620	54.8	280,437	60.2

Time deposits
Less than 12 months	261,556	40.0	270,586	41.5	172,195	37.1
Over 12 through 36 months	29,248	4.5	23,780	3.6	12,676	2.7
Over 36 months	2,229	0.3	966	0.1	198	—

Total time deposits	293,033	44.8	295,332	45.2	185,069	39.8

Total Deposits	$653,353	100.0%	$652,952	100.0%	$465,506	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$169,835	0.27%	$119,238	0.67%	$133,732	0.67%
Savings deposits	122,516	1.06	104,455	0.64	102,453	0.64
Money market deposits	39,235	1.46	32,252	1.37	29,858	0.54
Time deposits	290,648	3.59	226,618	4.53	163,227	3.68
Demand deposits	29,286	—	30,573	—	29,452	—

Total Deposits	$651,520		$513,136		$458,722

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2008	2007	2006
	($ in thousands)
0.00% – 0.99%	$1,117	$3,447	$2,765
1.00% – 1.99%	18,563	13,364	11,964
2.00% – 2.99%	118,986	8,229	7,595
3.00% – 3.99%	134,865	15,781	14,616
4.00% – 4.99%	19,256	195,714	93,268
5.00% – 5.99%	246	57,653	54,861
6.00% – 6.99%	—	1,144	—

Total	$293,033	$295,332	$185,069

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2008, the Bank had outstanding advances of $66 million from FHLB and advances outstanding of $63 million from FHLB at December 31, 2007.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in the financial statements for the year indicated:

	2008	2007	2006
	($ in thousands)
Balance at year end	$5,000	$—	$20,000
Average amount outstanding	861	32,917	20,833
Maximum amount outstanding at any month-end	5,000	55,000	60,000
Average interest rate for the year	1.28%	5.31%	5.16%
Average interest rate on year-end balance	1.28%	—	5.12%

REGULATION

General. NHTB is regulated as a savings and loan holding company by the OTS. NHTB is required to file reports with, and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2008, and in each of the prior 12 months, and, therefore is a “qualified thrift lender.” If the Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

At December 31, 2008, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2008:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$65,715	$12,137	$53,578
Core capital	65,715	32,366	33,349
Risk-based capital	67,118	47,266	19,852

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” rating in its most recent CRA examination, dated January 17, 2007.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (FRA). In general, these transactions must be on terms which are at least as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

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

At December 31, 2008, the Bank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the FDIC assigns an institution to one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate.

As of January 1, 2009, all insured institutions will pay a base rate annual assessment of 12 to 50 basis points (a basis point is $0.01 per $100 of assessable deposits) for the first quarter of 2009 based on the risk of loss to the Depository Insurance Fund posed by the particular institution. This is a substantial increase from the base rate assessment of 2 to 43 basis points that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.

On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 that will change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. Due to the systemic increase in deposit insurance assessments, and the special emergency assessment the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions will be assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. The Bank opted to remain in the transaction account guarantee portion of the TLGP, but opted out of the debt guarantee portion.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2008, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.10 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional FHLBs comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2008 of $4.9 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

On January 28, 2009, the FHLB of Boston notified its members via a letter from its President of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLB of Boston included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions, and indicated that members will likely face quarters where there is little to no dividend payout. The FHLB of Boston also indicated they could not indicate when dividends might edge closer to historical levels.

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $8,500,000 of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $9,300,000 and up to $34,600,000. Transaction account balances over $34,600,000 are subject to a reserve requirement of $1,038,000 plus 10% of any amount over $34,600,000.

The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window.

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

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution association that is approved by the OTS).

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

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. NHTB is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm Leach Bliley Act of 1999 (GLB Act), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as NHTB, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the QTL test.

Transactions between the Bank and NHTB and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations—Transactions with Affiliates” and “Regulation of Federal Savings Associations—Limitation on Capital Distributions.”

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

Quotation on Nasdaq. NHTB’s common stock is quoted on The Nasdaq Stock Market (NASDAQ). In order to maintain such quotation, NHTB is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•

the requirement to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the NASDAQ and by the Exchange Act, as amended, regulations promulgated thereunder;

•	that the nominating committee and compensation committee must also be composed entirely of independent directors; and

•	that the audit committee and nominating committee must each have a publicly available written charter.

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

State Income Tax

The Bank is subject to an annual Business Profits Tax imposed by the State of New Hampshire at the rate of 8.50% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. The State of New Hampshire has also instituted a Business Enterprise Tax, which places a tax on certain expense items. Interest, dividends, wages, benefits and pensions are taxed at a rate of 0.50%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2008, the Delaware franchise tax amounted to $40,185.

EMPLOYEES

At December 31, 2008, Lake Sunapee Bank had a total of 226 full-time employees and 23 part-time employees. These employees are not represented by collective bargaining agents. The Bank believes that its relationship with its employees is good.

Item 2.	Properties

The following table sets forth the location of the Bank’s offices and certain additional information relating to these offices at December 31, 2008:

	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
Location		Leased	Owned
9 Main Street Newport, NH	1868		$1,552,249

565 Route 11 Sunapee, NH	1965		$63,897

115 East Main Street Bradford, NH	1975		$398,844

300 Sunapee Street Newport, NH	1978		$66,003

165 Route 10 South Grantham, NH	1980		$282,605

116 Newport Road New London, NH	1981		$767,686

200 Heater Road Lebanon, NH	1986		$429,804

106 Hanover Street Lebanon, NH	1997		$1,685,129

15 Antrim Road Hillsboro, NH	1994		$744,605

321 Main Street New London, NH	1999		$1,110,132

(Continued)

	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
Location		Leased	Owned
32 Elm Street Milford, NH	2006		$1,148,199

2 Park Street Brandon, VT	2007		$1,088,146

Route 4 and Depot Hill Road. Pittsford, VT	2007		$330,136

484 Main Street West Rutland, VT	2007		$386,402

1340 Franklin Street Brandon, VT	2007		$761,558

No. One Bond Street Woodstock, VT	2007		$988,522

Route 4 West Woodstock, VT	2007		$199,099

100 Woodstock Avenue Rutland, VT	2007		$499,157

2997 Franklin Street (1) Brandon, VT	2007		$—

83 Main Street (1) West Lebanon, NH	1994	$112,395		2009	5 Years

12 Centerra Pkwy. (1) Lebanon, NH	1997	$63,606		2012	10 Years

Route 103 (1) Newbury, NH	1999	$139,508		2011	10 Years

7 Lawrence Street (1) Andover, NH	2003	$307,742		2012	15 Years

2-4 Main Street (1) Peterborough, NH	2004	$653,514		2009	30 Years

468 US Route 4 (1) Enfield, NH	2005	$383,878		2009	20 Years

345 Washington Street (1) Claremont, NH	2005	$297,872		2009	10 Years

12 South Street (1) Hanover, NH	2007	$178,634		2016	10 Years

104-110 Merchants Row (1) Rutland, VT	2007	$22,811		2008	24 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the fourth quarter of 2008.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s common stock based on reported sales prices on the NASDAQ Global Market. New Hampshire Thrift Bancshares, Inc. is traded under the symbol “NHTB.”

	Period	High	Low
2008	First Quarter	$13.400	$11.450
	Second Quarter	12.490	10.350
	Third Quarter	10.706	8.510
	Fourth Quarter	9.700	6.250
2007	First Quarter	$16.330	$15.500
	Second Quarter	15.500	14.170
	Third Quarter	16.200	13.980
	Fourth Quarter	15.270	10.430

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 17, 2009, the Company had approximately 777 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s common stock:

	2008	2007
First Quarter	$0.1300	$0.1300
Second Quarter	0.1300	0.1300
Third Quarter	0.1300	0.1300
Fourth Quarter	0.1300	0.1300

For information regarding limitations on the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 16 of the Consolidated Financial Statements.

On January 11, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program continued until 214,679 shares were repurchased. On June 20, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases were made from time to time at the discretion of management. The stock repurchase program will continue until 253,776 shares are repurchased. As of December 31, 2008, 237,500 shares of common stock had been repurchased. During 2008, a total of 5,000 shares were repurchased.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended December 31, 2008:

Period	Total number of shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
October 1, 2008 – October 31, 2008	—	—	—	148,088
November 1, 2008 – November 30, 2008	—	—	—	148,088
December 1, 2008 – December 31, 2008	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 24 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 24 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 25 through 61 of this document.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 14, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 14, 2009.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 14, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 14, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 14, 2009 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 14, 2009.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	337,042	$12.28	—

Equity compensation plans not approved by security holders	—	—	—

Total	337,042	$12.28	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 14, 2009 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 14, 2009.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 14, 2009 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about April 14, 2009.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b)	List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as Exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Steven R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.6	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.7	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).

10.8	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).

10.9	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).

10.10	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.11	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.12	Forms of Executive Salary Continuation Agreement among NHTB, Lake Sunapee Bank, fsb and Stephen W. Ensign and Stephen R. Theroux (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.13	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

13.1	Annual Report to Stockholders for the year ended December 31, 2008.

14.1	Code of Ethics (filed as Exhibit 14.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference).

21.1	Subsidiaries of NHTB.

23.1	Consent of Shatswell, MacLeoad & Company, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign	Chairman of the Board	March 31, 2009
	(Stephen W. Ensign)	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen W. Ensign	Chairman of the Board and Chief Executive Officer	March 31, 2009
(Stephen W. Ensign)
(Principal Executive Officer)

/s/ Stephen R. Theroux	Vice Chairman of the Board,	March 31, 2009
(Stephen R. Theroux)	President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Accounting Officer)

/s/ Leonard R. Cashman	Director	March 31, 2009
(Leonard R. Cashman)

/s/ William C. Horn	Director	March 31, 2009
(William C. Horn)

/s/ Peter R. Lovely	Director	March 31, 2009
(Peter R. Lovely)

/s/ Jack H. Nelson	Director	March 31, 2009
(Jack H. Nelson)

/s/ Michael T. Putziger	Director	March 31, 2009
(Michael T. Putziger)

/s/ Peter D. Terwilliger	Director	March 31, 2009
(Peter D. Terwilliger)

/s/ Joseph B. Willey	Director	March 31, 2009
(Joseph B. Willey)

New Hampshire Thrift Bancshares, Inc.

Directors	Officers
Stephen W. Ensign, Chairman	Stephen W. Ensign	William J. McIver
Stephen R. Theroux, Vice Chairman Leonard R. Cashman	Chairman of the Board and Chief Executive Officer	Executive Vice President
William C. Horn
Peter R. Lovely	Stephen R. Theroux	Laura Jacobi
Jack H. Nelson	Vice Chairman of the Board	Assistant Secretary
Michael T. Putziger	President, Chief Financial Officer
Peter D. Terwilliger	and Corporate Secretary
Joseph B. Willey

Lake Sunapee Bank, fsb

Directors

Stephen W. Ensign, Chairman

Stephen R. Theroux

Leonard R. Cashman

William C. Horn

John A. Kelley, Jr.

Peter R. Lovely

Jack H. Nelson

Michael T. Putziger

Peter D. Terwilliger

Joseph B. Willey

Executive Officers

Stephen W. Ensign

Chairman of the Board and

Chief Executive Officer

Stephen R. Theroux

President, Chief Operating Officer, and

Chief Financial Officer

William J. McIver

Executive Vice President,

Chief Information Officer and

Chief Administrative Officer

First Vice Presidents

Scott W. Laughinghouse

Commercial Lending

Sharon L. Whitaker

Mortgage Lending

Senior Vice Presidents

H. Bliss Dayton

Chief Risk Officer

Kenneth E. Howe

Commercial Lending

Karen D. Lynch

Commercial Lending

Robert C. O’Brien

Business Development

Vice Presidents

Arlene F. Adams

Commercial Lending

Colin S. Campbell

Commercial Lending

Erik C. Cinquemani

Loan Review

Stephen DeClue

Commercial Lending

Angie L. Deschenes

Retail Banking

Juanita A. Dupont

Loan Processing

Thomas B. Evans

Commercial Lending

Paul Faber

Commercial Lending

Albert S. Freeman III

Commercial Lending

Marlene H. Gardner

BSA and Security Officer

David W. Green

Retail Banking

Debora S. Henderson

Retail Banking

Jodi L. Hoyt

Human Resources

Laura Jacobi

Accounting and Finance

Peter N. Jennings

Loan Origination

Suzanne Johnson

Loan Servicing

James H. Miller

Control Officer

Dianne E. Nicol

Retail Banking

Marie A. Pelletier

Retail Operations

Francetta Raymond

Loan Operations

Dorisann D. Ross

Retail Banking

Sue G. Shaw

Commercial Lending

Paul W. St. Martin

Information Technology

Janet L. Zutell

Consumer Lending

Assistant Vice Presidents

Brandy L. Blackinton

Retail Banking

Sue L. Bryan

Retail Banking

Mary C. Campe

Business Banking

Andrea K. Coppola

Retail Banking

Dennis J. Driscoll, Jr.

Commercial Lending

Susan Fernald

Retail Banking

Vicki M. Lewis

Consumer Lending

Donald J. Pasini

Loan Origination

Maryanne E. Petrin

Accounting and Finance

Pellegrino A. Rossi

Lake Sunapee Group

Dena L. Sclafani

Loan Origination

Roxanne M. Shedd

Retail Banking

Terri G. Spanos

Retail Banking

Board of Advisors

Benjamin K. Barton	Paul J. Linehan
Douglas S. Baxter	Robert MacNeil
William S. Berger	Elizabeth W. Maiola
William A. Bittinger	Thomas F. McCormick
Phillip C. Camp, Sr.	J. David McCrillis
Paul R. Boucher	John C. McCrillis
Ruth I. Clough	F. Graham McSwiney
J. D. Colcord	Charles Memoe
Jacqueline C. Cote	Kenneth Miller
Ernest G. Dennis, Jr.	Thomas J. Mills
William J. Faccone, Sr.	Linda L. Oldham
John W. Flynn, Jr.	Daniel P. O’Neill
John W. Flynn, Sr.	Betty H. Ramspott
James J. Ford, Jr.	Robert F. Sennott
Sheffield J. Halsey	William J. Simms
Thomas Hayes	Charles Smid
Douglas J. Homan	Fredric M. Smith
Curtis A. Jacques	Earl F. Strout
Sharon J. Jacques	James R. Therrien
Charles S. Jakiela	Stefan Timbrell
Michael D. Johnson	Janis H. Wallace
Edward T. Kerrigan	James P. Wheeler
David H. Kidder	Carolyn B. Whittaker
Janet R. Kidder	John W. Wiggins, Sr.
John J. Kiernan, Jr.	Bruce Williamson
John J. Kiernan, Sr.	Thomas B. Woodger
Victor W. Laro	Michael J. Work

Stockholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Hogan & Hartson, LLP

555 Thirteenth Street, NW

Washington, DC 20004

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ Global Market under the symbol “NHTB”. There were approximately 777 stockholders of record on March 17, 2009. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2008	High	Low
First Quarter	$13.400	$11.450
Second Quarter	12.490	10.350
Third Quarter	10.706	8.510
Fourth Quarter	9.700	6.250

This Annual Report has been written by the Company’s staff.