Form 10-Q
period 2009-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2009-05-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant was submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and post pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files.)

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

Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 11, 2009, was 5,747,722.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$15,252,289	$22,561,691
Federal Home Loan Bank overnight deposits	31,500,000	—

Cash and cash equivalents	46,752,289	22,561,691
Securities available-for-sale	117,555,535	81,988,488
Federal Home Loan Bank stock	4,946,300	4,946,300
Loans held-for-sale	2,133,800	1,937,750
Loans receivable, net	622,412,882	636,720,290
Accrued interest receivable	2,817,203	2,715,864
Premises and equipment, net	17,498,678	17,649,624
Investments in real estate	3,565,662	3,587,020
Goodwill and other intangible assets	29,712,125	29,853,997
Investment in partially owned Charter Holding Corp., at equity	3,169,102	3,135,895
Bank owned life insurance	9,657,089	9,556,167
Other assets	6,534,834	28,545,328

Total assets	$866,755,499	$843,198,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$41,074,522	$45,968,057
Savings and interest-bearing checking accounts	305,180,406	314,352,356
Time deposits	308,275,334	293,032,912

Total deposits	654,530,262	653,353,325
Securities sold under agreements to repurchase	14,137,808	15,072,991
Federal Home Loan Bank advances	71,201,679	66,317,485
Other borrowed funds	2,157,500	2,157,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	19,797,415	11,000,021

Total liabilities	782,444,664	768,521,322

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, 10,000 issued and outstanding at March 31, 2009, and no shares issued at December 31, 2008	100	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,208,051 issued and 5,747,772 shares outstanding at March 31, 2009, and December 31, 2008, respectively	62,081	62,081
Unissued common stock warrants outstanding	85,020	—
Paid-in capital	55,675,037	45,756,112
Retained earnings	38,939,989	38,399,369
Accumulated other comprehensive loss	(3,300,669)	(2,389,747)
Treasury Stock, 460,279 shares as of March 31, 2009 and December 31, 2008	(7,150,723)	(7,150,723)

Total shareholders’ equity	84,310,835	74,677,092

Total liabilities and shareholders’ equity	$866,755,499	$843,198,414

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31, 2009	March 31, 2008
Interest and dividend income
Interest and fees on loans	$8,568,261	$9,787,989
Interest on debt investments:
Taxable	1,317,508	1,020,895
Dividends	259	129,917
Other	6,100	128,995

Total interest and dividend income	9,892,128	11,067,796

Interest expense
Interest on deposits	2,442,783	3,890,977
Interest on advances and other borrowed money	873,702	1,053,026

Total interest expense	3,316,485	4,944,003

Net interest and dividend income	6,575,643	6,123,793
Provision for loan losses	1,765,000	37,000

Net interest and dividend income after provision for loan losses	4,810,643	6,086,793

Noninterest income
Customer service fees	1,217,497	1,268,222
Net gain on sales of loans	460,610	322,440
Gain on sales of securities and other real estate and property owned, net	859,493	105,033
Rental income	165,249	163,481
Income from equity interest in Charter Holding Corp.	33,208	58,947
Brokerage service income	5,422	37,543
Bank owned life insurance income	93,424	107,290

Total noninterest income	2,834,903	2,062,956

Noninterest expenses
Salaries and employee benefits	3,077,961	3,028,635
Occupancy expenses	1,076,826	1,058,270
Advertising and promotion	59,442	85,097
Depositors’ insurance	38,894	18,319
Outside services	239,168	251,519
Professional services	210,627	174,933
ATM processing fees	151,679	140,994
Supplies	103,450	144,254
Amortization of mortgage servicing rights in excess of mortgage servicing income	19,156	41,925
Other expenses	717,323	1,077,307

Total noninterest expenses	5,694,526	6,021,253

Income before provision for income taxes	1,951,020	2,128,496
Provision for income taxes	618,868	744,043

Net income	$1,332,152	$1,384,453

Comprehensive income	$421,230	$1,957,056

Earnings per common share, basic	$0.21	$0.24

Average Number of Shares, basic	5,747,772	5,739,580
Earnings per common share, assuming dilution	$0.21	$0.24

Average Number of Shares, assuming dilution	5,747,772	5,763,979
Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,332,152	$1,384,453
Depreciation and amortization	390,829	363,850
Amoritzation of fair value adjustments, net (loans, deposits and borrowings)	31,325	103,509
Amortization (accretion) of securities, net	47,572	(2,126)
Net (increase) decrease in mortgage servicing rights	(282,638)	77,983
Net (increase) decrease in loans held-for-sale	(196,050)	962,636
Increase in cash surrender value of life insurance	(100,922)	(107,290)
Amortization of intangible assets	141,872	157,636
Provision for loan losses	1,765,000	37,000
Decrease in accrued interest receivable and other assets	1,288,726	254,677
Net loss on sales of other real estate owned	—	584
Net gain on sales and calls of securities	(852,798)
Income from equity interest in Charter Holding Corp.	(33,207)	(58,948)
Change in deferred loan origination fees and cost, net	(153,752)	(56,184)
Increase in accrued expenses and other liabilities	2,157,993	1,402,167

Net cash provided by operating activities	5,536,102	4,519,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(183,818)	(314,910)
Proceeds from sales of property aquired in settlement of loans	32,000	—
Proceeds from sales and calls of securities available-for-sale	42,141,035	—
Proceeds from maturities of securities available-for-sale	—	15,133,846
Purchases of securities available-for-sale	(50,306,017)	(15,219,516)
Redemptions of Federal Home Loan Bank stock	—	—
Loan originations and principal collections, net	12,649,172	3,030,433
Proceeds from sale of other real estate owned	—	67,476

Net cash provided by investing activities	4,332,372	2,697,329

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,176,937	(8,921,649)
Net decrease in securities sold under agreements to repurchase	(935,183)	(1,131,146)
Net increase (decrease) in advances from Federal Home Loan Bank	4,867,857	(735,664)
Proceeds from other borrowed funds	—	2,000,000
Proceeds from issuance of preferred stock	10,000,000	—
Dividends paid on preferred stock	(40,277)	—
Dividends paid on common stock	(747,210)	(746,427)
Payments to acquire treasury stock	—	(60,954)
Proceeds from exercise of stock options	—	267,990

Net cash provided by (used in) financing activities	14,322,124	(9,327,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,190,598	(2,110,574)
CASH AND CASH EQUIVALENTS, beginning of period	22,561,691	34,054,541

CASH AND CASH EQUIVALENTS, end of period	$46,752,289	$31,943,967

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31, 2009	March 31, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,455,615	$4,023,084
Interest on advances and other borrowed money	866,890	1,237,015

Total interest paid	$3,322,505	$5,260,099

Income taxes paid (received), net	$225,713	$(238,457)

Loans transferred to other real estate owned	$—	$195,607

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note B - Accounting Policies

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations or changes in financial position are consistent with those used for the year 2008.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank, fsb (the “Bank”), Lake Sunapee Group, Inc. (“LSGI”) which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (“LSFSC”), which was formed to manage the flow of funds from the brokerage services. LSGI and LSFSC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, these affiliates have not been included in the consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note D - Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available-for-Sale. The fair value of the Company’s available-for-sale securities portfolio is estimated using Level 1 and Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider quoted prices in active markets for identical assets, for Level 1, and observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and a bond’s terms and conditions, among other factors, for Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service.

The following summarizes assets measured at fair value for the period ending March 31, 2009.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$117,555,535	$229,900	$117,325,635	$—
Impaired loans	4,063,398	—	4,063,398	—

	$121,618,933	$229,900	$121,389,033	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$773,945	$—	$773,945	$—

	$773,945	$—	$773,945	$—

Note E - Stock-based Compensation

At March 31, 2009, the Company had three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters ended March 31, 2009 or March 31, 2008.

Note F - Pension Benefits

The following summarizes the net periodic pension cost (benefit) for the three months ended March 31:

	2009	2008
Service cost	$—	$—
Interest cost	79,987	78,146
Expected return on plan assets	(107,021)	(144,229)
Amortization of prior service cost	—	—
Amortization of unrecognized net loss	51,385	9,302

Net periodic pension benefit	$24,351	$(56,781)

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I.

Item 2	Management’s Discussion and Analysis

Forward-looking Statements

Statements included in this discussion, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made on behalf of the Company with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Bank is regulated by the Office of Thrift Supervision (“OTS”).

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of April 20, 2009, the Company had $1,614,594 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred and common stocks and the interest on its subordinated debentures.

Overview

•	Total assets were $866,755,499 at March 31, 2009, a increase of $23,557,085 from December 31, 2008.

•	Net loans outstanding decreased $14,307,408 to $622,412,882 at March 31, 2009, from December 31, 2008.

•	The Company earned $1,332,152, or $0.21 per diluted common share, for the quarter ended March 31, 2009, compared to $1,384,453, or $0.24 per diluted common share, for the same period in 2008.

•	For the quarter ended March 31, 2009, the Bank originated $77,240,580 in loans, compared to $54,051,021 in originated loans for the quarter ended March 31, 2008.

•	The Bank’s loan servicing portfolio totaled $322,479,515 at March 31, 2009, an increase from $313,908,222 at March 31, 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

The Bank’s interest rate margin increased to 3.47% at March 31, 2009 from 3.30% at March 31, 2008, as the decrease in short-term interest rates enabled the Bank to reprice its maturing liabilities faster than its assets.

•	On April 9, 2009, the Company announced a quarterly shareholder dividend in the amount of $0.13 per share payable on April 30, 2009.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2009, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period interest income.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Brandon Acquisition

On December 14, 2006, the Company entered into a definitive agreement to acquire First Brandon Financial Corporation, Brandon, Vermont (“First Brandon”) for approximately $20.9 million in cash and stock. Immediately following the closing of the transaction on June 1, 2007, First Brandon’s subsidiary bank, First Brandon National Bank, merged with and into the Company’s subsidiary bank, Lake Sunapee Bank, fsb, and operates under the name “First Brandon Bank, a division of Lake Sunapee Bank, fsb”. The combined company had approximately $771.0 million in assets and operated 24 branches in New Hampshire and Vermont at the time of the merger.

First Community Acquisition

On April 16, 2007, NHTB announced that it had entered into a definitive agreement to acquire First Community Bank (“First Community”) for approximately $14.6 million in cash and stock, which further expanded NHTB’s New Hampshire-based banking franchise into the State of Vermont. First Community merged with and into NHTB’s subsidiary bank, Lake Sunapee Bank, fsb, on October 1, 2007. First Community operated 5 branches located in Woodstock, Killington and Rutland, Vermont and had over $83.4 million in assets. The acquisition of First Community created a combined company with approximately $841.0 million in assets and 29 branches in New Hampshire and Vermont.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

For the quarter ended March 31, 2009, total assets increased $23,557,085, or 2.79%, from $843,198,414 at December 31, 2008 to $866,755,499 at March 31, 2009 due primarily to an increase in cash and cash equivalents and securities available-for-sale. Cash and cash equivalents increased $24,190,598, or 103.23% to $45,752,289 over the same period.

Net loans decreased $14,307,408, or 2.25%, from $636,720,290 at December 31, 2008 to $622,412,882, at March 31, 2009. For the quarter ended March 31, 2009, the Bank originated $77.2 million in loans, compared to $54.1 million in loans for the quarter ended March 31, 2008. The decrease of loans held in portfolio was primarily due to an increase in refinancings resulting from a decrease in rates for fixed rate mortgage loans which the Bank typically sells into the secondary market. At March 31, 2009, the Bank’s mortgage servicing loan portfolio amounted to $322,479,515, compared to $313,908,322 at March 31, 2008. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2009, adjustable-rate mortgages comprised approximately 78.0% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Securities available-for-sale increased $35,567,047 to $117,555,535 at March 31, 2009, compared to $81,988,488 as of December 31, 2008. The Bank’s net unrealized loss (after tax) on its investment portfolio was $699,776 at March 31, 2009 compared to an unrealized gain (after tax) of $368,441 at December 31, 2008. The investments in the Bank’s securities portfolio that are temporarily impaired as of March 31, 2009 consist of debt securities issued by the U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $264,500 as of March 31, 2009, compared to $288,305 as of December 31, 2008.

Goodwill and other intangible assets amounted to $29,712,125, or 3.43% of total assets, as of March 31, 2009, as compared to $29,853,997, or 3.54% of total assets, as of December 31, 2008 due to normal amortization of core deposit intangible assets.

Deposits increased $1,176,937 to $654,530,262 at March 31, 2009, from $653,353,325 at year-end December 31, 2008. While non-interest bearing checking accounts decreased $4,893,535, or 10.65%, and savings and interest-bearing checking accounts decreased $9,171,950, or 2.92%, time deposits increased $15,242,422, or 5.20%. The Bank’s transaction accounts balances are influenced by the seasonal migration of its owners and balances in these accounts typically decrease during the first quarter. The Bank’s time deposits increased due to the safety and increased guarantee of FDIC insurance resulting from uncertain credit markets.

Securities sold under agreements to repurchase decreased $935,183, or 6.20%, to $14,137,808 at March 31, 2009 from $15,072,991 at December 31, 2008 due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank maintained balances of $71,201,679 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of March 31, 2009, an increase of $4,884,194, or 7.36%, from December 31, 2008.

Other borrowings remained flat at $2,157,500 at March 31, 2009, including the renewal of a $2,000,000 line of credit from PNC Bank to the Company.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance are charged to income through the provision for loan losses. The Bank considers many factors in determining the appropriate amount of the allowance and tests the adequacy at least quarterly by preparing a worksheet applying loss factors to outstanding loans by type. In determining the loss factors, the Bank considers historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” In accordance with SFAS No.’s 114 and 118 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans or consumer loans.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses at March 31, 2009 was $6,910,301 compared to $5,567,859 at December 31, 2008. The increase comes from provisions of $1,750,000 made during the first quarter of 2009. The provisions were made in response to economic and market conditions, higher levels of classified loans and increases in loan delinquency and charge-offs. The larger allowance for loan loss is attributable to general portfolio trends and weaker economic conditions. The increase is not specific to any individual credit. At $6.9 million the allowance for loan loss represents 1.10% of total loans, up from 0.87% at December 31, 2008.

Included in the allowance for loan losses is an allowance for losses from the fee for service overdraft program. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2009 the overdraft allowance was $28,110 compared to $26,453 at year-end 2008. Provisions for overdraft losses were $15,000 over the three-month period ended March 31, 2008. The provisions made over the same period in 2008 were $37,000. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to the policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more. At March 31, 2009 the allowance for overdraft losses represented 130% of that target level.

Loan charged-offs were $414,045 during the first quarter 2009 compared to $545,404 during all of 2008 and $107,820 for the three months ended March 31, 2009. Recoveries were $6,487 over the first three months of 2009 compared to $42,635 for the 12-month period ended December 31, 2008 and $11,793 for the three months ended March 31, 2008. This resulted in net charge-offs of $407,558 for the first quarter of 2009 compared to $96,027 for the same period in 2008 and $502,769 for all of 2008. The higher net charge-offs are a reflection of weaker market conditions as borrowers are finding it more difficult to resolve financial problems. Two commercial loans accounted for more than half of the amount charged-off during the three months ended March 31, 2009.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans were $14,033,211 at March 31, 2009 compared to $9,122,365 at December 31, 2008. In addition, the Bank had $264,500 of OREO at March 31, 2009 compared to $288,305 at December 31, 2008. The increase in classified loans is the result of internal classification changes on a number of commercial relationships. The decline in OREO comes from the sale of bank owned property. Loans over 90 days past due were $4,095,722 at March 31, 2009 compared to $3,003,615 at December 31, 2008 and $1,347,042 at March 31, 2008. Loans 30 to 89 days past due were $11,302,566 at March 31, 2009 compared to $10,018,803 at December 31, 2008 and $7,510,063 at March 31, 2008. The higher level of loan losses, increasing loan delinquency and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and real estate market condition all contributed to the decisions to increase the amount of the allowance. The Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended March 31,2009, all loans for which management possesses information about possible borrower credit problems and doubts borrowers ability to comply with present loan repayment terms, or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the three months Ended March 31,
	2009	2008
Balance, beginning of period	$5,567,859	$5,160,628
Charged-off loans	(414,045)	(107,820)
Recoveries	6,487	11,793
Balance from acquisitions	—	—
Provision charged to income	1,750,000	—

Balance, end of period	$6,910,301	$5,064,601

	For the year ended December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$5,160,628	$3,950,986	$3,990,503	$4,019,450	$3,898,650
Charged-off loans	(545,404)	(128,566)	(75,196)	(36,766)	(14,737)
Recoveries	42,635	34,847	5,979	7,819	60,540
Balance from acquisitions		1,303,361	—	—	—
Provision charged to income	910,000	—	29,700	—	74,997

Balance, end of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450

The following is a summary of activity in the allowance for overdraft losses:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2009	2008	2009
Beginning balance	$26,453	$20,843	$20,843
Overdraft charge-offs	$84,855	$76,308	$373,598
Overdraft recoveries	$71,512	$37,245	$188,108
Net Overdraft Losses	$13,343	$39,063	$185,490
Provision for overdraft loans	$15,000	$37,000	$191,100

Ending Balance	$28,110	$18,780	$26,453

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2009		December 31, 2008
90 day delinquent loans (1)	$4,096	0.47%	$3,004	0.36%
Non-accrual impaired loans	4,063	0.48%	4,023	0.48%
Other real estate owned	265	0.03%	288	0.03%

Total non-performing loans	$8,424	0.98%	$7,315	0.87%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2009		December 31, 2008
Real estate loans-
Conventional	$4,224	75%	$3,448	76%
Construction	745	2%	421	2%
Collateral and consumer	157	13%	139	12%
Commercial and municipal	1,617	10%	1,376	9%
Impaired Loans	167	0%	210	1%

Total valuation allowance	$6,910	100%	$5,594	100%

Total valuation allowance as percentage of total loans	1.10%		0.87%

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

Comparison of the Operating Results

for the Three Months Ended March 31, 2009 and March 31, 2008

Consolidated net income for the three months ended March 31, 2009 was $1,332,152, or $0.21 per common share (assuming dilution), compared to $1,384,453, or $0.24 per common share (assuming dilution), for the same period in 2008, a decrease of $52,301, or 3.78%. The Bank’s net interest margin increased to 3.47% at March 31, 2009, compared to 3.30% at March 31, 2008. Net interest and dividend income increased $451,850 for the quarter ended March 31, 2009 from $6,123,793 for the quarter ended March 31, 2008 to $6,575,643 due to improving net interest income margins. The Company’s return on average assets and equity for the three months ended March 31, 2009 were 0.61% and 6.47%, respectively, compared to 0.64% and 10.14%, respectively, for the same period in 2008.

Interest and fees on loans decreased $1,219,728, or 12.46%, for the three-month period ended March 31, 2009 to $8,568,261 compared to $9,787,989 at March 31, 2008 due to loans repricing as well as the decrease in loans outstanding. Interest on investments increased $44,060, or 3.44%, for the three-month period ended March 31, 2009, due primarily to the interest from additional investment securities.

For the three months ended March 31, 2009, total interest expense decreased $1,627,518, or 32.92%, to $3,316,485 from $4,944,003 for the same period in 2008. Interest on deposits decreased $1,448,194, or 37.22%, due to the decrease in short-term interest rates. Interest on advances and other borrowed money decreased $179,324, or 17.03%, to $873,702, from $1,053,026 at March 31, 2008 as the Bank’s advances from the FHLBB that re-priced during this period of falling interest rates, decreased the Bank’s cost of funds on these borrowings.

The allowance for loan losses was $6,910,301 on March 31, 2009 compared to $5,083,381 on March 31, 2008. The allowance for loan losses represented 1.10% and 0.81% of total loans at March 31, 2009 and March 31, 2008, respectively. The provision for loan losses was $1,750,000 during the first

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2009, and no provision for loan loss was made during the same period in 2008. The Bank made provisions for overdraft losses in the first quarters of 2009 and 2008. Those provisions were $15,000 and $37,000 respectively. The national recession is being felt in the Bank’s local communities, and the recession influenced the Bank’s decision to increase its allowance for loan losses. Total non-performing assets as a percentage of total assets increased to 0.98% as of March 31, 2009, as compared to 0.87% as of December 31, 2008 and 0.61% at March 31, 2008. This increase in non-performing assets resulted in the Bank adding $1,750,000 to the Bank’s allowance for loan and lease losses leaving the balance at $6,910,301 as of March 31, 2009. During the first three months of 2008, with the exception of the provisions allocated to the fee for service overdraft program, no additional provision for loan losses was made. Net losses over the three-month period ended March 31, 2009 were $407,558 compared to net losses of $96,027 during the same period in 2008. The higher net losses in the first quarter of 2009 came from the increased loan charge-offs and the smaller amount of recoveries. The Bank incurred losses on 21 loans during the first three months of 2009 compared to losses on 7 loans over the same period in 2008. In addition to the credit losses on loans, the Bank incurred losses related to the fee for service overdraft program. Those losses, net of recoveries, were $13,343 during the first quarter of 2009 compared to $39,063 during the first quarter of 2008.

For the three months ended March 31, 2009, total noninterest income increased $771,947, or 37.42%, to $2,834,903 from $2,062,956 for the three months ended March 31, 2008.

For the three-month period ended March 31, 2009:

•	Customer service fees decreased $50,725, or 4.00%, to $1,217,497 from $1,268,222 for the three months ended March 31, 2008.

•

Net gain on sale of loans increased $138,170, or 42.85%, for the quarter ended March 31, 2009 compared to the same period in 2008, representing an increase in the amount of $19,125,106 in loans sold into the secondary market, from $17,710,615 for the three months ended March 31, 2008 to $36,835,721 for the three months ended March 31, 2009.

•

Gain on sales of securities and other real estate and property owned, net increased $754,460 from $105,033 for the three months ended March 31, 2008, to $859,493 for the three months ended March 31, 2009. This reflects the recognition of gains on the sales of approximately $40.2 million of mortgage-backed securities during the first three months of 2009.

•	Income from equity interest in Charter Holding Corp. decreased $25,739, or 43.66%, to $33,208 for the quarter ended March 31, 2009 from $58,947 for the quarter ended March 31, 2008.

•

Brokerage service income decreased in the amount of $32,121 to $5,422 for the quarter ended March 31, 2009 compared to the same period in 2008, as a result of a decline in brokerage activity during the first quarter of 2009.

•

Bank owned life insurance income decreased $13,866, or 12.92%, to $93,424 for the three months ended March 31, 2009, from $107,290 for the three months ended March 31, 2008, due to changes in the interest rates earned on the underlying insurance policies.

Total noninterest expenses decreased $326,727, or 5.43%, to $5,694,526 for the three months ended March 31, 2009, compared to $6,021,253 for the three months ended March 31, 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three-month period ended March 31, 2009:

•

Salaries and employee benefits increased $49,326, or 1.63%, compared to the three months ended March 31, 2008. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $154,426, or 4.76%, from $3,246,424 for the three months ended March 31, 2008, to $3,400,850 for the three months ended at March 31, 2009. The deferral of expenses in conjunction with the origination of loans increased $105,100, or 48.26%, to $322,889 for the three months ended March 31, 2009 from $217,789 for the same period in 2008. This increase was due to higher loan volumes originated during the first three months of 2009 compared to the same period in 2008, which resulted in a higher amount of deferred expenses associated with origination costs. Net periodic pension cost on the Bank’s frozen defined benefit plan increased $81,132 to $24,351 for the quarter ended March 31, 2009, compared to a benefit of $56,781 for the same period in 2008 as a result of declining market values and returns.

•	Occupancy expense increased $18,556, or 1.75%, to $1,076,826 for the three months ended March 31, 2009, from $1,058,270 for the three months ended March 31, 2008.

•	Advertising and promotion decreased $25,655, or 30.15%, to $59,442 for the three months ended March 31, 2009, from $85,097 for the same period in 2008.

•	Depositors’ insurance increased $20,575, or 112.32%, to $38,894 at March 31, 2009, compared to $18,319 at March 31, 2008, due to increased assessment rates instituted by the FDIC.

•	Outside services decreased $12,351, or 4.91%, to $239,168 for the three months ended March 31, 2009, compared to $251,519 for the three months ended March 31, 2008.

•

Professional services increased $35,694, or 20.40%, to $210,627 for the three months ended March 31, 2009, compared to $174,933 for the three months ended March 31, 2008. Included in this amount are expenses associated with increased legal and audit fees.

•

ATM processing fees increased $10,685, or 7.58%, to $151,679 for the three months ended March 31, 2009, compared to $140,994 for the three months ended March 31, 2008, due primarily to increased transaction volume.

•

Supplies decreased $40,804, or 28.29%, to $103,450 for the three months ended March 31, 2009, compared to $144,254 for the three months ended March 31, 2008, due to the absence of additional transitional supplies incurred during the first quarter of 2008 that resulted from the two bank acquisitions.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased $22,769, or 54.31%, from $41,925 to $19,156 for the three months ended March 31, 2009 compared to the same period in 2008.

•

Other expenses decreased $359,984, or 33.42%, to $717,323 for the three months ended March 31, 2009, compared to $1,077,307 for the three months ended March 31, 2008. In particular, periodic impairment associated with mortgage servicing rights decreased $406,644, or 465.42%, to a benefit of $319,273 for the three months ended March 31, 2009 compared to a charge of $87,371 for the same period in 2008.

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

The Bank’s one-year gap at March 31, 2009, was positive 2.06%, compared to the December 31, 2008 gap of positive 9.57% and one-year gap at March 31, 2008 was positive 2.38%. The Bank continues to hold in portfolio adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Management feels that maintaining the gap within twenty points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Bank’s NPV as of December 31, 2008 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	71,222	-14,180	-17%	8.70%	-150 bp
+200 bp	79,643	-5,759	-7%	9.61%	-59 bp
+100 bp	83,642	-1,759	-2%	10.03%	-17 bp
+50 bp	84,714	-687	-1%	10.14%	-6 bp
0 bp	85,401	—	—	10.20%	—
-50 bp	84,896	-505	-1%	10.13%	-7 bp
-100 bp	83,998	-1,404	-2%	10.03%	-17 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds and advances from the FHLBB. At March 31, 2009, the Bank had approximately $156,000,000 in additional borrowing capacity from the FHLBB.

At March 31, 2009, the Company’s shareholders’ equity totaled $84,310,835, or 9.73% of total assets, compared to $74,677,092, or 8.86% of total assets at December 31, 2008. The Company’s Tier I core capital was 8.97% at March 31, 2009, compared to 8.12% at December 31, 2008. The increase in shareholders’ equity in the amount of $9,633,743 reflects net income of $1,332,152, the issuance of $10,000,000 in preferred stock, the payment of $40,277 in preferred stock dividends, the payment of $747,210 in common stock dividends and an increase in the accumulated other comprehensive loss in the amount of $910,922.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of March 31, 2009, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and return on average equity, each a performing benchmark against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase.

As of April 20, 2009, the Company had $1,614,594 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, pay the dividend on its preferred stock, pay the interest on its capital securities, and from time to time re-purchase shares of the Company stock. The interest and dividend payments are approximately $4,900,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2009, net cash provided by operating activities increased $1,016,155 to $5,536,102, compared to $4,519,947 for the same period in 2008, in part due to decreases in the amount of $1,034,049 in accrued interest receivable and other assets. The change in loans held for sale increased $1,158,686 for the three months ended March 31, 2009, compared to the same period in 2008. Net gain on sales and calls of securities increased $852,798 for the three months ended March 31, 2009 compared to the same period in 2008 as a result of the sale of approximately of $40.2 million of mortgage-backed securities during the first quarter of 2009. The provision for loan losses increased $1,728,000 for the three months ended March 31, 2009, compared to the same period in 2008 as the Bank adjusted reserves based on an increase in non-performing loans at the end of the first quarter of 2009.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by investing activities amounted to $4,332,372 for the three months ended March 31, 2009, compared to net cash provided by investing activities of $2,697,329 for the same period in 2008, an increase of $1,635,043. The increase in cash provided by net securities activities of $8,079,312 was offset by net change in proceeds from loan originations and principal collections in the amount of $9,618,739, due to the sales of fixed-rate loans into the secondary market accounting for the change.

For the three months ended March 31, 2009, net cash flows provided by financing activities increased $23,649,974 to $14,322,124, compared to net cash used in financing activities of $9,327,850 for the three months ended March 31, 2008. The Bank experienced a net increase of $10,098,586 in cash provided by deposits and an increase in cash provided by Federal Home Loan Bank advances of $5,603,521. The issuance of $10,000,000 of preferred stock to the United States Treasury also contributed to the increase in cash provided by financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2009 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At March 31, 2009, the Bank had approximately $54,800,000 in loan commitments. Of these commitments, approximately $16,400,000 were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2009, the Bank’s ratios were 8.97%, 8.97%, and 13.37%, respectively, well in excess of the regulators’ requirements.

Book value per share was $12.91 at March 31, 2009 versus $12.89 per share at March 31, 2008.

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

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009, the Company, on January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury pursuant to which the Company issued and sold to Treasury (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial exercise price of $8.14 per share (the “Warrant”), for an aggregate purchase price of $10 million in cash. All of the proceeds from the sale of the Series A Preferred Stock will be treated as Tier 1 capital for regulatory purposes and the Company intends to utilize the increase in capital to continue to invest in qualifying securities and lending activities.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has registered the resale or secondary offering of the Warrant and the shares of Common Stock issuable upon exercise of the Warrant on a Registration Statement on Form S-3, as amended (File No. 333-157328), which became effective as of March 30, 2009.

The Warrant is immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings (as defined in the Purchase Agreement) on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $10 million, the number of the shares of Common Stock underlying the portion of the Warrant then held by Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2008 through March 31, 2009 (1)	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program provides that 253,776 shares are to be repurchased. The program will continue until all of those shares are repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

Exhibit No.	Description

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form
10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Steven R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.8	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.9	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).

Exhibit No.	Description

10.10	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).

10.11	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).

10.12	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.13	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with Commission on May 2, 2007 and incorporated herein by reference).

10.14	Form of Executive Salary Continuation Agreement by Lake Sunapee Bank, fsb and certain officers (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on February 21, 2008 and incorporated herein by reference).

10.15	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. (Registrant)

Date: May 14, 2009	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date: May 14, 2009	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)