Form 10-Q
period 2009-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2009-08-14
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2009

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant was submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and post pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 11, 2009, was 5,769,772.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$16,423,151	$22,561,691
Federal Home Loan Bank overnight deposits	11,850,000	—

Cash and cash equivalents	28,273,151	22,561,691
Securities available-for-sale	169,269,041	81,988,488
Federal Home Loan Bank stock	5,943,200	4,946,300
Loans held-for-sale	3,947,556	1,937,750
Loans receivable, net	631,144,257	636,720,290
Accrued interest receivable	2,897,609	2,715,864
Premises and equipment, net	17,278,414	17,649,624
Investments in real estate	3,546,848	3,587,020
Goodwill and other intangible assets	29,574,003	29,853,997
Investment in partially owned Charter Holding Corp., at equity	3,151,632	3,135,895
Bank owned life insurance	9,754,269	9,556,167
Other assets	7,491,741	28,545,328

Total assets	$912,271,721	$843,198,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$49,524,570	$45,968,057
Savings and interest-bearing checking accounts	323,817,127	314,352,356
Time deposits	310,480,741	293,032,912

Total deposits	683,822,438	653,353,325
Securities sold under agreements to repurchase	11,729,481	15,072,991
Federal Home Loan Bank advances	96,090,498	66,317,485
Other borrowed funds	2,077,500	2,157,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	11,680,294	11,000,021

Total liabilities	826,020,211	768,521,322

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, 10,000 issued and outstanding at June 30, 2009, and no shares issued at December 31, 2008	100	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,230,051 issued and 5,769,772 shares outstanding at June 30, 2009, and December 31, 2008, respectively	62,301	62,081
Common stock warrants outstanding	85,020	—
Paid-in capital	55,857,577	45,756,112
Retained earnings	39,745,991	38,399,369
Accumulated other comprehensive loss	(2,348,756)	(2,389,747)
Treasury Stock, 460,279 shares as of June 30, 2009 and December 31, 2008	(7,150,723)	(7,150,723)

Total shareholders’ equity	86,251,510	74,677,092

Total liabilities and shareholders’ equity	$912,271,721	$843,198,414

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income
Interest and fees on loans	$8,320,867	$9,295,796	$16,889,128	$19,083,785
Interest on debt investments:
Taxable	1,428,220	1,070,347	2,745,728	2,091,242
Dividends	9,455	78,316	9,714	208,233
Other	7,491	62,016	13,591	191,011

Total interest and dividend income	9,766,033	10,506,475	19,658,161	21,574,271

Interest expense
Interest on deposits	2,330,208	3,438,347	4,772,991	7,329,324
Interest on advances and other borrowed money	868,359	892,907	1,742,061	1,945,933

Total interest expense	3,198,567	4,331,254	6,515,052	9,275,257

Net interest and dividend income	6,567,466	6,175,221	13,143,109	12,299,014
Provision for loan losses	630,000	140,000	2,395,000	177,000

Net interest and dividend income after provision for loan losses	5,937,466	6,035,221	10,748,109	12,122,014

Noninterest income
Customer service fees	1,394,059	1,393,258	2,611,556	2,661,482
Net gain on sales of loans	871,940	262,771	1,332,550	585,211
Gain on sales of securities and other real estate and property owned, net	270,923	(21,299)	1,130,416	83,733
Rental income	198,484	168,455	363,733	331,936
Income from equity interest in Charter Holding Corp.	(2,439)	61,990	30,769	120,937
Brokerage service income	2,674	19,240	8,096	56,785
Bank owned life insurance income	91,054	100,317	184,478	207,607

Total noninterest income	2,826,695	1,984,732	5,661,598	4,047,691

Noninterest expenses
Salaries and employee benefits	2,967,194	2,938,559	6,045,156	5,967,194
Occupancy expenses	944,321	988,237	2,021,147	2,046,507
Advertising and promotion	112,088	119,955	171,530	205,052
Depositors’ insurance	430,000	18,544	468,894	36,863
Outside services	223,065	293,851	462,233	545,370
Professional services	256,460	197,280	467,087	372,213
ATM processing fees	174,799	151,333	326,478	292,327
Supplies	99,420	111,075	202,870	255,329
Amortization of mortgage servicing rights in excess of mortgage servicing income	120,548	30,332	139,704	72,257
Other expenses	972,099	1,012,144	1,689,422	2,089,450

Total noninterest expenses	6,299,994	5,861,310	11,994,520	11,882,562

Income before provision for income taxes	2,464,167	2,158,643	4,415,188	4,287,143
Provision for income taxes	781,908	752,500	1,400,776	1,496,543

Net income	$1,682,259	$1,406,143	$3,014,412	$2,790,600

Net income available to common shareholders	$1,557,259	$1,406,143	$2,784,340	$2,790,600

Comprehensive income	$730,345	$658,967	$2,973,419	$2,616,024

Earnings per common share, basic	$0.27	$0.24	$0.48	$0.49

Average Number of Shares, basic	5,750,794	5,747,772	5,749,291	5,743,676
Earnings per common share, assuming dilution	$0.27	$0.24	$0.48	$0.48

Average Number of Shares, assuming dilution	5,753,870	5,747,795	5,751,005	5,786,494
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,014,410	$2,790,600
Depreciation and amortization	762,719	723,131
Amortization of fair value adjustments, net (loans, deposits and borrowings)	62,178	199,854
Amortization of securities, net	116,647	8,682
Net (increase) decrease in mortgage servicing rights	(679,014)	134,902
Net (increase) decrease in loans held-for-sale	(2,009,806)	1,942,230
Increase in cash surrender value of life insurance	(198,102)	(207,607)
Amortization of intangible assets	279,994	311,521
Provision for loan losses	2,395,000	177,000
Decrease (increase) in accrued interest receivable and other assets	467,409	(89,398)
Net loss on sales of other real estate owned	25,667	2,055
Net (gain) loss on sales and calls of securities	(1,156,083)	105,616
Income from equity interest in Charter Holding Corp.	(30,769)	(120,937)
Change in deferred loan origination fees and cost, net	(289,266)	(107,769)
Increase in accrued expenses and other liabilities	951,214	1,698,036

Net cash provided by operating activities	3,712,198	7,567,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(299,249)	(542,878)
Proceeds from sales and calls of securities available-for-sale	117,967,512	—
Proceeds from maturities of securities available-for-sale	—	22,307,158
Purchases of securities available-for-sale	(183,555,189)	(25,332,016)
Purchases of Federal Home Loan Bank stock	(996,900)	—
Loan originations and principal collections, net	3,328,014	(4,997,831)
Proceeds from sale of other real estate owned	237,333	101,986

Net cash used in investing activities	(63,318,479)	(8,463,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,469,114	2,940,117
Net decrease in securities sold under agreements to repurchase	(3,343,510)	(3,827,419)
Net increase (decrease) in advances from Federal Home Loan Bank	29,753,120	(848,202)
(Payments) proceeds from other borrowed funds	(80,000)	1,920,000
Proceeds from issuance of preferred stock	10,000,000	—
Dividends paid on preferred stock	(165,278)	—
Dividends paid on common stock	(1,494,421)	(1,493,639)
Payments to acquire treasury stock	—	(60,954)
Proceeds from exercise of stock options	178,716	267,990

Net cash provided by (used in) financing activities	65,317,741	(1,102,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,711,460	(1,997,772)
CASH AND CASH EQUIVALENTS, beginning of period	22,561,691	34,054,541

CASH AND CASH EQUIVALENTS, end of period	$28,273,151	$32,056,769

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	June 30, 2009	June 30, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$4,861,845	$7,594,862
Interest on advances and other borrowed money	1,736,480	2,134,457

Total interest paid	$6,598,325	$9,729,319

Income taxes paid, net	$2,218,016	$1,297,640

Loans transferred to other real estate owned	$100,000	$193,469

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note B - Accounting Policies

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations or changes in financial position are consistent with those used for the year 2008.

The consolidated financial statements include the accounts of the Company, Lake Sunapee Bank, fsb (the “Bank”), Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (“LSFSC”), which was formed to manage the flow of funds from the brokerage services. LSGI and LSFSC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008. See Note D – Fair Value Measurements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note D – Fair Value Measurements for additional information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material impact on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The adoption of this FSP did not have a material impact on the Company’s financial condition and results of operations. See Note D – Fair Value Measurements for additional information.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial condition and results of operations. See Note G – Other-Than-Temporary Impairment Losses for additional information.

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

The following summarizes assets measured at fair value for the period ended June 30, 2009.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$169,269,041	$406,200	$168,862,841	$—
Impaired loans	5,146,589	—	5,146,589	—

	$174,415,630	$406,200	$174,009,430	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$505,571	$—	$505,571	$—

	$505,571	$—	$505,571	$—

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$28,273,151	$28,273,151	$22,561,691	$22,561,691
Securities available-for-sale	169,269,041	169,269,041	81,988,488	81,988,488
Federal Home Loan Bank stock	5,943,200	5,943,200	4,946,300	4,946,300
Loans held-for-sale	3,947,556	3,975,354	1,937,750	1,954,036
Loans, net	631,144,257	638,048,000	636,720,290	645,178,000
Other investment	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	614,000	620,000	515,545
Accrued interest receivable	2,897,609	2,897,609	2,715,864	2,715,864
Due from broker	—	—	20,868,360	20,868,360

Financial liabilities:
Deposits	683,822,438	686,347,000	653,353,325	656,224,000
FHLB Advances	96,090,498	97,010,000	66,317,485	67,909,726
Other borrowings	2,077,500	2,077,500	2,157,500	2,157,500
Securities sold under agreements to repurchase	11,729,481	11,729,481	15,072,991	15,072,991
Subordinated debentures	20,620,000	17,498,307	20,620,000	17,146,013
Derivatives	505,571	505,571	796,061	796,061

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investment which are included in other assets and derivatives which are included in other liabilities.

Note E - Stock-based Compensation

At June 30, 2009, the Company had three stock-based employee compensation plans. The Company accounts for those plans under SFAS 123R. No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the three- or six-month periods ended June 30, 2009 or June 30, 2008.

Note F - Pension Benefits

The following summarizes the net periodic pension cost (benefit):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	79,987	78,146	159,974	156,292
Expected return on plan assets	(107,021)	(144,229)	(214,042)	(288,458)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net loss	51,385	9,302	102,770	18,604

Net periodic pension benefit (cost)	$24,351	$(56,781)	$48,702	$(113,562)

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G - Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of June 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,282,000	$718,000	$4,282,000	$718,000
Asset-backed securities	—	—	1,431,165	68,591	1,431,165	68,591
Mortgage-backed securities	45,263,091	266,548	45,986	349	45,309,077	266,897
Other bonds and debentures	1,262,110	58,946	—	—	1,262,110	58,946
Equity securities	371,700	108,951	—	—	371,700	108,951

Total temporarily impaired securities	$46,896,901	$434,445	$5,759,151	$786,940	$52,656,052	$1,221,385

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2009 consist of mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, an asset-backed security issued by a corporation with a strong credit rating, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As company management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

General

New Hampshire Thrift Bancshares, Inc. (the “Company” or “NHTB”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Bank is regulated by the Office of Thrift Supervision (“OTS”).

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by the gain on sales of loans originated for sale, retail banking service fees, the gain on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of August 11, 2009, the Company had $387,275 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred and common stocks and the interest on its subordinated debentures.

Overview

•	Total assets were $912,271,721 at June 30, 2009, an increase of $69,073,307 from December 31, 2008.

•	Net loans receivable outstanding decreased $5,576,033 to $631,144,257 at June 30, 2009, from December 31, 2008.

•	The Company earned $3,014,412, or $0.48 per diluted common share, for the six months ended June 30, 2009, compared to $2,790,600, or $0.48 per diluted common share, for the same period in 2008.

•	The Company earned $1,682,259, or $0.27 per diluted common share, for the quarter ended June 30, 2009, compared to $1,406,143, or $0.24 per diluted common share, for the same period in 2008.

•	For the quarter ended June 30, 2009, the Bank originated $105,076,611 in loans, compared to $74,724,851 in originated loans for the quarter ended June 30, 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Bank’s loan servicing portfolio totaled $333,893,613 at June 30, 2009, an increase from $317,054,244 at June 30, 2008.

•

The Bank’s interest rate margin increased to 3.39% at June 30, 2009 from 3.35% at June 30, 2008, as the decrease in short-term interest rates enabled the Bank to reprice its maturing liabilities faster than its assets.

•	On July 9, 2009, the Company announced a quarterly shareholder dividend in the amount of $0.13 per share payable on July 31, 2009.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 15-17 of this report.

In addition to the allowance for loan losses, the Bank maintains an allowance for losses associated with the fee-for-service overdraft privilege program, which was introduced in July 2005. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2009, there were no valuation allowances set aside against any deferred tax assets.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III. On June 17, 2009, the rate of Trust III converted to a rate that adjusts quarterly at three-month LIBOR plus 2.79%.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, on or after March 30, 2009, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Interest Rate Swap

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10.0 million maturing June 17, 2013. Under the swap agreement, the Company is to receive quarterly interest payments at a floating rate based on three-month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed rate of 6.65%.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

For the six months ended June 30, 2009, total assets increased $69,073,307, or 8.19%, from $843,198,414 at December 31, 2008 to $912,271,721 at June 30, 2009 due primarily to an increase in securities available-for-sale. Securities available-for-sale increased $87,280,553, or 106.45%, to $169,269,041 over the same period, as the Bank purchased additional mortgage-backed securities.

Net loans receivable decreased $5,576,033, or 0.88%, from $636,720,290 at December 31, 2008 to $631,144,257 at June 30, 2009. For the six months ended June 30, 2009, the Bank originated $182.3 million in loans, compared to $128.8 million in loans for the six months ended June 30, 2008. The decrease of loans held in portfolio was primarily due to an increase in refinancings resulting from a decrease in rates for fixed rate mortgage loans which the Bank typically sells into the secondary market. At June 30, 2009, the Bank’s mortgage servicing loan portfolio amounted to $333,893,613, compared to $317,054,244 at June 30, 2008. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2009, adjustable-rate mortgage loans comprised approximately 73.1% of the Bank’s real estate mortgage loan portfolio.

Securities available-for-sale increased $87,280,553 to $169,269,041 at June 30, 2009, from $81,988,488 at December 31, 2008. The Bank’s net unrealized gain (after tax) on its investment portfolio was $92,711 at June 30, 2009 compared to an unrealized gain (after tax) of $222,501 at December 31, 2008. The investments in the Bank’s securities portfolio that are temporarily impaired as of June 30, 2009 consist of debt securities issued by U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $100,500 as of June 30, 2009, compared to $288,305 as of December 31, 2008.

Goodwill and other intangible assets amounted to $29,574,003, or 3.24% of total assets, as of June 30, 2009, as compared to $29,853,997, or 3.54% of total assets, as of December 31, 2008 due to normal amortization of core deposit intangible assets.

Deposits increased $30,469,113 to $683,822,438 at June 30, 2009, from $653,353,325 at year-end December 31, 2008. Non-interest bearing checking accounts increased $3,556,513, or 7.74%, savings and interest-bearing checking accounts increased $9,464,771, or 3.01%, and time deposits increased $17,447,829, or 5.95%. The Bank’s transaction accounts balances are influenced by the seasonal migration of its owners and balances in these accounts typically increase during the second quarter. The Bank’s time deposits increased due to the need for depository services and the enhanced guarantee of FDIC insurance in light of uncertain credit markets.

Securities sold under agreements to repurchase decreased $3,343,510, or 22.18%, to $11,729,481 at June 30, 2009, from $15,072,991 at December 31, 2008 due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank maintained balances of $96,090,498 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of June 30, 2009, an increase of $29,773,013, or 44.89%, from December 31, 2008. Short-term FHLBB advances were utilized to assist in the funding of the purchase of mortgage-backed securities during the second quarter.

Other borrowings decreased $80,000 to $2,157,500 at June 30, 2009, from December 31, 2008. During the six months ended June 30, 2009, the Company renewed a $2,000,000 line of credit from PNC Bank to the Company and paid $80,000 on an outstanding loan.

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

The allowance for loan losses at June 30, 2009 was $7,232,737, compared to $5,567,859 at December 31, 2008. The increase comes from the net impact of $2,365,000 in provisions for loan loss and $700,123 in net charge-offs over the first six months of 2009. The provisions were made in response to economic and market conditions, higher levels of classified loans, and increases in loan delinquency and charge-offs. The larger allowance for loan loss is attributable to general portfolio trends and weaker economic conditions, not specific to any individual credits. At $7.2 million, the allowance for loan loss represents 1.14% of total loans, up from 0.87% at December 31, 2008.

In addition to the allowance for loan losses, the Bank maintains an allowance for losses from the fee for service overdraft program. At June 30, 2009, the allowance for overdraft losses was $21,813, compared to $26,453 at year-end 2008. The provision for overdraft losses was $30,000 for the six months ended June 30, 2009 compared to $77,000 over the same period in 2008. See the chart below showing a summary of activity in the allowance for overdraft losses for charge-offs and recoveries attributable to overdrafts.

Loan charge-offs were $800,416 during the first six months of 2009 compared to $545,404 during all of 2008. Recoveries were $100,293 over the first six months of 2009 compared to $42,635 for the 12-month period ended December 31, 2008. This resulted in net charge-offs of $700,123 for the first half of 2009 compared to $502,769 for all of 2008. The higher net charge-offs are a reflection of weaker market

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions as borrowers are finding it more difficult to resolve financial problems. Two commercial loans and three residential rental income properties accounted for approximately two-thirds of the amount charged-off during the six months ended June 30, 2009. The loss experience in the first six months of 2009 influenced the decision to make provisions and build the allowance.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans at June 30, 2009 were $15,119,744 compared to $9,122,365 at December 31, 2008. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those companies are experiencing. About $1.1 million of the rise in the classified loan total is attributable to an increase in the loan balances over 90 days past due. Special mention loans were $12,637,010 at June 30, 2009, up slightly from $12,153,366 at year-end 2008. At June 30, 2009 the Bank had $100,500 in Other Real Estate Owned. That compares to $288,305 at December 31, 2008. During the first half of 2009 the Bank has been successful in keeping OREO from increasing by liquidating properties at public auction or selling them soon after the public auction. Losses are incurred in that liquidation process and the loss experience suggests it is prudent to continue funding provisions to build the allowance for loan loss. While, for the most part, quantifiable loss amounts have not been identified with individual credits; the Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the six-month period ended June 30, 2009, all loans, for which management possesses information about possible borrower credit problems and doubts a borrowers ability to comply with present loan repayment terms, or to repay a loan through liquidation of collateral, are included in the tables below or discussed herein.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the six months ended June 30,
	2009	2008
Balance, beginning of period	$5,567,859	$5,160,628
Charged-off loans	(800,415)	(128,665)
Recoveries	100,293	14,279
Provision charged to income	2,365,000	100,000

Balance, end of period	$7,232,737	$5,146,242

	For the year ended December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$5,160,628	$3,950,986	$3,990,503	$4,019,450	$3,898,650
Charged-off loans	(545,404)	(128,566)	(75,196)	(36,766)	(14,737)
Recoveries	42,635	34,847	5,979	7,819	60,540
Balance from acquisitions		1,303,361	—	—	—
Provision charged to income	910,000	—	29,700	—	74,997

Balance, end of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of activity in the allowance for overdraft losses:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2009	2008	2008
Beginning balance	$26,453	$20,843	$20,843
Overdraft charge-offs	$152,642	$165,493	$373,598
Overdraft recoveries	$118,002	$96,547	$188,108

Net Overdraft Losses	$34,640	$68,946	$185,490
Provision for overdraft loans	$30,000	$77,000	$191,100

Ending Balance	$21,813	$28,897	$26,453

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2009		December 31, 2008
90-day delinquent loans (1)	$4,146	0.45%	$3,004	0.36%
Non-accrual impaired loans	3,799	0.42%	4,023	0.48%
Other real estate owned	100	0.01%	288	0.03%

Total non-performing loans	$8,045	0.88%	$7,315	0.87%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2009		December 31, 2008
Real estate loans-
Conventional	$4,426	74%	$3,448	76%
Construction	765	2%	421	2%
Collateral and consumer	168	13%	139	12%
Commercial and municipal	1,642	11%	1,376	9%
Impaired Loans	232	0%	210	1%

Total valuation allowance	$7,233	100%	$5,594	100%

Total valuation allowance as percentage of total loans	1.14%		0.87%

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Operating Results for the Six Months

and the Three Months Ended June 30, 2009 and June 30, 2008

Consolidated net income for the six months ended June 30, 2009 was $3,014,412, or $0.48 per common share (assuming dilution), compared to $2,790,600, or $0.48 per common share (assuming dilution), for the first six months of 2008, an increase of 8.02%. For the quarter ended June 30, 2009, net income totaled $1,682,259, or $0.27 per common share (assuming dilution) compared to $1,406,143, or $0.24 per common share (assuming dilution), for the same period in 2008, an increase of 19.64%. The Company’s return on average assets and average equity for the six months ended June 30, 2009 were 0.68% and 7.18%, respectively, compared to 0.65% and 7.43%, respectively, for the same period in 2008.

Net interest and dividend income increased $844,095 for the six months ended June 30, 2009, from $12,299,014 for the six months ended June 30, 2008, to $13,143,109. Net interest and dividend income increased $392,245 for the three months ended June 30, 2009 from $6,175,221 for the three months ended June 30, 2008 to $6,567,466. Improving net interest income margins were responsible for the increases.

Interest and fees on loans decreased $2,194,657, or 11.50%, for the six-month period ended June 30, 2009 to $16,889,128, compared to $19,083,785 at June 30, 2008, due to loan repricing as well as the decrease in loans outstanding. Interest on investments increased $278,547, or 11.18%, for the six-month period ended June 30, 2009, due primarily to the interest generated from additional investment securities. For the three months ended June 30, 2009, interest and fees on loans decreased $974,929, or 10.49%, to $8,320,867 from $9,295,796 for the three months ended June 30, 2008. Interest on investments increased $234,487, or 19.37%, for the three-month period ended June 30, 2009, due primarily to the interest earned from additional investment securities.

For the six months ended June 30, 2009, total interest expense decreased $2,760,205, or 29.76%, to $6,515,052 from $9,275,257 for the same period in 2008. For the six months ended June 30, 2009, interest on deposits decreased $2,556,333, or 34.88%, due to the decrease in short-term interest rates. Interest on advances and other borrowed money decreased $203,872, or 10.48%, to $1,742,061 for the six months ended June 30, 2009, from $1,945,933 for the six months ended June 30, 2008, as the Bank’s advances from the FHLBB re-priced during this period of falling interest rates, decreasing the Bank’s cost of funds on these borrowings. For the three months ended June 30, 2009, total interest expense decreased $1,132,687, or 26.15%, to $3,198,567 from $4,331,254 for the same period in 2008. For the three months ended June 30, 2009, interest on deposits decreased $1,108,139, or 32.23%. Interest on advances and other borrowed money decreased $24,548, or 2.75%, to $868,359 for the three months ended June 30, 2009, from $892,907 for the three months ended June 30, 2008.

The allowance for loan losses was $7,232,737 on June 30, 2009 compared to $5,146,242 on June 30, 2008. The allowance for loan losses represented 1.14% and 0.81% of total loans at June 30, 2009 and June 30, 2008, respectively. The provision for loan losses was $2,365,000 during the first six months of 2009 compared to $100,000 over the same period in 2008. In addition to the provisions for loan loss, the Bank made provisions for overdraft losses in the first six months of 2009 and 2008. Those provisions were $30,000 and $77,000 respectively. The national recession is being felt in the Bank’s local communities, and the impact of the recession, among other things, influenced the Bank’s decision to increase its allowance for loan losses. Total non-performing assets increased from $6,347,125 at June 30, 2008 to $8,045,096 at June 30, 2009. The increase in non-performing assets comes from the $1.4 million increase in loans over 90 days past due and an increase in the number of impaired loans. Net loan losses over the six-month period ended June 30, 2009 were $700,123 compared to net losses of $114,386 during the same period in 2008. Changes in economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $2,365,000 to the allowance for loan and lease losses during the first six months of 2009. That compares with provisions of $100,000 over the same period in 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2009, total noninterest income increased $1,613,907, or 39.87%, to $5,661,598 from $4,047,691 for same period in 2008.

For the six-month period ended June 30, 2009:

•

Customer service fees decreased $49,926, or 1.88%, to $2,611,556 from $2,661,482 for the six months ended June 30, 2008, primarily due to a reduction in fees collected from the fee-for-service overdraft privilege program.

•

Net gain on sales of loans increased $747,339, or 127.70%, for the six months ended June 30, 2009 compared to the same period in 2008, representing an increase in the amount of $48,732,827 in loans sold into the secondary market, from $32,354,588 for the six months ended June 30, 2008 to $81,087,415 for the six months ended June 30, 2009.

•

Gain on sales of securities and other real estate and property owned, net increased $1,046,683 from $83,733 for the six months ended June 30, 2008, to $1,130,416 for the six months ended June 30, 2009. This reflects the recognition of gains on the sales of approximately $73.4 million of mortgage-backed securities during the first six months of 2009.

•

Income from equity interest in Charter Holding Corp. decreased $90,168, or 74.56%, to $30,769 for the six months ended June 30, 2009 from $120,937 for the six months ended June 30, 2008. This includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

•

Brokerage service income decreased $48,689 to $8,096 for the six months ended June 30, 2009 compared to the same period in 2008, as a result of a decline in brokerage activity during the first six months of 2009.

•

Bank owned life insurance income decreased $23,129, or 11.14%, to $184,478 for the six months ended June 30, 2009, from $207,607 for the six months ended June 30, 2008, due to a reduction in the interest rates earned on the underlying insurance policies.

For the six months ended June 30, 2009, total noninterest expense increased $111,958, or 0.94%, to $11,994,520, from $11,882,562 for the same period in 2008.

For the six-month period ended June 30, 2009:

•

Salaries and employee benefits increased $77,962, or 1.31%, compared to the six months ended June 30, 2008. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $329,230, or 5.07%, from $6,498,039 for the six months ended June 30, 2008, to $6,827,269 for the six months ended at June 30, 2009. The deferral of expenses in conjunction with the origination of loans increased $251,268, or 47.33%, to $782,113 for the six months ended June 30, 2009 from $530,845 for the same period in 2008. This increase was due to higher loan volumes originated during the first six months of 2009 compared to the same period in 2008, which resulted in a higher amount of deferred expenses associated with origination costs. Net periodic pension cost on the Bank’s frozen defined benefit plan increased $146,030 to $32,469 for the six months ended June 30, 2009, compared to a benefit of $113,561 for the same period in 2008 as a result of declining market values and returns.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Occupancy expense decreased $25,360, or 1.24%, to $2,021,147 for the six months ended June 30, 2009, from $2,046,507 for the six months ended June 30, 2008. This includes decreases in maintenance and repair as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion decreased $33,522, or 16.35%, to $171,530 for the six months ended June 30, 2009, from $205,052 for the same period in 2008 as the Company refocused its advertising and promotion strategies in light of current economic conditions.

•

Depositors’ insurance increased $432,031 to $468,894 at June 30, 2009, compared to $36,863 at June 30, 2008, due primarily to an FDIC Special Assessment of $400,000 recorded during the second quarter of 2009.

•

Outside services decreased $83,137, or 15.24%, to $462,233 for the six months ended June 30, 2009, compared to $545,370 for the six months ended June 30, 2008. This includes a decrease of $22,630 in expenses related to the core processing system, a decrease of $9,747 in statement rendering as customers are converted to e-statements, and a decrease of $36,767 in other outside fees including a non-recurring employee placement fee paid in the first six months of 2008.

•

Professional services increased $94,874, or 25.49%, to $467,087 for the six months ended June 30, 2009, compared to $372,213 for the six months ended June 30, 2008. Included in this amount are expenses associated with increased legal and audit fees.

•

ATM processing fees increased $34,151, or 11.68%, to $326,478 for the six months ended June 30, 2009, compared to $292,327 for the six months ended June 30, 2008, due primarily to increased transaction volume.

•

Supplies decreased $52,459, or 20.55%, to $202,870 for the six months ended June 30, 2009, compared to $255,329 for the six months ended June 30, 2008, due to the additional transitional supplies incurred during the first quarter of 2008 that resulted from the two bank acquisitions.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income increased $67,447, or 93.34%, from $72,257 to $139,704 for the six months ended June 30, 2009 compared to the same period in 2008 due to an increase in payoffs on serviced mortgages.

•

Other expenses decreased $400,028, or 19.15%, to $1,689,422 for the six months ended June 30, 2009, compared to $2,089,450 for the six months ended June 30, 2008. In particular, periodic impairment associated with mortgage servicing rights decreased $693,551 to a benefit of $584,490 for the six months ended June 30, 2009 compared to a charge of $109,061 for the same period in 2008.

For the three months ended June 30, 2009, total noninterest income increased $841,963, or 42.42%, to $2,826,695 from $1,984,732 for the three months ended June 30, 2008.

For the three-month period ended June 30, 2009:

•	Customer service fees increased $801 to $1,394,059 from $1,393,258 for the three months ended June 30, 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net gain on sales of loans increased $609,169, or 231.82%, for the quarter ended June 30, 2009 compared to the same period in 2008, due to an increase in the amount of $29,667,721 in loans sold into the secondary market, from $14,583,973 for the three months ended June 30, 2008 to $44,251,694 for the three months ended June 30, 2009.

•

Gain on sales of securities and other real estate and property owned, net increased $292,222 from a loss of $21,299 for the three months ended June 30, 2008, to a gain of $270,923 for the three months ended June 30, 2009. This reflects the recognition of gains on the sales of approximately $42.5 million of mortgage-backed securities during the second quarter of 2009.

•

Income from equity interest in Charter Holding Corp. decreased $64,429, or 103.93%, to an expense of $2,439 for the quarter ended June 30, 2009 from $61,990 for the quarter ended June 30, 2008. This includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

•

Brokerage service income decreased $16,566 to $2,674 for the quarter ended June 30, 2009 compared to the same period in 2008, as a result of a decline in brokerage activity during the second quarter of 2009.

•

Bank owned life insurance income decreased $9,263, or 9.23%, to $91,054 for the three months ended June 30, 2009, from $100,317 for the three months ended June 30, 2008, due to a reduction in the interest rates earned on the underlying insurance policies.

For the three months ended June 30, 2009, total noninterest expense increased $438,684, or 7.48%, to $6,299,994 from $5,861,310 for the three months ended June 30, 2008

For the three-month period ended June 30, 2009:

•

Salaries and employee benefits increased by $28,635, or 0.97%, compared to the three months ended June 30, 2008. Gross salaries and benefits paid increased $174,803, or 5.38%, from $3,251,615 for the three months ended June 30, 2008 to $3,426,418 for the three months ended June 30, 2009. The deferral of expenses in conjunction with the origination of loans increased $146,168, or 46.69%, to $459,224 for the three months ended June 30, 2009 from $313,056 for the same period in 2008. This increase was due to higher loan volumes originated during the three months ended of June 30, 2009, compared to the same period in 2008, which resulted in a higher amount of deferred expenses associated with origination costs. Net periodic pension cost on the Bank’s frozen defined benefit plan increased $89,249 to $32,469 for the three months ended June 30, 2009, compared to a benefit of $56,780 for the same period in 2008 as a result of declining market values and returns.

•

Occupancy expense decreased $43,916, or 4.44%, to $944,321 for the three months ended June 30, 2009 from $988,237 for the three months ended June 30, 2008. This includes decreases in maintenance and repair as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion decreased by $7,867, or 6.56%, to $112,088 for the three months ended June 30, 2009 compared to the same period in 2008 as the Company refocused its advertising and promotion strategies in light of current economic conditions.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Depositors’ insurance increased $411,456 to $430,000 for the three months ended June 30, 2009, compared to $18,544 for the three months ended June 30, 2008, due primarily to an FDIC Special Assessment of $400,000 recorded during 2009.

•

Outside services decreased by $70,786, or 24.09%, to $223,065 for the three months ended June 30, 2009, compared to $293,851 for the three months ended June 30, 2008. This includes a decrease of $26,059 in expenses related to the core processing system, a decrease of $9,747 in statement rendering as customers are converted to e-statements, and a decrease of $33,231 in other outside fees including a non-recurring employee placement fee paid in the three months ended June 30, 2008.

•

Professional services increased by $59,180, or 30.00%, to $256,460 for the three months ended June 30, 2009 compared to $197,280 for the three months ended June 30, 2008. Included in this amount are expenses associated with increased legal and audit fees.

•

ATM processing fees increased by $23,466, or 15.51%, to $174,799 for the three months ended June 30, 2009 compared to $151,333 for the three months ended June 30, 2008 due primarily to increased transaction volume.

•	Supplies decreased by $11,655, or 10.49%, to $99,420 for the three months ended June 30, 2009 compared to $111,075 for the three months ended June 30, 2008.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income for the three months ended June 30, 2009 increased $90,216, or 297.43%, due to an increase in payoffs on serviced mortgages.

•	Other expenses decreased by $40,045, or 3.96%, to $972,099 for the three months ended June 30, 2009 compared to $1,012,144 for the three months ended June 30, 2008.

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

The Bank’s one-year gap at June 30, 2009 was positive 2.52%, compared to the December 31, 2008 gap of positive 9.57% and one-year gap at June 30, 2008 of positive 2.46%. The Bank continues to hold in portfolio adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Management feels that maintaining the gap within twenty basis points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within twenty basis points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of March 31, 2009, the latest NPV analysis calculated and prepared by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	84,030	-20,104	-19%	9.89%	-208 bp
+200 bp	93,518	-10,616	-10%	10.89%	-108 bp
+100 bp	100,035	-4,099	-4%	11.56%	-41 bp
+50 bp	102,344	-1,790	-2%	11.80%	-18 bp
0 bp	104,134	—	—	11.97%	—
-50 bp	105,363	1,229	+1%	12.09%	+11 bp
-100 bp	105,082	948	+1%	12.05%	+8 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay-downs from loans, sold loan proceeds and advances from the FHLBB. At June 30, 2009, the Bank had approximately $133,000,000 in additional borrowing capacity from the FHLBB.

At June 30, 2009, the Company’s shareholders’ equity totaled $86,251,510, or 9.45% of total assets, compared to $74,677,092, or 8.86% of total assets at December 31, 2008. The Company’s Tier I core capital was 8.70% at June 30, 2009, compared to 8.12% at December 31, 2008. The increase in shareholders’ equity in the amount of $11,574,418 reflects net income of $3,014,412, the issuance of $10,000,000 in preferred stock, the payment of $165,277 in preferred stock dividends, the payment of $1,494,421 in common stock dividends, proceeds of $162,250 from the exercise of stock options, tax benefits of $16,466 from the exercise of stock options and an decrease in the accumulated other comprehensive loss in the amount of $40,991.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of June 30, 2009, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and return on average equity, each a performing benchmark against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. No shares were repurchased during the first six months of 2009.

As of August 11, 2009, the Company had $387,275 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, to pay the dividend on its preferred stock, to pay the interest on its capital securities, and from time-to-time to repurchase shares of the Company stock. The interest and dividend payments are approximately $4,900,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

For the six months ended June 30, 2009, net cash provided by operating activities decreased $3,855,718 to $3,712,198, compared to $7,567,916 for the same period in 2008, in part due to increases in loans held-for-sale and increases in net gains on sales and calls of securities. Loans held for sale increased $3,952,036 for the six months ended June 30, 2009, compared to the same period in 2008. Net gain on sales and calls of securities increased $1,261,699 for the six months ended June 30, 2009 compared to the same period in 2008 as a result of the sale of approximately of $74.1 million of mortgage-backed securities during the first six months of 2009. The provision for loan losses increased $2,218,000 for the six months ended June 30, 2009, compared to the same period in 2008 as the Bank adjusted reserves based on an increase in non-performing loans at the end of the first six months of 2009.

Net cash used in investing activities amounted to $63,318,479 for the six months ended June 30, 2009, compared to net cash used of $8,463,581 for the same period in 2008, an increase of $54,854,898. Cash used in net securities activities increased $62,562,819 for the six months ended June 30, 2009 compared to the same period in 2008 as the Company increased its investment portfolio. Cash provided by the net change in proceeds from loan originations and principal collections increased in the amount of $8,325,845, due to the sale of fixed-rate loans into the secondary market during the six months ended June 30, 2009 compared to the same period in 2008.

For the six months ended June 30, 2009, net cash flows provided by financing activities increased $66,419,848 to $65,317,741, compared to net cash used in financing activities of $1,102,107 for the six months ended June 30, 2008. The Bank experienced a net increase of $27,528,997 in cash provided by deposits and an increase in cash provided by Federal Home Loan Bank advances of $30,601,322. The issuance of $10,000,000 of preferred stock to the United States Department of the Treasury also contributed to the increase in cash provided by financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2009 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At June 30, 2009, the Bank had approximately $56,800,000 in loan commitments. Of these commitments, approximately $16,100,000 were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect in the Company’s liquidity, capital resources or results of operations.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Banks are required to maintain tangible capital, core leverage capital, and total risk-based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2009, the Bank’s ratios were 8.70%, 8.70%, and 13.30%, respectively, well in excess of the regulators’ requirements.

Book value per common share outstanding was $13.20 at June 30, 2009 versus $12.87 per common share at June 30, 2008.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2009 through June 30, 2009 (1)	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program provides that 253,776 shares are to be repurchased. The program will continue until all of those shares are repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

(a)	The annual meeting of shareholders was held on May 14, 2009 (the “2009 Annual Meeting of Shareholders”).

(b)	The following individuals were elected as directors for a three-year term at the annual meeting: William C. Horn, Jack H. Nelson and Peter D. Terwilliger. The other continuing directors are: Peter R. Lovely, Stephen R. Theroux, Joseph B. Willey, Leonard R. Cashman, Stephen W. Ensign and Michael T. Putziger.

(c)	The following matters were voted upon and approved by the Company’s shareholders at the 2009 Annual Meeting of Shareholders held on May 14, 2009: (i) election of three directors to serve for three-year terms (Proposal 1); (ii) ratification of the appointment of Shatswell, MacLeod & Co., P.C. as the independent registered public accounting firm of NHTB for the fiscal year ending December 31, 2009 (Proposal 2); and (iii) approval of an advisory proposal on NHTB’s executive compensation policies and procedures (Proposal 3).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1

William C. Horn received 4,674,573 votes for election and 73,071 votes were withheld; Jack H. Nelson received 4,702,164 votes for election and 45,480 votes were withheld; and Peter D. Terwilliger received 4,687,164 votes for election and 60,480 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2

Shareholders cast 4,708,511 votes for, 28,817 votes against and 10,316 abstentions.

Proposal 3

Shareholders cast 4,546,549 votes for, 149,129 votes against and 51,964 abstentions.

(d)	Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

Exhibit No.	Description
4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Steven R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

Exhibit No.	Description
10.6	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.7	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).

10.8	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).

10.9	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).

10.10	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.11	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with Commission on May 2, 2007 and incorporated herein by reference).

10.12	Form of Executive Salary Continuation Agreement by Lake Sunapee Bank, fsb and certain officers (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on February 21, 2008 and incorporated herein by reference).

10.13	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. (Registrant)

Date:	August 14, 2009	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date:	August 14, 2009	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)