Form 10-Q
period 2009-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2009-11-13
CIK 846931

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 10, 2009, was 5,771,772.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$17,570,500	$22,561,691
Federal Reserve Bank overnight deposits	5,000,000	—

Cash and cash equivalents	22,570,500	22,561,691
Securities available-for-sale	174,452,312	81,988,488
Federal Home Loan Bank stock	5,943,200	4,946,300
Loans held-for-sale	3,804,068	1,937,750
Loans receivable, net	622,501,543	636,720,290
Accrued interest receivable	3,023,051	2,715,864
Premises and equipment, net	17,204,004	17,649,624
Investments in real estate	3,529,410	3,587,020
Goodwill and other intangible assets	29,443,385	29,853,997
Investment in partially owned Charter Holding Corp., at equity	3,207,028	3,135,895
Bank owned life insurance	9,865,965	9,556,167
Other assets	7,399,756	28,545,328

Total assets	$902,944,222	$843,198,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Checking accounts (noninterest-bearing)	$46,905,737	$45,968,057
Savings and interest-bearing checking accounts	320,507,392	314,352,356
Time deposits	322,615,987	293,032,912

Total deposits	690,029,116	653,353,325
Securities sold under agreements to repurchase	11,503,644	15,072,991
Federal Home Loan Bank advances	76,010,101	66,317,485
Other borrowed funds	2,077,500	2,157,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	14,099,418	11,000,021

Total liabilities	814,339,779	768,521,322

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, 10,000 issued and outstanding at September 30, 2009, and no shares issued at December 31, 2008	100	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,232,051 issued and 5,771,772 shares outstanding at September 30, 2009, and December 31, 2008, respectively	62,321	62,081
Common stock warrants outstanding	85,020	—
Paid-in capital	55,880,559	45,756,112
Retained earnings	40,675,990	38,399,369
Accumulated other comprehensive loss	(948,824)	(2,389,747)
Treasury Stock, 460,279 shares as of September 30, 2009 and December 31, 2008	(7,150,723)	(7,150,723)

Total shareholders’ equity	88,604,443	74,677,092

Total liabilities and shareholders’ equity	$902,944,222	$843,198,414

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest and dividend income
Interest and fees on loans	$8,226,173	$9,233,472	$25,115,300	$28,317,257
Interest on debt investments:
Taxable	1,644,768	1,140,381	4,390,496	3,231,623
Dividends	240	68,879	9,954	277,112
Other	7,905	69,255	21,496	260,266

Total interest and dividend income	9,879,086	10,511,987	29,537,246	32,086,258

Interest expense
Interest on deposits	2,135,121	2,967,291	6,908,112	10,296,615
Interest on advances and other borrowed money	815,125	934,330	2,557,186	2,880,263

Total interest expense	2,950,246	3,901,621	9,465,298	13,176,878

Net interest and dividend income	6,928,840	6,610,366	20,071,948	18,909,380
Provision for loan losses	931,000	183,600	3,326,000	360,600

Net interest and dividend income after provision for loan losses	5,997,840	6,426,766	16,745,948	18,548,780

Noninterest income
Customer service fees	1,435,986	1,480,858	4,047,542	4,142,340
Net gain on sales of loans	750,302	146,802	2,082,852	732,013
Gain (loss) on sales of securities and other real estate and property owned, net	425,387	(868,864)	1,555,803	(785,131)
Rental income	177,341	166,315	541,075	498,251
Income from equity interest in Charter Holding Corp.	32,363	71,608	63,131	192,545
Brokerage service income	904	22,829	9,000	79,614
Bank owned life insurance income	94,474	83,364	278,952	290,971

Total noninterest income	2,916,757	1,102,912	8,578,355	5,150,603

Noninterest expenses
Salaries and employee benefits	3,037,728	3,051,297	9,082,884	9,018,491
Occupancy expenses	901,860	954,600	2,923,007	3,001,107
Advertising and promotion	95,703	161,718	267,233	366,770
Depositors’ insurance	332,709	27,074	801,602	63,937
Outside services	211,904	213,886	674,137	759,256
Professional services	240,688	214,258	707,775	586,471
ATM processing fees	156,964	145,833	483,442	438,160
Supplies	96,552	99,204	299,422	354,533
Amortization of mortgage servicing rights in excess of mortgage servicing income	20,826	(7,511)	160,530	64,746
Other expenses	1,069,129	980,571	2,758,550	3,070,021

Total noninterest expenses	6,164,063	5,840,930	18,158,582	17,723,492

Income before provision for income taxes	2,750,534	1,688,748	7,165,721	5,975,891
Provision for income taxes	941,411	583,152	2,342,187	2,079,695

Net income	$1,809,123	$1,105,596	$4,823,534	$3,896,196

Net income available to common shareholders	$1,679,051	$1,105,596	$4,459,344	$3,896,196

Comprehensive income	$3,271,588	$1,515,007	$6,206,510	$3,440,385

Earnings per common share, basic	$0.29	$0.19	$0.77	$0.68

Average Number of Shares, basic	5,770,250	5,747,772	5,756,354	5,745,051
Earnings per common share, assuming dilution	$0.29	$0.19	$0.77	$0.67

Average Number of Shares, assuming dilution	5,773,761	5,747,792	5,758,288	5,797,210
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,823,534	$3,896,196
Depreciation and amortization	1,131,944	1,078,342
Amortization of fair value adjustments, net (loans, deposits and borrowings)	83,739	295,527
Amortization of securities, net	215,249	3,431
Net (increase) decrease in mortgage servicing rights	(897,677)	152,202
Net (increase) decrease in loans held-for-sale	(1,866,318)	1,855,880
Increase in cash surrender value of life insurance	(309,798)	(318,473)
Amortization of intangible assets	410,612	457,903
Provision for loan losses	3,326,000	360,600
Decrease (increase) in accrued interest receivable and other assets	708,141	(161,647)
Net loss on sales of other real estate owned	12,814	55,911
Net (gain) loss on sales and calls of securities	(1,568,616)	105,616
Disposals of premises and equipment	—	2,680
Loss on sales and disposals of premises and equipment	—	10,836
Income from equity interest in Charter Holding Corp.	(71,133)	(192,545)
Change in deferred loan origination fees and cost, net	(362,467)	(105,914)
Increase in accrued expenses and other liabilities	2,325,537	3,228,876

Net cash provided by operating activities	7,961,561	10,725,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(582,163)	(889,537)
Proceeds from sales of premises and equipment	—	13,320
Proceeds from maturities of available-for-sale securities	—	35,281,848
Writedowns of available-for-sale securities	—	824,000
Proceeds from sales and calls of securities available-for-sale	161,196,736	—
Purchases of securities available-for-sale	(229,232,052)	(35,299,956)
Net (purchases) redemptions of Federal Home Loan Bank stock	(996,900)	3,247,100
Loan originations and principal collections, net	10,949,799	(12,057,319)
Proceeds from sale of other real estate owned	350,186	259,360

Net cash used in investing activities	(58,314,394)	(8,621,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	36,675,791	(9,074,598)
Net decrease in securities sold under agreements to repurchase	(3,569,347)	(2,562,793)
Net increase (decrease) in advances from Federal Home Loan Bank	9,672,304	(976,122)
(Payments) proceeds from other borrowed funds	(80,000)	1,920,000
Proceeds from issuance of preferred stock	10,000,000	—
Dividends paid on preferred stock	(290,278)	—
Dividends paid on common stock	(2,244,491)	(2,240,851)
Payments to acquire treasury stock	—	(60,954)
Proceeds from exercise of stock options	197,663	267,990

Net cash provided by (used in) financing activities	50,361,642	(12,727,328)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,809	(10,623,091)
CASH AND CASH EQUIVALENTS, beginning of period	22,561,691	34,054,541

CASH AND CASH EQUIVALENTS, end of period	$22,570,500	$23,431,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	September 30, 2009	September 30, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$7,044,195	$10,686,344
Interest on advances and other borrowed money	2,555,919	3,069,531

Total interest paid	$9,600,114	$13,755,875

Income taxes paid, net	$2,197,388	$1,871,314

Loans transferred to other real estate owned	$250,000	$193,469

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note C - Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning January 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations. The enhanced disclosures related to this guidance are included in Note D, “Fair Value Measurements,” to the consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.” This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note D, “Fair Value Measurements,” to the consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations, and earnings per share.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.” This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 810-10, “Consolidation”, which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This guidance also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement to have a material impact on the Company’s financial condition and results of operations.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value for the period ended September 30, 2009.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$174,452,312	$434,702	$174,017,610	$—
Impaired loans	4,840,680	—	4,840,680	—

	$179,292,992	$434,702	$178,858,290	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$624,815	$—	$624,815	$—

	$624,815	$—	$624,815	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,570,500	$22,570,500	$22,561,691	$22,561,691
Securities available-for-sale	174,452,312	174,452,312	81,988,488	81,988,488
Federal Home Loan Bank stock	5,943,200	5,943,200	4,946,300	4,946,300
Loans held-for-sale	3,804,068	3,827,076	1,937,750	1,954,036
Loans, net	622,501,543	633,533,000	636,720,290	645,178,000
Other investments	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	614,000	620,000	515,545
Accrued interest receivable	3,023,051	3,023,051	2,715,864	2,715,864
Due from broker	—	—	20,868,360	20,868,360

Financial liabilities:
Deposits	690,029,116	693,159,000	653,353,325	656,224,000
FHLB Advances	76,010,101	76,926,000	66,317,485	67,909,726
Other borrowings	2,077,500	2,077,500	2,157,500	2,157,500
Securities sold under agreements to repurchase	11,503,644	11,503,644	15,072,991	15,072,991
Subordinated debentures	20,620,000	19,940,000	20,620,000	17,146,013
Derivatives	624,815	624,815	796,061	796,061

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments which are included in other assets and derivatives which are included in other liabilities.

Note E - Stock-based Compensation

At September 30, 2009, the Company had three stock-based employee compensation plans. The Company accounts for those plans under ASC 718, “Compensation-Stock Compensation.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the three or nine month periods ended September 30, 2009 or September 30, 2008.

Note F - Pension Benefits

The following summarizes the net periodic pension cost (benefit):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	79,987	78,146	239,961	234,438
Expected return on plan assets	(107,021)	(144,229)	(321,063)	(432,687)
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized net loss	51,385	9,302	154,155	27,906

Net periodic pension benefit (cost)	$24,351	$(56,781)	$73,053	$(170,343)

Note G - Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of September 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,605,300	$394,700	$4,605,300	$394,700
Mortgage-backed securities	—	—	27,326	71	27,326	71
Other bonds and debentures	2,186,725	49,060	—	—	2,186,725	49,060
Equity securities	363,525	98,876	—	—	363,525	98,876

Total temporarily impaired securities	$2,550,250	$147,936	$4,632,626	$394,771	$7,182,876	$542,707

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2009 consist of mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As company management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by the gain on sales of loans originated for sale, retail banking service fees, the gain on the sales of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of November 10, 2009, the Company had $1,384,156 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred and common stocks and the interest on its subordinated debentures.

Overview

•	Total assets were $902,944,222 at September 30, 2009, an increase of $59,745,808 from December 31, 2008.

•	Net loans receivable decreased $14,218,747 to $622,501,543 at September 30, 2009, from December 31, 2008.

•	The Company earned $4,823,534, or $0.77 per diluted common share, for the nine months ended September 30, 2009, compared to $3,896,196, or $0.67 per diluted common share, for the same period in 2008.

•	The Company earned $1,809,123, or $0.29 per diluted common share, for the quarter ended September 30, 2009, compared to $1,105,596, or $0.19 per diluted common share, for the same period in 2008.

•	For the quarter ended September 30, 2009, the Bank originated $66,714,616 in loans, compared to $63,941,514 in originated loans for the quarter ended September 30, 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Bank’s loan servicing portfolio totaled $340,612,786 at September 30, 2009, an increase from $314,299,502 at September 30, 2008.

•	The Bank’s interest rate margin decreased to 3.40% at September 30, 2009 from 3.42% at September 30, 2008, as the weighted yield on assets decreased faster than the cost of liabilities.

•	On October 9, 2009, the Company announced a quarterly shareholder dividend in the amount of $0.13 per share payable on October 30, 2009.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 14-16 of this report.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2009, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of November 10, 2009, has not elected to redeem any of the Debentures II.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, on or after March 30, 2009, at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of November 10, 2009, has not elected to redeem any of the Debentures III.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

For the nine months ended September 30, 2009, total assets increased $59,745,808, or 7.09%, from $843,198,414 at December 31, 2008 to $902,944,222 at September 30, 2009 due primarily to an increase in securities available-for-sale which were partially offset by a reduction in net loans receivable.

Net loans receivable decreased $14,218,747, or 2.23%, from $636,720,290 at December 31, 2008 to $622,501,543 at September 30, 2009. For the nine months ended September 30, 2009, the Bank originated $249.0 million in loans, compared to $192.7 million in loans for the nine months ended September 30, 2008. The decrease of loans held in portfolio was primarily due to an increase in refinancings resulting from a decrease in rates for fixed rate mortgage loans which the Bank typically sells into the secondary market. At September 30, 2009, the Bank’s mortgage servicing loan portfolio amounted to $340,612,76, compared to $314,299,502 at September 30, 2008. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2009, adjustable-rate mortgage loans comprised approximately 73.00% of the Bank’s real estate mortgage loan portfolio.

Securities available-for-sale increased $92,463,824, or 112.78%, to $174,452,312 over the same period, as the Bank purchased additional mortgage-backed securities and corporate bonds. The Bank’s net unrealized gain (after tax) on its investment portfolio was $1,555,176 at September 30, 2009 compared to an unrealized gain (after tax) of $222,501 at December 31, 2008. The investments in the Bank’s securities portfolio that are temporarily impaired as of September 30, 2009 consist of debt securities issued by U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $150,000 as of September 30, 2009, compared to $288,305 as of December 31, 2008.

Goodwill and other intangible assets amounted to $29,443,385, or 3.26% of total assets, as of September 30, 2009, as compared to $29,853,997, or 3.54% of total assets, as of December 31, 2008 due to normal amortization of core deposit intangible assets and asset growth.

Deposits increased $36,675,791 to $690,029,116 at September 30, 2009, from $653,353,325 at December 31, 2008. Non-interest bearing checking accounts increased $937,680, or 2.04%, savings and interest-bearing checking accounts increased $6,155,036, or 1.96%, and time deposits increased $29,583,075, or 10.10%. The Bank’s time deposits increased due to the need for depository services and the enhanced guarantee of FDIC insurance in light of uncertain credit markets.

Securities sold under agreements to repurchase decreased $3,569,347, or 23.68%, to $11,503,644 at September 30, 2009, from $15,072,991 at December 31, 2008 due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank maintained balances of $76,010,101 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of September 30, 2009, an increase of $9,692,616, or 14.62%, from December 31, 2008. Short-term FHLBB advances were utilized to assist in the funding of the purchase of mortgage-backed securities and corporate bonds during 2009.

Other borrowings decreased $80,000 to $2,077,500 at September 30, 2009, from December 31, 2008. During the nine months ended September 30, 2009, the Company renewed a $2,000,000 line of credit from PNC Bank to the Company and paid $80,000 on an outstanding loan.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with ASC 310-10-35, “Receivables – Overall – Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. Measurement of impairment is based on the present value of expected cash flows, market price of the loan, or the fair value of collateral. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgages, home equity loans or consumer loans.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has an internal loan review, audit, and compliance program. Results of the internal loan reviews, audit and compliance reviews are reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses at September 30, 2009 was $8,000,798, compared to $5,567,859 at December 31, 2008. The increase comes from the net impact of $3,246,000 in provisions for loan losses and $813,061 in net charge-offs over the first nine months of 2009. The provisions were made in response to economic and market conditions, higher levels of classified loans, and increases in loan delinquency and charge-offs. The larger allowance for loan losses is attributable to general portfolio trends and weaker economic conditions, not specific to any individual credits. At $8.0 million, the allowance for loan losses represents 1.27% of total loans, up from 0.87% at December 31, 2008.

In addition to the allowance for loan losses, the Bank maintains an allowance for losses from the fee for service overdraft program. At September 30, 2009, the allowance for overdraft losses was $29,233, compared to $26,453 at December 31, 2008. The provision for overdraft losses was $80,000 for the nine months ended September 30, 2009 compared to $150,600, over the same period in 2008. See the following chart that shows a summary of activity in the allowance for overdraft losses for charge-offs and recoveries attributable to overdrafts.

Loan charge-offs were $962,357 during the first nine months of 2009 compared to $545,404 during all of 2008. Recoveries were $149,296 during the nine months ended September 30, 2009 compared to $17,802 for the twelve months ended December 31, 2008. This resulted in net charge-offs of $813,061 for nine months ended September 30, 2009 compared to $502,769 for twelve months ended December 31,

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008. The higher net charge-offs are a reflection of weaker market conditions as borrowers are finding it more difficult to resolve financial problems. Two commercial loans and four residential properties accounted for approximately 60% of the amount charged-off during the nine months ended September 30, 2009. The loss experience in the first nine months of 2009 influenced the decision to make provisions and build the allowance.

Classified loans include non-performing loans and performing loans that have been adversely classified. Total classified loans at September 30, 2009 were $13,566,152 compared to $9,122,365 at December 31, 2008. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those companies are experiencing. Special mention loans were $14,376,872 at September 30, 2009, up $2,223,506 from $12,153,366 at December 31, 2008. At September 30, 2009, the Bank had $150,000 in Other Real Estate Owned (“OREO”) compared to $288,305 at December 31, 2008. During the nine months ended September 30, 2009, the Bank has been successful in keeping OREO from increasing by liquidating properties at public auction or selling them soon after the public auction. Losses are incurred in that liquidation process and the loss experience suggests it is prudent to continue funding provisions to build the allowance for loan loss. While, for the most part, quantifiable loss amounts have not been identified with individual credits; the Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties that the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the nine month period ended September 30, 2009, all loans about which management possesses information concerning possible borrower credit problems and repayment ability are included in the tables below or discussed herein.

The following is a summary of activity in the allowance for loan losses account for the periods indicated:

	For the nine months ended September 30,
	2009	2008
Balance, beginning of period	$5,567,859	$5,160,628
Charged-off loans	(962,357)	(346,529)
Recoveries	149,296	17,802
Provision charged to income	3,246,000	210,000

Balance, end of period	$8,000,798	$5,041,900

	For the year ended December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$5,160,628	$3,950,986	$3,990,503	$4,019,450	$3,898,650
Charged-off loans	(545,404)	(128,566)	(75,196)	(36,766)	(14,737)
Recoveries	42,635	34,847	5,979	7,819	60,540
Balance from acquisitions		1,303,361	—	—	—
Provision charged to income	910,000	—	29,700	—	74,997

Balance, end of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of activity in the allowance for overdraft losses:

	Nine months Ended September 30,		Twelve Months Ended December 31,
	2009	2008	2008
Beginning balance	$26,453	$20,843	$20,843
Overdraft charge-offs	253,829	275,655	373,598
Overdraft recoveries	176,609	139,759	188,108

Net Overdraft Losses	77,220	135,896	185,490
Provision for overdraft loans	80,000	150,600	191,100

Ending Balance	$29,233	$35,547	$26,453

The following table shows the breakdown of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	September 30, 2009		December 31, 2008
90-day delinquent loans (1)	$2,883	0.32%	$3,004	0.36%
Non-accrual impaired loans	3,495	0.39%	4,023	0.48%
Other real estate owned	150	0.02%	288	0.03%

Total non-performing loans	$6,528	0.73%	$7,315	0.87%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2009		December 31, 2008
Real estate loans-
Conventional	$5,638	75%	$3,448	76%
Construction	229	2%	421	2%
Collateral and consumer	100	13%	139	12%
Commercial and municipal	1,619	9%	1,376	9%
Impaired Loans	415	1%	210	1%

Total valuation allowance	$8,001	100%	$5,594	100%

Total valuation allowance as percentage of total loans	1.27%		0.87%

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Operating Results for the Nine months

and the Three Months Ended September 30, 2009 and September 30, 2008

Consolidated net income for the nine months ended September 30, 2009 was $4,823,534, or $0.77 per common share (assuming dilution), compared to $3,896,196, or $0.67 per common share (assuming dilution), for the first nine months of 2008, an increase of 23.80%. For the quarter ended September 30, 2009, net income totaled $1,809,123, or $0.29 per common share (assuming dilution) compared to $1,105,596, or $0.19 per common share (assuming dilution), for the same period in 2008, an increase of 63.63%. The Company’s return on average assets and average equity for the nine months ended September 30, 2009 were 0.71% and 7.55%, respectively, compared to 0.61% and 6.89%, respectively, for the same period in 2008.

Net interest and dividend income increased $1,162,568 to $20,071,948 for the nine months ended September 30, 2009, from $18,909,380 for the nine months ended September 30, 2008. Net interest and dividend income increased $318,474 to $6,928,840 for the three months ended September 30, 2009 from $6,610,366 for the three months ended September 30, 2008. Improving net interest income margins were responsible for the increases.

Interest and fees on loans decreased $3,201,957, or 11.31%, for the nine month period ended September 30, 2009 to $25,115,300, compared to $28,317,257 at September 30, 2008, due to loan repricing as well as the decrease in loans outstanding. Interest on investments increased $652,945, or 17.32%, for the nine month period ended September 30, 2009, due primarily to the interest generated from additional investment securities. For the three months ended September 30, 2009, interest and fees on loans decreased $1,007,299, or 10.91%, to $8,226,173 from $9,233,472 for the three months ended September 30, 2008. Interest on investments increased $374,399, or 29.28%, for the three-month period ended September 30, 2009, due primarily to the interest earned from additional investment securities.

For the nine months ended September 30, 2009, total interest expense decreased $3,711,580, or 28.17%, to $9,465,298 from $13,176,878 for the same period in 2008. For the nine months ended September 30, 2009, interest on deposits decreased $3,388,503, or 32.91%, due to the decrease in short-term interest rates. Interest on advances and other borrowed money decreased $323,077, or 11.22%, to $2,557,186 for the nine months ended September 30, 2009, from $2,880,263 for the nine months ended September 30, 2008, as the Bank’s advances from the FHLBB re-priced during this period of falling interest rates, decreasing the Bank’s cost of funds on these borrowings. For the three months ended September 30, 2009, total interest expense decreased $951,375, or 24.38%, to $2,950,246 from $3,901,621 for the same period in 2008. For the three months ended September 30, 2009, interest on deposits decreased $832,170, or 28.04%. Interest on advances and other borrowed money decreased $119,205, or 12.76%, to $815,125 for the three months ended September 30, 2009, from $934,330 for the three months ended September 30, 2008.

The allowance for loan losses was $8,000,798 on September 30, 2009 compared to $5,041,900 on September 30, 2008. The allowance for loan losses represented 1.27% and 0.79% of total loans at September 30, 2009 and September 30, 2008, respectively. In addition to the provisions for loan losses, the Bank made provisions for overdraft losses in the first nine months of 2009 and 2008. Those provisions were $80,000 and $150,600 respectively. The national recession is being felt in the Bank’s local communities, and the impact of the recession, among other things, influenced the Bank’s decision to increase its allowance for loan losses in 2009. Total non-performing assets increased from $6,964,177 at September 30, 2008 to $7,873,848 at September 30, 2009. The increase in non-performing assets comes from an increase in impaired loans. Net loan losses over the nine month period ended September 30, 2009 were $813,061 compared to net losses of $328,727 during the same period in 2008. Changes in economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $3,246,000 to the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allowance for loan and lease losses during the first nine months of 2009 which compares to provisions of $210,000 over the same period in 2008 resulting in allowance for loan losses of $8,000,798 on September 30, 2009 compared to $5,041,900 on September 30, 2008.

For the nine months ended September 30, 2009, total noninterest income increased $3,427,752, or 66.55%, to $8,578,355 from $5,150,603 for same period in 2008.

For the nine month period ended September 30, 2009:

•

Customer service fees decreased $94,798, or 2.29%, to $4,047,542 from $4,142,340 for the nine months ended September 30, 2008, primarily due to a reduction in fees collected from the fee-for-service overdraft privilege program.

•

Net gain on sales of loans increased $1,350,839, or 184.54%, for the nine months ended September 30, 2009 compared to the same period in 2008, representing an increase in the amount of $65,737,362 in loans sold into the secondary market, from $41,282,393 for the nine months ended September 30, 2008 to $107,019,755 for the nine months ended September 30, 2009, primarily as a result of refinancing activity during 2009.

•

Gain on sales of securities and other real estate and property owned, net increased $2,340,934 from losses of $785,131 for the nine months ended September 30, 2008, to gains of $1,555,803 for the nine months ended September 30, 2009. This reflects the recognition of gains on the sales of approximately $108.8 million of mortgage-backed securities during the first nine months of 2009. During the first nine months of 2008, a charge of $824,000 due to the other-than-temporary impairment of Fannie Mae Preferred Stock was recorded.

•

Income from equity interest in Charter Holding Corp. decreased $129,414, or 67.21%, to $63,131 for the nine months ended September 30, 2009 from $192,545 for the nine months ended September 30, 2008. This includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

•

Brokerage service income decreased $70,614 to $9,000 for the nine months ended September 30, 2009 compared to the same period in 2008, as a result of a decline in brokerage activity during the first nine months of 2009.

•	Bank owned life insurance income decreased $12,019, or 4.13%, to $278,952 for the nine months ended September 30, 2009, from $290,971 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, total noninterest expense increased $435,090, or 2.45%, to $18,158,582, from $17,723,492 for the same period in 2008, as discussed below.

For the nine month period ended September 30, 2009:

•

Salaries and employee benefits increased $64,393, or 0.71%, compared to the nine months ended September 30, 2008. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $395,948, or 4.04%, from $9,811,768 for the nine months ended September 30, 2008, to $10,207,716 for the nine months ended at September 30, 2009. The deferral of expenses in conjunction with the origination of loans increased $331,555, or 41.80%, to $1,124,832 for the nine months ended September 30, 2009 from $793,277 for the same period in 2008. This increase was due to higher loan volumes originated during the first nine months of 2009 compared to the same period in 2008, which resulted in a higher amount of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deferred expenses associated with origination costs. Net periodic pension cost on the Bank’s frozen defined benefit plan increased $235,278 to $64,937 for the nine months ended September 30, 2009, compared to a benefit of $170,341 for the same period in 2008 as a result of declining market values and returns.

•

Occupancy expense decreased $78,100, or 2.60%, to $2,923,007 for the nine months ended September 30, 2009, from $3,001,107 for the nine months ended September 30, 2008. This includes decreases in maintenance and repair as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion decreased $99,537, or 27.14%, to $267,233 for the nine months ended September 30, 2009, from $366,770 for the same period in 2008 as the Company refocused its advertising and promotion strategies in light of current economic conditions.

•

Depositors’ insurance increased $737,665 to $801,602 at September 30, 2009, compared to $63,937 at September 30, 2008, due primarily to an FDIC Special Assessment of $415,887 recorded during the nine months ended September 30, 2009 and the depletion of insurance premium credits from the FDIC resulting in an increase of $321,778 for ordinary FDIC insurance premiums for the nine months ended September 30, 2009 compared to the same period in 2008.

•

Outside services decreased $85,119, or 11.21%, to $674,137 for the nine months ended September 30, 2009, compared to $759,256 for the nine months ended September 30, 2008. This includes a decrease of $34,352 in expenses related to the core processing system and a decrease of $39,902 in other outside fees including a non-recurring employee placement fee paid in the first nine months of 2008.

•

Professional services increased $121,304, or 20.68%, to $707,775 for the nine months ended September 30, 2009, compared to $586,471 for the nine months ended September 30, 2008, primarily due to expenses associated with increased legal and audit fees.

•

ATM processing fees increased $45,282, or 10.33%, to $483,442 for the nine months ended September 30, 2009, compared to $438,160 for the nine months ended September 30, 2008, due primarily to increased transaction volume.

•

Supplies decreased $55,111, or 15.54%, to $299,422 for the nine months ended September 30, 2009, compared to $354,533 for the nine months ended September 30, 2008, due primarily to the additional transitional supplies incurred during the first quarter of 2008 that resulted from the two bank acquisitions.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income increased $95,784, or 147.94%, from $64,746 to $160,530 for the nine months ended September 30, 2009 compared to the same period in 2008 due to an increase in payoffs on serviced mortgages.

•

Other expenses decreased $311,471, or 10.15%, to $2,758,550 for the nine months ended September 30, 2009, compared to $3,070,021 for the nine months ended September 30, 2008. In particular, periodic impairment associated with mortgage servicing rights decreased $622,308 to a benefit of $583,907 for the nine months ended September 30, 2009 compared to a charge of $38,401 for the same period in 2008.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2009, total noninterest income increased $1,102,912, or 164.46%, to $2,916,758 from $1,813,846 for the three months ended September 30, 2008, as discussed below.

For the three-month period ended September 30, 2009:

•

Customer service fees decreased $44,872 to $1,435,986 from $1,480,858 for the three months ended September 30, 2008 primarily due to a reduction in fees collected from the fee-for-service overdraft privilege program.

•

Net gain on sales of loans increased $603,500, or 411.10%, for the quarter ended September 30, 2009 compared to the same period in 2008, due to an increase of $19,666,440 in loans sold into the secondary market, from $6,265,900 for the three months ended September 30, 2008 to $25,932,340 for the three months ended September 30, 2009.

•

Gain on sales of securities and other real estate and property owned, net increased $1,294,251 from a loss of $868,864 for the three months ended September 30, 2008, to a gain of $425,387 for the three months ended September 30, 2009. This reflects the recognition of gains on the sales of approximately $34.7 million of mortgage-backed securities during the third quarter of 2009. During the three months ended September 30, 2008, a charge of $824,000 due to the other-than-temporary impairment of Fannie Mae Preferred Stock was recorded.

•	Income from equity interest in Charter Holding Corp. decreased $39,245, or 54.81%, to $32,363 for the quarter ended September 30, 2009 from $71,608 for the quarter ended September 30, 2008.

•

Brokerage service income decreased $21,925 to $904 for the quarter ended September 30, 2009 compared to the same period in 2008, as a result of a decline in brokerage activity during the third quarter of 2009.

•	Bank owned life insurance income increased $11,110, or 13.33%, to $94,474 for the three months ended September 30, 2009, from $83,364 for the three months ended September 30, 2008.

For the three months ended September 30, 2009, total noninterest expense increased $323,133, or 5.53%, to $6,164,063 from $5,840,930 for the three months ended September 30, 2008, as discussed below.

For the three-month period ended September 30, 2009:

•

Salaries and employee benefits decreased by $13,569, or 0.44%, compared to the three months ended September 30, 2008. Gross salaries and benefits paid increased $66,718, or 2.01%, from $3,313,729 for the three months ended September 30, 2008 to $3,380,447 for the three months ended September 30, 2009. The deferral of expenses in conjunction with the origination of loans increased $80,287, or 30.59%, to $342,719 for the three months ended September 30, 2009 from $262,432 for the same period in 2008. This increase was due to higher loan volumes originated during the three months ended of September 30, 2009, compared to the same period in 2008, which resulted in a higher amount of deferred expenses associated with origination costs. Net periodic pension cost on the Bank’s frozen defined benefit plan increased $89,249 to $32,469 for the three months ended September 30, 2009, compared to a benefit of $56,780 for the same period in 2008 as a result of declining market values and returns.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Occupancy expense decreased $52,740, or 5.52%, to $901,860 for the three months ended September 30, 2009 from $954,600 for the three months ended September 30, 2008. This includes decreases in maintenance and repair as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion decreased by $66,015, or 40.82%, to $95,703 for the three months ended September 30, 2009 compared to the same period in 2008 as the Company refocused its advertising and promotion strategies in light of current economic conditions.

•

Depositors’ insurance increased $305,635 to $332,709 for the three months ended September 30, 2009, compared to $18,544 for the three months ended September 30, 2008, due primarily to the depletion of insurance premium credits from the FDIC resulting in an increase of $289,748 for ordinary FDIC insurance premiums for the three months ended September 30, 2009 compared to the same period in 2008.

•	Outside services decreased by $1,981, or 0.93%, to $211,905 for the three months ended September 30, 2009, compared to $213,886 for the three months ended September 30, 2008.

•

Professional services increased by $26,430, or 12.34%, to $240,688 for the three months ended September 30, 2009 compared to $214,258 for the three months ended September 30, 2008, primarily due to expenses associated with increased legal and audit fees.

•

ATM processing fees increased by $11,131, or 7.63%, to $156,964 for the three months ended September 30, 2009 compared to $145,833 for the three months ended September 30, 2008 due primarily to increased transaction volume.

•	Supplies decreased by $2,652, or 2.67%, to $96,552 for the three months ended September 30, 2009 compared to $99,204 for the three months ended September 30, 2008.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income for the three months ended September 30, 2009 increased $28,337, or 377.28%, due to an increase in payoffs on serviced mortgages.

•	Other expenses increased by $88,556, or 9.03%, to $1,069,127 for the three months ended September 30, 2009 compared to $980,571 for the three months ended September 30, 2008.

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

Gap analysis is used to examine the extent to which assets and liabilities are “rate sensitive”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

The Bank’s one-year gap at September 30, 2009 was positive 2.88%, compared to the December 31, 2008 gap of positive 2.83% and one-year gap at September 30, 2008 of positive 2.46%. The Bank continues to hold in portfolio adjustable-rate mortgages, which reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Management feels that maintaining the gap within twenty basis points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within twenty basis points of parity, the Bank may utilize facilities, such as the FHLBB advance program, to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of June 30, 2009, the latest NPV analysis calculated and prepared by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	78,411	-30,548	-28%	8.85%	-301 bp
+200 bp	91,480	-17,479	-16%	10.17%	-169 bp
+100 bp	101,997	-6,962	-6%	11.20%	-66 bp
+50 bp	105,637	-3,321	-3%	11.55%	-31 bp
0 bp	108,958	—	—	11.86%	—
-50 bp	111,473	2,515	+2%	12.09%	+23 bp
-100 bp	112,068	3,110	+3%	12.14%	+28 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds comes primarily from net deposit inflows, loan amortizations, principal pay-downs from loans, sold loan proceeds and advances from the FHLBB. At September 30, 2009, the Bank had approximately $151,000,000 in additional borrowing capacity from the FHLBB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2009, the Company’s shareholders’ equity totaled $88,604,443, or 9.81% of total assets, compared to $74,677,092, or 8.86% of total assets at December 31, 2008. The Company’s Tier I core capital was 8.83% at September 30, 2009, compared to 8.12% at December 31, 2008. The increase in shareholders’ equity in the amount of $13,927,351 reflects net income of $4,823,534, the issuance of $10,000,000 in preferred stock, the payment of $290,278 in preferred stock dividends, the payment of $2,244,491 in common stock dividends, proceeds of $180,490 from the exercise of stock options, tax benefits of $17,173 from the exercise of stock options and a decrease in the accumulated other comprehensive loss in the amount of $1,440,923.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of September 30, 2009, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and return on average equity, each a key performing benchmark against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. No shares were repurchased during the first nine months of 2009.

As of November 10, 2009, the Company had $1,384,156 in cash available, which it plans to use to continue its annual dividend payout of $0.52 per share, to pay the dividend on its preferred stock, to pay the interest on its capital securities, and from time-to-time to repurchase shares of the Company stock. The interest and dividend payments are approximately $4,900,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend, interest, and stock repurchase needs.

For the nine months ended September 30, 2009, net cash provided by operating activities decreased $2,763,860 to $7,961,561, compared to $10,725,421 for the same period in 2008, in part due to increases in loans held-for-sale and net gains on sales and calls of securities. Loans held for sale increased $3,722,198 for the nine months ended September 30, 2009, compared to the same period in 2008. Net gains on sales and calls of securities increased $1,674,232 for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of the sale of approximately of $108.8 million of mortgage-backed securities during the first nine months of 2009. The provision for loan losses increased $2,965,400 for the nine months ended September 30, 2009, compared to the same period in 2008 as the Bank adjusted reserves based on an increase in non-performing loans at the end of the first nine months of 2009.

Net cash used in investing activities amounted to $58,314,394 for the nine months ended September 30, 2009, compared to net cash used of $8,621,184 for the same period in 2008, an increase of $49,693,210. Cash used in net securities activities increased $68,841,208 for the nine months ended September 30, 2009, compared to the same period in 2008 as the Company increased its investment portfolio. The Company purchased $996,900 in FHLBB stock during the nine months ended September 30, 2009, compared to the redemption of $3,247,100 in FHLBB stock during the same period in 2009. Cash provided by the net change in proceeds from loan originations and principal collections increased in the amount of $23,007,118 due to the sale of fixed-rate loans into the secondary market during the nine months ended September 30, 2009 compared to the same period in 2008.

For the nine months ended September 30, 2009, net cash flows provided by financing activities increased $63,088,970 to $50,361,642, compared to net cash used in financing activities of $12,727,328 for the nine months ended September 30, 2008. The Bank experienced a net increase of $45,750,389 in cash provided by deposits and a net increase in cash provided by FHLBB advances and other borrowed funds of

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$8,808,426. The issuance of $10,000,000 of preferred stock to the United States Department of the Treasury also contributed to the increase in cash provided by financing activities in 2009.

The Bank expects to be able to fund loan demand and other investing activities for the remainder of 2009 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At September 30, 2009, the Bank had approximately $39,454,000 in loan commitments. Of these commitments, approximately $10,600,000 were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk-based capital of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2009, the Bank’s ratios were 8.83%, 8.83%, and 13.41%, respectively, well in excess of the regulators’ requirements.

Book value per common share outstanding was $13.60 at September 30, 2009 versus $12.87 per common share at September 30, 2008.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2009 through September 30, 2009 (1)	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program provides that 253,776 shares are to be repurchased. The program will continue until all of those shares are repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

Exhibit No.	Description
3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

Exhibit No.	Description
10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Steven R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.6	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.7	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).

10.8	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).

10.9	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).

10.10	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.11	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with Commission on May 2, 2007 and incorporated herein by reference).

10.12	Form of Executive Salary Continuation Agreement by Lake Sunapee Bank, fsb and certain officers (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on February 21, 2008 and incorporated herein by reference).

Exhibit No.	Description
10.13	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. (Registrant)

Date:	November 13, 2009	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date:	November 13, 2009	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)