Form 10-K
period 2009-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-03-29
CIK 846931

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

Selected Financial Highlights

For the Years Ended December 31,	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net Income	$6,598	$5,725	$4,516	$5,040	$5,524

Per Share Data:
Basic Earnings (1)	1.06	1.00	0.93	1.20	1.31
Diluted Earnings	1.06	0.99	0.92	1.17	1.29
Dividends Paid	0.52	0.52	0.52	0.52	0.50
Dividend Payout Ratio	49.06	52.00	55.91	43.33	38.17

Return on Average Assets	0.73	0.69%	0.61%	0.75%	0.89%
Return on Average Equity	7.75	7.84%	7.98%	11.04%	13.10%

As of December 31,	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Total Assets	$962,601	$843,198	$834,210	$672,031	$650,179
Total Deposits	734,429	653,353	652,952	465,506	464,637
Total Securities (2)	224,469	86,935	94,343	99,063	119,303
Loans, Net	620,333	636,720	626,274	492,712	463,151
Federal Home Loan Bank Advances	95,962	66,317	63,387	120,000	100,000
Stockholders’ Equity	87,776	74,677	72,667	48,409	46,727
Book Value per Common Share	$13.48	$12.99	$12.69	$11.58	$11.07
Average Common Equity to Average Assets	9.45%	8.76%	7.84%	6.91%	6.80%
Shares Outstanding	5,771,772	5,747,772	5,726,772	4,180,080	4,219,980
Number of Branch Locations	28	28	29	18	17

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Letter to Stockholders

… those who know the industry well understand that the fundamental principles of sound banking practices have not in any way been diminished…

Dear Stockholder:

The Company continued to make significant progress in a number of critical areas as we moved through 2009…a year that was filled with severe financial and regulatory uncertainty. Public perceptions of the banking industry as a whole have been shaped by sound-bites and articles depicting the worst of characters as perhaps representative of the larger group. This is, of course, not the case at all. And community bankers across the country…those who know the industry well…understand that the fundamental principles of sound banking practices have not in any way been diminished.

Everyday community banks make a real difference by taking the time to understand the financial needs of the retail and commercial customers we are here to serve. Sound relationships are built on trust. We recognize that trust must not be taken for granted, and we work to earn that trust in everything that we do. In today’s world, knowing that similar products and services are so readily available from a wide variety of sources, there is an almost constant need to reinforce the role of community banks as the provider-of-choice for all of a customer’s banking needs.

While the worst of the economic downturn may now be passing, it is important to note the underlying strength of the New England region within which the Company does business and to highlight the fact the banks in the three Northern New England states have the lowest level of non-performing assets of anywhere else in the country. Ours is a ‘low-to-the-ground-business’ from community to community where we know our customers and they know us. This is the economic and relationship platform upon which we continue to build the core of our business.

COMPANY EARNINGS

The Company reported consolidated net income for the year-ended December 31, 2009 of $6,597,706, or $1.06 per share (fully diluted). This compares quite favorably to the $5,725,072, or $0.99 per share (fully diluted) that was reported for the year ended December 31, 2008. While margin compression continues to be of concern for the longer term, the results for 2009 reflect an increase in net interest and dividend income, as well as increases in the net gains on the sales of loans and on the sales of securities.

Having participated in the Treasury Department’s Capital Purchase Program (CPP) at the start of 2009, the Company was able to leverage the $10,000,000 in new capital in a way that provided additional benefits to the bottom line by enabling the Company to expand its asset base by investing in low-risk securities and growing that portfolio nearly three-fold to just under $220,000,000 at the end of the year. For a more in depth analysis of the Company’s financials, please refer to the Management’s Discussion and Analysis section immediately following this letter.

STOCKHOLDER VALUE

As a matter of fundamental practice, the Company continues to focus its energy on managing the core components of our business model that will yield progressive growth in stockholder value over the long term. The inevitability of economic cycles only serves to strengthen our resolve to build a sustainable franchise that can best weather a downturn in the markets and take advantage of the same markets when they are more robust. This means developing and maintaining a corporate strategy that continually assesses the quality of our assets, reviews our products, services and policies, and looks to find areas of opportunity and growth.

The Company’s stock price closed out the year 2009 at $9.69, well above the start of the year when it closed at $7.01 at the beginning of January, with daily closing prices having ranged from a low of $6.40 to high of $10.40 over the course of the year. Stockholder’s equity stood at $87,776,253 at December 31, 2009 as compared to $74,677,092 a year earlier. The number of common shares outstanding at the end of the year totaled 5,771,772 and the book value per share stood at $13.48, an increase of $0.49 per share from a year ago. During this past year, the Company continued to pay a regular cash dividend of $0.52 per share on its common stock.

Letter to Stockholders (continued)

BALANCE SHEET HIGHLIGHTS

Total assets of the Company amounted to $962,601,187 at year-end December 31, 2009 as compared to $843,198,414 at December 31, 2008, a significant increase over the prior year end that is primarily reflective of the leverage strategy undertaken in connection with the Company’s participation in the CPP program as well as in conjunction with the growth in deposits and FHLB advances. Loans held in portfolio decreased from $636,720,290 at year-end 2008 to $620,332,606 at December 31, 2009. This decline was the direct result of the mortgage loan refinance boom that took place during the early part of 2009. The Company saw a large number of portfolio loans transition into the fixed-rate secondary market, with a corresponding growth in our off-balance-sheet servicing portfolio that now stands at just over $350,000,000.

With the economy in decline, the Company took a disciplined and dedicated approach to building its loan loss reserves over the course of the year, resulting in an allowance for loan losses that increased by $3,924,320, net, to $9,518,632 at year end, up from $5,594,312 at December 31, 2008. This action further shields the Company from the possibility of loan quality erosion within the residential and commercial loan portfolios. Non-performing loans as a percentage of total loans stood at 0.98% at year-end 2009 as compared to 1.10% at year-end 2008. And the Company remains well-capitalized with a Tier 1 Capital ratio of 8.45% at December 31, 2009.

THE BUSINESS MODEL

Many articles that appeared during the last year made reference to a ‘new normal’ in both the local and national business environments. The economic reality of the past couple of years has led many to envision an undetermined period of time during which we all will see major changes in the way consumers do business and in what their expectations will be about…and from…the companies they choose to do business with in the future.

As we work to clarify the financial services role of the Company within the variety of communities currently served, the underlying theme continues to revolve around the need to nurture and support the ‘service culture’ that has become so embedded within everything that we do here on a daily basis. We remain committed to our choice to focus on a relatively narrow set of operating principles… reinforce them, refine them and adapt them to meet the needs and expectations of an ever-changing business climate. For community banks, it is consistency that matters most, and we must always strive to anticipate our customer’s changing needs.

Capitalizing on our network of branch offices, we seek to further delineate the Company as a retailer of financial services by developing a better understanding of our core customers, planning effectively and being flexible and agile enough to make changes to our business model as necessary. The goal has always been to grow the Company by looking for avenues of opportunity to increase market share, enhance revenues and optimize expenses by advancing our relationship presence in the lives of our customers and communities we serve.

THE REGULATORY PENDULUM

The current trend in regulatory reform that is sweeping its way through Congress remains of great and grave concern to community bankers. The costly burden of ever- increasing layers of new and revised regulations weighs heavily upon financial institutions. However, working within a highly regulated industry, we understand the need for a tighter set of rules in order to provide greater consumer protections.

Enterprise risk management embodies a host of new initiatives to identify any and all potential threats and weaknesses throughout all levels of an institution. We are and will continue to be focused on key questions, including, what is the downside of all the different things that we do? What would or could the impact be of rising or falling interest rates? What about asset quality? What about liquidity? What about capital? What about reserves? And the list goes on from there…

Looking at ourselves introspectively brings with it a much greater understanding of the complexities of a financial services company like ours and draw attention to areas that will continue to strengthen the core value of the institution over time.

….the goal has always been to grow the Company by looking for avenues of opportunity…

Letter to Stockholders (continued)

… the recent economic downturn will have long-lasting financial implications…

LOOKING FORWARD

The role of ‘social networking’ and its place in the context of a bank’s delivery system for both traditional and new products and services is one of the areas next to be investigated by our management team. Many more people are becoming accustomed to communicating with each other…and with people they don’t know…through the use of a widening variety of on-line avenues. Where we should be in this new environment has yet to be determined, but we do recognize that there will be a base of customers that could broaden our traditional scope and territory of operations.

Economic shifts are also taking place as the ‘baby boomer’ generation moves toward retirement…or…perhaps stays in the workforce beyond their normal planned retirement date. Determining what their needs will be and how those needs can be best met by companies like ours will be an added challenge as we move into the not to distant future. The recent economic downturn will have long-lasting financial implications for many people and understanding how we can help them will increase the importance of the customer relationships that we have been developing over the years.

The operating culture of ‘people helping people’ that has been developed with the Company is ideally suited to meeting the challenges ahead of us. Emphasis continues to be placed on the retention and development of our core employee base by providing them with opportunities for both personal and professional growth and development in a proactive environment. We believe we obtain a beneficial advantage by deepening the relationship between each of our employees and the Company.

IN CLOSING

Our underlying operating premise is to seek ways to further develop, enhance and build upon the franchise value that has become the backbone of the Company as we move to advance our presence throughout the communities served by our branch offices in New Hampshire and Vermont. We strive to maintain high quality assets within our loan and securities portfolios, while remaining diligent in the pursuit of emerging opportunities that would be beneficial to the longer-term growth of the Company.

On behalf of those of us who work together to strengthen the financial position of the Company, I want to once again take this opportunity to express our appreciation to you…our stockholders…for the continuing support and confidence that you have shown over the years.

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

Overview

•	Total assets stood at $962,601,187 at December 31, 2009, an increase of $119,402,773, or 14.16%, from $843,198,414 at December 31, 2008.

•	Net loans decreased $16,387,684, or 2.57%, to $620,332,606 at December 31, 2009 from $636,720,290 at December 31, 2008.

•	In 2009, the Bank originated $309,592,066 in loans, compared to $241,431,731 in 2008.

•	The Bank’s loan servicing portfolio increased to $352,066,692 at December 31, 2009 from $311,228,362 at December 31, 2008, an increase of $40,838,330, or 13.12%.

•

The Company earned $6,597,706, or $1.06 per common share, assuming dilution, for the year ended December 31, 2009, compared to $5,725,072, or $0.99 per common share, assuming dilution, for the year ended December 31, 2008.

•	Net interest and dividend income for the year ended December 31, 2009 increased $1,386,231, or 5.35%, to $27,307,960.

•	The Bank’s interest rate spread decreased to 3.32% at December 31, 2009 from 3.37% at December 31, 2008.

Forward-looking Statements

Statements included in this discussion and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only at the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the Company’s loan portfolio includes loans with a higher risk of loss; (2) if the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease; (3) changes in interest rates could adversely affect the company’s results of operations and financial condition; the local economy may affect future growth possibilities; (4) the Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services; (5) the Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations; and (6) competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities,

Management’s Discussion and Analysis (continued)

which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. At December 31, 2009, there were no valuation allowances set aside against any deferred tax assets.

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

Comparison of Years Ended December 31, 2009 and 2008

Financial Condition

Total assets increased $119,402,773, or 14.16%, to $962,601,187 at December 31, 2009 from $843,198,414 at December 31, 2008. Cash and Federal Home Loan Bank overnight deposits increased $15,476,961.

Total net loans receivable excluding loans held-for-sale decreased $16,387,684, or 2.57% to $620,332,606 at December 31, 2009. The Bank’s conventional real estate loan portfolio decreased $10,469,964, or 3.04%, to $333,531,436. Construction loans decreased $1,047,422, or 7.75%, to $12,467,786. Commercial real estate loans decreased $3,753,796, or 2.69%, to $135,838,539. Additionally, consumer loans increased $3,513,309, or 4.42%, to $82,981,689 and commercial and municipal loans decreased $104,519, or 0.17%, to $62,386,826. Sold loans totaled $352,066,692 at year-end 2009, compared to $311,228,362, at year-end 2008. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. The Bank expects to continue to sell fixed-rate loans into the secondary market,

Management’s Discussion and Analysis (continued)

retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable-rate loans in portfolio. At December 31, 2009, adjustable-rate mortgages comprised approximately 80% of the Bank’s real estate mortgage loan portfolio, which is consistent with prior years. Non-performing assets were 0.29% of total assets and 0.98% of total loans at December 31, 2009, compared to 0.83% and 1.10%, respectively, at December 31, 2008, as the Bank continued to originate loans using conservative, standardized underwriting.

The fair value of investment securities available-for-sale increased $136,304,613, or 166.25%, to $218,293,101 at December 31, 2009, from $81,988,488 at December 31, 2008. The Bank realized $3,648,795 in the gains on the sales and calls of securities during 2009, compared to $909,919 in gains on the sales and calls of securities recorded during 2008. The U.S. Treasury’s actions during 2008 to place Fannie Mae under conservatorship resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F held by the Bank as previously disclosed in Current Report Form 8-K dated October 1, 2008. As a result, the Company recorded a writedown of $879,720 due to the other-than-temporary impairment of Fannie Mae Preferred Stock during 2008. At December 31, 2009, the Bank’s investment portfolio had a net unrealized holding loss of $837,491, compared to a net unrealized holding gain of $368,441 at December 31, 2008. The securities in the Bank’s investment portfolio that are temporarily impaired at December 31, 2009 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with investment-grade credit ratings and preferred stock issued by corporations and government sponsored agencies. At December 31, 2009, one investment held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII, had an unrealized market loss of $348,000 compared an unrealized market loss of $722,000 at December 31, 2008. The unrealized loss is primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned and property acquired in settlement of loans was at $100,000 at December 31, 2009 compared to $263,000 at December 31, 2008.

Goodwill was unchanged at $27,293,470 at December 31, 2009, compared to December 31, 2008. Goodwill includes $7,503,046 related to the acquisition of First Brandon Financial Corporation and $7,650,408 related to the acquisition of First Community Bank, both in 2007. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of three branch offices of New London Trust in 2001.

Core deposit intangibles decreased to $2,023,806 at December 31, 2009, compared to $2,560,527 at December 31, 2008. The Bank amortized $536,721 during 2009 and utilized the sum-of-the-years-digits method over ten years to amortize the core deposit intangibles.

Total deposits increased $81,075,443, or 12.41%, to $734,428,768 at December 31, 2009 from $653,353,325 at December 31, 2008. The Bank was able to retain and attract deposits as customers were drawn to the safety and guarantee of FDIC insurance resulting from uncertain credit markets and a lingering national recession.

Advances from the Federal Home Loan Bank (FHLB) increased $29,644,521, or 44.70%, to $95,962,006 from $66,317,485 at December 31, 2008. The weighted average interest rate for the outstanding FHLB advances was 1.71% at December 31, 2009, compared to 2.94% at December 31, 2008.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2009, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $18.3 million. The Bank’s source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2009, the Bank had approximately $132.2 million in additional borrowing capacity from the FHLB.

At December 31, 2009, the Company’s stockholders’ equity totaled $87,776,253, compared to $74,677,092, at year-end 2008. The increase of $13,099,161 reflects net income of $6,597,706, the payout of $2,994,821 in common stock dividends, the payout of $415,278 in preferred stock dividends, the exercise of stock options in the amount of $197,673, including a tax benefit, other comprehensive loss in the amount of $286,119, the issuance of preferred stock in the amount of $9,914,980, and the issuance of common stock warrants in the amount of $85,020.

On June 12, 2007, the Company approved the repurchase of up to an additional 253,776 shares of common stock. At December 31, 2009, 148,088 shares remained to be repurchased under the plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. During 2009, no shares were repurchased. However, as a participant in the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company is prohibited from repurchasing shares of its common stock, except in certain circumstances, without the consent of the Treasury prior to January 16, 2012.

Management’s Discussion and Analysis (continued)

At December 31, 2009, the Company had funds in the amount of $1,887,922. Total cash needs for the Company during 2010 will amount to approximately $4.5 million with $3.0 million projected to be used to pay dividends on the Company’s common stock, $1.0 million to pay interest on the Company’s capital securities and $0.5 million to pay interest dividends on the Company’s Preferred Stock Series A. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the Company’s cash needs for 2010 as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

During 2009, the Bank employed a leverage strategy to utilize the $10 million of capital received through participation n the CPP. This leverage included the purchase of additional investments, primarily in Fannie Mae and Freddie Mac mortgage-back securities, funded through the influx of deposits as well as additional FHLB advances.

Net cash provided by operating activities decreased $5,245,778 to $6,140,450 in 2009 from $11,386,228 in 2008. The decrease includes an increase in the amount of $4,850,900 in provision for loan losses, an increase in gains on sales and calls of securities of $2,738,876, an increase in mortgage servicing rights of $1,936,594, and a decrease of $2,005,800 in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $105,093,049 in 2009, compared to net cash flows used in investing activities of $24,729,196 in 2008, an increase of $80,363,853. During 2009, net cash provided by loan originations and net principal collections increased by $21,487,728 reflecting the sales of fixed-rate loans into the secondary market, while net cash used in securities available-for-sale increased $99,959,811.

Net cash flows provided by financing activities totaled $114,429,560 in 2009, compared to net cash flows provided by financing activities of $1,870,118, a change of $112,559,442. Net cash provided by FHLB advances increased $26,715,802 during 2009 compared to $2,901,952 during 2008 as cash provided by deposits increased $80,859,385.

The Bank expects to be able to fund loan demand and other investing activities during 2010 by continuing to utilize the FHLB’s advance program and cash flows from securities and loans. On December 31, 2009, approximately $18.3 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the Bank’s liquidity, capital resources or results of operations.

On January 16, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to Treasury 10,000 shares of the Company’s Fixed-rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per preferred share, having a liquidation reference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per common share (the “Common Stock”), at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock are treated as Tier 1 capital for regulatory purposes.

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series A Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock. Please refer to Note 19 of the Consolidated Financial Statements for further discussion.

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. At December 31, 2009, the Bank’s ratios were 8.45%, 8.45%, and 13.27%, respectively, well in excess of the OTS requirements for well-capitalized banks.

Book value per common share was $13.48 at December 31, 2009, compared to $12.99 per common share at December 31, 2008. Tangible book value per common share was $10.51 at December 31, 2009, compared to $9.19 per common share at December 31, 2008

Impact of Inflation

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

Management’s Discussion and Analysis (continued)

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

The Bank’s one-year cumulative interest-rate gap at December 31, 2009, was negative 7.10%, compared to the December 31, 2008 gap of positive 9.57%. At December 31, 2009, repricing liabilities over the next twelve months was $60.8 million more than repricing assets for the same period compared to repricing assets exceeding repricing liabilities in the amount of $69.0 million at December 31, 2008. With a liability sensitive (negative) gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase.

The Bank continues to offer adjustable-rate mortgages, which reprice at one, three, five and seven-year intervals. In addition, the Bank sells most fixed-rate mortgages to the secondary market in order to minimize interest rate risk and provide liquidity.

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

Management’s Discussion and Analysis (continued)

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2009:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$159,643	$57,933	$89,639	$176,013	$137,105	$620,333
Investments and overnight deposit	23,809	7,619	18,564	68,357	122,144	240,493

Total	183,452	65,552	108,203	244,370	259,249	860,826

Interest-bearing liabilities:
Deposits	180,860	90,273	69,767	68,686	324,843	734,429
Repurchase agreements	12,119	—	—			12,119
Borrowings	60,000	5,000	—	10,000	20,962	95,962

Total	252,979	95,273	69,767	78,686	345,805	842,510

Period sensitivity gap	(69,527)	(29,721)	38,436	165,684	(86,556)	$18,316
Cumulative sensitivity gap	$(69,527)	$(99,248)	$(60,812)	$104,872	$18,316	—
Cumulative sensitivity gap as a percentage of interest-earning assets	-8.08%	-11.53%	-7.06%	12.18%	2.13%	2.13%

The following table sets forth the Bank’s NPV at December 31, 2009, as calculated by the OTS:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$73,256	-41,451	-36%	7.90%	-389bp
+200 bp	90,110	-24,597	-21%	9.53%	-226bp
+100 bp	105,505	-9,202	-8%	10.96%	-82bp
+50 bp	110,919	-3,788	-3%	11.45%	-34bp
0 bp	114,707	—	—	11.79%	—
-50 bp	118,864	4,158	+4%	12.15%	+36bp
-100 bp	121,611	6,904	+6%	12.39%	+60bp

Comparison of Years Ended December 31, 2009 and 2008

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2009 increased $1,386,231, or 5.35%, to $27,307,960. The increase was primarily due to the Bank’s lower cost of funds during 2009. Total interest and dividend income decreased $3,251,635, or 7.63%, to $39,384,142 as the yield on interest-earning assets decreased to 4.92% from 5.69%. Interest and fees on loans decreased $4,394,628, or 11.70%, to $33,176,044 in 2009, due primarily to a decrease in the average yield on loans to 5.16% from 5.86%

Interest on taxable investments increased $1,671,709, or 37.48%, to $6,131,899, due primarily to an increase in average taxable investments as the Bank leveraged the capital funds to purchase investments, primarily mortgage-backed securities issued by Fannie Mae and Freddie Mac. Dividends decreased $309,188, or 93.73%, to $20,689. Interest on other investments decreased $219,528, or 79.82%, to $55,510. The yield on the Bank’s investment portfolio declined from 4.67% for the year ended December 31, 2008 to 3.94% the year ended December 31, 2009 due to lower yielding investments purchased to replace maturing and called securities in a falling interest rate environment.

Total interest expense decreased $4,637,866, or 27.75%, to $12,076,182 for the year ended December 31, 2009. For the year ended December 31, 2009, interest on deposits decreased $4,175,506, or 32.27%, to $8,762,151, despite an increase in average deposits as the cost of deposits decreased to 1.36% from 2.08%, compared to the same period in 2008. The increase on average deposits resulted primarily from customers seeking the safety of insured deposits. Interest on FHLB advances and other borrowed money decreased $128,507, or 5.77%, for the twelve months

Management’s Discussion and Analysis (continued)

ended December 31, 2009, to $2,098,049 for the same period in 2008, as FHLB advances outstanding increased to $95,962,006 at December 31, 2009, from $66,317,485 at December 31, 2008. The Bank was able to replace maturing advances at substantially lower rates during 2009 resulting in overall lower costs due to the falling interest rate environment.

For the year ended December 31, 2009, the Bank’s combined cost of funds decreased to 1.60% as compared to 2.32% for 2008. The cost of deposits, including repurchase agreements, decreased 73 basis points for 2009 to 1.34% compared to 2.07% in 2008, due primarily to the downward repricing of maturing time deposits and advances.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.32% in 2009 from 3.37% in 2008. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.41% during 2009, from 3.46% during 2008.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Yield on loans	5.16%	5.86%	6.20%	5.80%	5.37%
Yield on investment securities	3.94%	4.67%	4.93%	4.41%	3.95%
Combined yield on loans and investments	4.92%	5.69%	5.99%	5.53%	5.06%
Cost of deposits, including repurchase agreements	1.34%	2.07%	2.59%	1.77%	1.09%
Cost of other borrowed funds	3.29%	4.19%	5.37%	5.22%	3.94%
Combined cost of deposits and borrowings	1.60%	2.32%	3.08%	2.66%	1.66%
Interest rate spread	3.32%	3.37%	2.91%	2.87%	3.40%
Net interest margin	3.41%	3.46%	3.06%	3.02%	3.49%

Management’s Discussion and Analysis (continued)

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2009			2008			2007
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2)	$642,655	$33,176	5.16%	$641,100	$37,571	5.86%	$552,203	$34,258	6.20%
Investment securities and other	157,405	6,208	3.94%	108,533	5,065	4.67%	109,158	5,385	4.93%

Total interest-earning assets	800,060	39,384		749,633	42,636	5.69%	661,361	39,643	5.99%

Noninterest-earning assets:
Cash	15,983			17,541			16,940
Other noninterest-earning assets (3)	84,867			66,151			43,922

Total noninterest-earning assets	100,850			83,692			60,862

Total	$900,910			$833,325			$722,223

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$333,352	$1,080	0.32%	$331,586	$2,512	0.76%	$280,578	$2,666	0.95%
Time deposits	310,994	7,682	2.47%	290,648	10,426	3.59%	226,618	10,275	4.53%
Repurchase agreements	13,705	58	0.42%	14,184	234	1.65%	10,420	454	4.35%
Capital securities and other borrowed funds	98,913	3,256	3.29%	84,276	3,542	4.20%	111,499	5,986	5.37%

Total interest-bearing liabilities	756,964	12,076	1.60%	720,694	16,714	2.32%	629,115	19,381	3.08%

Noninterest-bearing liabilities:
Demand deposits	27,917			29,286			30,573
Other	30,880			10,309			5,940

Total noninterest-bearing liabilities	58,797			39,595			36,513

Stockholders’ equity	85,149			73,036			56,595

Total	$900,910			$833,325			$722,223

Net interest income/Net interest rate spread		$27,308	3.32%		$25,922	3.37%		$20,262	2.91%

Net interest margin			3.41%			3.46%			3.06%

Percentage of interest-earning assets to interest-bearing liabilities			105.69%			104.02%			105.13%

(1)	Monthly average balances have been used for all periods.
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

	Year ended December 31, 2009 vs. 2008 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$80	$(4,475)	$(4,395)
Interest income on investments	1,927	(784)	1,143

Total interest income	2,007	(5,259)	(3,252)

Interest expense on savings, NOW and MMAs	6	(1,438)	(1,432)
Interest expense on time deposits	503	(3,246)	(2,743)
Interest expense on repurchase agreements	(2)	(185)	(187)
Interest expense on capital securities and other borrowings	482	(757)	(275)

Total interest expense	989	(5,626)	(4,637)

Net interest income	$1,018	$367	$1,385

	Year ended December 31, 2008 vs. 2007 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$5,210	$(1,897)	$3,313
Interest income on investments	(29)	(291)	(320)

Total interest income	5,181	(2,188)	2,993

Interest expense on savings, NOW and MMAs	386	(540)	(154)
Interest expense on time deposits	2,297	(2,146)	151
Interest expense on repurchase agreements	65	(274)	(209)
Interest expense on capital securities and other borrowings	(1,141)	(1,314)	(2,455)

Total interest expense	1,607	(4,274)	(2,667)

Net interest income	$3,574	$2,086	$5,660

Allowance and Provision for Loan Losses

Lake Sunapee Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. The Bank tests the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, the Bank considers historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio.

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present

Management’s Discussion and Analysis (continued)

value of expected cash flows discounted at the loans effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 of the notes to the Consolidated Financial Statements for information regarding impaired loans.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Bank’s Board of Directors.

At December 31, 2009, the allowance for loan losses was $9,494,007 compared to $5,567,859 at year-end 2008. The increase is due to provisions of $5,846,000 and recoveries of $211,906, which were partially offset by loan charge-offs of $2,131,758. The amounts shown in this paragraph and the next two paragraphs do not include amounts associated with overdrafts on checking accounts.

The $5,846,000 provision made in 2009 reflects both the higher loan loss experience in 2009 and the changes in economic conditions that increase the risk of loss inherent in the loan portfolio. The higher loan loss experience is largely attributable to weaker real estate market conditions. Management anticipates making additional provisions in 2010 to maintain the allowance at an adequate level.

Loan charge-offs were $2,131,758 in 2009 compared to $545,404 in 2008. The increase reflects a writedown of approximately $1.0 million in commercial real estate in addition to higher charge-offs in all other categories. Recoveries were $211,906 for the period ended December 31, 2009, compared to $42,635 for the same period in 2008 resulting in net charge-offs for 2009 and 2008 of $1,919,852 and $502,769, respectively. The increase in the amount of the allowance for loan losses, due to the provisions made during 2009, increased the allowance from 0.87% to 1.51% of total loans.

In addition to the allowance for loan losses, the Bank maintains an allowance for losses associated with the fee for service overdraft privilege program, which was introduced in July 2005. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days.

The allowance for overdrafts was $24,626 at December 31, 2009, compared to $26,453 at year-end 2008. The tables in this section show the activity in the accounts for both the allowance for loan losses and the allowance for overdraft losses.

Total classified loans, excluding special mention loans, at December 31, 2009 and 2008, were $11,876,373 and $9,122,365 respectively. Special mention loans were $14,054,577 at December 31, 2009, compared to $12,153,366 at year-end 2008. These changes are a reflection of the lingering national recession which has adversely affected borrowers’ capacity to service debt. The special mention loans continue to perform and do not warrant adverse classification at this time.

The classified loans include $4,237,087 of impaired loans at December 31, 2009, compared to $4,547,504 at December 31, 2008. The impaired loans meet the criteria established under ASC 310-10-35, although one $2.0 million loan considered restructured at year-end 2009 and impaired at year-end 2008 continues to perform. The $2.0 million loan is not considered collateral dependent at this time, but the appraised value of the commercial real estate suggests no loss of principal and supports the current valuation. Four loans considered impaired loans at December 31, 2009, with specific reserves, are all under $200,000 and are secured with real estate. At December 31, 2009, the allowance included $165,000 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2008 was $209,500.

Loans 30 to 89 days past due were $9,883,831 and $10,018,803 at December 31, 2009 and 2008, respectively. Total non-performing loans amounted to $2,754,443 and $7,026,992 at December 31, 2009 and 2008, respectively. Loans over 90 days past due are placed on nonaccrual status and are included in non-performing loans. Loans over 90 days past due were $2,754,443 at December 31, 2009 compared to $3,003,615 at December 31, 2008. At year-end 2009, there were 18 loans over 90 days past due compared to 28 at the end of 2008.

As a percent of assets, non-performing loans decreased from 0.87% at the year-end 2008 to 0.29% at December 31, 2009, and as a percent of total loans, decreased from 1.10% at the end of 2008 to 0.98% at the end of 2009. At December 31, 2009, the Bank held $100,000 of other real estate owned and repossessed assets. This represents a decrease over the $263,000 held at the end of 2008. During 2009, the Bank sold three properties that were acquired in previous periods and sold two properties that were acquired during 2009. One property acquired during 2009 remained in OREO at December 31, 2009 with a book value of $100,000. Adjustments to the valuation of OREO are charged against earnings and do not impact the allowance for loan losses. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2009 and 2008, interest income realized on such loans would have amounted to approximately $139,520 and $118,700 respectively.

Management’s Discussion and Analysis (continued)

At December 31, 2009, the Bank had eight loans with net carrying values of $3,469,660 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2009, all “troubled debt restructurings” are performing under contractual terms and are included in impaired loans. At December 31, 2008, the Bank had no loans considered “troubled debt restructures.”

At December 31, 2009 there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table sets forth the breakdown of non-performing assets at December 31:

	2009	2008	2007	2006	2005
Nonaccrual loans (1) (2)	$2,754,443	$7,026,992	$4,744,729	$753,992	$278,422
Real estate and chattel property owned	100,000	288,305	241,346	—	—

Total nonperforming assets	$2,854,443	$7,315,297	$4,986,075	$753,992	$278,422

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.
(2)	At December 31, 2009, $3,469,660 of troubled debt restructured loans, not included above, were on accrual status and performing.

The following table sets forth nonaccrual (1) (2) loans by category at December 31:

	2009	2008	2007	2006	2005
Real estate loans -
Conventional	$2,116,713	$2,471,866	$851,201	$448,685	$254,982
Construction	—	—	—	—	—
Consumer loans	35,612	7,622	97,717	—	7,977
Commercial and municipal loans	—	524,127	—	—	15,463
Nonaccrual impaired loans	602,118	4,023,377	3,795,811	305,307	—

Total	$2,754,443	$7,026,992	$4,744,729	$753,992	$278,422

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.
(2)	At December 31, 2009, $3,469,660 of troubled debt restructured loans, not included above, were on accrual status and performing.

Management’s Discussion and Analysis (continued)

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	2009	2008	2007	2006	2005
Balance, beginning of year	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450

Charge-offs and writedowns:
Residential real estate	296,801	243,480	89,872	—	—
Commercial real estate	1,387,525	133,447	—	—	—
Construction	45,102	—	—	—	—
Consumer loans	105,326	78,812	33,530	18,498	36,766
Commercial loans	297,004	89,665	5,164	56,698	—

Total charged-off loans	2,131,758	545,404	128,566	75,196	36,766

Recoveries
Residential real estate	99,570	31,838	5,317	—	2,403
Commercial real estate	1,000	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	11,000	10,797	29,530	5,979	5,416
Commercial loans	100,336	—	—	—	—

Total recoveries	211,906	42,635	34,847	5,979	7,819

Net charge-offs	1,919,852	502,769	93,719	69,217	28,947

Allowance from Acquisitions	—	—	1,303,361	—	—

Provision for loan loss charged to income	5,846,000	910,000	—	29,700	—

Balance, end of year	$9,494,007	$5,567,859	$5,160,628	$3,950,986	$3,990,503

Ratio of net charge-offs to average loans	0.30%	0.08%	0.02%	0.01%	0.01%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

	2009	2008	2007	2006	2005
Beginning Balance	$26,453	$20,843	$24,136	$31,838	$—

Overdraft Charge-offs	313,736	373,598	273,872	391,821	87,119
Overdraft Recoveries	205,908	188,108	148,079	183,809	30,457

Net Overdraft Losses	107,828	185,490	125,793	208,012	56,662

Provisions for Overdrafts	106,000	191,100	122,500	200,310	88,500

Ending Balance	$24,625	$26,453	$20,843	$24,136	$31,838

Management’s Discussion and Analysis (continued)

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31 ($ in thousands):

	2009			2008			2007
Real estate loans -
Conventional	$6,990	74%	75%	$3,448	61%	76%	$3,023	58%	76%
Construction	227	2%	2%	421	8%	2%	501	10%	3%
Collateral and consumer loans	100	1%	13%	139	2%	12%	199	4%	12%
Commercial and municipal loans	2,012	21%	10%	1,376	25%	9%	1,413	27%	8%
Impaired loans	165	2%	—	210	4%	1%	45	1%	1%
Unallocated	—	—	—	—	—	—	—	—	—

Allowance	$9,494	100%	100%	$5,594	100%	100%	$5,181	100%	100%

Allowance as a percentage of total loans	1.51%			0.87%			0.82%

	2006			2005
Real estate loans -
Conventional	$2,592	65%	78%	$2,544	63%	77%
Construction	357	9%	3%	291	7%	3%
Collateral and consumer loans	130	3%	13%	224	6%	14%
Commercial and municipal loans	850	22%	6%	963	24%	6%
Impaired loans	46	1%	—	—	—	—
Unallocated	—	—	—	—	—	—

Allowance	$3,975	100%	100%	$4,022	100%	100%

Allowance as a percentage of total loans	0.80%			0.86%

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

Noninterest Income and Expense

Total noninterest income increased $5,148,937, or 66.89%, to $12,846,035 for the twelve months ended December 31, 2009, most notably the net gain on the sales and calls of securities and the net gain on the sales of loans accounted for 86.46% of the increase.

•	Customer service fees decreased $55,686, or 1.01%, due primarily to reduced fees assessed on the Bank’s overdraft protection program during 2009.

•

Net gain on sales and calls of securities increased $2,738,876 due to the sales, maturities and calls of securities in the amount of $289,998,085 as the Bank took advantage of interest rate volatility on the long-end yield curve.

•	Net gain on sales of loans increased $1,713,145, or 204.34%, as the Bank sold $136.5 million in loans to the secondary market during 2009, up from $48.3 million of loans sold during 2008.

•

Net loss on sale of other real estate owned and fixed assets decreased $50,443 during 2009 as the Bank recognized losses of $9,435 on other real estate and chattel property owned during 2009 compared to the recognition of losses in 2008 that included losses on leasehold improvements of $38,535 as a result of closing the retail branch in Killington, Vermont, in August 2008, and losses on other real estate owned in the amount of $27,644 during 2008.

•	Rental income increased $28,316, or 4.19%, primarily as a result of ordinary consumer price index-based increases during 2009.

•	The realized gain in Charter Holding Corp. decreased $146,819, or 58.01%, to $106,295 for the twelve months ended December 31, 2009, from

Management’s Discussion and Analysis (continued)

$253,114 for the same period in 2008, as a direct reflection of earnings reported by Charter Holding Corp. This includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

•

Brokerage service income decreased in the amount of $75,469, or 88.47%, to $9,832 for the year ended December 31, 2009, as the Company saw a decline due to the resignation of the Bank’s principal broker who was not replaced.

Total noninterest expenses decreased $126,549, or 0.51%, to $24,491,780 for the twelve months ended December 31, 2009, from $24,618,329 for the same period in 2008.

•

Salaries and employee benefits increased $167,684, or 1.38%, to $12,358,148 for the twelve months ended December 31, 2009 from $12,190,464 for the same period in 2008. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $582,326, or 4.41%, to $13,773,060 for the twelve months ended December 31, 2009, from $13,190,734 for the same period in 2008. Gross salaries increased $181,730, or 1.74%, to $10,627,440 for the twelve months ended December 31, 2009, compared to the same period in 2008. Average full time equivalents decreasing to 234 for the twelve months ended December 31, 2009, compared to 250 for the same period in 2008. Benefits costs, particularly associated with retirement and pension benefits, increased $454,119. This increase includes an increase of $324,528 related to periodic pension costs. The deferral of expenses associated with the origination of loans increased $414,642, or 41.45%, to $1,414,912 for the twelve months ended December 31, 2009, from $1,000,270 for the same period in 2008. This increase was due to higher volume of loans originated in 2009 compared to 2008, resulting in a higher amount of deferred salary and employee benefits expenses associated with origination costs.

•

Occupancy and equipment expenses decreased $173,398, or 4.35%, to $3,815,924 for the twelve months ended December 31, 2009 from $3,989,322 for the same period in 2008, due primarily to savings on depreciation as a number of fixed assets became fully depreciated and a reduction in maintenance expenses.

•

Advertising and promotion decreased $106,998, or 22.13%, to $376,431 for the twelve months ended December 31, 2009 from $483,429 for the same period in 2008, due primarily to a reduction in the utilization of print media and associated costs.

•

Depositors’ insurance increased $1,048,902 to $1,117,519 at December 31, 2009, compared to $128,617 at December 31, 2008, due primarily to an FDIC Special Assessment of $415,887 recorded during the nine months ended September 30, 2009 and the depletion of deposit insurance premium credits.

•

Professional fees increased $176,905, or 21.19% to $1,011,861 for the twelve months ended December 31, 2009 from $834,956 for the same period in 2008, due to increased audit, accounting and legal fees during 2009.

•	Data processing and outside services fees decreased $65,237, or 6.64%, to $917,170 for the twelve months ended December 31, 2009 from $982,407 for the same period in 2008.

•

ATM processing fees increased $31,649, or 5.43%, to $614,516 for the twelve months ended December 31, 2009 from $582,867 for the same period in 2008, due to the increase in ATM transaction activity, which was offset by fees generated from ATM transaction activity.

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income increased $95,885, or 371.03%, to $121,728 for the twelve months ended December 31, 2009 from $25,843 for the same period in 2008, due to a higher volume of prepayments of sold loans during 2009.

•

Other expenses decreased $1,229,461, or 24.88%, to $3,711,223 for the twelve months ended December 31, 2009 from $4,940,684 for the same period in 2008. In particular, periodic impairment benefits associated with mortgage servicing rights increased $1,306,849 to $587,576 for the twelve months ended December 31, 2009 compared to periodic impairment costs of $719,273 for the same period in 2008.

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

Management’s Discussion and Analysis (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning January 1, 2010. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

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

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations. The enhanced disclosures related to this guidance are included in Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.” This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”. The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have an impact on the Company’s earnings per share.

Management’s Discussion and Analysis (continued)

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.

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

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance significantly changed the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 32 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008, and 2007 includes net deferred income tax benefit of $1,200,943, $681,082, and $126,437, respectively. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2008 and 2007

In 2008, the Company earned $5,725,072, or $0.99 per common share, assuming dilution, compared to $4,515,682 or $0.92 per common share, assuming dilution, in 2007.

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

The fair value of investment securities available-for-sale decreased $4,821,515, or 5.55%, to $81,988,488 as of

Management’s Discussion and Analysis (continued)

December 31, 2008, from $86,810,003 at December 31, 2007. The Bank realized $909,919 in the gain on the sales and calls of securities during 2008, compared to no gains recorded during 2007. The U.S. Treasury’s actions during 2008 to place Fannie Mae under conservatorship resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F, as previously disclosed in our Current Report Form 8-K dated October 1, 2008. As a result, the Company recorded a writedown of $879,720 due to the other-than-temporary impairment of Fannie Mae Preferred Stock. As of December 31, 2008, the Bank’s investment portfolio had a net unrealized holding gain of $368,441, compared to a net unrealized holding loss of $1,663,149 at December 31, 2007. The investments in the Bank’s investment portfolio that were temporarily impaired as of December 31, 2008 consisted of debt securities issued by U.S. Government corporations or agencies, corporate debt with investment-grade credit ratings and preferred stock issued by corporations and government sponsored agencies. At December 31, 2008, one investment held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII had an unrealized market loss of $722,000. The unrealized loss was primarily attributable to changes in market interest rates. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned and property acquired in settlement of loans was at $263,000 at December 31, 2008 compared to $240,802 at December 31, 2007.

Goodwill was unchanged at $27,293,470 as of December 31, 2008, compared to December 31, 2007. Goodwill recognized due to the acquisition of First Brandon amounted to $7,503,046, after acquisition costs of $20,832,293. Goodwill recognized due to the acquisition of First Community amounted to $7,650,408, after acquisition costs of $14,649,648. Goodwill also included $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of three branch offices of New London Trust in 2001.

Core deposit intangible decreased to $2,560,527 as of December 31, 2008, compared to $3,160,303 at December 31, 2007. The Bank amortized $599,776 during 2008, utilizing the sum-of-the-years-digits method over ten years to amortize the core deposit intangible.

Total deposits increased $401,308, or 0.06%, to $653,353,325 as of December 31, 2008 from $652,952,017 as of December 31, 2007.

Advances from FHLB increased $2,930,611, or 4.62%, to $66,317,485 from $63,386,874 at December 31, 2007. The weighted average interest rate for the outstanding FHLB advances was 2.94% as of December 31, 2008, compared to 4.52% as of December 31, 2007.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2008 increased $5,659,267, or 27.93%, to $25,921,729 compared to the same period in 2007. The increase was primarily due to increased interest rate margins and increases in the Bank’s loan portfolio. In addition, the full-year impact of the acquisitions made during 2007 were realized during 2008. Total interest and dividend income increased $2,992,700, or 7.55%, to $42,635,777. Interest and fees on loans increased $3,313,168, or 9.67%, to $37,570,672 in 2008, due primarily to the increase in average loans outstanding.

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

Total interest expense decreased $2,666,567, or 13.76%, to $16,714,048 for the year ended December 31, 2008. Interest on deposits decreased slightly by $2,935, or 0.02%, to $12,937,657, while interest on FHLB advances and other borrowed money decreased $2,280,107, or 50.59%, to $2,226,556 for the same period. FHLB advances outstanding increased to $66,317,485 at December 31, 2008 from $63,386,874 at December 31, 2007. The Bank was able to replace maturing advances at substantially lower rates during 2008 resulting in overall lower costs due to the falling interest rate environment.

For the year ended December 31, 2008, the Bank’s combined cost of funds decreased to 2.32% as compared to 3.08% for the same period in 2007. The cost of deposits, including repurchase agreements, decreased 52 basis points in 2008 to 2.07% compared to 2.59% in 2007, due primarily to the downward repricing of maturing time deposits.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.37 % in 2008 from 2.91% in 2007. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.46% during 2008, from 3.06% during 2007. Both increases were indicative of the Federal Reserve Bank’s easing of the Fed Funds rate and the subsequent steepening of the yield curve. For the year ended December 31, 2008, the Bank’s interest expense decreased 13.76% compared to the increase in interest income of 7.55% during the same period in 2007.

Management’s Discussion and Analysis (continued)

Allowance and Provision for Loan Losses

At December 31, 2008, the allowance for loan losses was $5,567,859 compared to $5,160,628 at year-end 2007. The increase is due to provisions of $910,000 and recoveries of $42,635, which were partially offset by loan charge-offs of $545,404. The amounts shown in this paragraph and the next two paragraphs do not include amounts associated with overdrafts.

There was no loan loss provision during 2007. The $910,000 provision made in 2008 reflected both the higher loan loss experience in 2008 and the changes in economic conditions that increased the risk of loss inherent in the loan portfolio. The higher loan loss experience was largely attributable to weaker real estate market conditions. Unlike prior periods, some borrowers experiencing difficulty were not able to sell their property to resolve repayment issues.

Loan charge-offs were $545,404 in 2008 compared to $128,566 in 2007. The increase came from higher losses in all categories. Recoveries were $42,635 for the period ended December 31, 2008, compared to $34,847 for the same period in 2007. This resulted in net charge-offs for 2008 and 2007 of $502,769 and $93,719, respectively. The increase in the amount of the allowance for loan loss, due to the provisions made during 2008, increased the allowance up from 0.82% to 0.87% of total loans, despite the growth of the loan portfolio.

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

Total classified loans, excluding special mention loans, as of December 31, 2008 and 2007, were $9,122,365 and $6,172,310, respectively. The increase came from a $1.8 million increase in loans over 90 days past due and changes in the risk ratings of some performing loans. Special mention loans were $12,153,366 at December 31, 2008, compared to $2,099,598 at year-end 2007. The increase resulted from changes in loan risk ratings. Those changes were a reflection of economic conditions with some borrowers experiencing weaker cash flows and diminished capacity to service debt.

The classified loans include $4,547,504 of impaired loans at December 31, 2008, compared to $3,795,811 at December 31, 2007. The impaired loans met the criteria established under ASC 310-10-35, although one $2.9 million loan considered impaired at both year-end 2008 and 2007 continues to perform. The increase in impaired loans came from seven loans that were unlikely to be repaid in accordance with contractual terms at December 31, 2008. At December 31, 2008, the allowance included $209,500 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2007 was $45,000.

Loans 30 to 89 days past due were $10,018,803 and $8,291,466 at December 31, 2008 and 2007, respectively. Total non-performing loans amounted to $7,026,992 and $4,744,729 at December 31, 2008 and 2007, respectively. Loans over 90 days past due are placed on nonaccrual status and are included in non-performing loans. Loans over 90 days past due were $3,003,615 at December 31, 2008 compared to $1,230,348 at December 31, 2007. The $1.8 million increase included two loans over $500,000 and three over $200,000. No loss was expected on those loans as they were well secured with real estate. At year-end 2008, there were 28 loans over 90 days past due compared to 27 at the end of 2007.

As a percent of assets, non-performing loans increased from 0.57% at the year-end 2007 to 0.83% at December 31, 2008. Non-performing loans as a percent of total loans increased from 0.75% to 1.10% at the end of 2008. That increase reflected the changes in economic conditions and its adverse impact on borrower repayment capacity. At December 31, 2008, the Bank held $288,305 of other real estate owned and repossessed assets. That represented a slight increase over the $241,346 held at the end of 2007. The increase came from properties acquired in 2008. During 2008, the Bank wrote down two properties with a charge against earnings in the amount of $53,741 to reduce the book value of those assets. One of those properties remained in OREO at December 31, 2008 with a book value $36,000 less than at year-end 2007. Adjustments to the valuation of OREO are charged against earnings and do not impact the allowance for loan loss. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2008 and 2007, interest income on such loans would have amounted to approximately $118,700 and $64,200, respectively.

At December 31, 2008 the Bank had no loans considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2007, the Bank had $53,352 of “troubled debt restructured” loans. The restructuring did not improve performance, and the loan was charged off in 2008.

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

•

The realized gain in Charter Holding Corp. increased $28,738, or 12.81%, to $253,114 for the twelve months ended December 31, 2008, from $224,376 for the same period in 2007, as a direct reflection of earnings reported by Charter Holding Corp.

•	Brokerage service income decreased in the amount of $96,788, or 53.15%, to $85,301 for the year ended December 31, 2008, as commissions received declined during the year.

Total noninterest expenses increased $3,990,712, or 19.35%, to $24,618,329 for the twelve months ended December 31, 2008, from $20,627,617 for the same period in 2007.

•

Salaries and employee benefits increased $1,720,564, or 16.43%, to $12,190,464 for the twelve months ended December 31, 2008 from $10,469,900 for the same period in 2007. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $1,854,482, or 16.36%, to $13,190,734 for the twelve months ended December 31, 2008, from $11,336,252 for the same period in 2007. In addition to normal salary and benefit increases, during 2008, the Bank recognized a full twelve months of expenses associated with staffing the branches acquired from First Brandon and First Community. Average full time equivalents increased to 250 for the twelve months ended December 31, 2008, compared to 214 for the same period in 2007 due to the acquisitions during 2007. The deferral of expenses in conjunction with the origination of loans increased $133,918, or 15.46%, to $1,000,270 for the twelve months ended December 31, 2008, from $866,352 for the same period in 2007. This increase was due to higher volume of loans originated in 2008 compared to 2007, which resulted in a higher amount of deferred expenses associated with origination costs associated with salary and employee benefits.

•

Occupancy and equipment expenses increased $630,602, or 18.78%, to $3,989,322 for the twelve months ended December 31, 2008 from $3,358,720 for the same period in 2007 as the Bank recorded a full twelve months of expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three month periods, respectively, during 2007.

•

Advertising and promotion increased in the amount of $79,993, or 19.83%, to $483,429 for the twelve months ended December 31, 2008 from $403,436 for the same period in 2007, due to increased media outlets associated with the Bank’s two-state geographical footprint.

•

Professional fees increased $226,428, or 37.21%, to $834,956 for the twelve months ended December 31, 2008 from $608,528 for the same period in 2007, due to expanded requirements associated with the Bank’s audit and compliance programs.

•

Data processing and outside services fees increased $186,869, or 23.49%, to $982,407 for the twelve months ended December 31, 2008 from $795,538 for the same period in 2007, as the Bank recorded a full twelve months’ expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three month periods, respectively, during 2007.

•	ATM processing fees increased $65,941, or 12.76%, to $582,867 for the twelve months ended December 31, 2008 from $516,926 for the same period in

Management’s Discussion and Analysis (continued)

2007, due to the increase in ATM transaction activity, which were offset by fees generated from ATM transaction activity, due in part to the placement of additional ATMs into service 2008 compared to 2007 through the acquisitions.

•

Amortization of mortgage servicing rights (MSR) in excess of mortgage servicing income decreased in the amount of $60,346, or 70.02%, to $25,843 for the twelve months ended December 31, 2008 from $86,189 for the same period in 2007, due to a higher volume of prepayments of sold loans during 2008.

•

Other expenses increased in the amount of $1,119,612, or 28.35%, to $5,069,301 for the twelve months ended December 31, 2008 from $3,949,689 for the same period in 2007, as the Bank recorded a full twelve months’ expenses from operating the acquired branch offices of First Brandon and First Community which were recognized for seven and three month periods, respectively, during 2007. In particular, as prepayment of mortgage loan estimates increased substantially and rapidly in the final month of 2008, periodic impairment associated with mortgage servicing rights increased $714,167 to $719,273 for the twelve months ended December 31, 2008 compared to $5,106 for the same period in 2007. In addition to increases in postage and telephone usage of $165,106, the Company recognized an increase of approximately $292,000 in amortization of the core deposit intangible, attributable to the acquired banks, during 2008 compared to 2007, due to a full twelve months of recognition.

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

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 26, 2010

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2009	2008
ASSETS
Cash and due from banks	$20,338,652	$22,561,691
Federal Reserve Bank interest bearing deposit	17,700,000	—

Total cash and cash equivalents	38,038,652	22,561,691
Securities available-for-sale	218,293,101	81,988,488
Federal Home Loan Bank stock	6,175,800	4,946,300
Loans held-for-sale	2,077,900	1,937,750
Loans receivable, net of the allowance for loan losses of $9,518,632 as of December 31, 2009 and $5,594,312 as of December 31, 2008	620,332,606	636,720,290
Accrued interest receivable	2,972,403	2,715,864
Premises and equipment, net	17,034,220	17,649,624
Investments in real estate	3,505,828	3,587,020
Other real estate owned	100,000	263,000
Goodwill	27,293,470	27,293,470
Intangible assets - core deposits	2,023,806	2,560,527
Investment in partially owned Charter Holding Corp., at equity	3,083,084	3,135,895
Bank owned life insurance	9,965,068	9,556,167
Due from broker	—	20,868,360
Other assets	11,705,249	7,413,968

Total assets	$962,601,187	$843,198,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$48,430,291	$45,968,057
Interest-bearing	685,998,477	607,385,268

Total deposits	734,428,768	653,353,325
Federal Home Loan Bank advances	95,962,006	66,317,485
Other borrowings	2,077,500	2,157,500
Securities sold under agreements to repurchase	12,118,953	15,072,991
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	9,617,707	11,000,021

Total liabilities	874,824,934	768,521,322

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding as of December 31, 2009; liquidation value $1,000 per share	100	—
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 6,232,051 shares issued and 5,771,772 shares outstanding as of December 31, 2009 and 6,208,051 shares issued and 5,747,772 shares outstanding as of December 31, 2008	62,321	62,081
Warrants	85,020	—
Paid-in capital	55,884,604	45,756,112
Retained earnings	41,570,797	38,399,369
Accumulated other comprehensive loss	(2,675,866)	(2,389,747)
Treasury stock, 460,279 shares as of December 31, 2009 and 2008, at cost	(7,150,723)	(7,150,723)

Total stockholders’ equity	87,776,253	74,677,092

Total liabilities and stockholders’ equity	$962,601,187	$843,198,414

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$33,176,044	$37,570,672	$34,257,504
Interest on debt investments
Taxable	6,131,899	4,460,190	4,272,274
Dividends	20,689	329,877	539,418
Other	55,510	275,038	573,881

Total interest and dividend income	39,384,142	42,635,777	39,643,077

INTEREST EXPENSE
Interest on deposits	8,762,151	12,937,657	12,940,592
Interest on advances and other borrowed money	2,098,049	2,226,556	4,506,663
Interest on debentures	1,157,953	1,315,365	1,479,622
Interest on securities sold under agreements to repurchase	58,029	234,470	453,738

Total interest expense	12,076,182	16,714,048	19,380,615

Net interest and dividend income	27,307,960	25,921,729	20,262,462
PROVISION FOR LOAN LOSSES	5,952,000	1,101,100	122,500

Net interest and dividend income after provision for loan losses	21,355,960	24,820,629	20,139,962

NONINTEREST INCOME
Customer service fees	5,437,153	5,492,839	4,784,625
Net gain on sales and calls of securities	3,648,795	909,919	—
Writedown of securities	—	(879,720)	—
Income on other investments	—	—	144,174
Net gain on sales of loans	2,551,545	838,400	845,832
Net loss on sales of other real estate owned, other assets and fixed assets	(9,435)	(59,878)	—
Rental income	703,572	675,256	652,562
Realized gain in Charter Holding Corp.	106,295	253,114	224,376
Brokerage service income	9,832	85,301	182,089
Bank owned life insurance income	371,930	380,195	80,307
Other income	26,348	1,672	412

Total noninterest income	12,846,035	7,697,098	6,914,377

NONINTEREST EXPENSES
Salaries and employee benefits	12,358,148	12,190,464	10,469,900
Occupancy and equipment expenses	3,815,924	3,989,322	3,358,720
Advertising and promotion	376,431	483,429	403,436
Depositors’ insurance	1,177,519	128,617	60,269
Professional services	1,011,861	834,956	608,528
Data processing and outside services fees	917,170	982,407	795,538
ATM processing fees	614,516	582,867	516,926
Amortization of mortgage servicing rights in excess of mortgage servicing income	121,728	25,843	86,189
Supplies	387,260	459,740	438,691
Other expenses	3,711,223	4,940,684	3,889,420

Total noninterest expenses	24,491,780	24,618,329	20,627,617

INCOME BEFORE PROVISION FOR INCOME TAXES	9,710,215	7,899,398	6,426,722
PROVISION FOR INCOME TAXES	3,112,509	2,174,326	1,911,040

NET INCOME	$6,597,706	$5,725,072	$4,515,682

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,103,445	$5,725,072	$4,515,682

Earnings per common share	$1.06	$1.00	$0.93

Earnings per common share, assuming dilution	$1.06	$0.99	$0.92

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31,	2009	2008	2007
PREFERRED STOCK
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	100	—	—

Balance, end of year	$100	$—	$—

COMMON STOCK
Balance, beginning of year	$62,081	$61,821	$42,936
Exercise of stock options (24,000 shares in 2009, 26,000 shares in 2008, 68,758 shares in 2007)	240	260	688
Shares issued for acquisitions (1,819,713 shares)	—	—	18,197

Balance, end of year	$62,321	$62,081	$61,821

WARRANTS
Balance, beginning of year	$—	$—	$—
Issuance of warrants	85,020	—	—

Balance, end of year	$85,020	$—	$—

PAID-IN CAPITAL
Balance, beginning of year	$45,756,112	$45,480,955	$17,930,597
Increase on issuance of common stock from the exercise of stock options	180,260	248,865	782,044
Tax benefit for stock options	17,173	26,292	47,911
Issuance of preferred stock	9,914,880	—	—
Preferred stock net accretion	16,179	—	—
Acquisition of First Brandon	—	—	15,582,350
Acquisition of First Community	—	—	11,138,053

Balance, end of year	$55,884,604	$45,756,112	$45,480,955

RETAINED EARNINGS
Balance, beginning of year	$38,399,369	$35,982,392	$33,941,729
Net income	6,597,706	5,725,072	4,515,682
Cumulative effect of a change in accounting principle - initial application of ASC 715 - 60	—	(320,034)	—
Preferred stock net accretion	(16,179)	—	—
Cash dividends paid, preferred stock	(415,278)	—	—
Cash dividends paid, common stock	(2,994,821)	(2,988,061)	(2,475,019)

Balance, end of year	$41,570,797	$38,399,369	$35,982,392

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,389,747)	$(1,768,076)	$(1,707,556)
Unrealized holding (loss) gain on securities available-for-sale, net of tax effect	(728,263)	1,226,878	60,050
Other comprehensive income (loss) - pension plan	291,498	(1,356,767)	(120,570)
Other comprehensive income (loss) - derivative	146,845	(480,741)	—
Other comprehensive income (loss) - equity investment	3,801	(11,041)	—

Balance, end of year	$(2,675,866)	$(2,389,747)	$(1,768,076)

TREASURY STOCK
Balance, beginning of year	$(7,150,723)	$(7,089,769)	$(1,798,300)
Shares repurchased (5,000 shares in 2008 and 341,779 shares in 2007)	—	(60,954)	(5,291,469)

Balance, end of year	$(7,150,723)	$(7,150,723)	$(7,089,769)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2009	2008	2007
Net income	$6,597,706	$5,725,072	$4,515,682
Other comprehensive loss, net of tax effect	(286,119)	(621,671)	(60,520)

Comprehensive income	$6,311,587	$5,103,401	$4,455,162

Reclassification disclosure for the years ended December 31:

	2009	2008	2007
Net unrealized holding gains on available-for-sale securities	$2,442,863	$2,061,789	$99,438
Reclassification adjustment for realized gains in net income	(3,648,795)	(30,199)	—

Other comprehensive (loss) income before income tax effect	(1,205,932)	2,031,590	99,438
Income tax benefit (expense)	477,669	(804,712)	(39,388)

	(728,263)	1,226,878	60,050

Other comprehensive income (loss) - pension plan	482,693	(2,246,677)	(199,652)
Income tax (expense) benefit	(191,195)	889,910	79,082

	291,498	(1,356,767)	(120,570)

Change in fair value of derivatives used for cash flow hedges	243,162	(796,061)	—
Income tax (expense) benefit	(96,317)	315,320	—

	146,845	(480,741)	—

Other comprehensive income (loss) - equity investment	11,042	(18,282)	—
Income tax (expense) benefit	(7,241)	7,241	—

	3,801	(11,041)	—

Other comprehensive loss, net of tax effect	$(286,119)	$(621,671)	$(60,520)

Accumulated other comprehensive loss consists of the following as of December 31:

	2009	2008	2007
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(505,761)	$222,502	$(1,004,376)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,828,969)	(2,120,467)	(763,700)
Unrecognized net loss, derivative, net of tax	(333,896)	(480,741)	—
Unrecognized net loss, equity investment, net of tax	(7,240)	(11,041)	—

Accumulated other comprehensive loss	$(2,675,866)	$(2,389,747)	$(1,768,076)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$6,597,706	$5,725,072	$4,515,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,497,721	1,521,290	1,671,562
Net (increase) decrease in mortgage servicing rights	(982,975)	953,619	227,113
Amortization of securities, net	391,218	8,541	54,106
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,694	10,693	10,694
Amortization of fair value adjustments, net (loans, deposits and borrowings)	123,409	273,863	209,715
Amortization of core deposit intangible	536,721	599,776	307,697
Net (increase) decrease in loans held-for-sale	(140,150)	570,130	(737,380)
Writedown of other real estate	—	53,741	—
Net loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	9,435	59,878	—
Net gain on sales and calls of securities	(3,648,795)	(909,919)	—
Writedown of securities	—	879,720	—
Equity in gain of partially owned Charter Holding Corp.	(117,334)	(253,116)	(224,375)
Provision for loan losses	5,952,000	1,101,100	122,500
Deferred tax benefit	(1,200,943)	(681,082)	(126,437)
Change in cash surrender value of life insurance	(397,806)	(403,223)	(104,597)
(Increase) decrease in accrued interest receivable and other assets	(2,982,905)	(340,816)	373,777
Change in deferred loan origination costs, net	404,330	123,037	(128,158)
Increase (decrease) in accrued expenses and other liabilities	88,124	2,093,924	(2,135,727)

Net cash provided by operating activities	6,140,450	11,386,228	4,036,172

Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	16,000	—
Capital expenditures - investment in real estate	(12,503)	(164,692)	(54,896)
Capital expenditures - software	(32,148)	(191,779)	(26,213)
Capital expenditures - premises and equipment	(681,617)	(1,381,003)	(1,762,264)
Proceeds from sales of securities available-for-sale	249,601,020	20,191,593	—
Purchases of securities available-for-sale	(403,382,693)	(76,008,596)	(13,017,831)
Proceeds from maturities of securities available-for-sale	40,397,065	41,823,406	37,980,100
Purchases of Federal Home Loan Bank stock	(1,229,500)	(660,700)	—
Redemption of Federal Home Loan Bank stock	—	3,247,100	759,500
Redemption of Federal Reserve Bank stock	—	—	12,000
Capital distribution - Charter Holding Corp., at equity	170,145	251,171	212,463
Loan originations and principal collections, net	10,569,361	(10,918,367)	(2,639,379)
Purchases of loans	(1,176,964)	(1,326,296)	(2,173,433)
Recoveries of loans previously charged off	417,815	230,744	182,926
Proceeds from sales of other real estate and other assets	278,065	173,318	—
Purchases of limited partnerships	—	—	(246,288)
Purchase of bank owned life insurance	—	—	(5,000,000)
Premium paid on life insurance policies	(11,095)	(11,095)	(11,095)
Cash and cash equivalents acquired from First Brandon and First Community, net of expenses paid of $1,320,347	—	—	7,678,405

Net cash (used in) provided by investing activities	(105,093,049)	(24,729,196)	21,893,995

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in demand deposits, savings and NOW accounts	32,835,474	2,700,885	(11,904,868)
Net increase (decrease) in time deposits	48,239,969	(2,484,827)	47,270,927
Increase in short-term advances from Federal Home Loan Bank	35,000,000	4,383,000	617,000
Principal advances from Federal Home Loan Bank	5,000,000	60,000,000	10,000,000
Repayment of advances from Federal Home Loan Bank	(10,382,246)	(61,481,048)	(70,848,726)
Increase in other borrowed funds	—	2,000,000	237,500
Repayment of other borrowed funds	(80,000)	(80,000)	—
Net (decrease) increase in repurchase agreements	(2,954,038)	(368,002)	4,789,517
Proceeds from issuance of preferred stock	10,000,000	—	—
Repurchase of treasury stock	—	(60,954)	(5,291,469)
Dividends paid on preferred stock	(415,278)	—	—
Dividends paid on common stock	(2,994,821)	(2,988,061)	(2,475,019)
Proceeds from exercise of stock options	180,500	249,125	782,732

Net cash provided by (used in) financing activities	114,429,560	1,870,118	(26,822,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,476,961	(11,472,850)	(892,239)
CASH AND CASH EQUIVALENTS, beginning of year	22,561,691	34,034,541	34,926,780

CASH AND CASH EQUIVALENTS, end of year	$38,038,652	$22,561,691	$34,034,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,232,380	$17,216,587	$19,392,958

Income taxes paid	$4,036,885	$2,966,932	$2,098,875

Loans transferred to other real estate owned	$350,000	$284,000	$240,802

Loans originated from sales of other real estate owned	$225,500	$—	$—

Investment in real estate transferred to premises and equipment	$—	$—	$4.425

Change in due from broker	$(20,868,360)	$20,868,360	$—

First Brandon Financial Corporation and First Community Bank acquisitions:

Cash and cash equivalents acquired	$16,421,746
Available-for-sale securities	20,854,637
Federal Home Loan Bank stock	751,600
Federal Reserve Bank stock	12,000
Net loans acquired	129,230,384
Premises and equipment acquired	4,283,792
Investment in real estate acquired	309,819
Accrued interest receivable	770,286
Bank owned life insurance policies	3,530,790
Other assets acquired	629,581
Core deposit intangible	3,468,000

180,262,635

Deposits assumed	151,964,388
Federal Home Loan Bank borrowings assumed	3,607,095
Securities sold under agreements to repurchase assumed	1,769,612
Other liabilities assumed	2,593,053

159,934,148

Net assets acquired	20,328,487

Merger costs	35,481,941

Goodwill	$15,153,454

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

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with ASC 810-10, “Consolidation - Overall,” the subsidiaries have not been included in the consolidated financial statements.

As described in recent accounting pronouncements, in June of 2009 ASC 810-10 was amended by SFAS No. 166 and SFAS No. 167, which are effective for the Company in the first interim reporting period of 2010. SFAS No. 167 amends the consolidation guidance in ASC 810-10. The Company is evaluating the impact that these standards will have on its financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Home Loan Bank (FHLB) overnight deposit to be cash equivalents. Cash and due from banks as of December 31, 2009 and 2008 includes $9,049,000 and $7,946,000, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

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

Securities held-to-maturity - Bonds, notes and debentures which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts recognized in interest income using the interest method over the period to maturity. No write-downs have occurred for securities held-to-maturity.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Notes to Consolidated Financial Statements—(Continued)

NOTE 1. Summary of significant accounting policies: (continued)

Securities held for trading - Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Federal Home Loan Bank stock - Federal Home Loan Bank stock is a restricted investment and is carried at cost. On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks own one-third of CHC at an additional cost of $3,033,337 each. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from seven offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services through a broker/dealer affiliation with Lincoln Financial.

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

At December 31, 2009 and 2008 the carrying amount of the Company’s investment in CHC equaled the amount of the Bank’s underlying equity in the net assets of CHC.

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 1. Summary of significant accounting policies: (continued)

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

Concentration of credit risk - Most of the Company’s business activity is with customers located within the states of New Hampshire and Vermont. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the states of New Hampshire and Vermont.

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

Notes to Consolidated Financial Statements—(Continued)

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

Investment in unconsolidated subsidiaries - Fair value of investment in unconsolidated subsidiaries is estimated using discounted cash flow analyses, using interest rates currently being offered for similar investments.

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 1. Summary of significant accounting policies: (continued)

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

Stock based compensation - At December 31, 2009, the Company has two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation - Stock Compensation - Overall.”

Recent accounting pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements—(Continued)

NOTE 1. Summary of significant accounting policies: (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning January 1, 2010. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

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

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the total impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations. The enhanced disclosures related to this guidance are included in Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.” This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements—(Continued)

NOTE 1. Summary of significant accounting policies: (continued)

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”. The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have an impact on the Company’s earnings per share.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on the Company’s financial condition and results of operations.

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

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 2. Issuance of Capital Securities: (continued)

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 3. Securities: (continued)

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2009:
Bonds and notes -
U. S. Government, including agencies	$2,004,184	$45,504	$—	$2,049,688
Mortgage-backed securities	169,448,355	367,048	991,800	168,823,603
Other bonds and debentures	42,183,387	285,382	162,789	42,305,980
Preferred stock with maturities	5,000,000	—	348,000	4,652,000
Equity securities	494,666	23,380	56,216	461,830

Total available-for-sale	$219,130,592	$721,314	$1,558,805	$218,293,101

Available-for-sale:
December 31, 2008:
Bonds and notes -
U. S. Government, including agencies	$13,015,080	$157,733	$—	$13,172,813
Mortgage-backed securities	59,209,471	1,334,771	40,545	60,503,697
Asset-backed securities	1,499,732	—	305,642	1,194,090
Other bonds and debentures	2,401,098	71,120	—	2,472,218
Preferred stock with maturities	5,000,000	—	722,000	4,278,000
Equity securities	494,666	540	127,536	367,670

Total available-for-sale	$81,620,047	$1,564,164	$1,195,723	$81,988,488

For the year ended December 31, 2009, proceeds from sales of securities available-for-sale amounted to $249,601,020. Gross gains of $3,664,809 and gross losses of $27,889 were realized during 2009 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1,440,584. For the year ended December 31, 2008, proceeds from sales of securities available-for-sale amounted to $20,191,593. Gross gains of $909,919 were realized during 2008 on sales of available-for-sale securities. The tax provision applicable to these gross realized gains amounted to $360,419. For the year ended December 31, 2007, there were no sales of securities available-for-sale.

Maturities of debt securities, excluding mortgage-backed securities and asset-backed securities, classified as available-for-sale are as follows as of December 31, 2009:

Fair Value
U.S. Government, including agencies	$2,049,688
Other bonds and debentures	1,054,394

Total due in less than one year	$3,104,082

Other bonds and debentures	$33,263,057

Total due after one year through five years	$33,263,057

Other bonds and debentures	$7,801,880

Total due after five years through ten years	$7,801,880

Preferred stock with maturities	$4,652,000
Other bonds and debentures	186,649

Total due after ten years	$4,838,649

Notes to Consolidated Financial Statements—(Continued)

NOTE 3. Securities: (continued)

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of equity as of December 31, 2009.

Securities, carried at $154,067,231 and $92,739,149 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2009 and 2008, respectively. The securities pledged at December 31, 2008 includes a security sold on December 19, 2008 that did not settle until January 2009. The fair value of this security was $20,961 as of December 31, 2008.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Bonds and notes -
Mortgage-backed securities	$136,208,493	$991,800	$—	$—	$136,208,493	$991,800
Other bonds and debentures	13,625,504	162,789	—	—	13,625,504	162,789
Preferred stock with maturities	—	—	4,652,000	348,000	4,652,000	348,000
Equity securities	—	—	432,630	56,216	432,630	56,216

Total temporarily impaired securities	$149,833,997	$1,154,589	$5,084,630	$404,216	$154,918,627	$1,558,805

December 31, 2008:
Bonds and notes -
Mortgage-backed securities	$1,176,741	$33,269	$3,926,061	$7,276	$5,102,802	$40,545
Asset-backed securities	1,194,090	305,642	—	—	1,194,090	305,642
Preferred stock with maturities	—	—	4,278,000	722,000	4,278,000	722,000
Equity securities	353,115	127,536	—	—	353,115	127,536

Total temporarily impaired securities	$2,723,946	$466,447	$8,204,061	$729,276	$10,928,007	$1,195,723

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2009 consist of mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As company management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Notes to Consolidated Financial Statements—(Continued)

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2009	2008
Real estate loans
Conventional	$333,531,436	$344,101,400
Construction	12,467,786	13,515,208
Commercial	135,838,539	139,592,335

	481,837,761	497,208,943
Consumer loans	82,981,689	79,468,380
Commercial and municipal loans	62,386,826	62,491,345
Unamortized adjustment to fair value	1,303,258	1,399,900

Total loans	628,509,534	640,568,568
Allowance for loan losses	(9,518,632)	(5,594,312)
Deferred loan origination costs, net	1,341,704	1,746,034

Loans receivable, net	$620,332,606	$636,720,290

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2009	2008	2007
BALANCE, beginning of year	$5,594,312	$5,181,471	$3,975,122
Charged-off loans	(2,445,495)	(919,003)	(402,438)
Recoveries of loans previously charged-off	417,815	230,744	182,926
Provision for loan losses charged to income	5,952,000	1,101,100	122,500
Increase in allowance for loan losses from acquisitions	—	—	1,303,361

BALANCE, end of year	$9,518,632	$5,594,312	$5,181,471

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2009. Total loans to such persons and their companies amounted to $732,256 as of December 31, 2009. During 2009 principal advances of $187,343 were made and principal payments totaled $238,078.

The following is a summary of information regarding impaired loans, nonaccrual loans and accruing loans 90 days or more overdue:

		December 31,
		2009	2008
Total nonaccrual loans		$2,754,443	$7,011,209

Accruing loans which are 90 days or more overdue		$—	$—

Impaired loans as of December 31,		2009	2008
Recorded investment in impaired loans at December 31		$4,237,087	$4,547,504
Portion of allowance for loan losses allocated to impaired loans		165,000	209,500
Net balance of impaired loans		4,072,087	4,338,004
Recorded investment in impaired loans with a related allowance for credit losses		602,118	888,441

Years Ended December 31,	2009	2008	2007
Average recorded investment in impaired loans	$4,990,862	$3,923,353	$1,805,074
Interest income recognized on impaired loans	114,353	$144,512	$143,452
Interest income recognized on impaired loans on a cash basis	52,482	$144,512	$143,452

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Company had $408,877 of residential mortgages, $2,382,864 of commercial real estate loans, and $677,919 of commercial loans that were modified in troubled debt restructurings and impaired. As of December 31, 2009, these troubled debt restructurings were performing in accordance with their modified terms. None of these loans were included in the nonaccrual table at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

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

	2009	2008
Sold loans	$352,066,692	$311,228,362

Participation loans	$27,168,509	$21,958,789

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2009 and 2008 was $1,704,170 and $721,195, respectively.

Servicing rights of $1,349,169, $583,738 and $661,973 were capitalized in 2009, 2008 and 2007, respectively. Amortization of capitalized servicing rights was $953,770 in 2009, $818,084 in 2008 and $883,980 in 2007.

The fair value of capitalized servicing rights was $2,077,317 and $834,659 as of December 31, 2009 and 2008, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2009	2008
Balance, beginning of year	$729,817	$10,544
(Decrease) increase	(587,576)	719,273

Balance, end of year	$142,241	$729,817

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2009	2008
Land and land improvements	$2,437,784	$2,437,784
Buildings and premises	18,509,782	18,099,097
Furniture, fixtures and equipment	8,654,366	8,383,434

	29,601,932	28,920,315
Less - Accumulated depreciation	12,567,712	11,270,691

	$17,034,220	$17,649,624

Depreciation expense amounted to $1,297,021, $1,345,106 and $1,225,934 for the years ending December 31, 2009, 2008 and 2007, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2009	2008
Land and land improvements	$411,828	$411,828
Building	3,516,124	3,503,621

	3,927,952	3,915,449
Less - Accumulated depreciation	422,124	328,429

	$3,505,828	$3,587,020

Notes to Consolidated Financial Statements—(Continued)

NOTE 6. Investment in real estate: (continued)

Rental income from investment in real estate amounted to $224,366, $210,918 and $195,056 for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense amounted to $93,695, $89,798 and $84,948 for the years ending December 31, 2009, 2008 and 2007, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

	2009	2008
Demand deposits	$48,430,291	$45,968,057
Savings	127,871,076	118,265,931
N.O.W.	178,048,057	155,661,950
Money market	38,806,464	40,424,476
Time deposits	341,272,880	293,032,911

	$734,428,768	$653,353,325

The following is a summary of maturities of time deposits as of December 31, 2009:

2010	$268,298,319
2011	44,247,685
2012	24,437,693
2013	2,025,112
2014	2,264,071

$341,272,880

Interest expense by major category of interest-bearing deposits is summarized as follows for the year ended December 31:

	2009	2008	2007
Time deposits	$7,682,078	$10,425,592	$10,391,841
N.O.W.	162,079	466,225	980,180
Money market	258,054	572,185	439,538
Savings	659,940	1,473,655	1,129,033

	$8,762,151	$12,937,657	$12,940,592

Deposits from related parties held by the Bank as of December 31, 2009 and 2008 amounted to $2,485,630 and $1,316,574, respectively.

As of December 31, 2009 and 2008, time deposits include $149,961,410 and $104,772,792, respectively, of certificates of deposit with a minimum balance of $100,000. Generally, deposits in excess of $250,000 are not federally insured.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Notes to Consolidated Financial Statements—(Continued)

NOTE 8. Federal Home Loan Bank Advances: (continued)

Maturities of advances from the FHLB for the years ending after December 31, 2009 are summarized as follows:

2010	$65,000,000
2011	10,000,000
2013	10,000,000
Thereafter	11,000,000
Fair value adjustment	(37,994)

$95,962,006

As of December 31, 2009, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
January 28, 2013	January 28, 2011	$10,000,000
April 30, 2018	January 28, 2010 and quarterly thereafter	10,000,000

		$20,000,000

As of December 31, 2009, the Company had a $1,000,000 putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 1, 2010, and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2009, the three month LIBOR was at 0.25%.

At December 31, 2009, the interest rates on FHLB advances ranged from 0.21% to 4.13%. The weighted average interest rate at December 31, 2009 is 1.71%.

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

NOTE 9. Other borrowed funds:

Other borrowed funds consist of a promissory note payable to a third party in the amount of $77,500. The note is payable in three installments on June 1, 2008, 2009 and 2010, and bears a variable interest rate equal to the prime rate as disclosed in the Wall Street Journal. Other borrowed funds also consists of a line of credit from PNC Bank with an outstanding balance of $2,000,000 at December 31, 2009. The terms of the line of credit are as follows:

ORIGINAL DATE	EXPIRATION DATE	INTEREST RATE	LINE OF CREDIT AMOUNT
March 28, 2008	March 26, 2010	3 month LIBOR plus 2.00%	$2,000,000

Principal is due in full on the expiration date.

Notes to Consolidated Financial Statements—(Continued)

NOTE 10. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2009 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 11. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2009	2008	2007
Current tax expense	$4,537,591	$3,079,548	$2,093,512
Benefit from net operating loss carryovers	(224,139)	(224,140)	(56,035)
Deferred tax benefit	(1,200,943)	(681,082)	(126,437)

Total income tax expense	$3,112,509	$2,174,326	$1,911,040

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2009	2008	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(3.2)	(4.5)	(3.7)
Dividends received deduction	(.6)	(2.1)	(2.6)
Federal tax credits	(.4)	(1.3)	—
Other, net	2.3	1.4	2.0

Effective tax rates	32.1%	27.5%	29.7%

Notes to Consolidated Financial Statements—(Continued)

NOTE 11. Income taxes: (continued)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2009	2008
Deferred tax assets:
Interest on non-performing loans	$41,888	$83,185
Allowance for loan losses	3,559,598	1,972,372
Deferred compensation	576,368	558,980
Deferred retirement expense	480,416	376,560
Accrued directors fees	44,207	49,733
Accrued group health contingency	38,770	23,901
Writedown of securities	367,772	394,040
Net operating loss carryforwards	68,400	292,539
Net unrealized loss on available-for-sale securities	331,730	—
Net unrealized loss on investment at equity	—	7,241
Net unrealized loss on derivative	219,003	315,320
Unrecognized employee benefits under ASC 715-10	1,199,627	1,390,822
Other	40,111	42,230

Gross deferred tax assets	6,967,890	5,506,923

Deferred tax liabilities:
Deferred loan costs, net of fees	(530,987)	(690,458)
Prepaid pension	(1,427,265)	(1,465,847)
Accelerated depreciation	(459,381)	(450,835)
Purchased goodwill	(2,368,579)	(2,072,506)
Mortgage servicing rights	(675,022)	(285,665)
Core deposit intangibles and other market value adjustments	(1,332,900)	(1,589,596)
Net unrealized gain on available-for-sale securities	—	(145,939)
Other	—	(16,180)

Gross deferred tax liabilities	(6,794,134)	(6,717,026)

Net deferred tax asset (liability)	$173,756	$(1,210,103)

During 2007, deferred tax assets were increased due to the acquisition of First Community Bank and First Brandon National Bank by $1,109,957 and $305,157, respectively. The acquisition also resulted in an increase in deferred tax liabilities of $2,056,263 due to market value adjustments and core deposit intangibles recorded as a result of the acquisitions.

As of December 31, 2009, the Company had federal net operating loss carryovers of $201,177. The carryovers were transferred to the Company upon the acquisition of First Community Bank during 2007. The losses will expire in 2026 and are subject to certain annual limitations. Depending on the future earnings of the Company, up to $659,234 of losses can be used each year until fully utilized.

The Company adopted ASC 740-20, “Income Taxes - Intraperiod Tax Allocation,” as of December 31, 2008. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There was no effect on the Company’s balance sheet or income statement from adoption of ASC 740-20.

NOTE 12. Stock compensation plans:

At December 31, 2009, the Company has two fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2009, 245,510 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

Notes to Consolidated Financial Statements—(Continued)

NOTE 12. Stock compensation plans: (continued)

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2009, 2008 and 2007 and changes during the years ending on those dates is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	337,042	$12.28	378,042	$12.10	446,800	$11.99
Granted	—		—		—
Forfeited	(5,000)	13.13	(15,000)	12.27	—
Exercised	(24,000)	7.52	(26,000)	9.58	(68,758)	11.38

Outstanding at end of year	308,042	$12.64	337,042	$12.28	378,042	$12.10

Options exercisable at year-end	308,042		337,042		378,042
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2009:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/09	Remaining Contractual Life
$9.125	$44,042	2.5 years
13.05	107,500	3.8 years
13.25	149,000	5.9 years
15.30	7,500	6.1 years

$12.64	$308,042	4.7 years

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 13. Employee benefit plans: (continued)

The following tables set forth information about the plan, using a measurement date of December 31 for the years ended December 31, 2009 and 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,232,843	$5,074,576	$4,879,462
Interest cost	319,947	312,584	304,680
Actuarial loss (gain)	153,100	(3,577)	57,358
Benefits paid	(139,527)	(150,740)	(166,924)

Benefit obligation at end of year	5,566,363	5,232,843	5,074,576

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,422,254	7,283,542	7,060,652
Actual return on plan assets	858,334	(1,710,548)	389,814
Benefits paid	(139,527)	(150,740)	(166,924)

Fair value of plan assets at end of year	6,141,061	5,422,254	7,283,542

Funded status	$574,698	$189,411	$2,208,966

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $3,028,596 and $3,511,289 as of December 31, 2009 and 2008, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.00% and 0%, respectively, at December 31, 2009, 6.25% and 0% at December 31, 2008, respectively and 6.25% and 0% at December 31, 2007, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $5,566,363 and $5,232,843 at December 31, 2009 and 2008, respectively.

Components of net periodic cost and other comprehensive loss:

	Years Ended December 31,
	2009	2008	2007
Interest cost on benefit obligation	$319,947	$312,584	$304,680
Expected return on assets	(428,082)	(576,915)	(559,795)
Amortization of unrecognized net loss	205,541	37,209	27,687
Curtailment expense-prior service cost	—	—	—

Net periodic cost (benefit)	97,406	(227,122)	(227,428)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Actuarial (gain) loss	(277,152)	2,283,886	227,339
Amortization of unrecognized actuarial loss	(205,541)	(37,209)	(27,687)

Total recognized in other comprehensive loss	(482,693)	2,246,677	199,652

Total recognized in net periodic cost (benefit) and other comprehensive loss	$(385,287)	$2,019,555	$(27,776)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2010 is $169,557.

Notes to Consolidated Financial Statements—(Continued)

NOTE 13. Employee benefit plans: (continued)

For the years ended December 31, 2009, 2008 and 2007, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2009	2008	2007
Discount rate	6.25%	6.25%	6.25%
Increase in future compensation levels	0%	0%	0%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2009, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	December 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

U.S. equity securities	$1,028,967	$1,028,967	$—	$—
Registered investment companies (a)	2,436,494	—	2,436,494	—
Corporate debt securities	955,144	—	955,144	—
U.S. Government and agency securities	1,508,118	—	1,508,118	—
Money market	212,338	212,338	—	—

Totals	$6,141,061	$1,241,305	$4,899,756	$—

(a)	Includes 6.5% invested in fixed income funds and 93.5% invested in equity and index funds.

The Company’s pension plan assets are generally classified within level 1 or level 2 of the fair value hierarchy (See Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements for a description of the fair value hierarchy) because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2009 and December 31, 2008. The fair value of the shares on those dates was $293,549 (4.8% of total plan assets) and $233,749 (4.3% of total plan assets), respectively.

Notes to Consolidated Financial Statements—(Continued)

NOTE 13. Employee benefit plans: (continued)

The investment policy for the defined benefit pension plan sponsored by the Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments, as well as alternative asset classes. Within each asset class, a diversified mix of individual securities and bonds is selected. Equity allocations are targeted between 40% and 65% of the portfolio, with the remainder in fixed income investments and a small portion in alternative asset classes such as real estate. Asset manager performance is reviewed at least once every six months and benchmarked against the peer universe for the given investment style. The target allocation for the 2010 plan year and for the prior two years follows.

Target Percentage of Plan Assets Years Ended December 31,
Asset Category	2010	2009	2008
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2010	$152,000
2011	153,000
2012	231,000
2013	228,000
2014	241,000
Years 2015-2019	1,689,000

Defined Contribution Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2009, 2008 and 2007, participating employees’ contributions totaled $582,800, $535,985 and $419,204, respectively. The Bank made contributions totaling $527,798 for 2009, $468,370, for 2008 and $371,692 for 2007. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

Effective January 1, 2008, the Bank amended the Profit Sharing - Stock Ownership Plan whereby employees will receive a safe harbor, nonelective contribution equal to 3% of compensation for the plan year, as defined in the plan. In addition, the Bank shall make a matching contribution in an amount equal to employees’ elective deferrals up to a percentage of compensation for the plan year, to be determined annually, not to exceed 4%. Finally, the Bank may make an additional profit sharing contribution, determined annually, to be allocated on a pro rata basis to eligible employees based on their compensation in relation to the compensation of all participants.

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $1,390,196 and $1,162,232 for the years ended December 31, 2009 and 2008, respectively. Expense recorded under these agreements was $258,874, $191,330 and $53,394 in 2009, 2008 and 2007.

The Company and the Bank entered into parallel employment agreements (the “Agreements”) with the Chief Executive Officer of the Company and with the President and Chief Financial Officer of the Company. The Agreements are for a period of five years and extend automatically each day unless either the Company or the Executive give contrary written notice in advance. The Agreements provide for a salary and certain benefits.

Notes to Consolidated Financial Statements—(Continued)

NOTE 13. Employee benefit plans: (continued)

The Agreements also provide for severance benefits upon termination without cause or following a change in control as defined in the agreements in an amount equal to the present value of the cash compensation and fringe benefits that the Executive(s) would have received if the Executive(s) would have continued working for an additional year.

The severance payments described above are limited to the extent required by virtue of the Company’s participation in the United States Department of the Treasury’s Capital Purchase Program.

In 2008, the Company adopted ASC 715, “Compensation – Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principles as a cumulative effect adjustment in 2008 to retained earnings of $320,034. The total liability for the arrangements included in other liabilities was $394,095 at December 31, 2009 and $331,056 at December 31, 2008. Expense under this arrangement was $63,039 in 2009 and $11,022 in 2008.

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2009, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between February 22, 2011 and December 20, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2009:

2010	$401,203
2011	381,036
2012	270,246
2013	190,144
2014	168,970
Years thereafter	63,310

Total minimum lease payments	$1,474,909

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $428,133, $404,704 and $343,329 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 15. Fair value measurements:

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Notes to Consolidated Financial Statements—(Continued)

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Notes to Consolidated Financial Statements—(Continued)

NOTE 15. Fair value measurements: (continued)

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2009 and 2008.

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

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2009 and 2008.

Notes to Consolidated Financial Statements—(Continued)

NOTE 15. Fair value measurements: (continued)

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$218,293,101	$461,830	$217,831,271	$—

Totals	$218,293,101	$461,830	$217,831,271	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$81,988,488	$367,670	$81,620,818	$—

Totals	$81,988,488	$367,670	$81,620,818	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative - interest rate swap	$552,899	$—	$552,899	$—

Totals	$552,899	$—	$552,899	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Derivative - interest rate swap	$796,061	$—	$796,061	$—

Totals	$796,061	$—	$796,061	$—

Assets measured at fair value on a nonrecurring basis

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2009 and 2008, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$437,118	$—	$437,118	$—

Totals	$437,118	$—	$437,118	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$678,941	$—	$678,941	$—

Totals	$678,941	$—	$678,941	$—

Notes to Consolidated Financial Statements—(Continued)

NOTE 15. Fair value measurements: (continued)

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,038,652	$38,038,652	$22,561,691	$22,561,691
Securities available-for-sale	218,293,101	218,293,101	81,988,488	81,988,488
Federal Home Loan Bank stock	6,175,800	6,175,800	4,946,300	4,946,300
Loans held-for-sale	2,077,900	2,102,912	1,937,750	1,954,036
Loans, net	620,332,606	626,101,000	636,720,290	645,178,000
Other investment	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	546,828	620,000	515,545
Accrued interest receivable	2,972,403	2,972,403	2,715,864	2,715,864
Due from broker	—	—	20,868,360	20,868,360
Financial liabilities:
Deposits	734,428,768	737,282,000	653,353,325	656,224,000
FHLB advances	95,962,006	96,598,000	66,317,485	67,909,726
Other borrowings	2,077,500	2,077,500	2,157,500	2,157,500
Securities sold under agreements to repurchase	12,118,593	12,118,593	15,072,991	15,072,991
Subordinated debentures	20,620,000	18,186,529	20,620,000	17,146,013
Derivative - interest rate swap	552,899	552,899	796,061	796,061

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investment which are included in other assets and derivatives which are included in other liabilities. Accounting policies related to financial instruments are described in Note 1.

NOTE 16. Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2009.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly-owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2009 includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

Notes to Consolidated Financial Statements—(Continued)

NOTE 17. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2009
Basic EPS
Net income as reported	$6,597,706	—
Preferred stock net accretion	(16,179)
Cumulative preferred stock dividend earned	(478,082)

Net income available to common stockholders	6,103,445	5,760,240	$1.06
Effect of dilutive securities, options	—	1,708

Diluted EPS
Income available to common stockholders and assumed conversions	$6,103,445	5,761,948	$1.06

Year ended December 31, 2008
Basic EPS
Net income and income available to common stockholders	$5,725,072	5,745,735	$1.00
Effect of dilutive securities, options	—	12,495

Diluted EPS
Income available to common stockholders and assumed conversions	$5,725,072	5,758,230	$0.99

Year ended December 31, 2007
Basic EPS
Net income and income available to common stockholders	$4,515,682	4,841,538	$0.93
Effect of dilutive securities, options	—	74,153

Diluted EPS
Income available to common stockholders and assumed conversions	$4,515,682	4,915,691	$0.92

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Bank meets all capital requirements to which it is subject.

Notes to Consolidated Financial Statements—(Continued)

NOTE 18. Regulatory matters: (continued)

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollar amounts in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$82,891	13.27%	$49,964	>8.0%	$62,457	>10.0%
Core Capital (to Adjusted Tangible Assets)	78,571	8.45	37,201	>4.0	46,498	>5.0
Tangible Capital (to Tangible Assets)	78,571	8.45	13,949	>1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	78,571	12.58	N/A	N/A	37,474	>6.0

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	67,118	11.36	47,266	>8.0	59,083	>10.0
Core Capital (to Adjusted Tangible Assets)	65,715	8.12	32,366	>4.0	40,457	>5.0
Tangible Capital (to Tangible Assets)	65,715	8.12	12,137	>1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,715	11.12	N/A	N/A	35,450	>6.0

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2009		December 31, 2008
	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
		(in thousands)
Total equity	$105,716	$105,716	$93,741	$93,741
Accumulated other comprehensive loss	2,342	2,342	1,900	1,900
Allowable allowance for loan losses	—	7,826	—	5,358
Goodwill and core deposit intangible	(29,317)	(29,317)	(29,854)	(29,854)
Mortgage servicing asset	(170)	(170)	(72)	(72)
Equity investments and other assets	—	(3,506)	—	(3,955)

	$78,571	$82,891	$65,715	$67,118

NOTE 19. Preferred stock:

On January 16, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Letter Agreement (including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the Treasury pursuant to which the Company issued and sold to Treasury (i) 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial exercise price of $8.14 per share (the “Warrant”), for an aggregate purchase price of $10 million in cash. All of the proceeds from the sale of the Series A Preferred Stock is treated as Tier 1 capital for regulatory purposes. The Warrant is immediately exercisable.

Notes to Consolidated Financial Statements—(Continued)

NOTE 19. Preferred stock: (continued)

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock. The Company may redeem the Series A Preferred Stock upon payment of the Redemption Amount which is the liquidation amount plus accrued and unpaid dividends.

The Company has allocated the 10 million in proceeds received from the U.S. Treasury Department between Series A Preferred Stock and the Warrants assuming that the Preferred Stock would be replaced with a qualifying equity offering and the Preferred Stock would therefore be redeemed at the end of 5 years. The allocation has been recorded assuming a discount rate of 13% on the cash flows of each instrument.

The allocation of the proceeds is as follows:

Series A Preferred Stock	$9,914,980
Warrants	85,020

Proceeds received from the Treasury Department	$10,000,000

The Series A Preferred Stock is being accreted over a 5 year period, so that at the end of 5 years, the balance in Preferred Stock would equal $10,000,000.

Estimated accretion from retained earnings for each of the five years succeeding 2009 is as follows:

2010	$16,900
2011	16,929
2012	17,004
2013	16,986
2014	1,022

$68,841

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 20. Financial instruments: (continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2009 and 2008, the maximum potential amount of the Company’s obligation was $1,276,703 and $829,221, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2009	2008
Commitments to extend credit	$18,292,104	$16,700,556

Letters of credit	$1,276,703	$829,221

Lines of credit	$89,715,566	$87,761,000

Unadvanced portion of construction loans	$3,114,383	$23,413,930

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

Notes to Consolidated Financial Statements—(Continued)

NOTE 21. Acquisitions: (continued)

The following proforma information assumes that the acquisitions had occurred at the beginning of the period presented.

2007
(unaudited)
Total revenue	$53,726,627
Net income	$5,249,009
Earnings per share:
Basic	$0.90
Diluted	$0.89

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 22. Goodwill and intangible assets:

The Company’s assets as of December 31, 2009 include goodwill of $15,153,454 relating to the acquisitions of First Brandon and First Community in 2007. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank and $9,668,456 relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2009 and 2008 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$1,065,430	$1,410,570
Core deposit intangible-First Community	992,000	378,764	613,236

Total	$3,468,000	$1,444,194	$2,023,806

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$686,527	$1,789,473
Core deposit intangible-First Community	992,000	220,946	771,054

Total	$3,468,000	$907,473	$2,560,527

Aggregate amortization expense was $536,721 in 2009, $599,776 in 2008 and $307,697 in 2007. Amortization is being calculated on the sum-of-the-years digit method over ten years.

Estimated amortization expense for each of the five years succeeding 2009 is as follows:

2010	$473,667
2011	410,612
2012	347,558
2013	284,503
2014	221,448

Notes to Consolidated Financial Statements—(Continued)

NOTE 23. Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2009	2008
ASSETS
Cash in Lake Sunapee Bank	$1,887,922	$1,073,134
Investment in subsidiary, Lake Sunapee Bank	105,715,992	93,732,163
Investment in affiliate, NHTB Capital Trust II	310,000	310,000
Investment in affiliate, NHTB Capital Trust III	310,000	310,000
Investment in DCC	2,000,000	2,000,000
Deferred expenses	261,989	272,683
Advances to Lake Sunapee Bank	44,246	52,664
Other assets	467,021	432,670

Total assets	$110,997,170	$98,183,314

LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Loan payable – PNC	2,000,000	2,000,000
Other liabilities	600,917	886,222

Total liabilities	23,220,917	23,506,222
STOCKHOLDERS’ EQUITY	87,776,253	74,677,092

Total liabilities and stockholders’ equity	$110,997,170	$98,183,314

CONDENSED STATEMENTS OF INCOME

	2009	2008	2007
Dividends from subsidiary, Lake Sunapee Bank	$5,000,000	$4,500,000	$12,300,000
Dividends from subsidiaries, NHTB Capital Trust II and III	26,484	38,144	44,534
Investment interest income	240,000	182,000	52,667
Interest expense on subordinated debentures	1,157,953	1,315,365	1,479,622
Interest expense on other borrowings	61,644	71,129	—
Net operating income including tax benefit	134,026	242,574	383,212

Income before equity in undistributed earnings of subsidiaries	4,180,913	3,576,224	11,300,791
Equity in undistributed earnings (loss) of subsidiaries	2,416,793	2,148,848	(6,785,109)

Net income	$6,597,706	$5,725,072	$4,515,682

Notes to Consolidated Financial Statements—(Continued)

NOTE 23. Condensed parent company only financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
Cash flows from operating activities:
Net income	$6,597,706	$5,725,072	$4,515,682
(Increase) decrease in and other assets		(20,000)	20,000
(Decrease) increase in accrued interest payable and other liabilities	(42,143)	34,668	(1,484)
(Increase) decrease in taxes receivable	(104,315)	(60,160)	55,508
(Increase) decrease in prepaid expenses	(9,180)	10,169	(13,440)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,694	10,693	10,694
Equity in undistributed (earnings) loss of subsidiaries	(2,416,793)	(2,148,848)	6,785,109

Net cash provided by operating activities	4,035,969	3,551,594	11,372,069

Cash flows from investing activities:
Purchase of other investment	—	(2,000,000)	—
Redemption of other investment	—	—	2,000,000
Investment in subsidiary, Lake Sunapee Bank	(10,000,000)	—	—
Net change in advances to subsidiary, Lake Sunapee Bank	8,418	1,075	73,128
Net cash and cash equivalents paid for First Brandon and First Community acquisitions	—	—	(7,422,994)

Net cash used in investing activities	(9,991,582)	(1,998,925)	(5,349,866)

Cash flows from financing activities:
Proceeds from exercise of stock options	180,500	249,125	782,732
Issuance of preferred stock	10,000,000	—	—
Proceeds from other borrowed money	—	2,000,000	—
Dividends paid on preferred stock	(415,278)	—	—
Dividends paid on common stock	(2,994,821)	(2,988,061)	(2,475,019)
Repurchase of treasury stock	—	(60,954)	(5,291,469)

Net cash provided by (used in) financing activities	6,770,401	(799,890)	(6,983,756)

Net increase (decrease) in cash	814,788	752,779	(961,553)
Cash, beginning of year	1,073,134	320,355	1,281,908

Cash, end of year	$1,887,922	$1,073,134	$320,355

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007, and therefore are not reprinted here.

Notes to Consolidated Financial Statements—(Continued)

NOTE 24. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2009 and 2008 follows:

	(In thousands, except earnings per share) 2009 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$9,892	$9,766	$9,879	$9,847
Interest expense	3,316	3,199	2,950	2,611

Net interest and dividend income	6,576	6,567	6,929	7,236
Provision for loan losses	1,765	630	931	2,626
Noninterest income	2,835	2,827	2,916	4,268
Noninterest expense	5,695	6,300	6,164	6,333

Income before income taxes	1,951	2,464	2,750	2,545
Income tax expense	619	782	941	770

Net income	$1,332	$1,682	$1,809	$1,775

Net income available to common stockholders	$1,227	$1,554	$1,679	$1,644

Basic earnings per common share	$0.21	$0.27	$0.29	$0.28

Earnings per common share, assuming dilution	$0.21	$0.27	$0.29	$0.28

	(In thousands, except earnings per share) 2008 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$11,068	$10,506	$10,512	$10,550
Interest expense	4,944	4,331	3,902	3,537

Net interest and dividend income	6,124	6,175	6,610	7,013
Provision for loan losses	37	140	184	741
Noninterest income	2,063	1,985	1,103	2,546
Noninterest expense	6,021	5,861	5,841	6,895

Income before income taxes	2,129	2,159	1,688	1,923
Income tax expense	745	753	582	94

Net income	$1,384	$1,406	$1,106	$1,829

Net income available to common stockholders	$1,384	$1,406	$1,106	$1,829

Basic earnings per common share	$0.24	$0.24	$0.19	$0.32

Earnings per common share, assuming dilution	$0.24	$0.24	$0.19	$0.32

NOTE 25. Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 17, 2010 there were issued and outstanding 5,771,772 shares of the registrant’s common stock.

The common stock is listed for trading on the NASDAQ Stock Market under the symbol “NHTB”. Based on the closing price of $9.85 on June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $56.9 million.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire, and Brandon, Pittsford, Rutland, West Rutland, and Woodstock, Vermont. The Company had assets of approximately $962.6 million as of December 31, 2009.

Through its subsidiary, Lake Sunapee Financial Services Corporation, the Bank offers brokerage services to its customers.

Market Area

The Bank’s market area is concentrated in the counties of Merrimack, Sullivan, Hillsborough, Grafton and Cheshire in central and western New Hampshire and the counties of Rutland and Windsor in Vermont. These areas are best known for their recreational facilities and their resort/retirement environment.

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

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, proxy statements or other information filed by the Company at the SEC’s public reference room in Washington, D.C., which is located at the following address: Public Reference Room, 100 F Street N.E., Washington, D.C. 20549.

You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference room. The Company’s SEC filings are also available to the public from document retrieval services and at the SEC’s Internet website (http://www.sec.gov). We also make our filings available free of charge on our website (http://www.nhthrift.com) by clicking on “SEC Filings.”

LENDING ACTIVITIES

The Bank’s net loan portfolio was $620,332,606 at December 31, 2009, representing approximately 65% of total assets. As of December 31, 2009, approximately 72% of the mortgage loan portfolio had adjustable rates. As of December 31, 2009, the Bank had sold $352,066,692 in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize the Bank’s interest rate risk, provide liquidity and build a servicing portfolio.

REAL ESTATE LOANS. Conventional residential mortgage loans are solicited by the Bank’s loan origination team in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

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

REAL ESTATE CONSTRUCTION LOANS. The Bank offers construction loan financing on one- to four-family owner occupied dwellings in the Bank’s local real estate market. Generally, the Bank makes construction up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. The Bank also offers a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of the Bank’s conventional residential program.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$469,371	74.84%	$483,694	75.68%	$478,252	76.14%
Construction	12,468	1.98	13,515	2.11	21,704	3.46
Consumer loans	82,982	13.23	79,468	12.43	75,619	12.04
Commercial and municipal loans	62,387	9.95	62,491	9.78	52,515	8.36

Total loans	627,208	100.00%	639,168	100.00%	628,090	100.00%
Unamortized adjustment to fair value	1,303		1,400		1,496
Allowance for loan losses	(9,519)		(5,594)		(5,181)
Deferred loan origination costs, net	1,342		1,746		1,869

Loans receivable, net	$620,334		$636,720		$626,274

	2006		2005
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional and Commercial	$385,002	77.79%	$359,304	77.21%
Construction	17,109	3.45	13,080	2.81
Consumer loans	63,277	12.79	64,393	13.84
Commercial and municipal loans	29,522	5.97	28,558	6.14

Total loans	494,910	100.00%	465,335	100.00%
Unamortized adjustment to fair value	36		48
Allowance for loan losses	(3,975)		(4,022)
Deferred loan origination costs, net	1,741		1,790

Loans receivable, net	$492,712		$463,151

The following table sets forth the maturities of the loan portfolio at December 31, 2009, and whether such loans have fixed or adjustable interest rates:

Maturities	One year or less	One through five years	Over five years	Total

Real Estate Loans with:
Predetermined interest rates	$3,873,978	$9,433,217	$118,274,996	$131,582,191
Adjustable interest rates	10,904,943	7,843,923	331,506,704	350,255,570

	14,778,921	17,277,140	449,781,700	481,837,761

Collateral/Consumer Loans with:
Predetermined interest rates	1,523,309	5,437,883	415,527	7,376,719
Adjustable interest rates	1,023,181	17,403,404	57,178,385	75,604,970

	2,546,490	22,841,287	57,593,912	82,981,689

Commercial/Municipal Loans with:
Predetermined interest rates	6,515,435	9,170,517	16,915,121	32,601,073
Adjustable interest rates	9,848,914	3,154,897	16,781,942	29,785,753

	16,364,349	12,325,414	33,697,063	62,386,826

Unamortized adjustment to fair value	—	—	1,303,258	1,303,258

Totals	$33,689,760	$52,443,841	$542,375,933	$628,509,534

The preceding schedule includes $2,754,443 of non-performing loans categorized within the respective loan types.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the classification of additional assets and establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

The Bank classifies assets in accordance with the management guidelines described above. Total classified loans, excluding special mention, as of December 31, 2009 and 2008 were $11,876,373 and $9,122,365, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

As of December 31, 2009, the Bank owned two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

NHTB Capital Trust II and III

NHTB Capital Trust II (Trust II) and NHTB Capital Trust III (Trust III) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, the Trust III issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, the Trust II issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust II to fixed-rate payments. The terms of the interest rate swap agreement are as follows:

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

The Bank’s competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank’s competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. The Bank has six loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

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

The Bank categorizes its securities as held-to-maturity, available-for-sale, or held-for-trading according to management intent. Please refer to Note 3 of the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed and asset-backed securities, are as follows as of December 31, 2009:

	Fair Value	Amortized Cost	Weighted Average Yield

Available-for-sale securities
U.S. Government, including agencies	$2,049,688	$2,004,184	4.94%
Other bonds and debentures	1,054,394	1,033,856	7.13

Total due in less than one year	3,104,082	3,038,039	5.68

Other bonds and debentures	33,263,057	33,038,876	4.42

Total due after one year through five years	33,263,057	33,038,876	4.42

Other bonds and debentures	7,801,880	7,875,655	4.84

Total due after five years through ten years	7,801,880	7,875,655	4.84

Preferred stock with maturities	4,652,000	5,000,000	6.35
Other bonds and debentures	186,649	235,000	6.79

Total due after ten years	4,838,649	5,235,000	6.37

	$49,007,668	$49,187,570	4.79%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$2,004,184	$45,504	$—	$2,049,688
Mortgage-backed securities	169,448,355	367,048	991,800	168,823,603
Other bonds and debentures	42,183,387	285,382	162,789	42,305,980
Preferred stock with maturities	5,000,000	—	348,000	4,652,000
Equity securities	494,666	23,380	56,216	461,830

Total available-for-sale securities	$219,130,592	$721,314	$1,558,805	$218,293,101

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$13,015,080	$157,733	$—	$13,172,813
Mortgage-backed securities	59,209,471	1,334,771	40,545	60,503,697
Asset-backed securities	1,499,732	—	305,642	1,194,090
Other bonds and debentures	2,401,098	71,120	—	2,472,218
Preferred stock with maturities	5,000,000	—	722,000	4,278,000
Equity securities	494,666	540	127,536	367,670

Total available-for-sale securities	$81,620,047	$1,564,164	$1,195,723	$81,988,488

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$21,516,957	$11,632	$13,548	$21,515,041
Mortgage-backed securities	50,945,486	130,641	604,756	50,471,371
Asset-backed securities	1,499,688	3,403	—	1,503,091
Other bonds and debentures	8,136,635	20,628	21,963	8,135,300
Preferred stock with maturities	5,000,000	—	950,000	4,050,000
Equity securities	1,374,386	100,814	340,000	1,135,200

Total available-for-sale securities	$88,473,152	$267,118	$1,930,267	$86,810,003

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from within the Bank’s primary market areas. The Bank uses traditional means to advertise its deposit products, including print media, and generally does not solicit deposits from outside its primary market areas. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2009, time deposits represented approximately 46% of total deposits. Time deposits included $149,961,410 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31:

	2009	2008	2007
	($ in Thousands)
Net deposits (withdrawals)	$72,313	$(12,537)	$22,561
Acquired deposits	—	—	151,964
Interest credited on deposit accounts	8,762	12,938	12,941

Total increase in deposit accounts	$81,075	$401	$187,466

At December 31, 2009, the Bank had $150.0 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	($ in thousands)
3 months or less	$53,904	1.41%
Over 3 through 6 months	36,380	1.65%
Over 6 through 12 months	31,291	1.48%
Over 12 months	28,386	2.93%

Total	$149,961	1.77%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 indicated and the percentage to total deposits:

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$48,430	6.6%	$45,968	7.0%	$48,260	7.4%
NOW accounts	178,049	24.2	155,662	23.9	151,847	23.3
Money market accounts	38,806	5.3	40,424	6.2	41,225	6.3
Regular savings accounts	10,958	1.5	11,063	1.7	12,031	1.8
Treasury savings accounts	116,817	15.9	107,110	16.4	104,163	16.0
Club deposits	96	—	93	—	94	—

Total	393,156	53.5	360,320	55.2	357,620	54.8

Time deposits
Less than 12 months	268,298	36.5	261,556	40.0	270,586	41.5
Over 12 through 36 months	68,686	9.4	29,248	4.5	23,780	3.6
Over 36 months	4,289	0.6	2,229	0.3	966	0.1

Total time deposits	341,273	46.5	293,033	44.8	295,332	45.2

Total Deposits	$734,429	100.0%	$653,353	100.0%	$652,952	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Year Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$170,268	0.10%	$169,835	0.27%	$119,238	0.67%
Savings deposits	126,015	0.51	122,516	1.06	104,455	0.64
Money market deposits	37,069	0.70	39,235	1.46	32,252	1.37
Time deposits	310,994	2.47	290,648	3.59	226,618	4.53
Demand deposits	27,917	—	29,286	—	30,573	—

Total Deposits	$672,263		$651,520		$513,136

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2009	2008	2007
	($ in thousands)
0.00% – 0.99%	$3,130	$1,117	$3,447
1.00% – 1.99%	257,229	18,563	13,364
2.00% – 2.99%	42,670	118,986	8,229
3.00% – 3.99%	36,041	134,865	15,781
4.00% – 4.99%	2,201	19,256	195,714
5.00% – 5.99%	2	246	57,653
6.00% – 6.99%	—	—	1,144

Total	$341,273	$293,033	$295,332

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2009, the Bank had outstanding advances of $96.0 million from FHLB compared to advances outstanding of $66.3 million from FHLB at December 31, 2008.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of the financial statements for the year indicated:

	2009	2008	2007
	($ in thousands)
Balance at year end	$40,000	$5,000	$—
Average amount outstanding	16,233	861	32,917
Maximum amount outstanding at any month-end	50,000	5,000	55,000
Average interest rate for the year	0.40%	1.28%	5.31%
Average interest rate on year-end balance	0.22%	1.28%	—

REGULATION

General. NHTB is regulated as a savings and loan holding company by the OTS. NHTB is required to file reports with, and otherwise comply with the rules and regulations of, the OTS and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2009, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” If the Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

(2)	a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if the Bank has been assigned the highest composite rating of 1 (one) under the Uniform Financial Institutions Rating System; the minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 (one) will be 4.0%;

(3)	a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement shall not exceed the amount of core capital.

Higher capital ratios may be required if warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer, commercial loans, home equity and construction loans and certain other assets as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset. The risk-weight for certain positions in eligible rated securities ranges from 20% for the highest or second highest rating category to 200% for one rating category below investment grade.

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

At December 31, 2009, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2009:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$78,571	$13,949	$64,622
Core capital	78,571	37,201	41,370
Risk-based capital	82,891	49,964	32,927

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination, dated March 31, 2009.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. The assessment system for institutions of the Bank’s size focuses on two tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•

a community development test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (FRA). In general, these transactions must be on terms which are at least as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (e.g., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

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

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees, but, generally, specialized terms must be made widely available to all employees rather than to a select subset of insiders, such as executive officers. In addition, extensions for credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

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

Prompt Corrective Action Regulations. Under the prompt corrective action (PCA) statute and regulations implemented by the OTS, the OTS is required to take certain, and is authorized to take other, supervisory actions against savings associations whose capital falls below certain levels. For this purpose, a savings association is placed in one of the following four categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2009, the Bank met the criteria for being considered “well-capitalized.”

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to areas including internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

As of January 1, 2009, all insured institutions paid a base rate annual assessment of 12 to 50 basis points (a basis point is $0.01 per $100 of assessable deposits) for the first quarter of 2009 based on the risk of loss to the Depository Insurance Fund posed by the particular institution. This is a substantial increase from the base rate assessment of 2 to 43 basis points that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.

On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 that changed the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set that took affect on April 1, 2009 ranged from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that imposed an emergency special assessment of 5 basis points on adjusted assets in addition to its risk-based assessment. This assessment was imposed on June 30, 2009 and collected on September 30, 2009. Due to the systemic increase in deposit insurance assessments, and the special emergency assessment, the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions are assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. The Bank opted to remain in the transaction account guarantee portion of the TLGP, but opted out of the debt guarantee portion.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2009, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.30 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional FHLBs comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2009 of $6.2 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

On January 28, 2009, the FHLB of Boston notified its members via a letter from its President of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLB of Boston included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions, and indicated that members will likely face quarters where there is little to no dividend payout. The FHLB of Boston also indicated that it could not indicate when dividends might edge closer to historical levels.

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

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2009, the Delaware franchise tax amounted to $43,323.

EMPLOYEES

At December 31, 2009, Lake Sunapee Bank had a total of 219 full-time employees, 21 part-time employees and 9 per-diem employees. These employees are not represented by collective bargaining agents. The Bank believes that its relationship with its employees is good.

Item 2.	Properties

The following table sets forth the location of the Bank’s offices and certain additional information relating to these offices at December 31, 2009:

Location	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
		Leased	Owned

9 Main Street
Newport, NH	1868		$1,658,367

565 Route 11
Sunapee, NH	1965		$55,443

115 East Main Street
Bradford, NH	1975		$383,708

300 Sunapee Street
Newport, NH	1978		$61,505

165 Route 10 South
Grantham, NH	1980		$293,072

116 Newport Road
New London, NH	1981		$752,908

200 Heater Road
Lebanon, NH	1986		$418,625

106 Hanover Street
Lebanon, NH	1997		$1,659,836

15 Antrim Road
Hillsboro, NH	1994		$719,754

321 Main Street
New London, NH	1999		$1,072,244

32 Elm Street
Milford, NH	2006		$1,126,904

(Continued) Location	Year Opened	Net Book Value		Expiration Date of Lease	Lease Renewal Option
		Leased	Owned
2 Park Street
Brandon, VT	2007		$1,061,653

Route 4 and Depot Hill Road.
Pittsford, VT	2007		$319,849

484 Main Street
West Rutland, VT	2007		$377,814

1340 Franklin Street
Brandon, VT	2007		$740,451

No. One Bond Street
Woodstock, VT	2007		$969,521

Route 4 West
Woodstock, VT	2007		$180,814

100 Woodstock Avenue
Rutland, VT	2007		$487,697

2997 Franklin Street (1)
Brandon, VT	2007		$740,451

83 Main Street (1)
West Lebanon, NH	1994	$105,534		2014	5 Years

12 Centerra Pkwy. (1)
Lebanon, NH	1997	$49,471		2012	10 Years

Route 103 (1)
Newbury, NH	1999	$128,913		2011	10 Years

7 Lawrence Street (1)
Andover, NH	2003	$296,533		2012	15 Years

2-4 Main Street (1)
Peterborough, NH	2004	$621,918		2014	25 Years

468 US Route 4 (1)
Enfield, NH	2005	$365,583		2014	15 Years

345 Washington Street (1)
Claremont, NH	2005	$271,030		2014	5 Years

12 South Street (1)
Hanover, NH	2007	$168,845		2016	10 Years

104-110 Merchants Row (1)
Rutland, VT	2007	$20,676		2011	12 Years

(1)	Operating lease, value of improvements.

Item 3.	Legal Proceedings

There is no material litigation pending in which the Company is a party or to which the property of the Company is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Reserved

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s common stock based on reported sales prices on the NASDAQ Global Market. New Hampshire Thrift Bancshares, Inc. is traded under the symbol “NHTB.”

	Period	High	Low
2009	First Quarter	$8.300	$6.400
	Second Quarter	10.400	6.950
	Third Quarter	10.380	9.210
	Fourth Quarter	9.990	8.770
2008	First Quarter	$13.400	$11.450
	Second Quarter	12.490	10.350
	Third Quarter	10.706	8.510
	Fourth Quarter	9.700	6.250

The bid quotations set forth above represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions. As of March 17, 2010, the Company had approximately 761 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s common stock:

	2009	2008
First Quarter	$0.1300	$0.1300
Second Quarter	0.1300	0.1300
Third Quarter	0.1300	0.1300
Fourth Quarter	0.1300	0.1300

For information regarding limitations on the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 16 of the Consolidated Financial Statements.

On January 11, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases will be made from time to time at the discretion of management. The stock repurchase program continued until 214,679 shares were repurchased. On June 20, 2007, the Company reactivated a previously adopted but uncompleted stock repurchase program. Repurchases were made from time to time at the discretion of management. The stock repurchase program will continue until 253,776 shares are repurchased. As of December 31, 2009, 237,500 shares of common stock had been repurchased. During 2009, no shares were repurchased.

The following table provides information regarding repurchases of our common stock in each month of the quarter ended December 31, 2009:

Period	Total number of shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs(1)
October 1, 2009 – December 31, 2009	—	—	—	148,088
Total	—	—	—	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program will continue until the repurchase of 253,776 shares is complete.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is contained on pages 5 through 24 of this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained on pages 5 through 24 of this document.

Item 8.	Financial Statements

The report of independent registered public accounting firm and the financial information called for by this item are contained on pages 25 through 63 of this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about March 29, 2010.

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

You may obtain a copy of the Code of Ethics for Senior Financial Officers, free of charge, by sending a request in writing to Laura Jacobi at the following address:

Laura Jacobi

Corporate Secretary

New Hampshire Thrift Bancshares, Inc.

9 Main Street

P.O. Box 9

Newport, New Hampshire 03773-0009

Item 11.	Executive Compensation

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about March 29, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2010 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about March 29, 2010.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	308,042	$12.64	—

Equity compensation plans not approved by security holders	—	—	—

Total	308,042	$12.64	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2010 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about March 29, 2010.

Item 14.	Principal Accountant Fees and Services

Information regarding the aggregate fees billed for each of the last two fiscal years by NHTB’s principal accountant is incorporated by reference herein from NHTB’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2010 which definitive proxy statement will be filed with the Securities and Exchange Commission as part of the proxy statement to be filed on or about March 29, 2010.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a) Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b) List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

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

10.12	Forms of Executive Salary Continuation Agreement among NHTB, Lake Sunapee Bank, fsb and Stephen W. Ensign and Stephen R. Theroux (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.13	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

13.1	Annual Report to Stockholders for the year ended December 31, 2009.

14.1	Code of Ethics (filed as Exhibit 14.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference).

21.1	Subsidiaries of NHTB.

23.1	Consent of Shatswell, MacLeoad & Company, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/S/ STEPHEN W. ENSIGN	Chairman of the Board	March 29, 2010
	(Stephen W. Ensign)	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN W. ENSIGN	Chairman of the Board	March 29, 2010
(Stephen W. Ensign)	and Chief Executive Officer
(Principal Executive Officer)

/S/ STEPHEN R. THEROUX	Vice Chairman of the Board,	March 29, 2010
(Stephen R. Theroux)	President, Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Accounting Officer)

/S/ LEONARD R. CASHMAN	Director
(Leonard R. Cashman)		March 29, 2010

/S/ WILLIAM C. HORN	Director	March 29, 2010
(William C. Horn)

/S/ PETER R. LOVELY	Director	March 29, 2010
(Peter R. Lovely)

/S/ JACK H. NELSON	Director	March 29, 2010
(Jack H. Nelson)

/S/ MICHAEL T. PUTZIGER	Director	March 29, 2010
(Michael T. Putziger)

/S/ PETER D. TERWILLIGER	Director	March 29, 2010
(Peter D. Terwilliger)

/S/ JOSEPH B. WILLEY	Director	March 29, 2010
(Joseph B. Willey)

New Hampshire Thrift Bancshares, Inc.

Directors	Officers
Stephen W. Ensign, Chairman	Stephen W. Ensign	William J. McIver
Stephen R. Theroux, Vice Chairman	Chairman of the Board	Executive Vice President
Leonard R. Cashman	and Chief Executive Officer
William C. Horn		Laura Jacobi
Peter R. Lovely	Stephen R. Theroux	Corporate Secretary
Jack H. Nelson	Vice Chairman of the Board
Michael T. Putziger	President and Chief Financial Officer	Maryanne E. Petrin
Peter D. Terwilliger		Assistant Corporate Secretary
Joseph B. Willey

Lake Sunapee Bank, fsb

Directors	Angie L. Deschenes	Albert S. Freeman III	Paul W. St. Martin
Stephen W. Ensign, Chairman	Retail Banking	Commercial Lending	Information Technology
Stephen R. Theroux
Leonard R. Cashman	Paul Faber	Marlene H. Gardner	Janet L. Zutell
William C. Horn	Commercial Lending	BSA and Security Officer	Consumer Lending
John A. Kelley, Jr.
Peter R. Lovely	Kenneth E. Howe	David W. Green	Assistant Vice Presidents
Jack H. Nelson	Commercial Lending	Retail Banking	Nancy Barthol
Michael T. Putziger			Retail Banking
Peter D. Terwilliger	Jodi L. Hoyt	Debora S. Henderson
Joseph B. Willey	Human Resources	Retail Banking	Sue L. Bryan
Retail Banking
Executive Officers	Laura Jacobi	Peter N. Jennings
Stephen W. Ensign	Chief Risk Officer and	Loan Origination	Dean Cashman
Chairman of the Board	Accounting and Finance		Business Banking
and Chief Executive Officer		Suzanne Johnson
	Karen D. Lynch	Loan Servicing	Andrea K. Coppola
Stephen R. Theroux	Commercial Lending		Retail Banking
President, Chief Operating Officer,		James H. Miller
and Chief Financial Officer	Robert C. O’Brien	Control Officer	Dennis J. Driscoll, Jr.
	Business Development		Commercial Lending
William J. McIver		Dianne E. Nicol
Executive Vice President,	Vice Presidents	Retail Banking	Vicki M. Lewis
Chief Information Officer and	Brandy L. Blackinton		Consumer Lending
Chief Administrative Officer	Retail Banking	Marie A. Pelletier
		Commercial Lending	Donald J. Pasini
First Vice Presidents	Erik C. Cinquemani		Loan Origination
Scott W. Laughinghouse	Loan Review	Francetta Raymond
Commercial Lending		Loan Operations	Maryanne E. Petrin
	Stephen DeClue		Accounting and Finance
Sharon L. Whitaker	Commercial Lending	Dorisann D. Ross
Mortgage Lending		Retail Banking	Pellegrino A. Rossi
	Juanita A. Dupont		Lake Sunapee Group
Senior Vice Presidents	Loan Processing	Terri G. Spanos
H. Bliss Dayton		Retail Banking	Dena L. Sclafani
Chief Compliance Officer	Thomas B. Evans		Loan Origination
	Commercial Lending	Sue G. Shaw
Colin S. Campbell		Commercial Lending	Roxanne M. Shedd
Commercial Lending	Susan Fernald		Retail Banking
Retail Operations
Christine Waite
Retail Banking

Board of Advisors

Benjamin K. Barton	Paul J. Linehan
Douglas S. Baxter	Robert MacNeil
William S. Berger	Elizabeth W. Maiola
William A. Bittinger	Thomas F. McCormick
Phillip C. Camp, Sr.	J. David McCrillis
Paul R. Boucher	John C. McCrillis
Ruth I. Clough	F. Graham McSwiney
J. D. Colcord	Charles Memoe
Jacqueline C. Cote	Kenneth Miller
Ernest G. Dennis, Jr.	Thomas J. Mills
William J. Faccone, Sr.	Linda L. Oldham
John W. Flynn, Jr.	Daniel P. O’Neill
John W. Flynn, Sr.	Betty H. Ramspott
James J. Ford, Jr.	Robert F. Sennott
Sheffield J. Halsey	William J. Simms
Thomas Hayes	Charles Smid
Douglas J. Homan	Fredric M. Smith
Curtis A. Jacques	Earl F. Strout
Sharon J. Jacques	James R. Therrien
Charles S. Jakiela	Stefan Timbrell
Michael D. Johnson	Janis H. Wallace
David H. Kidder	James P. Wheeler
Janet R. Kidder	Carolyn B. Whittaker
John J. Kiernan, Jr.	John W. Wiggins, Sr.
John J. Kiernan, Sr.	Bruce Williamson
Victor W. Laro	Thomas B. Woodger
Michael J. Work

Stockholder Information

Corporate Headquarters

New Hampshire Thrift Bancshares, Inc.

9 Main Street

PO Box 9

Newport, NH 03773-0009

Tel: 1-603-863-0886

Fax: 1-603-863-9571

Transfer Agent

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Tel: Investor Relations 1-800-368-5948

Website: www.rtco.com

Independent Auditors

Shatswell, MacLeod & Company, P.C.

83 Pine Street

West Peabody, MA 01960-3635

Legal Counsel

Hogan & Hartson, LLP

555 Thirteenth Street, NW

Washington, DC 20004

Information on Common Stock

The common stock is traded over-the-counter and quoted on the NASDAQ Global Market under the symbol “NHTB”. There were approximately 761 stockholders of record on March 17, 2010. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth the Company’s high and low prices for the common stock as reported by NASDAQ for the periods indicated:

2009	High	Low
First Quarter	$8.300	$6.400
Second Quarter	10.400	6.950
Third Quarter	10.380	9.210
Fourth Quarter	9.990	8.770