Form 10-Q
period 2010-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-05-12
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 11, 2010, was 5,771,722.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

Part I. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$17,140,310	$20,338,652
Federal Home Loan Bank overnight deposits	-	17,700,000

Cash and cash equivalents	17,140,310	38,038,652
Securities available-for-sale	208,108,143	218,293,101
Federal Home Loan Bank stock	6,369,900	6,175,800
Loans held-for-sale	1,056,900	2,077,900
Loans receivable, net	628,864,219	620,332,606
Accrued interest receivable	3,184,557	2,972,403
Premises and equipment, net	16,948,440	17,034,220
Investments in real estate	3,482,247	3,505,828
Other real estate owned	-	100,000
Goodwill and other intangible assets	29,191,167	29,317,276
Investment in partially owned Charter Holding Corp., at equity	3,138,843	3,083,084
Bank owned life insurance	10,059,908	9,965,068
Other assets	11,120,503	11,705,249

Total assets	$938,665,137	$962,601,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$46,186,100	$48,430,291
Interest-bearing	656,686,605	685,998,477

Total deposits	702,872,705	734,428,768
Securities sold under agreements to repurchase	13,231,000	12,118,953
Federal Home Loan Bank advances	95,959,361	95,962,006
Overnight advances	2,600,000	-
Other borrowed funds	2,077,500	2,077,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	12,119,638	9,617,707

Total liabilities	849,480,204	874,824,934

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A 10,000 shares issued and outstanding at March 31, 2010 and December 31, 2009; liquidation value $1,000 per share	100	100
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,232,051 shares issued and 5,771,772 shares outstanding at March 31, 2010 and December 31, 2009	62,321	62,321
Warrants	85,020	85,020
Paid-in capital	55,888,649	55,884,604
Retained earnings	42,412,920	41,570,797
Accumulated other comprehensive loss	(2,113,354)	(2,675,866)
Treasury Stock, 460,279 shares as of March 31, 2010 and December 31, 2009, at cost	(7,150,723)	(7,150,723)

Total shareholders’ equity	89,184,933	87,776,253

Total liabilities and shareholders’ equity	$938,665,137	$962,601,187

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	March 31, 2010	March 31, 2009
Interest and dividend income
Interest and fees on loans	$8,092,084	$8,568,261
Interest on debt investments:
Taxable	1,925,144	1,317,508
Dividends	4,883	259
Other	5,008	6,100

Total interest and dividend income	10,027,119	9,892,128

Interest expense
Interest on deposits	1,709,740	2,442,783
Interest on advances and other borrowed money	739,554	873,702

Total interest expense	2,449,294	3,316,485

Net interest and dividend income	7,577,825	6,575,643

Provision for loan losses	1,014,000	1,765,000

Net interest and dividend income after provision for loan losses	6,563,825	4,810,643

Noninterest income
Customer service fees	1,295,294	1,217,497
Net gain on sales of loans	319,056	460,610
Gain on sales of securities and other real estate and property owned, net	255,703	859,493
Rental income	171,977	165,249
Income from equity interest in Charter Holding Corp.	55,152	33,208
Brokerage service income	612	5,422
Bank owned life insurance income	88,660	93,424

Total noninterest income	2,186,454	2,834,903

Noninterest expenses
Salaries and employee benefits	3,071,794	3,077,961
Occupancy expenses	1,005,111	1,076,826
Advertising and promotion	115,021	59,442
Depositors’ insurance	269,988	38,894
Outside services	256,342	239,168
Professional services	186,223	210,627
ATM processing fees	125,163	151,679
Supplies	93,429	103,450
(Mortgage servicing income) amortization of mortgage servicing rights, net	(27,940)	19,156
Other expenses	1,007,110	717,323

Total noninterest expenses	6,102,241	5,694,526

Income before provision for income taxes	2,648,037	1,951,020

Provision for income taxes	926,541	618,868

Net income	$1,721,496	$1,332,152

Comprehensive income	$2,284,009	$421,230

Net income available to common stockholders	$1,594,045	$1,226,737

Earnings per common share, basic	$0.28	$0.21

Average Number of Shares, basic	5,771,772	5,747,772

Earnings per common share, assuming dilution	$0.28	$0.21

Average Number of Shares, assuming dilution	5,776,714	5,747,772

Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,721,497	$1,332,152
Depreciation and amortization	328,607	390,829
Amortization of fair value adjustments, net (loans, deposits and borrowings)	31,325	31,325
Amortization (accretion) of securities, net	207,159	47,572
Net increase in mortgage servicing rights	(44,324)	(282,638)
Net decrease (increase) in loans held-for-sale	1,021,000	(196,050)
Increase in cash surrender value of life insurance	(94,841)	(100,922)
Amortization of intangible assets	126,109	141,872
Provision for loan losses	1,014,000	1,765,000
Decrease in accrued interest receivable and other assets	174,734	1,288,726
Net gain on sales of other real estate owned	(38,935)	-
Net gain on sales and calls of securities	(216,768)	(852,798)
Income from equity interest in Charter Holding Corp.	(55,759)	(33,207)
Change in deferred loan origination fees and cost, net	(32,024)	(153,752)
Increase in accrued expenses and other liabilities	2,280,885	2,157,993

Net cash provided by operating activities	6,422,665	5,536,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(242,827)	(183,818)
Proceeds from sales of property aquired in settlement of loans	-	32,000
Proceeds from sales and calls of securities available-for-sale	21,779,593	42,141,035
Proceeds from maturities of securities available-for-sale	-	-
Purchases of securities available-for-sale	(10,567,027)	(50,306,017)
Redemptions of Federal Home Loan Bank stock	(194,100)	-
Loan originations and principal collections, net	(9,513,590)	12,649,172
Proceeds from sale of other real estate owned	138,935	-

Net cash provided by investing activities	1,400,984	4,332,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(31,556,063)	1,176,937
Net increase (decrease) in securities sold under agreements to repurchase	1,112,047	(935,183)
Net increase in advances from Federal Home Loan Bank and other borrowings	2,597,355	4,867,857
Proceeds from other borrowed funds	-	-
Proceeds from issuance of preferred stock	-	10,000,000
Dividends paid on preferred stock	(125,000)	(40,277)
Dividends paid on common stock	(750,330)	(747,210)

Net cash (used in) provided by financing activities	(28,721,991)	14,322,124

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,898,342)	24,190,598
CASH AND CASH EQUIVALENTS, beginning of period	38,038,652	22,561,691

CASH AND CASH EQUIVALENTS, end of period	$17,140,310	$46,752,289

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	March 31, 2010	March 31, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,724,023	$2,455,615
Interest on advances and other borrowed money	728,073	866,890

Total interest paid	$2,452,097	$3,322,505

Income taxes paid	$253,972	$225,713

Loans transferred to other real estate owned	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note B - Accounting Policies

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations or changes in financial position are consistent with those used for the year 2009.

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

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with ASC 810-10, “Consolidation-Overall”, these affiliates have not been included in the consolidated financial statements.

Note C - Impact of New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note D. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Note D – Fair Value Measurements

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

The following summarizes assets measured at fair value for the period ending March 31, 2010.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$208,108,143	$510,390	$207,597,753	$-

	$208,108,143	$510,390	$207,597,753	$-

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$640,435	$-	$640,435	$-

	$640,435	$-	$640,435	$-

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$4,080,502	$—	$4,080,502	$—

	$4,080,502	$—	$4,080,502	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,140,310	$17,140,310	$38,038,652	$38,038,652
Securities available-for-sale	208,108,143	208,108,143	218,293,101	218,293,101
Federal Home Loan Bank stock	6,369,900	6,369,900	6,175,800	6,178,800
Loans held-for-sale	1,056,900	1,066,104	2,077,900	2,102,912
Loans, net	628,864,219	634,423,000	620,332,606	626,101,000
Other investments	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	548,142	620,000	546,828
Accrued interest receivable	3,184,557	3,184,557	2,972,403	2,972,403
Financial liabilities:
Deposits	702,872,705	705,606,000	734,428,768	737,282,000
FHLB advances	95,959,361	96,464,000	95,962,006	96,598,000
Overnight advances	2,600,000	2,600,000
Other borrowings	2,077,500	2,077,500	2,077,500	2,077,500
Securities sold under agreements to repurchase	13,231,000	13,231,000	12,118,593	12,118,593
Subordinated debentures	20,620,000	18,230,245	20,620,000	18,186,529
Derivatives	640,435	640,435	552,899	552,899

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments which are included in other assets and derivatives which are included in other liabilities.

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

Note E - Stock-based Compensation

At March 31, 2010, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters ended March 31, 2010 or March 31, 2009.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F - Pension Benefits

The following summarizes the net periodic pension cost for the three months ended March 31:

	2010	2009
Service cost	$-	$-
Interest cost	83,148	79,987
Expected return on plan assets	(121,308)	(107,021)
Amortization of prior service cost	-	-
Amortization of unrecognized net loss	44,408	51,385

Net periodic pension cost	$6,248	$24,351

Note G - Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Bonds and notes -
Preferred stock with maturities	$-	$-	$4,740,000	$260,000	$4,740,000	$260,000
Mortgage-backed securities	42,935,527	285,222	21,922	68	42,957,449	285,290
Other bonds and debentures	6,436,698	37,224	184,460	45,540	6,621,158	82,764
Equity securities	-	-	311,850	15,125	311,850	15,125

Total temporarily impaired securities	$49,372,225	$322,446	$5,258,232	$320,733	$54,630,457	$643,179

The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2010 consist of mortgage-backed securities issued by Government sponsored enterprises and agencies, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Item 2. Management’s Discussion and Analysis

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of April 27, 2010, the Company had $3,991,601 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred stock and common stock and the interest on its subordinated debentures.

Overview

•	Total assets were $938,665,137 at March 31, 2010, a decrease of $23,936,050 from December 31, 2009.

•	Net loans outstanding increased $8,531,613 to $628,864,219 at March 31, 2010, from December 31, 2009.

•	Total deposits were $702,872,705 at March 31, 2010, a decrease of $31,556,063 from December 31, 2009.

•	The Company earned $1,721,497, or $0.28 per diluted common share, for the quarter ended March 31, 2010, compared to $1,332,152, or $0.21 per diluted common share, for the same period in 2009.

•	For the quarter ended March 31, 2010, the Bank originated $65,849,984 in loans, compared to $77,240,580 in originated loans for the quarter ended March 31, 2009.

•	The Bank’s loan servicing portfolio totaled $353,104,323 at March 31, 2010, an increase from $322,479,515 at March 31, 2009.

•	The Bank’s interest rate margin increased to 3.53% at March 31, 2010 from 3.47% at March 31, 2009, as the Bank was able to reprice its liabilities at lower rates faster than its assets.

•	On April 8, 2010, the Company announced a quarterly shareholder dividend of $0.13 per share payable on April 30, 2010.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed under the heading “Allowance for Loan and Lease Losses” starting on page 14 of this report.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2010, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of May 12, 2010, has not elected to redeem any of the Debentures II.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of May 12, 2010, has not elected to redeem any of the Debentures III.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

For the quarter ended March 31, 2010, total assets decreased $23,936,050, or 2.49%, from $962,601,187 at December 31, 2009 to $938,665,137 at March 31, 2010 due primarily to a decrease in cash and cash equivalents and securities available-for-sale partially offset by a an increase in net loans receivable.

Net loans increased $8,531,613, or 1.38%, from $620,332,606 at December 31, 2009 to $628,864,219, at March 31, 2010. For the quarter ended March 31, 2010, the Bank originated $65.8 million in loans, compared to $77.2 million in loans for the quarter ended March 31, 2009. The increase of loans held in portfolio was primarily due to increases in residential mortgages, commercial loans, commercial lines of credit and commercial real estate loans. At March 31, 2010, the Bank’s mortgage servicing loan portfolio amounted to $353,104,323, compared to $322,479,515 at March 31, 2009. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2010, adjustable-rate mortgages comprised approximately 70.0% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Securities available-for-sale decreased $10,184,958 to $208,108,143 at March 31, 2010, compared to $218,293,101 as of December 31, 2009. The Bank’s net unrealized loss (after tax) on its investment portfolio was $109,009 at March 31, 2010 compared to an unrealized gain (after tax) of $972,764 at December 31, 2009. The investments in the Bank’s securities portfolio that are temporarily impaired as of March 31, 2010 consist of debt securities issued by U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted was zero as of March 31, 2010, compared to $100,000 as of December 31, 2009.

Goodwill and other intangible assets amounted to $29,191,167, or 3.11% of total assets, as of March 31, 2010, compared to $29,317,276, or 3.05% of total assets, as of December 31, 2009, due to normal amortization of core deposit intangible assets.

Deposits decreased $31,556,063 to $702,872,705 at March 31, 2010, from $734,428,768 at year-end December 31, 2009. Non-interest bearing deposit accounts decreased $2,244,191, or 4.63%, and interest-bearing deposit accounts decreased $29,311,872, or 4.27%, over the same period. The Bank’s transaction accounts balances are influenced by the seasonal migration of account owners and balances in these accounts typically decrease during the first quarter. For the quarter ended March 31, 2010, deposits primarily decreased due to municipal monies that were deposited over year-end and withdrawn during the first quarter.

Securities sold under agreements to repurchase increased $1,112,047, or 9.18%, to $13,231,000 at March 31, 2010 from $12,118,953 at December 31, 2009, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank maintained balances of $95,959,361 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of March 31, 2010, a decrease of $2,645 from $95,962,006 at December 31, 2009.

Other borrowings remained unchanged at $2,077,500 at March 31, 2010, including the renewal of a $2,000,000 line of credit from PNC Bank to the Company.

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

The allowance for loan losses (not including allowance for losses from overdraft program below) at March 31, 2010 was $10,371,936 compared to $9,494,007 at December 31, 2009. The increase comes from provisions of $1,000,000 made during the first quarter of 2010, offset by charge-offs of $130,282 and recoveries of $8,211 during the same period. The increase is not specific to any individual credit. At $10.4 million the allowance for loan loss represents 1.64% of total loans, up from 1.53% at December 31, 2009.

In addition to the allowance for loan losses is an allowance for losses from the fee for service overdraft program. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2010, the overdraft allowance was $25,256 compared to $26,453 at year-end 2009. Provisions for overdraft losses were $14,000 over the three month period ended March 31, 2010, compared to $15,000 for the same period during 2009. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to the policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more. At March 31, 2010, the allowance for overdraft losses represented 204% of that target level.

Loan charged-offs (excluding overdraft program) were $130,282 during the first quarter 2010 compared to $414,045 for the three months ended March 31, 2009 and $2,131,758 for the twelve-month period ended December 31, 2009. Recoveries were $8,211 over the first three months of 2010 compared to $6,487 for the three months ended March 31, 2009 and $211,906 for the twelve month period ended December 31, 2009. This resulted in net charge-offs of $122,071 for the first quarter of 2010 compared to $407,558 for the same period in 2009 and $1,919,852 for all of 2009. One to four family residential mortgages accounted for 84% of the amount charged-off during the three months ended March 31, 2010.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $13,145,768 at March 31, 2010 compared to $12,049,895 at December 31, 2009. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those companies are experiencing. In addition, the Bank had no OREO at March 31, 2010 compared to $100,000 at December 31, 2009. During the three months ended March 31, 2010, the Bank sold the single property classified as OREO at December 31, 2009, and has been successful in keeping OREO from increasing by liquidating properties at public auction or selling them soon after the public auction. Losses are incurred in that liquidation process and the loss experience suggests it is prudent to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits; the Bank anticipates more charge-offs as loan issues are resolved.

Loans over 90 days past due were $1,968,100 at March 31, 2010 compared to $2,151,527 at December 31, 2009 and $4,095,722 at March 31, 2009. Loans 30 to 89 days past due were $10,521,761 at March 31, 2010 compared to $9,883,831 at December 31, 2009 and $11,302,566 at March 31, 2009. The level of loan losses, levels of loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and real estate market condition all contributed to the decisions to increase the amount of the allowance. The Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not result from trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2010, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft program) for the periods indicated:

	For the three months Ended March 31,
	2010	2009
Balance, beginning of period	$9,494,007	$5,567,859
Charged-off loans	(130,282)	(414,045)
Recoveries	8,211	6,487
Provision charged to income	1,000,000	1,750,000

Balance, end of period	$10,371,936	$6,910,301

	For the year ended December 31,
	2009	2008	2007	2006	2005
Balance, beginning of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450
Charged-off loans	(2,131,758)	(545,404)	(128,566)	(75,196)	(36,766)
Recoveries	211,906	42,635	34,847	5,979	7,819
Balance from acquisitions	-	-	1,303,361	-	-
Provision charged to income	5,846,000	910,000	-	29,700	-

Balance, end of period	$9,494,007	$5,567,859	$5,160,628	$3,950,986	$3,990,503

The following is a summary of activity in the allowance for overdraft losses:

	Three Months Ended March 31,		Twelve Months Ended December 31, 2009
	2010	2009
Beginning balance	$24,625	$26,453	$20,843
Overdraft charge-offs	75,366	84,855	373,598
Overdraft recoveries	61,997	71,512	188,108
Net Overdraft Losses	13,369	13,343	185,490
Provision for overdraft loans	14,000	15,000	191,100

Ending Balance	$25,256	$28,110	$26,453

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	March 31, 2010		December 31, 2009
90 day delinquent loans (1)	$1,968	0.21%	$2,152	0.22%
Non-accrual impaired loans	6,615	0.70%	4,072	0.42%
Other real estate owned	-	0.00%	100	0.01%

Total non-performing loans	$8,583	0.91%	$6,324	0.65%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2010		December 31, 2009
Real estate loans-
Conventional	$6,341	75%	$6,990	75%
Construction	230	2%	227	2%
Collateral and consumer	542	13%	126	13%
Commercial and municipal	2,305	9%	2,012	10%
Impaired Loans	979	1%	165	-%

Total valuation allowance	$10,397	100%	$9,520	100%

Total valuation allowance as percentage of total loans	1.64%		1.51%

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

Comparison of the Operating Results

for the Three Months Ended March 31, 2010 and March 31, 2009

Consolidated net income for the three months ended March 31, 2010 was $1,721,497, or $0.28 per common share (assuming dilution), compared to $1,332,152, or $0.21 per common share (assuming dilution), for the same period in 2009, an increase of $389,345, or 29.23%. The Bank’s net interest margin increased to 3.53% at March 31, 2010, from 3.47% at March 31, 2009. The Company’s return on average assets and equity for the three months ended March 31, 2010 were 0.71% and 7.74%, respectively, compared to 0.61% and 6.47%, respectively, for the same period in 2009.

Net interest and dividend income increased $1,002,182 to $7,577,826 for the quarter ended March 31, 2010, from $6,575,643 for the quarter ended March 31, 2009, due to improving net interest income margins.

Interest and fees on loans decreased $476,177, or 5.56%, for the three-month period ended March 31, 2010 to $8,092,084 from $8,568,261 at March 31, 2009 due primarily to loans repricing. Interest on investments increased $607,636, or 46.12%, for the three-month period ended March 31, 2010, due primarily to the interest from additional investment securities.

For the three months ended March 31, 2010, total interest expense decreased $867,191, or 26.15%, to $2,449,294 from $3,316,485 for the same period in 2009. Interest on deposits decreased $733,043, or 30.01%, due to the decrease in short-term interest rates. Interest on advances and other borrowed money decreased $134,148, or 15.35%, to $739,554 from $873,702 at March 31, 2009 as the Bank’s advances from the FHLBB re-priced during this period of prolonged low interest rates, decreasing the Bank’s cost of funds on these borrowings.

The allowance for loan losses was $10,371,936 on March 31, 2010 compared to $6,910,301 on March 31, 2009. The allowance for loan losses represented 1.64% and 1.10% of total loans at March 31, 2010 and March 31, 2009, respectively. The provision for loan losses was $1,000,000 during the first quarter of 2010 and $1,750,000 during the same period in 2009. The Bank made provisions for overdraft losses in the first quarters of 2010 and 2009. Those provisions were $14,000 and $15,000, respectively. The effects of lingering national economic issues continue to be felt in the Bank’s local communities, and the national recession influenced the Bank’s decision to increase its allowance for loan losses. Total non-performing assets as a percentage of total assets increased to 0.91% as of March 31, 2010, compared to 0.66% as of December 31, 2009 and 1.22% at March 31, 2009. Net loan losses over the three-month period ended March 31, 2010 were $122,071 compared to net loan losses of $407,558 during the same period in 2009. The Bank incurred losses on 8 loans during the first three months of 2010 compared to losses on 21 loans over the same period in 2009. In addition to the credit losses on loans, the Bank incurred losses related to the fee-for-service overdraft program. Those losses, net of recoveries, were $13,369 during the first quarter of 2010 compared to $13,343 during the first quarter of 2009.

For the three months ended March 31, 2010, total noninterest income declined $648,449, or 22.87%, to $2,186,454 from $2,834,903 for the three months ended March 31, 2009.

For the three-month period ended March 31, 2010:

•

Customer service fees increased $77,797, or 6.39%, to $1,295,294 from $1,217,497 for the three months ended March 31, 2009. This increase includes an increase of $75,719 in ATM-related income due to increased transaction volume for the three months ended March 31, 2010 compared the same period in 2009.

•

Net gain on sale of loans decreased $141,554, or 30.73%, compared to the same period in 2009, represented by a decrease of $31,558,021 in loans sold into the secondary market, from $36,835,721 for the three months ended March 31, 2009 to $5,277,700 for the three months ended March 31, 2010, primarily as a result of a higher refinancing activity during 2009.

•

Gain on sales of securities and other real estate and property owned, net decreased $603,790 from $859,493 for the three months ended March 31, 2009, to $255,703 for the three months ended March 31, 2010. This reflects the recognition of gains on the sales of approximately $10.0 million of securities sold during the three months ended March 31, 2010, compared to $40.2 million of securities sold during the same period in 2009.

•	Income from equity interest in Charter Holding Corp. increased $21,944, or 66.08%, to $55,152 from $33,208 for the quarter ended March 31, 2009.

•

Brokerage service income decreased by $4,810 to $612 for the quarter ended March 31, 2010 compared to the same period in 2009, as a result of a decline in brokerage activity during the first quarter of 2010.

•

Bank owned life insurance income decreased $4,764, or 5.10%, to $88,660 from $93,424 for the three months ended March 31, 2009, due to changes in the interest rates earned on the underlying insurance policies.

Total noninterest expenses increased $407,715, or 7.16%, to $6,102,241 for the three months ended March 31, 2010, compared to $5,694,526 for the three months ended March 31, 2009.

For the three-month period ended March 31, 2010:

•

Salaries and employee benefits decreased $6,167, or 0.20%, compared to the three months ended March 31, 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, decreased $64,664, or 1.90%, from $3,400,850 for the three months ended March 31, 2009, to $3,336,186 for the three months ended at March 31, 2010. The deferral of expenses in conjunction with the origination of loans decreased $58,497, or 18.12%, to $264,392 from $322,889 for the same period in 2009. This decrease was due to reduced loan volumes originated during the first three months of 2010 compared to the same period in 2009, which resulted in a reduced amount of deferred expenses associated with origination costs.

•	Occupancy expense decreased $71,715, or 6.66%, to $1,005,111 from $1,076,826 for the three months ended March 31, 2009.

•

Advertising and promotion increased $55,579, or 93.50%, to $115,021 from $59,442 for the same period in 2009. This includes an increase in media and production expenses of $43,409 for the three months ended March 31, 2010 compared to the same period in 2009.

•

Depositors’ insurance increased $231,094, or 594.17%, to $269,988 at March 31, 2010, compared to $38,894 at March 31, 2009, due primarily to the depletion of deposit insurance premium credits available and applied during the three months ended March 31, 2009.

•

Outside services increased $17,174, or 7.18%, to $256,342 compared to $239,168 for the three months ended March 31, 2009. This reflects increases in expenses associated with internet banking, overdraft protection programs and statement rendering.

•

Professional services decreased $24,404, or 11.59%, to $186,223 compared to $210,627 for the three months ended March 31, 2009. Included in this amount are expenses associated with legal and consulting fees.

•	ATM processing fees decreased $26,516, or 17.48%, to $125,163 compared to $151,679 for the three months ended March 31, 2009. This reflects a negotiated decrease in monthly fees assessed.

•	Supplies decreased $10,021, or 9.69%, to $93,429 compared to $103,450 for the three months ended March 31, 2009, due to directed efforts to reduce supply-related expenditures.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased $47,096 from an expense of $19,156 for the three months ended March 31, 2009 to a benefit of $27,940 in 2010. This reflects higher recorded servicing income offset by lower amortization expense for the three months ended March 31, 2010 compared to the same period in 2009.

•

Other expenses increased $289,787, or 40.40%, to $1,007,110 from $717,323 for the three months ended March 31, 2009. In particular, periodic impairment associated with mortgage servicing rights increased $301,506 to a benefit of $17,725 compared to a benefit of $319,273 for the same period in 2009.

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

The Bank’s one-year gap at March 31, 2010, was positive 3.12%, compared to the December 31, 2009 gap of negative 7.06% and one-year gap at March 31, 2009 of positive 2.06%. The Bank continues to hold in portfolio adjustable-rate mortgages, which primarily reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Management feels that maintaining the gap within twenty points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within ten points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of December 31, 2009 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	73,256	-41,451	-36%	7.90%	-389	bp
+200 bp	90,110	-24,597	-21%	9.53%	-226	bp
+100 bp	105,505	-9,202	-8%	10.96%	-82	bp
+50 bp	110,919	-3,788	-3%	11.45%	-34	bp
0 bp	114,707	-	-	11.79%	-
-50 bp	118,864	4,158	+4%	12.15%	+36	bp
-100 bp	121,611	6,904	+6%	12.39%	+60	bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds is priimarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds and advances from the FHLBB. At March 31, 2010, the Bank had approximately $113,000,000 in additional borrowing capacity from the FHLBB.

At March 31, 2010, the Company’s shareholders’ equity totaled $89,184,933, or 9.50% of total assets, compared to $87,776,253, or 9.12% of total assets at December 31, 2009. The Company’s Tier I core capital was 8.46% at March 31, 2010, compared to 8.45% at December 31, 2009. The increase in shareholders’ equity of $1,408,680 reflects net income of $1,721,497, the payment of $125,000 in preferred stock dividends, the payment of $750,330 in common stock dividends and an decrease in the accumulated other comprehensive loss of $562,512.

On July 12, 2007, the Company announced that it approved the repurchase of up to an additional 253,776 shares of common stock. As of March 31, 2010, 148,088 shares remained to be repurchased under the July 12, 2007 plan. The Board of Directors of the Company determined that a share buyback is appropriate to enhance shareholder value because such repurchases generally increase earnings per share, return on average assets and return on average equity, each a performing benchmark against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. No shares have been repurchased during the quarter ended March 31, 2010.

As of April 20, 2010, the Company had $3,991,601 in cash available, which it plans to use to, among other things, continue its annual dividend payout of $0.52 per share, pay the dividend on its preferred stock and pay the interest on its capital securities. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the three months ended March 31, 2010, net cash provided by operating activities increased $886,563 to $6,422,665, compared to $5,536,102 for the same period in 2009. The change in loans held for sale increased $1,217,050 for the three months ended March 31, 2010, compared to the same period in 2009. Net gain on sales and calls of securities increased $636,030 for the three months ended March 31, 2010 compared to the same period in 2009 as a result of the sale of approximately of $10.0 million of securities during the first quarter of 2010 compared to sales of approximately $40.2 million of securities during the same period in 2009. The provision for loan losses decreased $751,000 for the three months ended March 31, 2010, compared to the same period in 2009. The change in accrued interest receivable and other assets decreased $1,113,992.

Net cash provided by investing activities amounted to $1,400,984 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $4,332,372 for the same period in 2009, a decrease of $2,931,388. The increase in cash provided by net securities activities of $19,377,548 was offset by net change in proceeds from loan originations and principal collections of $22,162,762, due to the sales of fixed-rate loans into the secondary market accounting for the change.

For the three months ended March 31, 2010, net cash flows used in financing activities decreased $43,044,115 to $28,721,991 compared to net cash provided by financing activities of $14,322,124 for the three months ended March 31, 2009. The Bank experienced a net increase of $32,733,000 in cash used by deposits and a decrease in cash provided by Federal Home Loan Bank advances of $2,270,502. The issuance of $10,000,000 of preferred stock to the United States Treasury in the first quarter of 2009 also contributed to the change in cash provided by financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2010 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At March 31, 2010, the Bank had approximately $42.9 million in loan commitments. Of these commitments, approximately $11.1 million were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2010, the Bank’s ratios were 8.46%, 8.46%, and 12.92%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $13.70 at March 31, 2010 versus $12.91 per share at March 31, 2009.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

There is no material litigation pending to which the Company or its subsidiaries are a party or to which the property of the Company or its subsidiaries is subject, other than ordinary routine litigation incidental to business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2010 through March 31, 2010 (1)	-	-	-	148,088
Total	-	-	-	148,088

(1)	The Company announced a stock repurchase program on June 20, 2007. The program provides that 253,776 shares are to be repurchased. The program will continue until all of those shares are repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between NHTB and First Brandon Financial

Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

Exhibit No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

Exhibit No.	Description
4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date:	May 12, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer

Date:	May 12, 2010	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

Exhibit No.	Description
4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.