Form 10-K/A
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-05-25
CIK 846931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
New Hampshire Thrift Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 29, 2010 (the “Original Filing”). The purpose of this Amendment No. 1 is solely to file certification exhibits which were omitted from the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing and does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

13.1	Annual Report to Stockholders for the year ended December 31, 2009.

14.1	Code of Ethics (filed as Exhibit 14.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference).

21.1*	Subsidiaries of NHTB.

23.1*	Consent of Shatswell, MacLeoad & Company, P.C.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.1.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

31.2.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.1*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.1.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.2*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.2.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

____________

*           Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/S/ STEPHEN W. ENSIGN	Chairman of the Board	May 25, 2010
	(Stephen W. Ensign)	Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.1.1
CERTIFICATIONS

I, Stephen W. Ensign, certify that:

1.	I have reviewed this annual report on Form 10-K of New Hampshire Thrift Bancshares, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 25, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman and Chief Executive Officer

Exhibit 31.2.1

I, Stephen R. Theroux, certify that:

1.	I have reviewed this annual report on Form 10-K of New Hampshire Thrift Bancshares, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 25, 2010	/s/ Stephen R. Theroux
Stephen R. Theroux
President, Chief Operating Officer, and Chief Financial Officer

Exhibit 32.1.1

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Stephen W. Ensign, is the Chairman and Chief Executive Officer of New Hampshire Thrift Bancshares, Inc. (the “Company”). This statement is being furnished in connection with the filing by the Company of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”).

By execution of this statement, I certify that:

A)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

B)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 25, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman and Chief Executive Officer

Exhibit 32.2.1

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Stephen R. Theroux, is the President, Chief Operating Officer, and Chief Financial Officer of New Hampshire Thrift Bancshares, Inc. (the “Company”). This statement is being furnished in connection with the filing by the Company of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”).

By execution of this statement, I certify that:

A)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

B)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 25, 2010	/s/ Stephen R. Theroux
Stephen R. Theroux
President, Chief Operating Officer, and Chief Financial Officer

Exhibit 99.1

EESA SECTION 111(B)(4) CERTIFICATION

I, Stephen W. Ensign, certify, based on my knowledge, that:

(i)
The compensation committee of New Hampshire Thrift Bancshares, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on the later of September 14, 2009, or ninety days after the closing date of the agreement between New Hampshire Thrift Bancshares, Inc. and Treasury and ending with the last day of New Hampshire Thrift Bancshares, Inc.’s fiscal year containing that date (the applicable period), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to New Hampshire Thrift Bancshares, Inc.;

(ii)
The compensation committee of New Hampshire Thrift Bancshares, Inc. has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of New Hampshire Thrift Bancshares, Inc., and during that same applicable period has identified any features of the employee compensation plans that pose risks to New Hampshire Thrift Bancshares, Inc. and has limited those features to ensure that New Hampshire Thrift Bancshares, Inc. is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during the applicable period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of New Hampshire Thrift Bancshares, Inc. to enhance the compensation of an employee, and has limited any such features;

(iv)	The compensation committee of New Hampshire Thrift Bancshares, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)
The compensation committee of New Hampshire Thrift Bancshares, Inc. will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of New Hampshire Thrift Bancshares, Inc.;

(B)	Employee compensation plans that unnecessarily expose New Hampshire Thrift Bancshares, Inc. to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of New Hampshire Thrift Bancshares, Inc. to enhance the compensation of an employee;

(vi)
New Hampshire Thrift Bancshares, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
New Hampshire Thrift Bancshares, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(viii)
New Hampshire Thrift Bancshares, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(ix)
The board of directors of New Hampshire Thrift Bancshares, Inc. has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, by the later of September 14, 2009, or ninety days after the closing date of the agreement between the TARP recipient and Treasury; this policy has been provided to Treasury and its primary regulatory agency; New Hampshire Thrift Bancshares, Inc. and its employees have complied with this policy during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
New Hampshire Thrift Bancshares, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(xi)
New Hampshire Thrift Bancshares, Inc. will disclose the amount, nature, and justification for the offering during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii)
New Hampshire Thrift Bancshares, Inc. will disclose whether New Hampshire Thrift Bancshares, Inc., the board of directors of New Hampshire Thrift Bancshares, Inc., or the compensation committee of New Hampshire Thrift Bancshares, Inc. has engaged during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
New Hampshire Thrift Bancshares, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(xiv)
New Hampshire Thrift Bancshares, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between New Hampshire Thrift Bancshares, Inc. and Treasury, including any amendments;

(xv)
New Hampshire Thrift Bancshares, Inc. has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

Date: May 25, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman and Chief Executive Officer (Principal Executive Officer)

Exhibit 99.2

EESA SECTION 111(B)(4) CERTIFICATION

I, Stephen R. Theroux, certify, based on my knowledge, that:

(i)
The compensation committee of New Hampshire Thrift Bancshares, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on the later of September 14, 2009, or ninety days after the closing date of the agreement between New Hampshire Thrift Bancshares, Inc. and Treasury and ending with the last day of New Hampshire Thrift Bancshares, Inc.’s fiscal year containing that date (the applicable period), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to New Hampshire Thrift Bancshares, Inc.;

(ii)
The compensation committee of New Hampshire Thrift Bancshares, Inc. has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of New Hampshire Thrift Bancshares, Inc., and during that same applicable period has identified any features of the employee compensation plans that pose risks to New Hampshire Thrift Bancshares, Inc. and has limited those features to ensure that New Hampshire Thrift Bancshares, Inc. is not unnecessarily exposed to risks;

(iii)
The compensation committee has reviewed, at least every six months during the applicable period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of New Hampshire Thrift Bancshares, Inc. to enhance the compensation of an employee, and has limited any such features;

(iv)	The compensation committee of New Hampshire Thrift Bancshares, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v)
The compensation committee of New Hampshire Thrift Bancshares, Inc. will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in

(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of New Hampshire Thrift Bancshares, Inc.;

(B)	Employee compensation plans that unnecessarily expose New Hampshire Thrift Bancshares, Inc. to risks; and

(C)	Employee compensation plans that could encourage the manipulation of reported earnings of New Hampshire Thrift Bancshares, Inc. to enhance the compensation of an employee;

(vi)
New Hampshire Thrift Bancshares, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii)
New Hampshire Thrift Bancshares, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(viii)
New Hampshire Thrift Bancshares, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(ix)
The board of directors of New Hampshire Thrift Bancshares, Inc. has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, by the later of September 14, 2009, or ninety days after the closing date of the agreement between the TARP recipient and Treasury; this policy has been provided to Treasury and its primary regulatory agency; New Hampshire Thrift Bancshares, Inc. and its employees have complied with this policy during the applicable period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility were properly approved;

(x)
New Hampshire Thrift Bancshares, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(xi)
New Hampshire Thrift Bancshares, Inc. will disclose the amount, nature, and justification for the offering during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii)
New Hampshire Thrift Bancshares, Inc. will disclose whether New Hampshire Thrift Bancshares, Inc., the board of directors of New Hampshire Thrift Bancshares, Inc., or the compensation committee of New Hampshire Thrift Bancshares, Inc. has engaged during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii)
New Hampshire Thrift Bancshares, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning on the later of the closing date of the agreement between the TARP recipient and Treasury or June 15, 2009 and ending with the last day of the TARP recipient’s fiscal year containing that date;

(xiv)
New Hampshire Thrift Bancshares, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between New Hampshire Thrift Bancshares, Inc. and Treasury, including any amendments;

(xv)
New Hampshire Thrift Bancshares, Inc. has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi)	I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

Date: May 25, 2010	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer (Principal Financial Officer)