Form 10-Q
period 2010-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-08-13
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2010

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant was submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 11, 2010, was 5,771,722.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$21,139,930	$20,338,652
Federal Home Loan Bank overnight deposits	4,600,000	17,700,000

Cash and cash equivalents	25,739,930	38,038,652
Securities available-for-sale	230,325,118	218,293,101
Federal Home Loan Bank stock	7,614,600	6,175,800
Loans held-for-sale	1,682,950	2,077,900
Loans receivable, net	649,783,266	620,332,606
Accrued interest receivable	3,304,363	2,972,403
Premises and equipment, net	16,851,257	17,034,220
Investments in real estate	3,458,666	3,505,828
Other real estate owned	260,309	100,000
Goodwill and other intangible assets	29,068,810	29,317,276
Investment in partially owned Charter Holding Corp., at equity	3,238,184	3,083,084
Bank owned life insurance	10,155,835	9,965,068
Other assets	11,723,159	11,705,249

Total assets	$993,206,447	$962,601,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$52,453,376	$48,430,291
Interest-bearing	676,755,945	685,998,477

Total deposits	729,209,321	734,428,768
Securities sold under agreements to repurchase	10,936,201	12,118,953
Federal Home Loan Bank advances	125,959,361	95,962,006
Other borrowed funds	2,000,000	2,077,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	12,010,724	9,617,707

Total liabilities	900,735,607	874,824,934

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding at June 30, 2010 and December 31, 2009; liquidation value $1,000 per share	100	100
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,232,051 shares issued and 5,771,772 shares outstanding at June 30, 2010 and December 31, 2009	62,321	62,321
Warrants	85,020	85,020
Paid-in capital	55,892,693	55,884,604
Retained earnings	43,536,018	41,570,797
Accumulated other comprehensive income (loss)	45,411	(2,675,866)
Treasury Stock, 460,279 shares as of June 30, 2010 and December 31, 2009, at cost	(7,150,723)	(7,150,723)

Total shareholders’ equity	92,470,840	87,776,253

Total liabilities and shareholders’ equity	$993,206,447	$962,601,187

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income
Interest and fees on loans	$8,085,205	$8,320,867	$16,177,289	$16,889,128
Interest on debt investments:
Taxable	1,870,794	1,428,220	3,795,937	2,745,728
Dividends	4,047	9,455	8,931	9,714
Other	21,297	7,491	26,305	13,591

Total interest and dividend income	9,981,343	9,766,033	20,008,462	19,658,161

Interest expense
Interest on deposits	1,610,487	2,330,208	3,320,227	4,772,991
Interest on advances and other borrowed money	769,775	868,359	1,509,328	1,742,061

Total interest expense	2,380,262	3,198,567	4,829,555	6,515,052

Net interest and dividend income	7,601,081	6,567,466	15,178,907	13,143,109

Provision for loan losses	531,000	630,000	1,545,000	2,395,000

Net interest and dividend income after provision for loan losses	7,070,081	5,937,466	13,633,907	10,748,109

Noninterest income
Customer service fees	1,329,375	1,394,059	2,624,670	2,611,556
Net gain on sales of loans	260,203	871,940	579,259	1,332,550
Gain on sales of securities and other real estate and property owned, net	222,083	270,923	477,786	1,130,416
Rental income	167,752	198,484	339,729	363,733
Income from equity interest in Charter Holding Corp.	69,420	(2,439)	124,572	30,769
Brokerage service income	4,942	2,674	5,554	8,096
Bank owned life insurance income	90,800	91,054	179,460	184,478

Total noninterest income	2,144,575	2,826,695	4,331,030	5,661,598

Noninterest expenses
Salaries and employee benefits	3,172,791	2,967,194	6,244,585	6,045,156
Occupancy expenses	938,048	944,321	1,943,235	2,021,147
Advertising and promotion	99,931	112,088	214,952	171,530
Depositors’ insurance	254,574	430,000	524,563	468,894
Outside services	264,924	190,712	498,852	429,879
Professional services	272,434	256,460	458,657	467,087
ATM processing fees	129,345	174,799	254,508	326,478
Supplies	98,887	99,420	192,316	202,870
Amortization of mortgage servicing rights and mortgage servicing income, net	(51,884)	120,548	(79,824)	139,704
Other expenses	1,219,077	1,036,804	2,248,525	1,721,774

Total noninterest expenses	6,398,127	6,299,994	12,500,369	11,994,519

Income before provision for income taxes	2,816,529	2,464,167	5,464,568	4,415,188

Provision for income taxes	814,056	781,908	1,740,597	1,400,776

Net income	$2,002,473	$1,682,259	$3,723,971	$3,014,412

Comprehensive income	$4,161,238	$730,345	$6,445,248	$2,973,419

Net income available to common shareholders	$1,994,551	$1,557,261	$3,588,716	$2,784,340

Earnings per common share, basic	$0.32	$0.27	$0.60	$0.48

Average Number of Shares, basic	5,771,772	5,750,794	5,771,772	5,749,291

Earnings per common share, assuming dilution	$0.32	$0.27	$0.60	$0.48

Average Number of Shares, assuming dilution	5,777,860	5,753,870	5,777,300	5,751,005

Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,723,971	$3,014,410
Depreciation and amortization	721,893	762,719
Amoritzation of fair value adjustments, net (loans, deposits and borrowings)	49,571	62,178
Amortization of securities, net	436,769	116,647
Net increase in mortgage servicing rights	(47,102)	(679,014)
Net decrease (increase) in loans held-for-sale	394,950	(2,009,806)
Increase in cash surrender value of life insurance	(190,767)	(198,102)
Amortization of intangible assets	248,466	279,994
Provision for loan losses	1,545,000	2,395,000
(Increase) decrease in accrued interest receivable and other assets	(518,488)	467,409
Net (gain) loss on sales of other real estate owned	(39,355)	25,667
Net gain on sales and calls of securities	(438,431)	(1,156,083)
Income from equity interest in Charter Holding Corp.	(124,572)	(30,769)
Change in deferred loan origination fees and cost, net	(51,459)	(289,266)
Increase in accrued expenses and other liabilities	578,403	951,214

Net cash provided by operating activities	6,288,849	3,712,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(449,803)	(299,249)
Proceeds from sales and calls of securities available-for-sale	67,565,412	117,967,512
Purchases of securities available-for-sale	(74,916,648)	(183,555,189)
Purchases of Federal Home Loan Bank stock	(1,438,800)	(996,900)
Loan originations and principal collections, net	(31,245,544)	3,328,014
Proceeds from sale of other real estate owned	139,355	237,333

Net cash used in investing activities	(40,346,028)	(63,318,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(5,219,448)	30,469,114
Net decrease in securities sold under agreements to repurchase	(1,182,752)	(3,343,510)
Net increase in advances from Federal Home Loan Bank and other borrowings	29,988,818	29,753,120
Proceeds from other borrowed funds	(77,500)	(80,000)
Proceeds from issuance of preferred stock	—	10,000,000
Dividends paid on preferred stock	(250,000)	(165,278)
Dividends paid on common stock	(1,500,661)	(1,494,421)
Proceeds from exercise of stock options	—	178,716

Net cash provided by financing activities	21,758,457	65,317,741

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,298,722)	5,711,460
CASH AND CASH EQUIVALENTS, beginning of period	38,038,652	22,561,691

CASH AND CASH EQUIVALENTS, end of period	$25,739,930	$28,273,151

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	June 30, 2010	June 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,357,641	$4,861,845
Interest on advances and other borrowed money	1,588,437	1,736,480

Total interest paid	$4,946,078	$6,598,325

Income taxes paid	$2,362,371	$2,218,016

Loans transferred to other real estate owned	$260,309	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note C - Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. When adopted, these standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules became effective on July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

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

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.

Note D - Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available-for-Sale. The fair value of the Company’s available-for-sale securities portfolio is estimated using Level 1 and Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. For Levels 1 and 2, the fair value measurements consider (i) quoted prices in active markets for identical assets and (ii) observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and a bond’s terms and conditions, among other factors, respectively.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value at June 30, 2010.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$230,325,118	$451,300	$229,873,818	$—

	$230,325,118	$451,300	$229,873,818	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$776,395	$—	$776,395	$—

	$776,395	$—	$776,395	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$3,022,842	$—	$3,022,842	$—

	$3,022,842	$—	$3,022,842	$—

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,739,930	$25,739,930	$38,038,652	$38,038,652
Securities available-for-sale	230,325,118	230,325,118	218,293,101	218,293,101
Federal Home Loan Bank stock	7,614,600	7,614,600	6,175,800	6,175,800
Loans held-for-sale	1,682,950	1,693,709	2,077,900	2,102,912
Loans, net	649,783,266	659,417,000	620,332,606	626,101,000
Other investments	2,000,000	2,000,000	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	538,078	620,000	546,828
Accrued interest receivable	3,304,363	3,304,363	2,972,403	2,972,403

Financial liabilities:
Deposits	729,209,321	731,638,000	734,428,768	737,282,000
FHLB advances	125,959,361	127,122,000	95,962,006	96,598,000
Other borrowings	2,000,000	2,000,000	2,077,500	2,077,500
Securities sold under agreements to repurchase	10,936,201	10,936,201	12,118,593	12,118,593
Subordinated debentures	20,620,000	17,895,438	20,620,000	18,186,529
Derivatives	776,395	776,395	552,899	552,899

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments (which are included in other assets) and derivatives (which are included in other liabilities.)

Note E - Stock-based Compensation

At June 30, 2010, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the six months ended June 30, 2010 or June 30, 2009.

Note F - Pension Benefits

The following summarizes the net periodic pension cost for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	83,148	79,987	166,296	159,974
Expected return on plan assets	(121,308)	(107,021)	(242,616)	(214,042)
Amortization of unrecognized net loss	44,408	51,385	88,816	102,770

Net periodic pension cost	$6,248	$24,351	$12,496	$48,702

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G - Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of June 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Bonds and notes -
Preferred stock with maturities	$—	$—	$4,736,000	$264,000	$4,736,000	$264,000
Mortgage-backed securities	—	—	20,338	36	20,338	36
Other bonds and debentures	—	—	190,861	39,139	190,861	39,139
Equity securities	—	—	381,150	50,771	381,150	50,771

Total temporarily impaired securities	$—	$—	$5,328,349	$353,946	$5,328,349	$353,946

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2010 consist of mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, a trust preferred security issued by a bank, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not, in the Company’s opinion, specific to the issuer of the security. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities for the foreseeable future, and therefore, no declines are deemed to be other than temporary.

Item 2	Management’s Discussion and Analysis

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in the Company’s investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among banks, financial holding companies and other financial service providers.

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of July 31, 2010, the Company had $2,320,124 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred stock and common stock and the interest on its subordinated debentures.

Overview

•	Total assets were $993,206,447 at June 30, 2010, an increase of $30,605,260 from December 31, 2009.

•	Net loans outstanding increased $29,450,660 to $649,783,266 at June 30, 2010, from December 31, 2009.

•	Total deposits were $729,209,321 at June 30, 2010, a decrease of $5,219,447 from December 31, 2009.

•	The Company earned $2,002,474, or $0.32 per diluted common share, for the quarter ended June 30, 2010, compared to $1,682,258, or $0.27 per diluted common share, for the same period in 2009.

•	For the six months ended June 30, 2010, the Bank originated $137,296,129 in loans, compared to $182,317,191 in originated loans for the six months ended June 30, 2009.

•	The Bank’s loan servicing portfolio totaled $356,250,927 at June 30, 2010, an increase from $333,893,613 at June 30, 2009.

•	The Bank’s interest rate margin increased to 3.52% at June 30, 2010 from 3.39% at June 30, 2009, as the Bank was able to reprice its liabilities at lower rates faster than repricing its assets.

•	On July 8, 2010, the Company announced a quarterly shareholder dividend of $0.13 per share payable on July 30, 2010.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is an estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio, trends in portfolio credit quality, including delinquency and charge-off rates, and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed under the heading “Allowance for Loan and Lease Losses” starting on page 14 of this report.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of June 30, 2010, there were no valuation allowances set aside against any deferred tax assets.

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

Capital Securities II accrue and pay distributions quarterly based on the stated liquidation amount of $10 per capital security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments upon liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of August 13, 2010, has not elected to redeem any of the Debentures II.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, on or after March 30, 2009 at the liquidation amount plus any accrued but unpaid interest to the redemption date. The Company, as of August 13, 2010, has not elected to redeem any of the Debentures III.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

For the six months ended June 30, 2010, total assets increased $30,605,260, or 3.18%, from $962,601,187 at December 31, 2009 to $993,206,447 at June 30, 2010 due primarily to an increase in securities available-for-sale and an increase in net loans receivable.

Net loans increased $29,450,660, or 4.75%, from $620,332,606 at December 31, 2009 to $649,783,266, at June 30, 2010. The increase of loans held in portfolio was primarily due to increases in residential mortgages, commercial loans, commercial lines of credit and commercial real estate loans. For the six months ended June 30, 2010, the Bank originated $137.3 million in loans, compared to $182.3 million in loans for the six months ended June 30, 2009 due primarily to mortgage refinancing activity in 2009. The Bank’s loan servicing portfolio totaled $356,250,927 at June 30, 2010, an increase of $22,357,314 from $333,893,613 at June 30, 2009. The Bank expects to continue to sell fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2010, adjustable-rate mortgages comprised approximately 70.6% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Securities available-for-sale increased $12,032,017 to $230,325,118 at June 30, 2010, compared to $218,293,101 as of December 31, 2009. The Bank’s net unrealized gain (after tax) on its investment portfolio was $2,319,959 at June 30, 2010 compared to an unrealized loss (after tax) of $505,761 at December 31, 2009. The investments in the Bank’s securities portfolio that are temporarily impaired as of June 30, 2010 consist of debt securities issued by U.S. government corporations and agencies, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. Within the portfolio, the unrealized losses are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $260,309 as of June 30, 2010, compared to $100,000 as of December 31, 2009.

Goodwill and other intangible assets amounted to $29,068,810, or 2.93% of total assets, as of June 30, 2010, compared to $29,317,276, or 3.05% of total assets, as of December 31, 2009, due to normal amortization of core deposit intangible assets.

Deposits decreased $5,219,447 to $729,209,321 at June 30, 2010, from $734,428,768 at year-end December 31, 2009. Non-interest bearing deposit accounts increased $4,023,085, or 8.31% primarily within business checking accounts while interest-bearing deposit accounts decreased $9,242,532, or 1.35%, over the same period primarily due to the maturity of time deposits.

Securities sold under agreements to repurchase decreased $1,182,752, or 9.76%, to $10,936,201 at June 30, 2010 from $12,118,953 at December 31, 2009, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank maintained balances of $125,959,361 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of June 30, 2010, an increase of $29,997,355 from $95,962,006 at December 31, 2009.

Other borrowings decreased $77,500 to $2,000,000 at June 30, 2010, reflecting the payoff of one borrowing for $77,500 and the renewal of a $2,000,000 line of credit from PNC Bank to the Company.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment.

The Bank’s commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. The Bank also has loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Bank’s Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2010 was $10,046,853 compared to $9,494,007 at December 31, 2009. The increase comes from provisions of $1,500,000 made during the six months ended June 30, 2010, offset by charge-offs of $956,169 and recoveries of $9,015 during the same period. The overall increase is not specific to any individual credit. At $10.0 million, the allowance for loan losses represents 1.54% of total loans, up from 1.53% at December 31, 2009.

In addition to the allowance for loan losses is an allowance for losses from the fee for service overdraft program. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2010, the overdraft allowance was $29,477 compared to $24,625 at year-end 2009. Provisions for overdraft losses were $45,000 during the six month period ended June 30, 2010, compared to $30,000 for the same period during 2009. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to its policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more. At June 30, 2010, the allowance for overdraft losses represented 102.38% of that target level.

Loan charge-offs (excluding the overdraft program) were $956,169 during the six months ended June 30, 2010 compared to $800,415 for the same period in 2009 and $2,131,758 for the twelve month period ended December 31, 2009. Recoveries were $9,015 over the six months ended June 30, 2010 compared to $100,293 for the same period in 2009 and $211,906 for the twelve month period ended December 31, 2009. This resulted in net charge-offs of $947,154 for the six months ended June 30, 2010 compared to $700,123 for the same period in 2009 and $1,919,852 for the twelve month period ended December 31, 2009. One to four family residential mortgages and commercial real estate mortgages accounted for 74% and 14%, respectively, of the amount charged-off during the six months ended June 30, 2010.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $17,772,336 at June 30, 2010 compared to $11,876,373 at December 31, 2009. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those companies are experiencing. In addition, the Bank had $260,309 of OREO at June 30, 2010 representing two properties acquired during the quarter ended June 30, 2010, compared to $100,000 at December 31, 2009. During the six months ended June 30, 2010, the Bank sold the single property which was classified as OREO at December 31, 2009. Losses are incurred in the liquidation process and the Bank’s loss experience suggests it is prudent for the Bank to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits; the Bank anticipates more charge-offs as loan issues are resolved.

Loans over 90 days past due were $2,050,300 at June 30, 2010 compared to $2,151,527 at December 31, 2009 and $4,145,945 at June 30, 2009. Loans 30 to 89 days past due were $7,429,066 at June 30, 2010 compared to $9,883,831 at December 31, 2009 and $6,069,855 at June 30, 2009. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and real estate market conditions all contributed to the decision to increase the amount of the allowance. As previously noted, the Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended June 30, 2010, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

The following is a summary of activity in the allowance for loan losses account (excluding the overdraft program) for the periods indicated:

	For the six months ended June 30,
	2010	2009
Balance, beginning of period	$9,494,007	$5,567,859
Charged-off loans	(956,169)	(800,415)
Recoveries	9,015	100,293
Provision charged to income	1,500,000	2,365,000

Balance, end of period	$10,046,853	$7,232,737

	For the year ended December 31,
	2009	2008	2007	2006	2005
Balance, beginning of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450
Charged-off loans	(2,131,758)	(545,404)	(128,566)	(75,196)	(36,766)
Recoveries	211,906	42,635	34,847	5,979	7,819
Balance from acquisitions	—	—	1,303,361	—	—
Provision charged to income	5,846,000	910,000	—	29,700	—

Balance, end of period	$9,494,007	$5,567,859	$5,160,628	$3,950,986	$3,990,503

The following is a summary of activity in the allowance for overdraft losses:

	Six Months Ended June 30,		Twelve Months Ended December 31, 2009
	2010	2009
Beginning balance	$24,625	$26,453	$26,453

Overdraft charge-offs	(131,307)	(152,642)	(313,736)
Overdraft recoveries	91,159	118,002	205,908

Net Overdraft Losses	(40,148)	(34,640)	(107,828)
Provision for overdraft loans	45,000	30,000	106,000

Ending Balance	$29,477	$21,813	$24,625

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of total assets (dollars in thousands):

	June 30, 2010		December 31, 2009
90 day delinquent loans (1)	$2,194	0.22%	$2,152	0.22%
Non-accrual impaired loans	3,023	0.30%	437	0.04%
Trouble debt restructured	3,494	0.36%	3,470	0.36%
Other real estate owned	260	0.02%	100	0.01%

Total non-performing loans	$8,971	0.90%	$6,159	0.63%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2010		December 31, 2009
Real estate loans-
Conventional	$6,706	73%	$6,990	75%
Construction	632	3%	227	2%
Collateral and consumer	76	13%	100	13%
Commercial and municipal	1,604	10%	2,012	10%
Impaired Loans	1,029	1%	165	—%

Total valuation allowance	$10,047	100%	$9,494	100%

Total valuation allowance as percentage of total loans	1.54%		1.51%

The Bank believes the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, the Bank recognizes that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment and result in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Comparison of the Operating Results for the Six Months

and the Three Months Ended June 30, 2010 and June 30, 2010

Consolidated net income for the six months ended June 30, 2010 was $3,723,971, or $0.60 per common share (assuming dilution), compared to $3,014,412, or $0.48 per common share (assuming dilution), for the first six months of 2009, an increase of 23.54%. For the quarter ended June 30, 2010, net income totaled $2,002,473, or $0.32 per common share (assuming dilution) compared to $1,682,259, or $0.27 per common share (assuming dilution), for the same period in 2009, an increase of 19.03%. The Company’s return on average assets and average equity for the six months ended June 30, 2010 were 0.76% and 8.38%, respectively, compared to 0.68% and 7.18%, respectively, for the same period in 2009. The Company’s return on average assets and average equity for the three months ended June 30, 2010 were 0.83% and 9.04%, respectively, compared to 0.76% and 6.38%, respectively, for the same period in 2009.

Net interest and dividend income increased $2,035,798 for the six months ended June 30, 2010, from $13,143,109 for the six months ended June 30, 2009, to $15,178,907. Net interest and dividend income increased $1,033,615 for the three months ended June 30, 2010 from $6,567,466 for the three months ended June 30, 2009 to $7,601,081. Improving net interest income margins were primarily responsible for the increases.

Interest and fees on loans decreased $711,839, or 4.21%, for the six month period ended June 30, 2010 to $16,177,289, compared to $16,889,128 at June 30, 2009, due primarily to loan repricing. Interest on investments increased $1,062,140, or 38.36%, for the six month period ended June 30, 2010, due primarily to the interest generated from additional investment securities. For the three months ended June 30, 2010, interest and fees on loans decreased $235,662, or 2.83%, to $8,085,205 from $8,320,867 for the three months ended June 30, 2009. Interest on investments increased $450,972, or 31.21%, for the three month period ended June 30, 2010.

For the six months ended June 30, 2010, total interest expense decreased $1,685,497, or 25.87%, to $4,829,555 from $6,515,052 for the same period in 2009. For the six months ended June 30, 2010, interest on deposits decreased $1,452,764, or 30.44%, due primarily to the decreases in short-term interest rates. Interest on advances and other borrowed money decreased $232,733, or 13.36%, to $1,509,328 for the six months ended June 30, 2010, from $1,742,061 for the six months ended June 30, 2009, as the Bank’s advances from the FHLBB re-priced at lower weighted average interest rates, decreasing the Bank’s cost of funds on these borrowings. For the three months ended June 30, 2010, total interest expense decreased $818,305, or 25.58%, to $2,380,262 from $3,198,567 for the same period in 2009. For the three months ended June 30, 2010, interest on deposits decreased $719,721, or 30.89%. Interest on advances and other borrowed money decreased $98,584, or 11.35%, to $769,775 for the three months ended June 30, 2010, from $868,359 for the three months ended June 30, 2009.

The allowance for loan losses was $10,046,853 on June 30, 2010 compared to $7,232,737 on June 30, 2009. The allowance for loan losses represented 1.54% and 1.15% of total loans at June 30, 2010 and June 30, 2009, respectively. The provision for loan losses was $1,500,000 during the first six months of 2010 compared to $2,395,000 over the same period in 2009. In addition to the provisions for loan loss, the Bank made provisions for overdraft losses in the first six months of 2010 and 2009. Those provisions were $45,000 and $30,000, respectively. The effects of national economic issues continue to be felt in the Bank’s local communities, and the national recession influenced the Bank’s decision to increase its allowance for loan losses. Total non-performing assets at carrying value, including troubled debt restructured, decreased $189,200 from $9,161,034 at June 30, 2009 to $8,971,834 at June 30, 2010. The decrease in non-performing assets results from a decrease of $543,809 in non-accruing impaired loans, an increase of $2,146,485 in restructured loans, a decrease of $1,951,685 in loans over 90 days past due and an increase of $159,809 in OREO. Net loan losses over the six month period ended June 30, 2010 were $947,154 compared to net losses of $700,123 during the same period in 2009. Changes in economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $1,500,000 to the allowance for loan and lease losses during the first six months of 2010. That compares with provisions of $2,365,000 over the same period in 2009.

For the six months ended June 30, 2010, total noninterest income decreased $1,330,568, or 23.50%, to $4,331,030 from $5,661,598 for same period in 2009, as discussed below.

For the six month period ended June 30, 2010:

•

Customer service fees increased $13,114, or 0.50%, to $2,624,670 from $2,611,556 for the six months ended June 30, 2010. This increase includes an increase of $75,719 in ATM-related income due primarily to increased transaction volume for the six months ended June 30, 2010 compared the same period in 2010.

•

Net gain on sale of loans decreased $753,291, or 56.53%, compared to the same period in 2010, represented by a decrease of $49,992,517 in loans sold into the secondary market, from $81,087,415 for the six months ended June 30, 2010 to $31,094,898 for the six months ended June 30, 2010, primarily as a result of a higher refinancing activity during 2009.

•

Gain on sales of securities and other real estate and property owned, net decreased $652,630 from $1,130,416 for the six months ended June 30, 2010, to $477,786 for the six months ended June 30, 2010. This reflects the recognition of gains on the sales of approximately $47.5 million of securities sold during the six months ended June 30, 2010, compared to $73.4 million of securities sold during the same period in 2009.

•

Income from equity interest in Charter Holding Corp. increased $93,803 to $124,572 from $30,769 at June 30, 2009 for the six months ended June 30, 2010. This change includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

•

Brokerage service income decreased $2,542 to $5,554 for the quarter ended June 30, 2010 compared to the same period in 2009, as a result of a decline in brokerage activity during the six months ended June 30, 2010.

•	Bank owned life insurance income decreased $5,018 to $179,460 from $184,478 for the six months ended June 30, 2009, due to changes in the interest rates earned on the underlying insurance policies.

For the six months ended June 30, 2010, total noninterest expense increased $505,849, or 4.22%, to $12,500,369, from $11,994,520 for the same period in 2009, as discussed below.

For the six month period ended June 30, 2010:

•

Salaries and employee benefits increased $199,429, or 3.30%, compared to the six months ended June 30, 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, decreased $34,730, or 0.51%, from $6,827,269 for the six months ended June 30, 2009, to $6,792,539 for the six months ended at June 30, 2010. The deferral of expenses in conjunction with the origination of loans decreased $234,159, or 29.94%, to $547,954 from $782,113 for the same period in 2009. This decrease was due to reduced loan volumes originated during the first six months of 2010 compared to the same period in 2009, which resulted in a reduced amount of deferred expenses associated with origination costs.

•

Occupancy expense decreased $77,912, or 3.85%, to $1,943,235 from $2,021,147 for the same period in 2009. This includes decreases in seasonal expenses as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion increased $43,422, or 25.31%, to $214,952 from $171,530 for the same period in 2009. This includes a net increase in media and production expenses of $45,593 for the six months ended June 30, 2010 compared to the same period in 2009.

•

Depositors’ insurance increased $55,669, or 11.87%, to $524,563 from $468,894 for the same period in 2009 due primarily to the depletion of deposit insurance premium credits available and applied during the six months ended June 30, 2009. The depletion was partially offset by an FDIC Special Assessment of $400,000 recorded during the second quarter of 2009.

•

Outside services increased $68,973, or 16.04%, to $498,852 compared to $429,879 for the same period in 2009. This reflects increases in expenses associated with internet banking, overdraft protection programs and statement rendering.

•	Professional services decreased $8,430, or 1.80%, to $458,657 compared to $467,087 for the same period in 2009, reflecting among other things lower legal and consulting fees.

•	ATM processing fees declined $71,970, or 22.04%, to $254,508 compared to $326,478 for the same period in 2009. This reflects a negotiated decrease in monthly fees assessed.

•	Supplies decreased $10,554, or 5.20%, to $192,316 compared to $202,870 for the same period in 2009, due to directed efforts to reduce supply-related expenditures.

•

Amortization of mortgage servicing rights net of mortgage servicing income declined $219,528 from an expense of $139,704 for the six months ended June 30, 2009 to a benefit of $79,824 in 2010. This reflects higher recorded servicing income offset by lower amortization expense for the six months ended June 30, 2010 compared to the same period in 2009.

•

Other expenses increased $526,761, or 30.59%, to $2,248,525 for the six months ended June 30, 2010 compared to $1,721,774 for the same period in 2009. Specifically, periodic impairment associated with mortgage servicing rights decreased $553,252 to a benefit of $31,238 compared to a benefit of $584,490 for the same period in 2009.

For the three months ended June 30, 2010, total noninterest income decreased $682,120, or 24.13%, to $2,144,575 from $2,826,695 for the three months ended June 30, 2009, as discussed below.

For the three month period ended June 30, 2010:

•	Customer service fees decreased $64,684 to $1,329,375 from $1,394,059 for the same period in 2009 primarily due to a reduction in fees collected from the fee-for-service overdraft privilege program.

•

Net gain on sales of loans declined $611,737, or 70.16%, for the quarter ended June 30, 2010 compared to the same period in 2009, due primarily to a decrease of $27,770,330 in loans sold into the secondary market, from $44,251,694 for the three months ended June 30, 2009 to $16,481,364 for the three months ended June 30, 2010 due primarily to mortgage refinancing activity in 2009.

•

Gain on sales of securities and other real estate and property owned, net decreased $48,840 from $270,923 for the three months ended June 30, 2009 to $222,083 for the three months ended June 30, 2010. This reflects the recognition of gains on the sales of approximately $37.7 million of mortgage-backed securities during the second quarter of 2010.

•

Income from equity interest in Charter Holding Corp. increased $71,859 to a benefit of $69,420 for the quarter ended June 30, 2010 from a loss of $2,439 for the quarter ended June 30, 2009. The three months ended June 30, 2009 included a non-recurring expense of $54,983 recorded during that quarter.

•	Brokerage service income increased $2,268 to $4,942 for the quarter ended June 30, 2010 compared to the same period in 2009.

•	Bank owned life insurance income decreased $255, or 0.28%, to $90,800 for the three months ended June 30, 2010, from $91,054 for the three months ended June 30, 2009.

For the three months ended June 30, 2010, total noninterest expense increased $98,133, or 1.56%, to $6,398,127 from $6,299,994 for the three months ended June 30, 2009, as discussed below.

For the three month period ended June 30, 2010:

•

Salaries and employee benefits increased $205,597, or 6.93%, compared to the three months ended June 30, 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $29,935, or 0.87%, from $3,426,418 for the three months ended June 30, 2009 to $3,456,353 for the three months ended June 30, 2010. The deferral of expenses in conjunction with the origination of loans decreased $220,662, or 48.05%, to $238,562 for the three months ended June 30, 2010 from $459,224 for the same period in 2009. This decrease was due to lower loan volumes originated during the three months ended of June 30, 2010, compared to the same period in 2009, which resulted in a lower amount of deferred expenses associated with origination costs.

•

Occupancy expense decreased $6,273, or 0.66%, to $938,048 from $944,321 for the three months ended June 30, 2009. This includes decreases in maintenance and repair as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•	Advertising and promotion decreased $12,157, or 10.85%, to $99,931 compared to $112,088 for the same period in 2009.

•

Depositors’ insurance decreased $175,426 to $254,574 compared to $430,000 for the three months ended June 30, 2009, due primarily to an FDIC Special Assessment of $400,000 recorded during the second quarter of 2009, partially offset by a depletion of premium credits during the same period.

•

Outside services increased $74,212, or 38.91%, to $264,924 compared to $190,712 for the three months ended June 30, 2009. This includes increases in expenses related to the core data processing system, statement rendering, and other outside fees including a non-recurring employee placement fee paid during the three months ended June 30, 2010.

•	Professional services increased by $15,974, or 6.23%, to $272,434 compared to $256,460 for the same period in 2009. Included in this amount are expenses associated with increased audit fees.

•	ATM processing fees decreased by $45,454, or 26.00%, to $129,345 compared to $174,799 for the same period in 2009. This reflects a negotiated decrease in monthly fees assessed.

•	Supplies decreased by $533, or 0.54%, to $98,887 compared to $99,420 for the same period in 2009.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income declined $172,432, or 143.04%. This reflects higher recorded servicing income offset by lower amortization expense for the three months ended June 30, 2010 compared to the same period in 2009.

•

Other expenses increased by $214,625, or 21.37%, to $1,219,077 compared to $1,004,452 for the same period in 2009. Specifically, periodic impairment associated with mortgage servicing rights decreased $251,746 to a benefit of $13,513 compared to a benefit of $265,259 for the same period in 2009.

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

The Bank’s one-year gap at June 30, 2010 was positive 3.03%, compared to the December 31, 2009 gap of negative 7.06% and one-year gap at June 30, 2009 of positive 2.52%. The Bank continues to hold in portfolio adjustable-rate mortgages, which primarily reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. In management’s opinion maintaining the gap within twenty basis points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within twenty basis points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of March 31, 2010 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change	Net Portfolio Value			NPV as % of PV Assets
In Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	67,772	-44,545	-40%	7.56%	-429 bp
+200 bp	86,105	-26,213	-23%	9.39%	-246 bp
+100 bp	101,941	-10,376	-9%	10.90%	-95 bp
+50 bp	107,882	-4,436	-4%	11.45%	-40 bp
0 bp	112,317	—	—	11.85%	—
-50 bp	116,097	3,780	+3%	12.18%	+33 bp
-100 bp	118,323	6,006	+5%	12.37%	+52 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds is primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds and advances from the FHLBB. At June 30, 2010, the Bank had approximately $106,000,000 in additional borrowing capacity from the FHLBB.

At June 30, 2010, the Company’s shareholders’ equity totaled $92,470,840, or 9.31% of total assets, compared to $87,776,253, or 9.12% of total assets at December 31, 2009. The Company’s Tier I core capital was 8.46% at June 30, 2010, compared to 8.45% at December 31, 2009. The increase in shareholders’ equity of $4,694,587 reflects net income of $3,723,971, the payment of $250,000 in preferred stock dividends, the payment of $1,500,661 in common stock dividends and other comprehensive income of $2,721,277.

As of July 31, 2010, the Company had $2,320,124 in cash available, which it plans to use to, among other things, continue its annual dividend payout of $0.52 per share, pay the dividend on its preferred stock and pay the interest on its capital securities. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized as of June 30, 2010 and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend, interest, and stock re-purchase needs.

For the six months ended June 30, 2010, net cash provided by operating activities increased $2,576,651 to $6,288,849, from $3,712,198 for the same period in 2009. The change in loans held for sale decreased $2,404,756 for the six months ended June 30, 2010, compared to the same period in 2009. Net gain on sales and calls of securities decreased $717,652 for the six months ended June 30, 2010 compared to the same period in 2009 as a result of the sale of approximately of $43.5 million of securities during the six months ended June 30, 2010 compared to sales of approximately $73.4 million of securities during the same period in 2009. The provision for loan losses decreased $850,000 for the six months ended June 30, 2010, compared to the same period in 2009. The change in accrued interest receivable and other assets decreased $985,897.

Net cash used in investing activities amounted to $40,346,028 for the six months ended June 30, 2010, compared to net cash used of $63,318,479 for the same period in 2009, a decrease of $22,972,451. The increase in cash provided by net securities activities of $58,236,441 was offset by net change in proceeds from loan originations and principal collections of $34,573,558, where the sales of fixed-rate loans into the secondary market accounted for the change.

For the six months ended June 30, 2010, net cash flows provided by financing activities decreased $43,559,284 to $21,758,457 compared to net cash provided by financing activities of $65,317,741 for the same period in 2009. The Bank experienced a net decrease of $33,527,804 in cash used by deposits and repurchase agreements and an increase in cash provided by Federal Home Loan Bank advances of $235,698. The issuance of $10,000,000 of preferred stock to the United States Treasury in the first quarter of 2009 also contributed to the change in cash provided by financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2010 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At June 30, 2010, the Bank had approximately $43.0 million in loan commitments. Of these commitments, approximately $11.4 million were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2010, the Bank’s ratios were 8.25%, 8.25%, and 12.81%, respectively, well in excess of the regulatory requirements.

Book value per common share was $14.27 at June 30, 2010 versus $13.20 per common share at June 30, 2009. Tangible book value per common share was $9.25 at June 30, 2010 versus $8.09 per common share at June 30, 2009. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity, a non-GAAP financial measure, by the number of shares of common stock outstanding. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of shareholders’ equity. The Company believes that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands).

	June 30, 2010	June 30, 2009
Shareholders’ equity	$92,470,840	$86,251,510
Less goodwill	27,293,470	27,293,470
Less other intangible assets	1,775,340	2,280,533
Less preferred stock	10,000,000	10,000,000

Tangible common equity	$53,402,030	$46,677,507

Ending common shares outstanding	5,771,772	5,771,772
Tangible book value per common share	$$9.25	$8.09

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2010 through June 30, 2010 (1)	—	—	—	148,088
Total	—	—	—	148,088

(1)

The Company announced a stock repurchase program on June 20, 2007. The program provides that 253,776 shares are to be repurchased. The program will remain in effect until fully utilized or until modified, superceded or terminated.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

Exhibit No.	Description

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date: August 13, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer

Date: August 13, 2010	/s/ Stephen R. Theroux
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