Form 10-K/A
period 2009-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-10-15
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

New Hampshire Thrift Bancshares, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 29, 2010 (the “Original Filing”) and as subsequently amended by Amendment No. 1, in response to comments received from the Staff of the Securities and Exchange Commission. The purpose of this Amendment No. 2 is to reformat the Original Filing such that the cover page will be the first page of the document and all disclosure will be contained within the document and to amend and restate the Original Filing to include the amendments made to the text of Item 15, as provided in Amendment No. 1. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the reformatted and amended and restated Original Filing in its entirety. Other than as described in the foregoing, no revisions or other amendments have been made to the Original Filing. This Amendment No. 2 speaks as of the date of the Original Filing and does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2.

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

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 29-33 of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

During 2009, the Bank employed a leverage strategy to utilize the $10 million of capital received through participation in the CPP. This leverage included the purchase of additional investments, primarily in Fannie Mae and Freddie Mac mortgage-back securities, funded through the influx of deposits as well as additional FHLB advances.

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

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2009:

	0-3	3-6	6 Months-	1-3	Beyond
	Months	Months	1 Year	Years	3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$159,643	$57,933	$89,639	$176,013	$137,105	$620,333
Investments and overnight deposit	23,809	7,619	18,564	68,357	122,144	240,493

Total	183,452	65,552	108,203	244,370	259,249	860,826

Interest-bearing liabilities:
Deposits	180,860	90,273	69,767	68,686	324,843	734,429
Repurchase agreements	12,119	—	—	—	—	12,119
Borrowings	60,000	5,000	—	10,000	20,962	95,962

Total	252,979	95,273	69,767	78,686	345,805	842,510

Period sensitivity gap	(69,527)	(29,721)	38,436	165,684	(86,556)	$18,316
Cumulative sensitivity gap	$(69,527)	$(99,248)	$(60,812)	$104,872	$18,316	—
Cumulative sensitivity gap as a percentage of interest-earning assets	-8.08%	-11.53%	-7.06%	12.18%	2.13%	2.13%

The following table sets forth the Bank’s NPV at December 31, 2009, as calculated by the OTS:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	$73,256	-41,451	-36%	7.90%	-389bp
+200 bp	90,110	-24,597	-21%	9.53%	-226bp
+100 bp	105,505	-9,202	-8%	10.96%	-82bp
+50 bp	110,919	-3,788	-3%	11.45%	-34bp
0 bp	114,707	—	—	11.79%	—
-50 bp	118,864	4,158	+4%	12.15%	+36bp
-100 bp	121,611	6,904	+6%	12.39%	+60bp

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

Total interest expense decreased $4,637,866, or 27.75%, to $12,076,182 for the year ended December 31, 2009. For the year ended December 31, 2009, interest on deposits decreased $4,175,506, or 32.27%, to $8,762,151, despite an increase in average deposits as the cost of deposits decreased to 1.36% from 2.08%, compared to the same period in 2008. The increase on average deposits resulted primarily from customers seeking the safety of insured deposits. Interest on FHLB advances and other borrowed money decreased $128,507, or 5.77%, for the twelve months ended December 31, 2009, to $2,098,049 for the same period in 2008, as FHLB advances outstanding increased to $95,962,006 at December 31, 2009, from $66,317,485 at December 31, 2008. The Bank was able to replace maturing advances at substantially lower rates during 2009 resulting in overall lower costs due to the falling interest rate environment.

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

the twelve months ended December 31, 2009, from $253,114 for the same period in 2008, as a direct reflection of earnings reported by Charter Holding Corp. This includes a non-recurring expense of $54,983 recorded during the second quarter of 2009.

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

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 49 of this report.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements

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

Stock based compensation - At December 31, 2009, the Company has two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation - Stock Compensation – Overall.”

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

NOTE 9. Other borrowed funds:

Other borrowed funds consist of a promissory note payable to a third party in the amount of $77,500. The note is payable in three installments on June 1, 2008, 2009 and 2010, and bears a variable interest rate equal to the prime rate as disclosed in the Wall Street Journal. Other borrowed funds also consists of a line of credit from PNC Bank with an outstanding balance of $2,000,000 at December 31, 2009. Principal is due in full on the expiration date.The terms of the line of credit are as follows:

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

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2009, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Asset Category	December 31, 2009	Identical Assets Level 1	Inputs Level 2	Inputs Level 3

U.S. equity securities	$1,028,967	$1,028,967	$—	$—
Registered investment companies (a)	2,436,494	—	2,436,494	—
Corporate debt securities	955,144	—	955,144	—
U.S. Government and agency securities	1,508,118	—	1,508,118	—
Money market	212,338	212,338	—	—

Totals	$6,141,061	$1,241,305	$4,899,756	$—

(a)	Includes 6.5% invested in fixed income funds and 93.5% invested in equity and index funds.

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

Assets	Target Percentage of Plan

Years Ended December 31,
Asset Category	2010	2009	2008
Equity securities	40-65%	40-65%	40-65%
Corporate debt securities	10-35%	10-35%	10-35%
U.S. Government and agency securities	15-25%	15-25%	15-25%
Other	0-10%	0-10%	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2010	$152,000
2011	153,000
2012	231,000
2013	228,000
2014	241,000
Years 2015-2019	1,689,000

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

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2009 and 2008.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
December 31, 2009	Total	Identical Assets Level 1	Inputs Level 2	Inputs Level 3
Securities available-for-sale	$218,293,101	$461,830	$217,831,271	$—

Totals	$218,293,101	$461,830	$217,831,271	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$81,988,488	$367,670	$81,620,818	$—

Totals	$81,988,488	$367,670	$81,620,818	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
December 31, 2009	Total	Identical Assets Level 1	Inputs Level 2	Inputs Level 3
Derivative - interest rate swap	$552,899	$—	$552,899	$—

Totals	$552,899	$—	$552,899	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Derivative - interest rate swap	$796,061	$—	$796,061	$—

Totals	$796,061	$—	$796,061	$—

Assets measured at fair value on a nonrecurring basis

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2009 and 2008, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
December 31, 2009	Total	Identical Assets Level 1	Inputs Level 2	Inputs Level 3
Impaired loans	$437,118	$—	$437,118	$—

Totals	$437,118	$—	$437,118	$—

December 31, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$678,941	$—	$678,941	$—

Totals	$678,941	$—	$678,941	$—

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$82,891	13.27%	$49,964	≥8.0%	$62,457	≥10.0%
Core Capital (to Adjusted Tangible Assets)	78,571	8.45	37,201	≥4.0	46,498	≥5.0
Tangible Capital (to Tangible Assets)	78,571	8.45	13,949	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	78,571	12.58	N/A	N/A	37,474	≥6.0

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	67,118	11.36	47,266	≥8.0	59,083	≥10.0
Core Capital (to Adjusted Tangible Assets)	65,715	8.12	32,366	≥4.0	40,457	≥5.0
Tangible Capital (to Tangible Assets)	65,715	8.12	12,137	≥1.5	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,715	11.12	N/A	N/A	35,450	≥6.0

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a) Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(b) List of Exhibits. (Filed herewith unless otherwise noted.)

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between NHTB and First Brandon Financial Corporation dated as of December 14, 2006 (filed as Exhibit 2.5 to NHTB’s Current Report on Form 8-K filed with the Commission on December 15, 2006 and incorporated by reference herein).

2.2	Agreement and Plan of Merger by and between NHTB and First Community Bank dated as of April 16, 2007 (filed as Exhibit 2.6 to NHTB’s Current Report on Form 8-K filed with Commission on April 16, 2007 and incorporated by reference herein).

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as Exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Steven R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.6	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.7	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).

10.8	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).

10.9	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).

10.10	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.11	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.12	Forms of Executive Salary Continuation Agreement among NHTB, Lake Sunapee Bank, fsb and Stephen W. Ensign and Stephen R. Theroux (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).

10.13	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

14.1	Code of Ethics (filed as Exhibit 14.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference).

21.1*	Subsidiaries of NHTB.

23.1*	Consent of Shatswell, MacLeoad & Company, P.C.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.1.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.1.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

31.2.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

31.2.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.1*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.1.1*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.1.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.2*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.2.1*	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.2.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

99.1*	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.1.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2*	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2.1	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/S/ STEPHEN W. ENSIGN	Chairman of the Board	October 15, 2010
	(Stephen W. Ensign)	President and Chief Executive Officer
(Principal Executive Officer)