Form 10-Q
period 2010-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2010-11-15
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2010

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant was submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 11, 2010, was 5,773,722.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

PART I.

Item 1. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$18,805,282	$20,338,652
Overnight deposits	35,600,000	17,700,000

Cash and cash equivalents	54,405,282	38,038,652
Securities available-for-sale	214,578,630	218,293,101
Federal Home Loan Bank stock	7,614,600	6,175,800
Loans held-for-sale	6,273,800	2,077,900
Loans receivable, net	643,278,216	620,332,606
Accrued interest receivable	3,242,315	2,972,403
Premises and equipment, net	16,761,036	17,034,220
Investments in real estate	3,566,788	3,505,828
Other real estate owned	55,000	100,000
Goodwill and other intangible assets	28,953,955	29,317,276
Investment in partially owned Charter Holding Corp., at equity	5,047,585	3,083,084
Bank owned life insurance	10,263,299	9,965,068
Other assets	9,248,694	11,705,249

Total assets	$1,003,289,200	$962,601,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$53,475,472	$48,430,291
Interest-bearing	694,754,506	685,998,477

Total deposits	748,229,978	734,428,768
Securities sold under agreements to repurchase	11,465,969	12,118,953
Federal Home Loan Bank advances	115,959,361	95,962,006
Other borrowed funds	—	2,077,500
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	13,699,156	9,617,707

Total liabilities	909,974,464	874,824,934

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding at September 30, 2010 and December 31, 2009; liquidation value $1,000 per share	100	100
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,232,051 shares issued and 5,771,772 shares outstanding at September 30, 2010 and December 31, 2009	62,321	62,321
Warrants	85,020	85,020
Paid-in capital	55,896,738	55,884,604
Retained earnings	44,759,758	41,570,797
Accumulated other comprehensive loss	(338,478)	(2,675,866)
Treasury Stock, 460,279 shares as of September 30, 2010 and December 31, 2009, at cost	(7,150,723)	(7,150,723)

Total shareholders’ equity	93,314,736	87,776,253

Total liabilities and shareholders’ equity	$1,003,289,200	$962,601,187

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest and dividend income
Interest and fees on loans	$8,006,884	$8,226,173	$24,184,173	$25,115,300
Interest on debt investments:
Taxable	1,584,995	1,644,768	5,380,932	4,390,496
Dividends	4,034	240	12,964	9,954
Other	11,637	7,905	37,942	21,496

Total interest and dividend income	9,607,550	9,879,086	29,616,011	29,537,246

Interest expense
Interest on deposits	1,694,495	2,135,121	5,010,347	6,908,112
Interest on advances and other borrowed money	805,656	815,125	2,314,984	2,557,186

Total interest expense	2,500,151	2,950,246	7,325,331	9,465,298

Net interest and dividend income	7,107,400	6,928,840	22,290,680	20,071,948
Provision for loan losses	475,000	931,000	2,020,000	3,326,000

Net interest and dividend income after provision for loan losses	6,632,400	5,997,840	20,270,680	16,745,948

Noninterest income
Customer service fees	1,313,957	1,435,986	3,938,627	4,047,542
Net gain on sales of loans	362,939	750,302	942,198	2,082,852
Gain on sales of securities and other real estate and property owned, net	1,222,014	425,387	1,699,800	1,555,803
Rental income	178,718	177,341	518,447	541,075
Income from equity interest in Charter Holding Corp.	41,124	32,363	165,696	63,131
Brokerage service income	649	904	1,828	9,000
Bank owned life insurance income	89,791	94,474	269,251	278,952

Total noninterest income	3,209,192	2,916,757	7,535,847	8,578,355

Noninterest expenses
Salaries and employee benefits	3,434,991	3,037,728	9,679,576	9,082,884
Occupancy expenses	885,876	901,860	2,829,112	2,923,007
Advertising and promotion	91,418	95,703	306,370	267,233
Depositors’ insurance	257,423	332,709	781,985	801,602
Outside services	220,439	211,904	719,291	674,137
Professional services	276,961	240,688	735,618	707,775
ATM processing fees	141,233	156,964	395,741	483,442
Supplies	100,031	96,552	292,347	299,422
Amortization of mortgage servicing rights and mortgage servicing income, net	(21,880)	20,826	(101,705)	160,530
Other expenses	1,275,774	1,069,129	3,524,299	2,758,550

Total noninterest expenses	6,662,266	6,164,063	19,162,634	18,158,582

Income before provision for income taxes	3,179,325	2,750,534	8,643,893	7,165,720
Provision for income taxes	1,076,210	941,411	2,816,807	2,342,187

Net income	$2,103,116	$1,809,123	$5,827,086	$4,823,533

Comprehensive income	$1,719,227	$1,679,051	$8,164,475	$6,206,510

Net income available to common shareholders	$1,978,115	$1,684,123	$5,452,086	$4,459,344

Earnings per common share, basic	$0.34	$0.29	$0.94	$0.77

Average Number of Shares, basic	5,771,772	5,770,250	5,771,772	5,756,354
Earnings per common share, assuming dilution	$0.34	$0.29	$0.94	$0.77

Average Number of Shares, assuming dilution	5,776,529	5,773,761	5,777,045	5,758,288
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,827,086	$4,823,534
Depreciation and amortization	1,066,163	1,131,944
Amortzation of fair value adjustments, net (loans, deposits and borrowings)	60,782	83,739
Amortization of securities, net	738,966	215,249
Net decrease (increase) in mortgage servicing rights	204,772	(897,677)
Net increase in loans held-for-sale	(4,195,900)	(1,866,318)
Increase in cash surrender value of life insurance	(298,231)	(309,798)
Amortization of intangible assets	363,321	410,612
Provision for loan losses	2,020,000	3,326,000
Decrease in accrued interest receivable and other assets	1,756,279	708,141
Net (gain) loss on sales of other real estate owned	(45,362)	12,814
Net gain on sales and calls of securities	(1,654,438)	(1,568,616)
Income from equity interest in Charter Holding Corp.	(165,696)	(63,131)
Change in deferred loan origination fees and cost, net	(61,091)	(362,467)
Increase in accrued expenses and other liabilities	2,453,533	2,317,535

Net cash provided by operating activities	8,070,184	7,961,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(857,739)	(582,163)
Proceeds from sales and calls of securities available-for-sale	120,633,773	161,196,736
Purchases of securities available-for-sale	(111,898,573)	(229,232,052)
Purchases of Federal Home Loan Bank stock	(1,438,800)	(996,900)
Investment in Charter Holding Corp.	(1,765,000)	—
Loan originations and principal collections, net	(25,164,828)	10,949,799
Proceeds from sale of other real estate owned	350,671	350,186

Net cash used in investing activities	(20,140,496)	(58,314,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,801,209	36,675,791
Net decrease in securities sold under agreements to repurchase	(652,984)	(3,569,347)
Net increase in advances from Federal Home Loan Bank and other borrowings	19,992,208	9,672,304
Proceeds from other borrowed funds	(2,077,500)	(80,000)
Proceeds from issuance of preferred stock	—	10,000,000
Dividends paid on preferred stock	(375,000)	(290,278)
Dividends paid on common stock	(2,250,991)	(2,244,491)
Proceeds from exercise of stock options	—	197,663

Net cash provided by financing activities	28,436,942	50,361,642

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,366,630	8,809
CASH AND CASH EQUIVALENTS, beginning of period	38,038,652	22,561,691

CASH AND CASH EQUIVALENTS, end of period	$54,405,282	$22,570,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	September 30, 2010	September 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$4,792,622	$7,044,195
Interest on advances and other borrowed money	2,368,704	2,555,919

Total interest paid	$7,161,326	$9,600,114

Income taxes paid	$2,853,156	$2,197,388

Loans transferred to other real estate owned	$260,309	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note A – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note B – Accounting Policies

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

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with Accounting Standards of Codification (“ASC”) 810-10, “Consolidation-Overall”, these affiliates have not been included in the consolidated financial statements.

Note C – Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards were effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The adoption of these standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules became effective on July 1, 2010. This ASU did not have significant impact on the Company’s financial statements.

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

Note D – Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. Fair values are estimated using Level 3 inputs based on appraisals of similar properties obtained from a third party valuation service discounted by management based on historical losses for similar collateral.

Other Real Estate Owned. Other Real Estate Owned is reported at the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value at September 30, 2010.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$214,578,630	$514,620	$214,064,010	$—

	$214,578,630	$514,620	$214,064,010	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$843,640	$—	$843,640	$—

	$843,640	$—	$843,640	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,284,309	$—	$—	$1,284,309
Other real estate owned	50,000	—	50,000	—

	$1,334,309	$—	$50,000	$1,284,309

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2010.

The following table shows the changes in the fair values of impaired loans measured on a non-recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Beginning balance	$—
Loans transferred in	1,284,309

Ending balance	$1,284,309

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$54,405,282	$54,405,282	$38,038,652	$38,038,652
Securities available-for-sale	214,578,630	214,578,630	218,293,101	218,293,101
Federal Home Loan Bank stock	7,614,600	7,614,600	6,175,800	6,175,800
Loans held-for-sale	6,273,800	6,338,044	2,077,900	2,102,912
Loans, net	643,278,216	652,009,000	620,332,606	626,101,000
Other investments	—	—	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	546,849	620,000	546,828
Accrued interest receivable	3,242,315	3,242,315	2,972,403	2,972,403

Financial liabilities:
Deposits	748,229,978	751,336,000	734,428,768	737,282,000
FHLB advances	115,959,361	117,663,000	95,962,006	96,598,000
Other borrowings	—	—	2,077,500	2,077,500
Securities sold under agreements to repurchase	11,465,969	11,465,969	12,118,593	12,118,593
Subordinated debentures	20,620,000	18,187,142	20,620,000	18,186,529
Derivatives	843,640	843,640	552,899	552,899

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments (which are included in other assets) and derivatives (which are included in other liabilities.)

Note E – Stock-based Compensation

At September 30, 2010, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the nine months ended September 30, 2010 or September 30, 2009.

Note F – Pension Benefits

The following summarizes the net periodic pension cost for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	83,148	79,987	249,444	239,961
Expected return on plan assets	(121,308)	(107,021)	(363,924)	(321,063)
Amortization of unrecognized net loss	44,408	51,385	133,224	154,155

Net periodic pension cost	$6,248	$24,351	$18,744	$73,053

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of September 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Bonds and notes -
Municipal bonds	$11,491,109	$66,294	$—	$—	$11,491,109	$66,294
Mortgage-backed securities	39,346,514	267,409	—	—	39,346,514	267,409
Other bonds and debentures	—	—	194,159	30,841	194,159	30,841
Equity securities	—	—	145,200	3,025	145,200	3,025

Total temporarily impaired securities	$50,837,623	$333,703	$339,359	$33,866	$51,176,982	$367,569

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2010 consist of mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, municipal and other bonds, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not, in the Company’s opinion, specific to the issuer of the security. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities for the foreseeable future, and therefore, no declines are deemed to be other than temporary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the Securities and Exchange Commission (“the SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OTS regulations. As of October 31, 2010, the Company had $1,066,654 in cash available which it plans to use, along with its dividends from the Bank, to continue to pay quarterly dividends on preferred stock and common stock and the interest on its subordinated debentures.

Overview

•	Total assets were $1,003,289,200 at September 30, 2010, an increase of $40,688,013, or 4.23%, from December 31, 2009.

•	Net loans outstanding increased $22,945,610, or 3.70%, to $643,278,216 at September 30, 2010, from $620,332,606 at December 31, 2009.

•	Total deposits were $748,229,978 at September 30, 2010, an increase of $13,801,210, or 1.88%, from December 31, 2009.

•

The Company’s net income available to common stockholders was $1,978,115, or $0.34 per basic and diluted common share, for the quarter ended September 30, 2010, compared to $1,684,123, or $0.29 per basic diluted common share, for the same period in 2009.

•	For the quarter ended September 30, 2010, the Bank originated $56,560,464 in loans, compared to $54,580,752 in originated loans for the same period in 2009.

•	The Bank’s loan servicing portfolio totaled $359,765,833 at September 30, 2010, an increase from $340,612,786 at September 30, 2009.

•	The Bank’s interest rate margin at September 30, 2010 was 3.38% compared to 3.42% at September 30, 2009.

•	On October 14, 2010, the Company announced a quarterly shareholder dividend of $0.13 per share payable on October 29, 2010.

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

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of September 30, 2010, there were no valuation allowances set aside against any deferred tax assets.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

For the nine months ended September 30, 2010, total assets increased $40,688,013, or 4.23%, from $962,601,187 at December 31, 2009 to $1,003,289,200 at September 30, 2010 due primarily to increases in cash and net loans receivable resulting from increases in deposits and FHLB advances.

Net loans increased $22,945,610, or 3.70%, from $620,332,606 at December 31, 2009 to $643,278,216, at September 30, 2010. The increase of loans held in portfolio was primarily due to increases in residential mortgages, municipal loans, and commercial real estate loans. For the nine months ended September 30, 2010, the Bank originated $219.5 million in loans, compared to $249.0 million in loans for the nine months ended September 30, 2009 due primarily to higher mortgage refinancing activity in the first half of 2009. During the quarter ended September 30, 2010, the Bank originated $56.6 million in loans, compared to $54.6 million in originated loans for the same period in 2009 as lower rates during the third quarter of 2010 resulted in increased mortgage refinancing activity. The Bank’s loan servicing portfolio totaled $359,765,833 at September 30, 2010, an increase from $340,612,786 at September 30, 2009. The Bank expects to continue to sell fixed-rate loans into the secondary market in an effort to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2010, adjustable-rate mortgages comprised approximately 69.6% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Securities available-for-sale decreased $3,714,471 to $214,578,630 at September 30, 2010, compared to $218,293,101 as of December 31, 2009. The Bank’s net unrealized gain (after tax) on its investment portfolio was $1,973,404 at September 30, 2010 compared to an unrealized loss (after tax) of $505,761 at December 31, 2009. The investments in the Bank’s securities portfolio that are temporarily impaired as of September 30, 2010 consist of debt securities issued by U.S. government corporations and agencies, debt securities issued by municipalities, and government sponsored enterprises with strong credit ratings and stable credit outlooks. Within the portfolio, the unrealized losses are primarily attributable to changes in market interest rates and prolonged uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted to $55,000 as of September 30, 2010, compared to $100,000 as of December 31, 2009.

Goodwill and other intangible assets amounted to $28,953,955, or 2.89% of total assets, as of September 30, 2010, compared to $29,317,276, or 3.05% of total assets, as of December 31, 2009, due to normal amortization of core deposit intangible assets.

Deposits increased $13,801,210 to $748,229,978 at September 30, 2010, from $734,428,768 at year-end December 31, 2009. Non-interest bearing deposit accounts increased $5,045,181, or 10.42%, primarily within business checking accounts while interest-bearing deposit accounts increased $8,756,028, or 1.28%, over the same period primarily due to an increase in time deposits, including municipal time deposits, and savings accounts.

Securities sold under agreements to repurchase decreased $652,984, or 5.39%, to $11,465,969 at September 30, 2010 from $12,118,953 at December 31, 2009, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s government and agency investment securities.

The Bank maintained balances of $115,959,361 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) as of September 30, 2010, an increase of $19,997,355 from $95,962,006 at December 31, 2009.

Other borrowings decreased from $2,077,500 at December 31, 2009 to no other borrowings at September 30, 2010 reflecting the payoff of one borrowing for $77,500 and the pay-down of a $2,000,000 line of credit from PNC Bank to the Company.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2010 was $10,111,616 compared to $9,494,007 at December 31, 2009. At $10.1 million, the allowance for loan losses represents 1.55% of total loans, up from 1.51% at December 31, 2009. Changes in economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $1,950,000 to the allowance for loan and lease losses during the first nine months of 2010 compared to $3,246,000 for the same period in 2009. The provisions during the nine months ended September 30, 2010 have been offset by loan charge-offs of $1,364,484 and recoveries of $32,093 during the same period. The overall increase is not specific to any individual credit. The effects of national economic issues continue to be felt in the Bank’s local communities, and the national recession as well as portfolio performance and charge-offs influenced the Bank’s decision to continue to increase its allowance for loan losses during 2010.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2010, the overdraft allowance was $22,816 compared to $24,625 at year-end 2009. Provisions for overdraft losses were $70,000 during the nine month period ended September 30, 2010, compared to $80,000 for the same period during 2009. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to its policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1,364,484 during the nine months ended September 30, 2010 compared to $1,008,352 for the same period in 2009 and $2,131,758 for the twelve month period ended December 31, 2009. Recoveries were $32,093 during the nine months ended September 30, 2010 compared to $195,291 for the same period in 2009 and $211,906 for the twelve month period ended December 31, 2009. This activity resulted in net charge-offs of $1,332,391 for the nine months ended September 30, 2010 compared to $813,061 for the same period in 2009 and $1,919,852 for the twelve month period ended December 31, 2009. One-to-four family residential mortgages, commercial real estate mortgages and commercial loans accounted for 64%, 20%, and 8%, respectively, of the amounts charged-off during the nine months ended September 30, 2010.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $18,381,301 at September 30, 2010 compared to

$11,876,373 at December 31, 2009. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those borrowers are experiencing. In addition, the Bank had $55,000 of OREO at September 30, 2010 representing one property acquired during the nine months ended September 30, 2010, compared to $100,000 at December 31, 2009. During the nine months ended September 30, 2010, the Bank sold two properties, one of which was classified as OREO at December 31, 2009 and the other which was acquired during 2010. Losses are incurred in the liquidation process and the Bank’s loss experience suggests it is prudent for the Bank to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, the Bank anticipates more charge-offs as loan issues are resolved.

Loans over 90 days past due were $1,029,959 at September 30, 2010 compared to $2,151,527 at December 31, 2009 and $2,883,168 at September 30, 2009. Loans 30 to 89 days past due were $5,001,961 at September 30, 2010 compared to $9,883,831 at December 31, 2009 and $6,207,510 at September 30, 2009. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions all contributed to the decision to increase the amount of the allowance. As previously noted, the Bank anticipates more charge-offs as loan issues are resolved.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended September 30, 2010, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

The following is a summary of activity in the allowance for loan losses account (excluding the overdraft program) for the periods indicated:

	For the nine months ended September 30,
	2010	2009
Balance, beginning of period	$9,494,007	$5,567,859
Charged-off loans	(1,364,484)	(1,008,352)
Recoveries	32,093	195,291
Provision charged to income	1,950,000	3,246,000

Balance, end of period	$10,111,616	$8,000,798

	For the year ended December 31,
	2009	2008	2007	2006	2005
Balance, beginning of period	$5,567,859	$5,160,628	$3,950,986	$3,990,503	$4,019,450
Charged-off loans	(2,131,758)	(545,404)	(128,566)	(75,196)	(36,766)
Recoveries	211,906	42,635	34,847	5,979	7,819
Balance from acquisitions	—	—	1,303,361	—	—
Provision charged to income	5,846,000	910,000	—	29,700	—

Balance, end of period	$9,494,007	$5,567,859	$5,160,628	$3,950,986	$3,990,503

The following is a summary of activity in the allowance for overdraft losses for the periods indicated:

	Nine months Ended September 30,		Twelve Months Ended December 31,
	2010	2009	2009
Beginning balance	$24,625	$26,453	$26,453

Overdraft charge-offs	(207,657)	(253,829)	(313,736)
Overdraft recoveries	135,848	176,609	205,908

Net Overdraft Losses	(71,809)	(77,220)	(107,828)
Provision for overdraft loans	70,000	80,000	106,000

Ending Balance	$22,816	$29,233	$24,625

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	September 30, 2010			December 31, 2009
90 day delinquent loans (1)	$1,030	10.19%	0.10%	$2,152	22.67%	0.22%
Non-accrual impaired loans	1,353	13.38%	0.13%	437	4.60%	0.04%
Trouble debt restructured	5,517	54.56%	0.55%	3,470	36.55%	0.36%
Other real estate owned	55	0.54%	0.01%	100	1.05%	0.01%

Total non-performing assets	$7,955	78.67%	0.79%	$6,159	64.87%	0.63%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the allocation of the loan loss valuation allowance (dollars in thousands) as a percentage of the total allowance and the percentage of loans in each category to total loans for the periods indicated:

	September 30, 2010			December 31, 2009
Real estate loans-
Residential, 1-4 family, and Home Equity loans	$4,060	40%	65%	$3,984	42%	66%
Residential, 5 or more units	154	2%	2%	151	2%	1%
Commercial	2,927	29%	20%	2,855	30%	20%
Land and Construction	546	5%	3%	227	2%	3%
Collateral and consumer	88	1%	1%	100	1%	1%
Commercial and municipal	1,387	14%	9%	2,012	21%	9%
Impaired Loans	950	9%	—%	165	2%	—%

Total valuation allowance	$10,112	100%	100%	$9,494	100%	100%

Total valuation allowance as percentage of total loans	1.55%			1.51%

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

Comparison of the Operating Results for the Nine Months

and the Three Months Ended September 30, 2010 and September 30, 2010

Consolidated net income for the nine months ended September 30, 2010 was $5,827,086 compared to $4,823,534 for the first nine months of 2009, an increase of 20.81%. Consolidated net income available to common stockholders for the nine months ended September 30, 2010 was $5,452,086, or $0.94 per common share, basic and diluted, compared to $4,459,344, or $0.77 per common share, basic and diluted, for the first nine months of 2009. For the quarter ended September 30, 2010, net income totaled $2,103,115 compared to $1,809,123 for the same period in 2009, an increase of 16.25%. For the quarter ended September 30, 2010, net income available to common stockholders totaled $1,978,115, or $0.34 per common share, basic and diluted, compared to $1,684,123, or $0.29 per common share, basic and diluted, for the same period in 2009. The Company’s return on average assets and average equity for the nine months ended September 30, 2010 were 0.78% and 8.61%, respectively, compared to 0.71% and 7.55%, respectively, for the same period in 2009.

Net interest and dividend income increased $2,218,731 for the nine months ended September 30, 2010, from $20,071,949 for the nine months ended September 30, 2009, to $22,290,680. Net interest and dividend income increased $178,559 for the three months ended September 30, 2010 from $6,928,840 for the three months ended September 30, 2009 to $7,107,399. Improving net interest income margins were primarily responsible for the increases during the nine months ended September 30, 2010. During the quarter ended September 30, 2010, net interest income margins began to compress as lower market rates resulted in increased refinancing and prepayments within the loan and investment portfolios.

For the nine months ended September 30, 2010, total interest and dividend income decreased $78,765, or 0.27%, to $29,616,011 from $29,537,246 for the same period in 2009. For the three months ended September 30, 2010, total interest and dividend income decreased $271,536, or 2.75%, to $9,607,550 from $9,879,086 for the same period in 2009. Interest and fees on loans decreased $931,127, or 3.71%, for the nine month period ended September 30, 2010 to $24,184,173, compared to $25,115,300 at September 30, 2009, due primarily to loan repricing and refinancing. For the three months ended September 30, 2010, interest and fees on loans decreased $219,289, or 2.67%, to $8,006,884 from $8,226,173 for the three months ended September 30, 2009. Interest on investments increased $990,437, or 22.56%, for the nine month period ended September 30, 2010, due primarily to the interest generated from additional investment securities. Interest on investments decreased $59,773, or 3.63%, for the three month period ended September 30, 2010 as lower market rates resulted in prepayments and the related accelerated amortization within the mortgage-backed securities holdings of the investment portfolio.

For the nine months ended September 30, 2010, total interest expense decreased $2,139,967, or 22.61%, to $7,325,331 from $9,465,298 for the same period in 2009. For the three months ended September 30, 2010, total interest expense decreased $450,095, or 15.26%, to $2,500,151 from $2,950,246 for the same period in 2009. For the nine months ended September 30, 2010, interest on deposits decreased $1,897,765, or 27.47%, due primarily to the decreases in short-term interest rates. For the three months ended September 30, 2010, interest on deposits decreased $440,626, or 20.64%. Interest on advances and other borrowed money decreased $242,202, or 9.47%, to $2,314,984 for the nine months ended September 30, 2010, from $2,557,186 for the nine months ended September 30, 2009, as the Bank’s advances from the FHLBB were carried at lower weighted average interest rates, resulting in a lower cost of funds on these borrowings. Interest on advances and other borrowed money decreased $9,469, or 1.16%, to $805,656 for the three months ended September 30, 2010, from $815,125 for the three months ended September 30, 2009.

The allowance for loan losses was $10,111,616 on September 30, 2010 compared to $8,000,798 on September 30, 2009. The allowance for loan losses represented 1.55% and 1.27% of total loans at September 30, 2010 and September 30, 2009, respectively. Changes in economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $1,950,000 to the allowance for loan and lease losses during the first nine months of 2010 compared to $3,246,000 for the same period in 2009. In addition to the provisions for loan losses, the Bank made provisions for overdraft losses in the first nine months of 2010 and 2009 of $70,000 and $80,000, respectively. The effects of national economic issues continue to be felt in the Bank’s local communities, and the national recession as well as portfolio performance and charge-offs influenced the Bank’s decision to continue to increase its allowance for loan losses during 2010. Total non-performing assets at carrying value, including troubled debt restructured, increased $496,011 from $7,458,848 at September 30, 2009 to $7,954,859 at September 30, 2010. The increase in non-performing assets at carrying value results from a decrease of $1,726,697 in non-accruing impaired loans, an increase of $4,170,917 in restructured loans, a decrease of $1,853,209 in loans over 90 days past due and a decrease of $95,000 in OREO.

The Bank tests the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions, portfolio trends, and portfolio concentration. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category (please see table on page 16.) Based on these loss factors, $2.9 million, or 28.95% of the total allowance, is allocated to the commercial real estate portfolio. The commercial real estate portfolio represents approximately 20% of total loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.1 million, or 40.15% of the total allowance, is allocated to the residential real estate and home equity loan portfolio. The residential real estate and home equity loan portfolio represents approximately 65% of total loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans.

For the nine months ended September 30, 2010, total noninterest income decreased $1,042,508, or 12.15%, to $7,535,847 from $8,578,355 for same period in 2009, as discussed below.

For the nine month period ended September 30, 2010:

•

Customer service fees decreased $108,915, or 2.69%, to $3,938,627 from $4,047,542 for the nine months ended September 30, 2010. This decrease is primarily due to a lower volume of fee-based transactions including fees collected from the fee-for-service overdraft privilege program for the nine months ended September 30, 2010 compared the same period in 2009.

•

Net gain on sales of loans decreased $1,140,654, or 54.76%, compared to the same period in 2009, representing a decrease of $56,120,850 in loans sold into the secondary market, from $109,768,255 for the nine months ended September 30, 2009 to $53,647,405 for the nine months ended September 30, 2010, primarily as a result of a higher refinancing activity during the represented period during 2009. During times of lower interest rates and higher refinancing, the origination of fixed-rate mortgages typically increases. As a component of interest rate risk management, the Bank opts to sell a portion of these fixed-rate loans into the secondary market. The sales of these loans generally results in net gains which offset the loss of future interest income from not holding the loans in portfolio.

•

Gain on sales of securities and other real estate and property owned, net increased $143,997 from $1,555,803 for the nine months ended September 30, 2009, to $1,699,800 for the nine months ended September 30, 2010. This primarily reflects the recognition of gains on the sales of approximately $85.8 million of securities sold during the nine months ended September 30, 2010, compared to $108.1 million of securities sold during the same period in 2009. During this period, the Bank has taken advantage of gains available due to current market conditions.

•

Income from equity interest in Charter Holding Corp. increased $102,565, to $165,696 from $63,131 at September 30, 2009 for the nine months ended September 30, 2010. This change includes a non-recurring expense of $54,983 recorded to Charter Holding Corp. financials during the second quarter of 2009.

•

Brokerage service income decreased $7,172 to $1,828 for the nine months ended September 30, 2010 compared to the same period in 2009, as a result of a decline in brokerage activity during the nine months ended September 30, 2010.

•

Bank owned life insurance income decreased $9,701 to $269,251 for the nine months ended September 30, 2010 from $278,952 for the nine months ended September 30, 2009, due to changes in the interest rates earned on the underlying insurance policies.

For the nine months ended September 30, 2010, total noninterest expense increased $1,004,052, or 5.53%, to $19,162,634, from $18,158,582 for the same period in 2009, as discussed below.

For the nine month period ended September 30, 2010:

•

Salaries and employee benefits increased $596,692, or 6.57%, compared to the nine months ended September 30, 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $447,795, or 4.39%, from $10,207,716 for the nine months ended September 30, 2009, to $10,655,511 for the nine months ended at September 30, 2010. The increase in gross salaries and benefits paid primarily represents increases in the costs associated with post-retirement benefits. The deferral of expenses in conjunction with the origination of loans decreased $148,897, or 13.24%, to $975,935 from $1,124,832 for the same period in 2009. This decrease in the deferral of expenses was due to reduced loan volumes originated during the first nine months of 2010 compared to the same period in 2009, which resulted in a reduced amount of deferred expenses associated with origination costs.

•

Occupancy expense decreased $93,895, or 3.21%, to $2,829,112 from $2,923,007 for the same period in 2009. This includes decreases in seasonal expenses, such as snow plowing, as well as depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion increased $39,137, or 14.65%, to $306,370 from $267,233 for the same period in 2009. This includes a net increase in media expenses of $56,953 for the nine months ended September 30, 2010 compared to the same period in 2009.

•

Depositors’ insurance decreased $19,617, or 2.45%, to $781,985 from $801,602 for the same period in 2009 resulting from the assessments determined by the FDIC including a special assessment recorded during the period ended September 30, 2009.

•

Outside services increased $45,154, or 6.70%, to $719,291 compared to $674,137 for the same period in 2009. This primarily reflects increases in expenses associated with internet banking, overdraft protection programs and statement rendering.

•

Professional services increased $27,843, or 3.93%, to $735,618 compared to $707,775 for the same period in 2009, reflecting a decrease in legal expenses offset by increases in audit, exam and consulting fees.

•	ATM processing fees decreased $87,701, or 18.14%, to $395,741 compared to $483,442 for the same period in 2009. This primarily reflects a negotiated decrease in monthly fees assessed.

•	Supplies decreased $7,075, or 2.36%, to $292,347 compared to $299,422 for the same period in 2009, due to directed efforts to reduce supply-related expenditures.

•

Amortization of mortgage servicing rights net of mortgage servicing income decreased $262,235 from an expense of $160,530 for the nine months ended September 30, 2009 to a benefit of $101,705 in 2010. This reflects higher recorded servicing income offset by lower amortization expense for the nine months ended September 30, 2010 compared to the same period in 2009.

•

Other expenses increased $765,749, or 27.76%, to $3,524,299 for the nine months ended September 30, 2010 compared to $2,758,550 for the same period in 2009. Specifically, periodic impairment associated with mortgage servicing rights increased $788,048 to an expense of $204,141 compared to a benefit of $583,907 for the same period in 2009.

For the three months ended September 30, 2010, total noninterest income increased $292,435, or 10.03%, to $3,209,192 from $2,916,757 for the three months ended September 30, 2009, as discussed below.

For the three month period ended September 30, 2010:

•	Customer service fees decreased $122,029 to $1,313,957 from $1,435,986 for the same period in 2009 primarily due to a reduction in fees collected from the fee-for-service overdraft privilege program.

•

Net gain on sales of loans decreased $387,363, or 51.63%, for the quarter ended September 30, 2010 compared to the same period in 2009, due primarily to higher mortgage refinancing activity during 2009 resulting in a decrease of $5,283,833 in loans sold into the secondary market, from $27,836,340 for the three months ended September 30, 2009 to $22,552,507 for the three months ended September 30, 2010. During times of lower interest rates and higher refinancing, the origination of fixed-rate mortgages typically increases. As a component of interest rate risk management, the Bank opts to sell a portion of these fixed-rate loans into the secondary market. The sales of these loans generally results in net gains which offset the loss of future interest income from not holding the loans in portfolio.

•

Gain on sales of securities and other real estate and property owned, net increased $796,627 from $425,387 for the three months ended September 30, 2009 to $1,222,014 for the three months ended September 30, 2010. This reflects the recognition of $1,216,008 of gains on the sales of approximately $38.3 million of investment securities during the third quarter of 2010 compared to $34.7 million during the same period in 2009. During this period, the Bank has taken advantage of gains available due to current market conditions.

•

Income from equity interest in Charter Holding Corp. increased $8,761 to $41,124 for the quarter ended September 30, 2010 from $32,363 for the quarter ended September 30, 2009 as a reflection of income recognized by Charter Holding Corp.

•	Brokerage service income decreased $255 to $649 for the quarter ended September 30, 2010 compared to the same period in 2009.

•

Bank owned life insurance income decreased $4,683 to $89,791 for the three months ended September 30, 2010, from $94,474 for the three months ended September 30, 2009 due to reductions in the interest rates earned on the underlying insurance policies.

For the three months ended September 30, 2010, total noninterest expense increased $498,203, or 8.08%, to $6,662,266 from $6,164,063 for the three months ended September 30, 2009, as discussed below.

For the three month period ended September 30, 2010:

•

Salaries and employee benefits increased $397,263, or 13.08%, compared to the three months ended September 30, 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $482,525, or 14.27%, from $3,380,447 for the three months ended September 30, 2009 to $3,862,972 for the three months ended September 30, 2010. The increase in gross salaries and benefits paid primarily represents increases in the costs associated with post-retirement benefits and increased educational expenses. The deferral of expenses in conjunction with the origination of loans increased $85,262, or 24.88%, to $427,981 for the three months ended September 30, 2010 from $342,719 for the same period in 2009. The increase in the deferral of expenses associated with origination costs was due to higher loan volumes originated during the three months ended of September 30, 2010, compared to the same period in 2009, which resulted in a higher amount of deferred expenses associated with origination costs.

•

Occupancy expense decreased $15,984, or 1.77%, to $885,876 from $901,860 for the three months ended September 30, 2009. This reflects decreases in depreciation on furniture and fixtures as the related assets have reached full depreciation partially offset by increases in maintenance and repair expenses.

•

Advertising and promotion decreased $4,285, or 4.48%, to $91,418 compared to $95,703 for the same period in 2009. This reflects decreases in media and promotional materials partially offset by direct marketing.

•	Depositors’ insurance decreased $75,286 to $257,423 compared to $332,709 for the three months ended September 30, 2009, resulting from assessments determined by the FDIC.

•

Outside services increased $8,535, or 4.03%, to $220,439 compared to $211,904 for the three months ended September 30, 2009. This includes increases in expenses related to the core data processing system partially offset by decreases in costs associated with statement rendering during the three months ended September 30, 2010.

•

Professional services increased $36,273, or 15.07%, to $276,961 compared to $240,688 for the same period in 2009. Included in this amount are expenses associated with increased audit, legal and consulting fees.

•	ATM processing fees decreased $15,731, or 10.02%, to $141,233 compared to $156,964 for the same period in 2009. This primarily reflects a negotiated decrease in monthly fees assessed.

•	Supplies increased $3,479, or 3.60%, to $100,031 compared to $96,552 for the same period in 2009.

•

Amortization of mortgage servicing rights in excess of mortgage servicing income decreased $42,706. This reflects higher recorded servicing income offset by lower amortization expense for the three months ended September 30, 2010 compared to the same period in 2009.

•

Other expenses increased $206,645, or 19.33%, to $1,275,774 compared to $1,069,129 for the same period in 2009. Specifically, periodic impairment associated with mortgage servicing rights increased $234,796 to $235,379 compared to $583 for the same period in 2009 primarily as a result of higher prepayment assumptions due to lower interest rates in the mortgage market.

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

The Bank’s one-year gap at September 30, 2010 was positive 2.62%, compared to the December 31, 2009 gap of negative 7.06% and one-year gap at September 30, 2009 of positive 2.88%. The Bank continues to hold in portfolio adjustable-rate mortgages, which primarily reprice at one-, three-, and five-year intervals. The Bank sells certain fixed-rate mortgages into the secondary market in order to minimize interest rate risk. With an asset-sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. In management’s opinion maintaining the gap within twenty basis points of the parity line provides adequate protection against severe interest rate swings. In an effort to maintain the gap within twenty basis points of parity, the Bank may utilize the FHLBB advance program to control the repricing of a segment of liabilities.

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

The following table sets forth the Bank’s NPV as of June 30, 2010 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

Change In Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	94,954	-27,304	-22%	9.77%	-234 bp
+200 bp	108,738	-13,521	-11%	11.00%	-111 bp
+100 bp	118,573	-3,686	-3%	11.84%	-27 bp
+50 bp	120,383	-1,875	-2%	11.97%	-14 bp
0 bp	122,258	—	—	12.11%	—
-50 bp	122,796	537	0%	12.13%	+2 bp
-100 bp	124,738	2,479	+2%	12.28%	+17 bp

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. The Bank’s source of funds is primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds and advances from the FHLBB. At September 30, 2010, the Bank had approximately $112,000,000 in additional borrowing capacity from the FHLBB.

At September 30, 2010, the Company’s shareholders’ equity totaled $93,314,736, or 9.30% of total assets, compared to $87,776,253, or 9.12% of total assets at December 31, 2009. The Company’s Tier I core capital was 8.40% at September 30, 2010, compared to 8.45% at December 31, 2009. The increase in shareholders’ equity of $5,538,483 reflects net income of $5,827,086, the payment of $375,000 in preferred stock dividends, the payment of $2,250,991 in common stock dividends and a decrease in other comprehensive loss of $2,337,388.

As of October 31, 2010, the Company had $1,066,654 in cash available, which it plans to use to, among other things, continue its annual dividend payout of $0.52 per share, pay the dividend on its preferred stock and pay the interest on its capital securities. The interest and dividend payments are approximately $4,500,000 per year. The Bank pays dividends to the Company as its sole stockholder within guidelines set forth by the OTS. Since the Bank is well-capitalized as of September 30, 2010 and has capital in excess of regulatory requirements, the Company believes that funds will be available to cover the Company’s future dividend and interest needs.

For the nine months ended September 30, 2010, net cash provided by operating activities increased $102,804 to $8,064,365 from $7,961,561 for the same period in 2009. The change in loans held for sale increased $2,329,582 for the nine months ended September 30, 2010, compared to the same period in 2009. Net gain on sales and calls of securities increased $91,641 for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of the sale of approximately of $85.8 million of securities during the nine months ended September 30, 2010 compared to sales of approximately $108.1 million of securities during the same period in 2009. The provision for loan losses decreased $1,306,000 for the nine months ended September 30, 2010, compared to the same period in 2009. The change in accrued interest receivable and other assets increased $1,048,138. Mortgage servicing rights changed $1,102,449 from an increase of $897,677 for the nine months ended September 30, 2009 to a decrease of $204,772 for the same period in 2010.

Net cash used in investing activities was $20,134,677 for the nine months ended September 30, 2010, compared to net cash used of $58,314,394 for the same period in 2009, a decrease of $38,179,717. The increase in cash provided by net securities activities of $76,334,435 was offset by net change in proceeds from loan originations and principal collections of $36,114,627, where the sales of fixed-rate loans into the secondary market primarily accounted for the change. During the nine months ended September 30, 2010, the Bank made an additional investment in Charter Holding Corp. for $1,765,000.

For the nine months ended September 30, 2010, net cash provided by financing activities was $28,436,942 compared to net cash provided by financing activities of $50,361,642 for the same period in 2009. The Bank experienced a net decrease of $19,958,219 in cash provided by deposits and repurchase agreements and an increase in cash provided by Federal Home Loan Bank advances of $10,319,904. The issuance of $10,000,000 of preferred stock to the United States Treasury in the first quarter of 2009 also contributed to the change in cash provided by financing activities.

The Bank expects to be able to fund loan demand and other investing activities during 2010 by continuing to use funds provided from customer deposits and the FHLBB’s advance program. At September 30, 2010, the Bank had approximately $74.5 million in loan commitments. Of these commitments, approximately $25.3 million were fixed-rate mortgages scheduled to be sold to the secondary market. Management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have a material effect in the Company’s liquidity, capital resources or results of operations.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. At September 30, 2010, the Bank’s ratios were 8.40%, 8.40%, and 13.35%, respectively, well in excess of the regulatory requirements.

Book value per common share was $14.42 at September 30, 2010 versus $13.48 per common share at December 30, 2009. Tangible book value per common share was $9.42 at September 30, 2010 compared to $8.40 per common share at December 30, 2009. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity, a non-GAAP financial measure, by the number of shares of common stock outstanding. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets, and preferred stock from the calculation of shareholders’ equity. The Company believes that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

	September 30, 2010	December 30, 2009
Shareholders’ equity	$93,314,736	$87,776,253
Less goodwill	27,293,470	27,293,470
Less other intangible assets	1,660,485	2,023,806
Less preferred stock	10,000,000	10,000,000

Tangible common equity	$54,360,781	$48,458,977

Ending common shares outstanding	5,771,772	5,771,772
Tangible book value per common share	$9.42	$8.40

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is contained on pages 11 through 24 of this document

Item 4T.

CONTROLS AND PROCEDURES

Management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There is no material litigation pending to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject, other than ordinary routine litigation incidental to business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

Exhibit No.	Description

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date:	November 15, 2010	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date:	November 15, 2010	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).

3.1.2	Certificate of Amendment of the Certificate of Incorporation of NHTB (filed as Exhibit 3.1 to NHTB’s Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on August 15, 2005 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2.1	Amended and Restated Bylaws of NHTB (filed as Exhibit 3.2.3 to NHTB’s Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Commission on March 5, 1998 and incorporated herein by reference).

3.2.2	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2(a) to NHTB’s Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference).

3.2.3	Amendment to Bylaws of NHTB (filed as an Exhibit 3.2.2 to NHTB’s Current Report on Form 8-K filed with the Commission on October 1, 2007 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

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