Form 10-K
period 2010-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2011-03-25
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

or

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

    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 16, 2011, there were issued and outstanding 5,773,772 shares of the registrant’s common stock.

The common stock is listed for trading on the NASDAQ Stock Market under the symbol “NHTB”. Based on the closing price of $10.50 on June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $60.6 million.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the Securities and Exchange Commission (“the SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire, and Brandon, Pittsford, Rutland, West Rutland, and Woodstock, Vermont. The Company had assets of approximately $995.1 million as of December 31, 2010.

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

There are several distinct regions within the Bank’s market area. The Upper Valley region is located in the northwest-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The central and south-east portion of the Bank’s market area in New Hampshire is Lake Sunapee, a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee. Finally, the Monadnock region, in southwestern New Hampshire, is named after Mount Monadnock, the major geographic landmark in the region, and consists of Cheshire, southern Sullivan and western Hillsborough counties.

Rutland and Windsor counties are located in south central Vermont. This region is home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). You may read and copy any reports, proxy statements or other information filed by the Company at the SEC’s public reference room in Washington, D.C., which is located at the following address: Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference room. The Company’s SEC filings are also available to the public from document retrieval services and at the SEC’s Internet website

(http://www.sec.gov). We also make our filings available free of charge on our website (http://www.nhthrift.com) by clicking on “SEC Filings.”

LENDING ACTIVITIES

The Bank’s net loan portfolio was $675,513,787 at December 31, 2010, representing approximately 68% of total assets. As of December 31, 2010, approximately 70% of the mortgage loan portfolio had adjustable rates. As of December 31, 2010, the Bank had sold $370,331,523 in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize the Bank’s interest rate risk, provide liquidity and build a servicing portfolio.

REAL ESTATE LOANS. The Bank’s loan origination team solicits conventional residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to the Bank by its existing customers or real estate agents. Generally, the Bank makes conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. The Bank also makes residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, the Bank offers one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to the Bank. The Bank’s management believes that, due to prepayments in connection with refinancing and sales of property, the average length of the Bank’s long-term residential loans is approximately seven years.

The terms of conventional residential mortgage loans originated by the Bank contain a “due-on-sale” clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in the Bank’s portfolio.

Commercial real estate loans are solicited by the Bank’s commercial banking team in the Bank’s local real estate market. In addition, commercial borrowers are frequently referred to the Bank by its existing customers, local accountants, and attorneys. Generally, the Bank makes commercial real estate loans up to 75% of value with terms up to twenty years, amortizing the loans on a monthly basis with principal and interest due each month. Debt service coverage (the amount of cash left over after expenses have been paid) required to cover the Bank’s interest and principal payments generally must equal or exceed 125% of the loan payments.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			($ in thousands)
Real estate loans
Conventional	$347,606	50.90%	$327,691	52.24%	$347,186	54.32%
Commercial	143,768	21.05	135,839	21.66	136,508	21.36
Home equity	74,884	10.97	73,611	11.74	67,398	10.54
Construction	19,210	2.81	18,308	2.92	13,515	2.11
Consumer loans	8,079	1.18	9,372	1.49	12,070	1.89
Commercial and municipal loans	89,361	13.09	62,387	9.95	62,491	9.78

Total loans	682,908	100.00%	627,208	100.00%	639,168	100.00%
Unamortized adjustment to fair value	1,202		1,303		1,400
Allowance for loan losses	(9,864)		(9,519)		(5,594)
Deferred loan origination costs, net	1,268		1,342		1,746

Loans receivable, net	$675,514		$620,334		$636,720

	2007		2006
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$335,812	53.47%	$281,755	56.93%
Commercial	142,440	22.67	103,247	20.86
Home equity	60,896	9.70	51,436	10.39
Construction	21,704	3.46	17,109	3.46
Consumer loans	14,723	2.34	11,841	2.39
Commercial and municipal loans	52,515	8.36	29,522	5.97

Total loans	628,090	100.00%	494,910	100.00%
Unamortized adjustment to fair value	1,496		36
Allowance for loan losses	(5,181)		(3,975)
Deferred loan origination costs, net	1,869		1,741

Loans receivable, net	$626,274		$492,712

Each loan type represents different levels of general and inherent risk within the loan portfolio. The Bank prepares an analysis of this risk by applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions, portfolio trends, and portfolio concentration. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $2.9 million, or 29.61% of the total allowance, is allocated to the commercial real estate portfolio. The commercial real estate portfolio represents 22.68% of total loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.0 million, or 40.37% of the total allowance, is allocated to the residential real estate and home equity loan portfolio. The residential real estate and home equity loan portfolios represent 63.16% of total loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $2.2 million, or 21.98% of the total allowance, is allocated to the commercial and municipal loan portfolio. The commercial and municipal loan portfolio represents 8.36% of total loans. The commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan type within the loan portfolio, representing 7.60% of the six-month average of delinquencies, higher charge-off factors than other categories, the highest portfolio trend factor based a 43.24% growth within the category year-over-year, and a higher concentration assessment than the other categories, with the exception of commercial real estate, resulting in an overall higher comparative loss factor.

The following table sets forth the maturities of the loan portfolio at December 31, 2010 and indicates whether such loans have fixed or adjustable interest rates:

	One year	One through	Over
Maturities	or less	five years	five years	Total
Real Estate Loans with:
Predetermined interest rates	$3,347,731	$9,371,029	$140,092,818	$152,811,578
Adjustable interest rates	8,638,238	33,741,715	390,275,857	432,655,810

	11,985,969	43,112,744	530,368,675	585,467,388

Collateral/Consumer Loans with:
Predetermined interest rates	1,228,731	4,069,036	411,882	5,709,649
Adjustable interest rates	474,215	1,305,527	589,555	2,369,297

	1,702,946	5,374,563	1,001,437	8,078,946

Commercial/Municipal Loans with:
Predetermined interest rates	22,050,943	11,578,409	28,549,652	62,179,004
Adjustable interest rates	4,028,457	6,475,273	16,678,375	27,182,105

	26,079,400	18,053,682	45,228,027	89,361,109

Unamortized adjustment to fair value	—	—	1,202,491	1,202,491

Totals	$39,768,315	$66,540,989	$577,800,630	$684,109,934

The preceding schedule includes $10,419,926 of non-performing loans categorized within the respective loan types.

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

Delinquent Loans, Classified Assets and Other Real Estate Owned

Reports listing delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by the Bank when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, the Bank takes a number of steps to ensure that the borrower will cure the delinquency. The Bank generally sends the borrower a notice of non-payment. The Bank then follows up with telephone and/or written correspondence. When contact is made, the Bank attempts to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If the Bank purchases the property, it becomes other real estate owned.

Federal regulations and the Bank’s Assets Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem assets and potential problem assets. The Bank has incorporated the Office of Thrift Supervision (the OTS) internal asset classifications as part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weaknesses present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

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

Although management believes that, based on information currently available to it at this time, the Bank’s allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

The Bank classifies assets in accordance with the management guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2010 and 2009 were $18,998,657and $11,876,373, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

As of December 31, 2010, the Bank owned two service corporations, the Lake Sunapee Group, Inc., and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

NHTB Capital Trust II and III

NHTB Capital Trust II (Trust II) and NHTB Capital Trust III (Trust III) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, Trust III issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, Trust II issued $10.0 million of

Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust II to fixed-rate payments. The terms of the interest rate swap agreement are as follows:

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

Maturities of debt securities, excluding mortgage-backed and asset-backed securities, are as follows as of December 31, 2010:

	Fair Value	Amortized Cost	Weighted Average Yield
Available-for-sale securities
Municipal bonds	$3,010,680	$3,009,558	1.87%
Other bonds and debentures	7,166,507	7,092,933	1.98

Total due in less than one year	10,177,187	10,102,491	1.95

Municipal bonds	2,850,722	2,842,423	2.46
Other bonds and debentures	29,531,083	28,751,134	2.80

Total due after one year through five years	32,381,805	31,593,557	4.42

U.S Government, including agencies	5,817,188	6,000,000	2.75
Municipal bonds	7,620,186	7,902,407	3.15

Total due after five years through ten years	13,437,374	13,902,407	2.97

Municipal bonds	18,085,489	19,109,823	2.89
Preferred stock with maturities	3,403,121	3,445,850	6.75
Other bonds and debentures	186,660	225,000	6.79

Total due after ten years	21,675,270	22,780,673	3.56

	$77,671,636	$78,379,128	2.92%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$6,000,000	$—	$182,812	$5,817,188
Mortgage-backed securities	117,428,093	659,893	298,977	117,789,009
Municipal bonds	32,864,211	38,718	1,335,852	31,567,077
Other bonds and debentures	36,069,067	853,523	38,340	36,884,250
Preferred stock with maturities	3,445,850	—	42,729	3,403,121
Equity securities	494,666	30,414	1,210	523,870

Total available-for-sale securities	$196,301,887	$1,582,548	$1,899,920	$195,984,515

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$2,004,184	$45,504	$—	$2,049,688
Mortgage-backed securities	169,448,355	367,048	991,800	168,823,603
Municipal bonds	1,361,988	69,486	—	1,431,474
Other bonds and debentures	40,821,399	215,896	162,789	40,874,506
Preferred stock with maturities	5,000,000	—	348,000	4,652,000
Equity securities	494,666	23,380	56,216	461,830

Total available-for-sale securities	$219,130,592	$721,314	$1,558,805	$218,293,101

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Government, including agencies	$13,015,080	$157,733	$—	$13,172,813
Mortgage-backed securities	59,209,471	1,334,771	40,545	60,503,697
Asset-backed securities	1,499,732	—	305,642	1,194,090
Municipal bonds	1,836,098	70,695	—	1,906,793
Other bonds and debentures	565,000	425	—	565,425
Preferred stock with maturities	5,000,000	—	722,000	4,278,000
Equity securities	494,666	540	127,536	367,670

Total available-for-sale securities	$81,620,047	$1,564,164	$1,195,723	$81,988,488

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from within the Bank’s primary market areas. The Bank uses traditional means to advertise its deposit products, including print media, and generally does not solicit deposits from outside its primary market areas. The Bank offers negotiated rates on some of its certificate accounts. At December 31, 2010, time deposits represented approximately 45% of total deposits. Time deposits included $162,069,863 of certificates of deposit in excess of $100,000.

The following table presents deposit activity of the Bank for the years ended December 31:

	2010	2009	2008
	($ in Thousands)
Net deposits (withdrawals)	$37,155	$72,313	$(12,537)
Interest credited on deposit accounts	6,635	8,762	12,938

Total increase in deposit accounts	$43,790	$81,075	$401

At December 31, 2010, the Bank had approximately $162.1 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	($ in thousands)
3 months or less	$59,558	0.97%
Over 3 through 6 months	21,978	1.29%
Over 6 through 12 months	38,397	1.45%
Over 12 months	42,137	2.54%

Total	$162,070	1.54%

The following table sets forth the distribution of the Bank’s deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Checking accounts	$53,265	6.8%	$48,430	6.6%	$45,968	7.0%
NOW accounts	201,469	25.9	178,049	24.2	155,662	23.9
Money market accounts	36,328	4.7	38,806	5.3	40,424	6.2
Regular savings accounts	10,956	1.4	10,958	1.5	11,063	1.7
Treasury savings accounts	124,004	15.9	116,817	15.9	107,110	16.4
Club deposits	95	—	96	—	93	—

Total	426,117	54.7	393,156	53.5	360,320	55.2

Time deposits
Less than 12 months	261,854	33.7	268,298	36.5	261,556	40.0
Over 12 through 36 months	57,102	7.3	68,686	9.4	29,248	4.5
Over 36 months	33,146	4.3	4,289	0.6	2,229	0.3

Total time deposits	352,102	45.3	341,273	46.5	293,033	44.8

Total Deposits	$778,219	100.0%	$734,429	100.0%	$653,353	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	($ in thousands)
NOW	$196,566	0.12%	$170,268	0.10%	$169,835	0.27%
Savings deposits	132,166	0.28	126,015	0.51	122,516	1.06
Money market deposits	34,675	0.50	37,069	0.70	39,235	1.46
Time deposits	344,875	1.70	310,994	2.47	290,648	3.59
Demand deposits	26,517	—	27,917	—	29,286	—

Total Deposits	$734,799		$672,263		$651,520

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2010	2009	2008
	($ in thousands)
0.00% – 0.99%	$106,804	$3,130	$1,117
1.00% – 1.99%	153,202	257,229	18,563
2.00% – 2.99%	41,668	42,670	118,986
3.00% – 3.99%	49,399	36,041	134,865
4.00% – 4.99%	1,026	2,201	19,256
5.00% – 5.99%	3	2	246

Total	$352,102	$341,273	$293,033

Borrowings

The Bank utilizes advances from the Federal Home Loan Bank of Boston (FHLB) as a funding source alternative to retail deposits. By utilizing FHLB advances, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2010, the Bank had outstanding advances of $76.0 million from the FHLB compared to advances outstanding of $96.0 million from the FHLB at December 31, 2009.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of the financial statements for the year indicated:

	2010	2009	2008
	($ in thousands)
Balance at year end	$—	$40,000	$5,000
Average amount outstanding	14,822	16,233	861
Maximum amount outstanding at any month-end	30,000	50,000	5,000
Average interest rate for the year	0.33%	0.40%	1.28%
Average interest rate on year-end balance	—	0.22%	1.28%

REGULATION

General. NHTB is regulated as a savings and loan holding company by the OTS. NHTB is required to file reports with, and otherwise comply with the rules and regulations of, the OTS and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), enacted on July 21, 2010, the OTS will be abolished as of July 21, 2011, and its rights and duties transferred to the Federal Reserve, as to savings and loan holding companies, and to the Office of the Comptroller of the Currency (OCC), as to savings banks. Therefore, as of that date (the “Transfer Date”), NHTB will be regulated by the Federal Reserve rather than the OTS, and the Bank will be regulated by the OCC rather than the OTS. The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (CFPB) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB will have broad authority to issue regulations implementing numerous consumer laws, and we will be subject to those regulations.

The regulations to which NHTB and the Bank will be subject may, therefore, change after the Transfer Date. Our description here of the laws, regulations, and supervisory and enforcement regime to which NHTB and the Bank are subject are those to which NHTB and the Bank are currently subject. We cannot predict at this time how these may change after the Transfer Date.

The following references to the laws and regulations under which NHTB and the Bank are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws, regulations or policies, whether by the OTS, the FDIC, the Federal Reserve, the OCC, the SEC or the Congress, could have a material adverse impact on NHTB and the Bank, and their operations and stockholders.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2010, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” If the Bank fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

Higher capital ratios may be required if warranted by particular circumstances, including the risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer, commercial loans, home equity and construction loans and certain other assets as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset. The risk weight for certain positions in eligible rated securities ranges from 20% for the highest or second highest rating category to 200% for one rating category below investment grade.

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

At December 31, 2010, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2010:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$79,763	$14,454	$65,309
Core capital	79,763	38,543	41,220
Risk-based capital	83,956	53,003	30,953

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination, dated March 31, 2010.

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

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2010, the Bank met the criteria for being considered “well-capitalized.”

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

Insurance of Deposit Accounts. The deposits of the Bank are insured by the FDIC up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the FDIC’s Deposit Insurance Fund (“DIF”). The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF. The assessment rate may, therefore, change when that level of risk changes.

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones. The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

In calculating assessment rates, the rule adopts a new “scorecard” assessment scheme for insured depository institutions with $10 billion or more in assets. It retains the risk category system for insured depository institutions with less than $10 billion in assets, assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation, as defined by the rule. It is possible that our deposit insurance premiums may increase in the future.

The rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011. Assessments under the new rule will be netted out against any amounts already prepaid.

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

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2010, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.30 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional FHLBs comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2010 of $7.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Office of Foreign Assets Control. The Bank and NHTB, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Assets Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

NHTB is a savings and loan holding company regulated by the OTS. As such, NHTB is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over NHTB and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not currently subject to regulatory capital requirements or to supervision by the FRB, but, as noted above, this will change as of the Transfer Date.

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

The Sarbanes-Oxley Act. As a public company, NHTB is subject to the Sarbanes-Oxley Act. Sarbanes-Oxley Act-related principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

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

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K to notify investors of a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Federal Securities Laws. NHTB’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). NHTB is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Quotation on Nasdaq. NHTB’s common stock is quoted on The Nasdaq Global Market of the NASDAQ Stock Market LLC (NASDAQ). In order to maintain such quotation, NHTB is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•

the requirement to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of NASDAQ and by the Exchange Act, as amended, and regulations promulgated thereunder;

•	that the nominating committee and compensation committee must also be composed entirely of independent directors; and

•	that the audit committee and nominating committee must each have a publicly available written charter.

Taxation

A thrift institution organized in stock form which utilizes the bad debt reserve method for bad debt will be subject to certain recapture taxes on such reserves in the event it makes certain types of distributions to its stockholders. Dividends may be paid out of appropriated retained income without the imposition of any tax on an institution to the extent that the amounts paid as dividends do not exceed such current and accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends paid in excess of an institution’s current and accumulated earnings and profits as calculated for tax purposes, and partial or complete liquidation distributions made with respect to an institution’s stock, however, are deemed under applicable provisions of the Internal Revenue Code to be made from the institution’s bad debt reserve, to the extent that such reserve exceeds the amount that could have been accumulated under the actual experience method. In the event a thrift institution makes a distribution that is treated as having been made from the tax bad debt reserve, the distribution is treated as an after tax distribution and the institution will be liable for tax on the gross amount before tax at the then current tax rate. Amounts added to the bad debt reserves for federal income tax purposes are also used by the Bank to meet the OTS reserve requirements described under “Regulation-Insurance of Accounts.”

The Bank’s tax returns have been audited and accepted through December 31, 1996 by the Internal Revenue Service.

State Income Tax

The Bank is subject to an annual Business Profits Tax imposed by the State of New Hampshire at the rate of 8.50% of the total amount of federal taxable income, less deductions for interest earned on United States government securities. The State of New Hampshire has also instituted a Business Enterprise Tax which places a tax on certain expense items, including interest, dividends, wages, benefits and pensions which are each taxed at a rate of 0.75%. Business Enterprise Taxes are allowed as a credit against the Business Profits Tax.

Upon conversion to a holding company, NHTB became subject to a state franchise tax imposed by Delaware. For the year ended 2010, the Delaware franchise tax amounted to $101,944.

EMPLOYEES

At December 31, 2010, Lake Sunapee Bank had a total of 215 full-time employees and 34 part-time employees. These employees are not represented by collective bargaining agents. The Bank believes that its relationship with its employees is good.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

At December 31, 2010, the Bank had 28 banking offices located in New Hampshire and Vermont as follows:

Location	Leased	Owned	Total
New Hampshire:
1. Andover	1	—	1
2. Bradford	—	1	1
3. Claremont	1	—	1
4. Enfield	1	—	1
5. Grantham	—	1	1
6. Hanover	1	—	1
7. Hillsboro	—	1	1
8. Lebanon	1	2	3
9. Milford	—	1	1
10. New London	—	2	2
11. Newbury	1	—	1
12. Newport	—	2	2
13. Peterborough	1	—	1
14. Sunapee	—	1	1
15. West Lebanon	1	—	1
Vermont:
1. Brandon	1	2	3
2. Pittsford	—	1	1
3. Rutland	1	1	2
4. West Rutland	—	1	1
5. Woodstock	—	2	2

Total Banking Offices	10	18	28

Lease expiration dates range from 1 to 5 years with renewal options of 1 to 5 years.

Lake Sunapee Group, Inc. is headquartered in Newport, New Hampshire and has no other offices. Lake Sunapee Financial Services Corp. is headquartered in Newport, New Hampshire and has no other offices.

The total net book value of premises and equipment at December 31, 2010 was $16.7 million. See Note 5 – Premises and equipment in the Notes to Consolidated Financial Statements elsewhere in this report for additional information.

Item 3. Legal Proceedings

There is no material litigation pending in which the Company or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Company’s business.

Item 4. Removed and Reserved

PART II.

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for the Company’s common stock based on reported sales prices on the NASDAQ Global Market. New Hampshire Thrift Bancshares, Inc. is traded under the symbol “NHTB.”

	Period	High	Low
2010	First Quarter	$10.88	$9.40
	Second Quarter	11.65	9.90
	Third Quarter	10.71	9.79
	Fourth Quarter	13.10	10.95
2009	First Quarter	$8.30	$6.40
	Second Quarter	10.40	6.95
	Third Quarter	10.38	9.21
	Fourth Quarter	9.99	8.77

As of March 16, 2011, the Company had approximately 738 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or “street” name through various brokerage firms.

The following table sets forth certain information regarding per share dividends declared on the Company’s common stock:

	2010	2009
First Quarter	$0.1300	$0.1300
Second Quarter	0.1300	0.1300
Third Quarter	0.1300	0.1300
Fourth Quarter	0.1300	0.1300

For information regarding limitations on the declaration and payment of dividends by New Hampshire Thrift Bancshares, Inc., see Note 16 of the Consolidated Financial Statements. The Company anticipates continuing to pay dividends in 2011.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s profitability is derived from the Bank. The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings.

Overview

•	Total assets stood at $995,053,884 at December 31, 2010, an increase of $32,452,697, or 3.37%, from $962,601,187 at December 31, 2009.

•	Net loans increased $55,181,181, or 8.90%, to $675,513,787 at December 31, 2010 from $620,332,606 at December 31, 2009.

•	In 2010, the Bank originated $341,457,443 in loans, compared to $309,592,066 in 2009.

•	The Bank’s loan servicing portfolio increased to $370,331,523 at December 31, 2010 from $352,066,692 at December 31, 2009, an increase of $18,264,831, or 5.19%.

•

The Company earned $7,947,435, or $1.29 per common share, assuming dilution, for the year ended December 31, 2010, compared to $6,597,706, or $1.06 per common share, assuming dilution, for the year ended December 31, 2009.

•	Net interest and dividend income for the year ended December 31, 2010 increased $1,604,272, or 5.87%, to $28,912,232 from $27,307,960 for the same period in 2009.

•	The Bank’s interest rate spread decreased to 3.17% at December 31, 2010 from 3.32% at December 31, 2009.

Economic Conditions

Nationally, concerns remain regarding discretionary consumer spending. Consumers may have more of a willingness to spend, but they continue to be encumbered by debt. The impact of higher debt levels and lower incomes is expected to continue to restrict consumer spending. The economic outlook remains cautious as the national unemployment rate remains high and is expected to continue to decrease gradually. Overall, economic conditions are expected to improve slowly in a half-speed recovery. Unemployment affects all lending categories through its impact on consumer spending, commercial cash flows and capacities for debt repayment. In addition as general market conditions improve, a certain sector of deposits historically returns to the investment market leaving the security of banks behind.

The states of New Hampshire and Vermont benefit from unemployment rates that are within the lowest 10% across the country at December 31, 2010. The seasonally adjusted unemployment rate in New Hampshire was 5.50% in December 2010, remaining well below the 9.40% seasonally adjusted National rate. The December 2010 rate in New Hampshire decreased 20.29% compared to the December 2009 rate of 6.90%, while the National rate decreased 5.05% during the same period. In December 2010, Vermont’s seasonally adjusted unemployment rate was 5.80%, a decrease of 13.43% over the rate of 6.70 % in December 2009.

The AP Economic Stress Index (AP-ESI) measures the relative impact of the recession and its recovery by integrating the cumulative effect of three economic indicators: unemployment, foreclosures, and bankruptcy. Higher stress indices indicate a worsening economy, while decreases indicate an improving economy. The December 2010 AP-ESI for New Hampshire was 6.95%, or 123 basis points lower than December 2009, a decrease of 15.04%. The December 2010 AP-ESI for Vermont was 6.19%, or 95 basis points lower than December 2009, a decrease of 13.31%. Foreclosures and bankruptcies in both states measured at December 31, 2010 were up compared December 31, 2009.

On the residential real estate front, New Hampshire home sales statewide were down 1.47% for the year ended December 31, 2010 compared to the same period in 2009 while the median home price was flat comparing the same periods. There were 3.38% more New Hampshire listings on the market during the year ended December 31, 2010 compared to the same period in 2009, and the time on the market increased 2.29% to 134 days for the same year-to-date period comparison. Vermont home sales statewide were up 1.72% for the year ended December 31, 2010 compared to the same period in 2009 while the median home price increased $1,500, or 0.82%, during the same period. There were 4.59% fewer Vermont listings on the market during the year ended December 31, 2010 compared to the same period in 2009, and the time on the market increased 13.91% to 172 days for the same year-to-year comparison.

Management expects these economic factors to continue to impact lending, deposits and net interest income during 2011. Management continually assesses current and changing economic conditions and their impacts on the financial instruments of the institution including, but not limited to, the collectability of loans, delinquencies, asset quality, funding, liquidity, and specific and general earnings impacts.

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 30-34 of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. At December 31, 2010, there were no valuation allowances set aside against any deferred tax assets.

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

Comparison of Years Ended December 31, 2010 and 2009

Financial Condition

Total assets increased $32,452,697, or 3.37%, to $995,053,884 at December 31, 2010 from $962,601,187 at December 31, 2009. Cash and Federal Home Loan Bank overnight deposits decreased $4,825,758, or 12.69%, as cash was used to partially fund loan growth.

Total net loans receivable excluding loans held-for-sale increased $55,181,181, or 8.90%, to $675,513,787 at December 31, 2010 compared to $620,332,606 at December 31, 2009. The Bank’s conventional real estate loan portfolio increased $19,914,619, or 6.08%, to $347,605,965 at December 31, 2010 from $327,691,346 at December 31, 2009. The outstanding balances on home equity loans and lines of credit increased $1,273,296 to $74,883,507 over the same period. Construction loans increased $902,225, or 4.93%, to $19,210,102. Commercial real estate loans increased $7,929,275 over the same period, or 5.84%, to $143,767,814. The increase in commercial real estate loans represents loans to existing commercial customers, new commercials customers and a participation loan purchase of $5,000,000 offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $1,292,531, or 13.79%, to $8,078,946 and commercial and municipal loans increased $26,974,283, or 43.24%, to $89,361,109. In particular, the Bank saw an increase of $21,438,925 in loans to municipalities. Sold loans totaled $370,331,523 at December 31, 2010, an increase of $18,264,831, or 5.19%, compared to $352,066,692 at December 31, 2009. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. The Bank expects to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable-rate loans in portfolio. At December 31, 2010, adjustable-rate mortgages comprised approximately 70% of the Bank’s real estate mortgage loan portfolio, which is lower than in prior years as the Bank in 2010 originated shorter-term loans, such as the ten-year fixed mortgage loan, which are held in portfolio. Non-performing assets were 1.01% of total assets and 1.46% of total loans at December 31, 2010, compared to 0.64% and 0.98%, respectively, at December 31, 2009, primarily due to an increase of $4,501,229 in loans classified as troubled debt restructured.

The fair value of investment securities available-for-sale decreased $22,308,586, or 10.22%, to $195,984,515 at December 31, 2010, from $218,293,101 at December 31, 2009. The Bank realized $2,082,910 in the gains on the sales and calls of securities during 2010, compared to $3,648,795 in gains on the sales and calls of securities recorded during 2009. At December 31, 2010, the Bank’s investment portfolio had a net unrealized holding loss of $317,372, compared to a net unrealized holding loss of $837,491 at December 31, 2009. The securities in the Bank’s investment portfolio that are temporarily impaired at December 31, 2010 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with investment-grade credit ratings, municipal bonds and preferred stock issued by corporations. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Real estate owned and property acquired in settlement of loans was at $75,000 at December 31, 2010, representing one property located in New Hampshire, compared to $100,000 at December 31, 2009, representing one property located in New Hampshire.

Goodwill was unchanged at $27,293,470 at December 31, 2010, compared to December 31, 2009. Goodwill includes $7,503,046 related to the acquisition of First Brandon Financial Corporation and $7,650,408 related to the acquisition of First Community Bank, both of which occurred in 2007. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank in 1998 and $9,668,456 relating to the acquisition of three branch offices of New London Trust in 2001. An independent third-party analysis of goodwill indicates no impairment at December 31, 2010.

Core deposit intangibles decreased to $1,550,139 at December 31, 2010, compared to $2,023,806 at December 31, 2009. The Bank amortized $473,667 during 2010 and utilized the sum-of-the-years-digits method over ten years to amortize the core deposit intangibles. An independent third-party analysis of core deposit intangibles indicates no impairment at December 31, 2010.

Total deposits increased $43,790,349, or 5.96%, to $778,219,117 at December 31, 2010 from $734,428,768 at December 31, 2009. The Bank was able to retain and attract deposits as customers were drawn to the safety and guarantee of FDIC insurance resulting from uncertain credit markets and a lingering national recession. In addition, the Bank saw increases in deposits by municipalities as more of its bids for such deposits were accepted.

Advances from the Federal Home Loan Bank (FHLB) decreased $20,002,645, or 20.84%, to $75,959,361 from $95,962,006 at December 31, 2009. The Bank prepaid $30 million during December 2010 utilizing excess cash generated by deposit increases and investment activity. The weighted average interest rate for the outstanding FHLB advances was 2.40% at December 31, 2010, compared to 1.71% at December 31, 2009.

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At year-end 2010, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $39.8 million. The Bank’s source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2010, the Bank had approximately $161.6 million in additional borrowing capacity from the FHLB.

At December 31, 2010, the Company’s stockholders’ equity totaled $92,391,419, compared to $87,776,253 at December 31, 2009. The increase of $4,615,166 reflects net income of $7,947,435, the payout of $3,001,321 in common stock dividends, the payout of $500,000 in preferred stock dividends, the exercise of stock options in the amount of $19,901, including a tax benefit, and other comprehensive income in the amount of $149,151.

On June 12, 2007, the Company reactivated a previously adopted but incomplete stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At December 31, 2010, 148,088 shares remained to be repurchased under the plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. During 2010, no shares were repurchased. As a participant in the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company is prohibited from repurchasing shares of its common stock, except in certain circumstances, without the consent of the Treasury prior to January 16, 2012.

At December 31, 2010, the Company had funds in the amount of $5,599,507. Total cash needs for the Company during 2011 are estimated to be approximately $4.8 million with $3.0 million projected to be used to pay dividends on the Company’s common stock, $1.0 million to pay interest on the Company’s capital securities, $0.5 million to pay interest dividends on the Company’s Series A Preferred Stock (as defined below), and approximately $300,000 for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of Thrift Supervision (OTS). Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2011, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities increased $4,620,500 to $10,400,950 in 2010 from $6,140,450 in 2009. The increase includes a decrease in the amount of $3,770,000 in provision for loan losses, a decrease in gains on sales and calls of securities of $1,565,885, an increase in amortization of securities, net, of $678,698, a decrease in the change in mortgage servicing rights of $703,657, an increase in loans held-for sale of $3,669,091, a decrease in deferred tax benefit of $1,096,422, a decrease in accrued interest receivable and other assets of $2,494,966 in 2010 as compared to an increase in 2009, and an increase of $1,443,270 in the change in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $37,502,607 in 2010, compared to net cash flows used in investing activities of $105,093,049 in 2009, a decrease of $67,590,442. During 2010, net cash used by loan originations and net principal collections increased by $59,358,954 as the Bank’s loans held in portfolio increased while net cash provided by securities available-for-sale increased $137,226,307. In addition, $1,765,000 was used to purchase an additional investment in Charter Holding Corp. during 2010.

Net cash flows provided by financing activities totaled $22,275,899 in 2010, compared to net cash flows provided by financing activities of $114,429,560 in 2009, a change of $92,153,661. Net cash used for FHLB advances increased $49,617,754 during 2010 compared to 2009 as cash provided by deposits decreased $37,285,094.

The Bank expects to be able to fund loan demand and other investing activities during 2011 by continuing to utilize the FHLB’s advance program and cash flows from securities and loans. On December 31, 2010, approximately $39.8 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the Bank’s liquidity, capital resources or results of operations.

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

The OTS requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. At December 31, 2010, the Bank’s ratios were 8.28%, 8.28%, and 12.67%, respectively, well in excess of the OTS requirements for well-capitalized banks.

Book value per common share was $14.26 at December 31, 2010, compared to $13.48 per common share at December 31, 2009. Tangible book value per common share was $9.27 at December 31, 2010. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. The Company believes that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

	December 31, 2010	December 30, 2009
Shareholders’ equity	$92,391,419	$87,776,253
Less goodwill	27,293,470	27,293,470
Less other intangible assets	1,550,139	2,023,806
Less preferred stock	10,000,000	10,000,000

Tangible common equity	$53,547,810	$48,458,977

Ending common shares outstanding	5,773,772	5,771,772
Tangible book value per common share	$9.27	$8.40

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

The Bank’s one-year cumulative interest-rate gap at December 31, 2010, was positive 0.60%, compared to the December 31, 2009 gap of negative 7.10%. At December 31, 2010, repricing liabilities over the next twelve months were $5.3 million less than repricing assets for the same period compared to repricing liabilities exceeding repricing assets in the amount of $60.8 million at December 31, 2009. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. At 0.60%, the assets and liabilities scheduled to reprice during 2011 are fairly well-matched.

The Bank continues to offer adjustable-rate mortgages, which reprice at one, three, five and seven-year intervals. In addition, the Bank sells most fixed-rate mortgages into the secondary market in order to minimize interest rate risk and provide liquidity.

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

The following table shows the Bank’s interest rate sensitivity (gap) table at December 31, 2010:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	($ in thousands)
Interest-earning assets:
Loans	$151,246	$59,453	$108,791	$185,823	$170,201	$675,514
Investments and overnight deposit	21,004	11,319	20,601	55,931	98,830	207,685

Total	172,250	70,772	129,392	241,754	269,031	883,199

Interest-bearing liabilities:
Deposits	192,883	56,287	86,795	57,102	331,887	724,954
Repurchase agreements	16,165	—	—	—	—	16,165
Borrowings	—	5,000	10,000	30,000	30,959	75,959

Total	209,048	61,287	96,795	87,102	362,846	817,078

Period sensitivity gap	(36,798)	9,485	32,597	154,652	(93,815)	$66,121
Cumulative sensitivity gap	$(36,798)	$(27,313)	$5,284	$159,936	$66,121
Cumulative sensitivity gap as a percentage of interest-earning assets	–4.17%	–3.09%	0.60%	18.11%	7.49%	7.49%

The following table sets forth the Bank’s NPV at December 31, 2010, as calculated by the OTS:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	($ in thousands)
+300 bp	$69,323	$–38,808	–36%	7.28%	–352bp
+200 bp	85,589	–22,542	–21%	8.81%	–199bp
+100 bp	99,434	–8,697	–8%	10.05%	–75bp
+50 bp	104,808	–3,323	–3%	10.52%	–28bp
0 bp	108,131	—	—	10.80%	—
–50 bp	110,211	2,080	+2%	10.96%	+16bp
–100 bp	115,505	7,374	+7%	11.41%	+61bp

Comparison of Years Ended December 31, 2010 and 2009

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2010 increased $1,604,272, or 5.87%, to $28,912,232. The increase was primarily due to the Bank’s lower cost of funds during 2010. Total interest and dividend income decreased $727,610, or 1.85%, to $38,656,532, despite higher average balances on interest-earning assets during 2010, as the yield on interest-earning assets decreased to 4.32% from 4.92%. Interest and fees on loans decreased $1,220,289, or 3.67%, to $31,955,755 in 2010, despite an increase in average balances of $13.7 million, due primarily to a decrease in the average yield on loans to 4.87% from 5.16%.

Interest on taxable investments increased $5,221, or 0.09%, to $6,084,711 in 2010 compared to $6,079,490 in 2009. Dividends decreased $3,663, or 17.71%, to $17,026. Interest on other investments increased $491,121, or 455.08%, to $599,040 due primarily to increase in tax-exempt municipal bonds of $35,452,766 (fair value) during 2010. The yield on the Bank’s investment portfolio declined from 3.94% for the year ended December 31, 2009 to 2.80% for the year ended December 31, 2010 due to lower yielding investments purchased as well as the lower rates on tax-exempt investments.

Total interest expense decreased $2,331,882, or 19.31%, to $9,744,300 for the year ended December 31, 2010. The decrease is primarily due to the 28.75% decrease in the combined cost of funds on deposits and borrowings to 1.14% for the year ended December 31, 2010 from 1.60% for the year ended December 31, 2009. For the year ended December 31, 2010, interest on deposits decreased $2,127,613, or 24.28%, to $6,634,538, despite an increase in average deposits as the cost of deposits decreased to 0.94% from 1.36% compared to the same period in 2009. Interest on FHLB advances and other borrowed money decreased

$58,505, or 2.79%, for the twelve months ended December 31, 2010 to $2,039,544 compared to the same period in 2009 as FHLB advances outstanding decreased to $75,959,361 at December 31, 2010 from $95,962,006 at December 31, 2009.

For the year ended December 31, 2010, the Bank’s combined cost of funds decreased to 1.14% as compared to 1.60% for 2009. The cost of deposits, including repurchase agreements, decreased 41 basis points for 2010 to 0.93 % compared to 1.34% in 2009, due primarily to the downward repricing of maturing time deposits and advances.

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.18% in 2010 from 3.32% in 2009. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.23% during 2010, from 3.41% during 2009.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Yield on loans	4.87%	5.16%	5.86%	6.20%	5.80%
Yield on investment securities	2.80%	3.94%	4.67%	4.93%	4.41%
Combined yield on loans and investments	4.32%	4.92%	5.69%	5.99%	5.53%
Cost of deposits, including repurchase agreements	0.93%	1.34%	2.07%	2.59%	1.77%
Cost of other borrowed funds	2.33%	3.29%	4.19%	5.37%	5.22%
Combined cost of deposits and borrowings	1.14%	1.60%	2.32%	3.08%	2.66%
Interest rate spread	3.18%	3.32%	3.37%	2.91%	2.87%
Net interest margin	3.23%	3.41%	3.46%	3.06%	3.02%

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2010			2009			2008
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2)	$656,355	$31,956	4.87%	$642,655	$33,176	5.16%	$641,100	$37,571	5.86%
Investment securities and other	238,897	6,701	2.80%	157,405	6,208	3.94%	108,533	5,065	4.67%

Total interest-earning assets	895,252	38,657	4.32%	800,060	39,384	4.92%	749,633	42,636	5.69%

Noninterest-earning assets:
Cash	18,259			15,983			17,541
Other noninterest-earning assets (3)	87,321			84,867			66,151

Total noninterest-earning assets	105,580			100,850			83,692

Total	$1,000,832			$900,910			$833,325

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$363,407	$766	0.21%	$333,352	$1,080	0.32%	$331,586	$2,512	0.76%
Time deposits	344,875	5,869	1.70%	310,994	7,682	2.47%	290,648	10,426	3.59%
Repurchase agreements	13,182	59	0.45%	13,705	58	0.42%	14,184	234	1.65%
Capital securities and other borrowed funds	130,718	3,051	2.33%	98,913	3,256	3.29%	84,276	3,542	4.20%

Total interest-bearing liabilities	852,182	9,745	1.14%	756,964	12,076	1.60%	720,694	16,714	2.32%

Noninterest-bearing liabilities:
Demand deposits	26,517			27,917			29,286
Other	30,936			30,880			10,309

Total noninterest-bearing liabilities	57,453			58,797			39,595

Stockholders’ equity	91,197			85,149			73,036

Total	$1,000,832			$900,910			$833,325

Net interest income/Net interest rate spread		$28,912	3.18%		$27,308	3.32%		$25,922	3.37%

Net interest margin			3.23%			3.41%			3.46%

Percentage of interest-earning assets to interest-bearing liabilities			105.05%			105.69%			104.02%

(1)	Monthly average balances have been used for all periods.
(2)

Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.

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

	Year ended December 31, 2010 vs. 2009
	Increase (Decrease)
	due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$740	$(1,960)	$(1,220)
Interest income on investments	1,111	(618)	493

Total interest income	1,851	(2,578)	(727)

Interest expense on savings, NOW and MMAs	113	(427)	(314)
Interest expense on time deposits	977	(2,790)	(1,813)
Interest expense on repurchase agreements	(1)	2	1
Interest expense on capital securities and other borrowings	(2,139)	1,934	(205)

Total interest expense	(1,050)	(1,281)	(2,331)

Net interest income	$2,901	$(1,297)	$1,604

	Year ended December 31, 2009 vs. 2008
	Increase (Decrease)
	due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$80	$(4,475)	$(4,395)
Interest income on investments	1,927	(784)	1,143

Total interest income	2,007	(5,259)	(3,252)

Interest expense on savings, NOW and MMAs	6	(1,438)	(1,432)
Interest expense on time deposits	503	(3,246)	(2,743)
Interest expense on repurchase agreements	(2)	(185)	(187)
Interest expense on capital securities and other borrowings	482	(757)	(275)

Total interest expense	989	(5,626)	(4,637)

Net interest income	$1,018	$367	$1,385

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2010 was $9,841,030 compared to $9,494,007 at December 31, 2009. At $9.8 million, the allowance for loan losses represents 1.44% of total loans, down from 1.51% at December 31, 2009. Total non-performing assets at December 31, 2010 were $10.0 million, representing 101.86% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $2,100,000 to the allowance for loan and lease losses during 2010 compared to $5,846,000 in 2009. The provisions during the twelve months ended December 31, 2010 have been offset by loan charge-offs of $1,627,137 and recoveries of $49,160 during the same period. The overall increase is not specific to any individual credit. The effects of national economic issues continue to be felt in the Bank’s local communities and the national recession as well as portfolio performance and charge-offs influenced the Bank’s decision to increase its allowance for loan losses during 2010. The provisions made in 2010 reflect loan loss experience in 2010 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2011 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. The Bank seeks to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2010, the overdraft allowance was $22,874 compared to $24,625 at year-end 2009. Provisions for overdraft losses were $82,000 during the twelve month period ended December 31, 2010, compared to $106,000 for the same period during 2009. On-going provisions are anticipated as overdraft charge-offs continue and the Bank adheres to its policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1,627,137 during the twelve months ended December 31, 2010 compared to $2,131,758 for the same period in 2009. Recoveries were $49,160 during the twelve months ended December 31, 2010 compared to $211,906 for the same period in 2009. This activity resulted in net charge-offs of $1,577,977 for the twelve months ended December 31, 2010 compared to $1,919,852 for the same period in 2009. One-to-four family residential mortgages, commercial real estate mortgages and commercial loans accounted for 61%, 20%, and 13%, respectively, of the amounts charged-off during the twelve months ended December 31, 2010.

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

	$9,841,030	$9,841,030	$9,841,030	$9,841,030	$9,841,030
	2010	2009	2008	2007	2006
Balance, beginning of year	$9,494,007	$5,567,859	$5,160,628	$3,950,986	$3,990,503

Charge-offs and writedowns:
Residential real estate	998,883	296,801	243,480	89,872	—
Commercial real estate	323,459	1,387,525	133,447	—	—
Land and Construction	45,434	45,102	—	—	—
Consumer loans	45,908	105,326	78,812	33,530	18,498
Commercial loans	213,453	297,004	89,665	5,164	56,698

Total charged-off loans	1,627,137	2,131,758	545,404	128,566	75,196

Recoveries
Residential real estate	9,177	99,570	31,838	5,317	—
Commercial real estate	—	1,000	—	—	—
Construction	—	—	—	—	—
Consumer loans	13,739	11,000	10,797	29,530	5,979
Commercial loans	26,244	100,336	—	—	—

Total recoveries	49,160	211,906	42,635	34,847	5,979

Net charge-offs	1,577,977	1,919,852	502,769	93,719	69,217
Allowance from Acquisitions	—	—	—	1,303,361	—
Transfer	(175,000)	—	—	—	—
Provision for loan loss charged to income	2,100,000	5,846,000	910,000	—	29,700

Balance, end of year	$9,841,030	$9,494,007	$5,567,859	$5,160,628	$3,950,986

Ratio of net charge-offs to average loans	0.25%	0.30%	0.08%	0.02%	0.01%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

	$9,841,030	$9,841,030	$9,841,030	$9,841,030	$9,841,030
	2010	2009	2008	2007	2006
Beginning Balance	$24,625	$26,453	$20,843	$24,136	$31,838

Overdraft Charge-offs	250,288	313,736	373,598	273,872	391,821
Overdraft Recoveries	166,537	205,908	188,108	148,079	183,809

Net Overdraft Losses	83,751	107,828	185,490	125,793	208,012

Provisions for Overdrafts	82,000	106,000	191,100	122,500	200,310

Ending Balance	$22,874	$24,625	$26,453	$20,843	$24,136

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31 ($ in thousands):

	2010			2009			2008
Real estate loans -
Residential, 1-4 family and home equity loans	$3,887	40%	64%	$3,984	42%	64%	$1,965	35%	64%
Residential, 5 or more units	142	1%	2%	151	2%	2%	74	1%	2%
Commercial	2,683	27%	19%	2,855	30%	20%	1,408	25%	20%
Land and Construction	575	6%	3%	227	2%	3%	421	8%	2%
Collateral and consumer loans	70	1%	1%	100	1%	3%	139	2%	2%
Commercial and municipal loans	2,004	20%	11%	2,012	21%	8%	1,376	25%	9%
Impaired loans	480	5%	—	165	2%	—	210	4%	1%
Unallocated	—	—	—	—	—	—	—	—	—

Allowance	$9,841	100%	100%	$9,494	100%	100%	$5,593	100%	100%

Allowance as a percentage of total loans		1.44%			1.51%			0.87%

Non-performing loans as a percentage of allowance		101.86%			64.87%			131.38%

	2007			2006
Real estate loans -
Residential, 1-4 family and home equity loans	$1,723	33%	65%	$1,477	37%	65%
Residential, 5 or more units	65	1%	2%	56	1%	2%
Commercial	1,235	24%	19%	1,059	27%	19%
Land and Construction	501	10%	2%	357	9%	2%
Collateral and consumer loans	199	4%	3%	130	4%	3%
Commercial and municipal loans	1,413	27%	8%	850	21%	9%
Impaired loans	45	1%	1%	46	1%	—
Unallocated	—	—	—	—	—	—

Allowance	$5,181	100%	100%	$3,975	100%	100%

Allowance as a percentage of total loans		0.82%			0.80%

Non-performing loans as a percentage of allowance		96.62%			19.08%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $18,998,657 at December 31, 2010 compared to $12,049,895 at December 31, 2009. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those borrowers are experiencing. In addition, the Bank had $75,000 of OREO at December 31, 2010 representing one property acquired during the twelve months ended December 31, 2010, compared to $100,000 at December 31, 2009. During the twelve months ended December 31, 2010, the Bank sold two properties, one of which was classified as OREO at December 31, 2009 while the other was acquired during 2010. Losses are incurred in the liquidation process and the Bank’s loss experience suggests it is prudent for the Bank to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, the Bank anticipates more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Eleven loans considered impaired loans at December 31, 2010 have specific reserves identified and assigned. The eleven loans are secured by real estate, business assets or a combination of both. At December 31, 2010, the allowance included $479,960 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2009 was $165,000.

Loans over 90 days past due were $2,106,659 at December 31, 2010 compared to $2,753,645 at December 31, 2009. Loans 30 to 89 days past due were $8,955,612 at December 31, 2010 compared to $9,883,831 at December 31, 2009. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions all contributed to the decision to increase the amount of the allowance. As previously noted, the Bank anticipates more charge-offs as loan issues are resolved. As a percentage of assets, non-performing loans increased from 0.65% at December 31, 2009 to 1.00% at December 31, 2010, and as a percentage of total loans, increased from 0.98% at the end of 2009 to 1.46% at the end of 2010.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2010, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2010, the Bank had twenty-one loans with net carrying values of $7,970,889 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2010, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans Of the twenty-one loans classified as troubled debt restructured, six were more than thirty days past due at December 31, 2010. The balances of these loans were $2.5 million and the loans have assigned specific allowances of $67,743. One $2.0 million loan was considered troubled debt restructured at both December 31, 2010 and 2009. The loan was not considered collateral dependent at December 31, 2010, but the appraised value of the commercial real estate suggests no loss of principal and supports the current valuation. At December 31, 2009, the Bank had eight loans with net carrying values of $3,469,660 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

At December 31, 2010 there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	December 31, 2010			December 31, 2009
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
90 day delinquent loans (1)	$600	6.10%	0.06%	$2,152	22.67%	0.22%
Non-accrual impaired loans	1,378	14.00%	0.14%	437	4.60%	0.04%
Trouble debt restructured	7,971	81.00%	0.80%	3,470	36.55%	0.36%
Other real estate owned	75	0.76%	0.01%	100	1.05%	0.01%

Total non-performing assets	$10,024	101.86%	1.01%	$6,159	64.87%	0.63%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the breakdown of non-performing assets at December 31:

	2010	2009	2008	2007	2006
Nonaccrual loans (1)	$9,948,311	$6,059,103	$7,026,992	$4,744,729	$753,992
Real estate and chattel property owned	75,000	100,000	288,305	241,346	—

Total nonperforming assets	$10,023,311	$6,159,103	$7,315,297	$4,986,075	$753,992

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at December 31:

	2010	2009	2008	2007	2006
Real estate loans -
Conventional	$1,645,254	$3,161,330	$2,249,146	$578,068	$278,322
Commercial	7,448,570	2,844,581	4,198,840	4,068,944	361,184
Home equity	119,999	42,179	47,257	—	—
Land and construction	140,401	140,401	—	—	87,500
Consumer loans	18,074	35,612	7,622	97,717	—
Commercial and municipal loans	1,047,628	—	524,127	—	26,986

Total	$10,419,926	$6,224,103	$7,026,992	$4,744,729	$753,992

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

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

Noninterest Income and Expense

Total noninterest income decreased $2,571,792, or 20.02%, to $10,274,243 for the twelve months ended December 31, 2010. The net gain on the sales and calls of securities and the net gain on the sales of loans (each discussed below) accounted for 94.30% of the decrease.

•

Customer service fees decreased $239,190, or 4.40%, due primarily to a reduction of 14.96% in fees assessed on the Bank’s overdraft protection program during 2010 offset in part by increased volume and the related revenue from ATM and debit card usage.

•

Net gain on sales and calls of securities decreased $1,565,885, or 42.92%, due to a lower volume of sales of securities in the amount of $109,539,228 in 2010 compared to $249,601,020 during 2009 and the related lower gains recorded, respectively. As market conditions changed, the Company elected to hold investments during 2010 versus taking advantage of the market conditions for sales present in 2009.

•

Net gain on sales of loans decreased $859,213, or 33.68%, as the Bank sold $96.3 million of 1-4 family conventional mortgage loans into the secondary market during 2010, down from $136.5 million of loans sold during 2009 resulting in lower resulting revenue. The Bank retained a higher portion of originated mortgage loans within their portfolio during 2010, resulting in balance sheet increases of $25,806,758 and $8,178,867 of conventional real estate loans and commercial real estate loans, respectively.

•

Net loss on sale of other real estate owned and fixed assets increased $59,038 during 2010 as the Bank recognized gains of $49,603 on other real estate and chattel property owned during 2010 compared to the recognition of losses in 2009 that included losses of $9,435 on other real estate and chattel property owned.

•	Rental income decreased $2,727, or 0.39%, as revenue within this category remained relatively unchanged.

•

The realized gain in Charter Holding Corp. increased $85,558, or 80.49%, to $191,853 for the twelve months ended December 31, 2010, from $106,295 for the same period in 2009, as a direct reflection of earnings reported by Charter Holding Corp. On September 30, 2010, the Bank increased its investment in CHC from a one-third owner to one-half owner.

•	Brokerage service income decreased in the amount of $7,430 to $2,402 for the year ended December 31, 2010.

•

Other income decreased to zero for the twelve months ended December 31, 2010 compared to $26,348 for the same period in 2009. The revenue recorded in 2009 represents the recovery of real estate tax payments from a long-term tenant.

Total noninterest expenses increased $1,021,714, or 4.17%, to $25,513,494 for the twelve months ended December 31, 2010, from $24,491,780 for the same period in 2009.

•

Salaries and employee benefits increased $1,012,294, or 8.19%, to $13,370,442 for the twelve months ended December 31, 2010 from $12,358,148 for the same period in 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $901,343, or 6.54%, to $14,674,403 for the twelve months ended December 31, 2010, from $13,773,060 for the same period in 2009. Gross salaries increased $724,690, or 6.82%, to $11,352,125 for the twelve months ended December 31, 2010, compared to the same period in 2009. Average full time equivalents decreased to 231 for the twelve months ended December 31, 2010, compared to 234 for the same period in 2009. Benefits costs increased $152,915. This increase includes an increase of $191,151 related to retirement costs offset in part by decreases in health insurance costs and pension costs. The deferral of expenses associated with the origination of loans decreased $110,951, or 7.84%, to $1,303,961 for the twelve months ended December 31, 2010, from $1,414,912 for the same period in 2009. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan.

•

Occupancy and equipment expenses decreased $72,692, or 1.90%, to $3,743,232 for the twelve months ended December 31, 2010 from $3,815,924 for the same period in 2009, due primarily to savings on depreciation as a number of fixed assets became fully depreciated and a reduction in maintenance expenses including lower costs for seasonal expenses such as snow removal and heating fuel during 2010.

•

Advertising and promotion increased $55,632, or 14.78%, to $432,063 for the twelve months ended December 31, 2010 from $376,431 for the same period in 2009, due primarily to increases in the utilization of print, television, and web media and associated costs as well as the direct mail costs associated with the implementation of changes pursuant to Regulation E.

•	Depositors’ insurance decreased $157,288 to $1,020,231 at December 31, 2010, compared to $1,177,519 at December 31, 2009.

•

Professional fees decreased $58,506, or 5.78% to $953,355 for the twelve months ended December 31, 2010 from $1,011,861 for the same period in 2009, due to decreased legal fees of $114,095 offset in part by increases in exam, audit and consulting fees during 2010.

•

Data processing and outside services fees increased $16,726, or 1.82%, to $933,896 for the twelve months ended December 31, 2010 from $917,170 for the same period in 2009 due to increases in core processing, statement rendering and service expenses offset in part by decreases in contingency and correspondent expenses as well as expenses associated with the overdraft protection program.

•

ATM processing fees decreased $94,444, or 15.37%, to $520,072 for the twelve months ended December 31, 2010 from $614,516 for the same period in 2009, due to the increase in part to the negotiation of reduced processing costs.

•

Net (benefit) amortization of mortgage servicing rights (MSR) and mortgage servicing income increased $234,693 to a benefit of $112,965 for the twelve months ended December 31, 2010 from an expense of $121,728 for the same period in 2009, due to an increase of $75,271 in mortgage service income as the servicing portfolio grew from $352,066,692 at December 31, 2009 to $370,331,523 at December 31, 2010 and a decrease of $159,422 in amortization expense during 2010.

•

Other expenses increased $534,315, or 14.40%, to $4,245,538 for the twelve months ended December 31, 2010 from $3,711,223 for the same period in 2009. In particular, periodic impairment benefits associated with mortgage servicing rights decreased $490,563 to $97,013 for the twelve months ended December 31, 2010 compared to periodic impairment benefits of $587,576 for the same period in 2009, and contributions increased $236,603 to $433,020 for the twelve months ended December 31, 2010. The contributions for 2010 include tax credit-qualified contributions of $231,000 and $40,500 in the states of New Hampshire and Vermont, respectively.

Selected Financial Highlights and Ratios

For the Years Ended December 31,	2010	2009	2008	2007	2006
	(In thousands, except per share and percentage data)
Net Income	$7,947	$6,598	$5,725	$4,516	$5,040
Per Share Data:
Basic Earnings (1)	1.29	1.06	1.00	0.93	1.20
Diluted Earnings	1.29	1.06	0.99	0.92	1.17
Dividends Paid	0.52	0.52	0.52	0.52	0.52
Dividend Payout Ratio	40.31	49.06	52.00	55.91	43.33
Return on Average Assets	0.79%	0.73%	0.69%	0.61%	0.75%
Return on Average Equity	8.71%	7.75%	7.84%	7.98%	11.04%

As of December 31,	2010	2009	2008	2007	2006
	(In thousands, except per share, percentage and branch data)
Total Assets	$994,536	$962,601	$843,198	$834,210	$672,031
Total Securities (2)	203,599	224,469	86,935	94,343	99,063
Loans, Net	670,820	620,333	636,720	626,274	492,712
Total Deposits	778,219	734,429	653,353	652,952	465,506
Federal Home Loan Bank Advances	75,959	95,962	66,317	63,387	120,000
Stockholders’ Equity	92,391	87,776	74,677	72,667	48,409
Book Value per Common Share	$14.26	$13.48	$12.99	$12.69	$11.58
Average Common Equity to Average Assets	9.45%	9.45%	8.76%	7.84%	6.91%
Shares Outstanding	5,773,772	5,771,772	5,747,772	5,726,772	4,180,080
Number of Branch Locations	28	28	28	29	18

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board “FASB” issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The ASU did not have a material impact on the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 15. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

For additional information on the above-referenced new accounting standards, refer to Note 1 of the Consolidated Financial Statements beginning on page 43 of this report.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009, and 2008 includes net deferred income tax benefit of $104,521, $1,200,943, and $681,082, respectively. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

The Bank has provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2009 and 2008

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

Total net loans receivable excluding loans held-for-sale decreased $16,387,684, or 2.57%, to $620,332,606 at December 31, 2009. The Bank’s conventional real estate loan portfolio decreased $10,469,964, or 3.04%, to $333,531,436. Construction loans decreased $1,047,422, or 7.75%, to $12,467,786. Commercial real estate loans decreased $3,753,796, or 2.69%, to $135,838,539. Additionally, consumer loans increased $3,513,309, or 4.42%, to $82,981,689 and commercial and municipal loans decreased $104,519, or 0.17%, to $62,386,826. Sold loans totaled $352,066,692 at year-end 2009, compared to $311,228,362, at year-end 2008. Sold loans are loans originated by the Bank and sold to the secondary market with the Bank retaining the majority of servicing of these loans. At December 31, 2009, the Bank expected to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, the Bank holds adjustable-rate loans in portfolio. At December 31, 2009, adjustable-rate mortgages comprised approximately 80% of the Bank’s real estate mortgage loan portfolio, which was consistent with prior years. Non-performing assets were 0.29% of total assets and 0.98% of total loans at December 31, 2009, compared to 0.83% and 1.10%, respectively, at December 31, 2008, as the Bank continued to originate loans using conservative, standardized underwriting.

The fair value of investment securities available-for-sale increased $136,304,613, or 166.25%, to $218,293,101 at December 31, 2009, from $81,988,488 at December 31, 2008. The Bank realized $3,648,795 in the gains on the sales and calls of securities during 2009, compared to $909,919 in gains on the sales and calls of securities recorded during 2008. The U.S. Treasury’s actions during 2008 to place Fannie Mae under conservatorship resulted in an other-than-temporary impairment to the fair market value of 20,000 shares of Fannie Mae Preferred Stock, Series F held by the Bank as previously disclosed in Current Report Form 8-K dated October 1, 2008. As a result, the Company recorded a writedown of $879,720 due to the other-than-temporary impairment of Fannie Mae Preferred Stock during 2008. At December 31, 2009, the Bank’s investment portfolio had a net unrealized holding loss of $837,491, compared to a net unrealized holding gain of $368,441 at December 31, 2008. The securities in the Bank’s investment portfolio that are temporarily impaired at December 31, 2009 consist of debt securities issued by U.S. Government corporations or agencies, corporate debt with investment-grade credit ratings and preferred stock issued by corporations and government sponsored agencies. At December 31, 2009, one investment held in the Company’s portfolio as available-for-sale, U.S. Bank Capital Trust Preferred VIII, had an unrealized market loss of $348,000 compared an unrealized market loss of $722,000 at December 31, 2008. The unrealized loss was primarily attributable to changes in market interest rates. At December 31, 2009, management did not intend to sell these securities in the near term. As management had the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines were deemed to be other than temporary.

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

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2009 increased $1,386,231, or 5.35%, to $27,307,960. The increase was primarily due to the Bank’s lower cost of funds during 2009. Total interest and dividend income decreased $3,251,635, or 7.63%, to $39,384,142 as the yield on interest-earning assets decreased to 4.92% from 5.69%. Interest and fees on loans decreased $4,394,628, or 11.70%, to $33,176,044 in 2009, due primarily to a decrease in the average yield on loans to 5.16% from 5.86%.

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

The Bank’s interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.32% in 2009 from 3.37% in 2008. The Bank’s net interest margin, representing net interest income as a percentage of average interest-earning assets decreased to 3.41% during 2009, from 3.46% during 2008.

Allowance and Provision for Loan Losses

At December 31, 2009, the allowance for loan losses was $9,494,007 compared to $5,567,859 at year-end 2008. The increase was due to provisions of $5,846,000 and recoveries of $211,906, which were partially offset by loan charge-offs of $2,131,758. The amounts shown in this paragraph and the next two paragraphs do not include amounts associated with overdrafts on checking accounts.

The $5,846,000 provision made in 2009 reflected both the higher loan loss experience in 2009 and the changes in economic conditions that increase the risk of loss inherent in the loan portfolio. The higher loan loss experience was largely attributable to weaker real estate market conditions. Management anticipated making additional provisions in 2010 to maintain the allowance at an adequate level.

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

Total classified loans, excluding special mention loans, at December 31, 2009 and 2008, were $11,876,373 and $9,122,365, respectively. Special mention loans were $14,054,577 at December 31, 2009, compared to $12,153,366 at year-end 2008. These changes were a reflection of the lingering national recession which adversely affected borrowers’ capacity to service debt. At December 31, 2009, the special mention loans continued to perform and did not warrant adverse classification at that time.

The classified loans included $4,237,087 of impaired loans at December 31, 2009, compared to $4,547,504 at December 31, 2008. The impaired loans met the criteria established under ASC 310-10-35, although one $2.0 million loan considered restructured at year-end 2009 and impaired at year-end 2008 continued to perform. The $2.0 million loan was not considered collateral dependent at December 31, 2009, but the appraised value of the commercial real estate suggested no loss of principal and supported the current valuation. Four loans considered impaired loans at December 31, 2009, with specific reserves, were all under $200,000 and are secured with real estate. At December 31, 2009, the allowance included $165,000 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2008 was $209,500.

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

As a percentage of assets, non-performing loans decreased from 0.87% at the year-end 2008 to 0.29% at December 31, 2009, and as a percentage of total loans, decreased from 1.10% at the end of 2008 to 0.98% at the end of 2009. At December 31, 2009, the Bank held $100,000 of other real estate owned and repossessed assets. This represented a decrease over the $263,000 held at the end of 2008. During 2009, the Bank sold three properties that were acquired in previous periods and sold two properties that were acquired during 2009. One property acquired during 2009 remained in OREO at December 31, 2009 with a book value of $100,000. Adjustments to the valuation of OREO are charged against earnings and do not impact the allowance for loan losses. If all non-accruing loans had been current in accordance with their terms during the years ended December 31, 2009 and 2008, interest income realized on such loans would have amounted to approximately $139,520 and $118,700, respectively.

At December 31, 2009, the Bank had eight loans with net carrying values of $3,469,660 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2009, all “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. At December 31, 2008, the Bank had no loans considered “troubled debt restructures.”

Noninterest Income and Expense

Total noninterest income increased $5,148,937, or 66.89%, to $12,846,035 for the twelve months ended December 31, 2009. The net gain on the sales and calls of securities and the net gain on the sales of loans accounted for 86.46% of the increase.

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

•

Salaries and employee benefits increased $167,684, or 1.38%, to $12,358,148 for the twelve months ended December 31, 2009 from $12,190,464 for the same period in 2008. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $582,326, or 4.41%, to $13,773,060 for the twelve months ended December 31, 2009, from $13,190,734 for the same period in 2008. Gross salaries increased $181,730, or 1.74%, to $10,627,440 for the twelve months ended December 31, 2009, compared to the same period in 2008. Average full time equivalents decreased to 234 for the twelve months ended December 31, 2009, compared to 250 for the same period in 2008. Benefits costs, particularly associated with retirement and pension benefits, increased $454,119. This increase included an increase of $324,528 related to periodic pension costs. The deferral of expenses associated with the origination of loans increased $414,642, or 41.45%, to $1,414,912 for the twelve months ended December 31, 2009, from $1,000,270 for the same period in 2008. This increase was due to higher volume of loans originated in 2009 compared to 2008, resulting in a higher amount of deferred salary and employee benefits expenses associated with origination costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 25, 2011

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2010	2009
ASSETS
Cash and due from banks	$21,512,894	$20,338,652
Federal Reserve Bank interest bearing deposit	11,700,000	17,700,000

Total cash and cash equivalents	33,212,894	38,038,652
Securities available-for-sale	195,984,515	218,293,101
Federal Home Loan Bank stock	7,614,600	6,175,800
Loans held-for-sale	5,887,141	2,077,900
Loans receivable, net of the allowance for loan losses of $9,863,904 as of December 31, 2010 and $9,518,632 as of December 31, 2009	675,513,787	620,332,606
Accrued interest receivable	2,986,348	2,972,403
Premises and equipment, net	16,671,896	17,034,220
Investments in real estate	3,550,427	3,505,828
Other real estate owned	75,000	100,000
Goodwill	27,293,470	27,293,470
Intangible assets - core deposits	1,550,139	2,023,806
Investment in partially owned Charter Holding Corp., at equity	4,898,869	3,083,084
Bank owned life insurance	10,358,288	9,965,068
Other assets	9,456,510	11,705,249

Total assets	$995,053,884	$962,601,187

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits:
Noninterest-bearing	$53,265,124	$48,430,291
Interest-bearing	724,953,993	685,998,477

Total deposits	778,219,117	734,428,768
Federal Home Loan Bank advances	75,959,361	95,962,006
Other borrowings	—	2,077,500
Securities sold under agreements to repurchase	16,165,074	12,118,953
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	11,698,913	9,617,707

Total liabilities	902,662,465	874,824,934

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding; liquidation value $1,000 per share	100	100
Common stock, $.01 par value, per share: 10,000,000 shares authorized, 6,234,051 shares issued and 5,773,772 shares outstanding as of December 31, 2010 and 6,232,051 shares issued and 5,771,772 shares outstanding as of December 31, 2009	62,341	62,321
Warrants	85,020	85,020
Paid-in capital	55,920,664	55,884,604
Retained earnings	46,000,732	41,570,797
Accumulated other comprehensive loss	(2,526,715)	(2,675,866)
Treasury stock, 460,279 shares as of December 31, 2010 and 2009, at cost	(7,150,723)	(7,150,723)

Total stockholders’ equity	92,391,419	87,776,253

Total liabilities and stockholders’ equity	$995,053,884	$962,601,187

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31,	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$31,955,755	$33,176,044	$37,570,672
Interest on debt investments
Taxable	6,084,711	6,079,490	4,460,190
Dividends	17,026	20,689	329,877
Other	599,040	107,919	275,038

Total interest and dividend income	38,656,532	39,384,142	42,635,777

INTEREST EXPENSE
Interest on deposits	6,634,538	8,762,151	12,937,657
Interest on advances and other borrowed money	2,039,544	2,098,049	2,226,556
Interest on debentures	1,011,037	1,157,953	1,315,365
Interest on securities sold under agreements to repurchase	59,181	58,029	234,470

Total interest expense	9,744,300	12,076,182	16,714,048

Net interest and dividend income	28,912,232	27,307,960	25,921,729
PROVISION FOR LOAN LOSSES	2,182,000	5,952,000	1,101,100

Net interest and dividend income after provision for loan losses	26,730,232	21,355,960	24,820,629

NONINTEREST INCOME
Customer service fees	5,197,963	5,437,153	5,492,839
Net gain on sales and calls of securities	2,082,910	3,648,795	909,919
Writedown of securities	—	—	(879,720)
Net gain on sales of loans	1,692,332	2,551,545	838,400
Net gain (loss) on sales of other real estate owned, other assets and fixed assets	49,603	(9,435)	(59,878)
Rental income	700,845	703,572	675,256
Realized gain in Charter Holding Corp.	191,853	106,295	253,114
Brokerage service income	2,402	9,832	85,301
Bank owned life insurance income	356,335	371,930	380,195
Other income	—	26,348	1,672

Total noninterest income	10,274,243	12,846,035	7,697,098

NONINTEREST EXPENSES
Salaries and employee benefits	13,370,442	12,358,148	12,190,464
Occupancy and equipment expenses	3,743,232	3,815,924	3,989,322
Advertising and promotion	432,063	376,431	483,429
Depositors’ insurance	1,020,231	1,177,519	128,617
Professional services	953,355	1,011,861	834,956
Data processing and outside services fees	933,896	917,170	982,407
ATM processing fees	520,072	614,516	582,867
Net (benefit) amortization of mortgage servicing rights and mortgage servicing income	(112,965)	121,728	25,843
Supplies	407,630	387,260	459,740
Other expenses	4,245,538	3,711,223	4,940,684

Total noninterest expenses	25,513,494	24,491,780	24,618,329

INCOME BEFORE PROVISION FOR INCOME TAXES	11,490,981	9,710,215	7,899,398
PROVISION FOR INCOME TAXES	3,543,546	3,112,509	2,174,326

NET INCOME	$7,947,435	$6,597,706	$5,725,072

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,431,256	$6,103,445	$5,725,072

Earnings per common share	$1.29	$1.06	$1.00

Earnings per common share, assuming dilution	$1.29	$1.06	$0.99

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31,	2010	2009	2008
PREFERRED STOCK
Balance, beginning of year	$100	$—	$—
Issuance of preferred stock	—	100	—

Balance, end of year	$100	$100	$—

COMMON STOCK
Balance, beginning of year	$62,321	$62,081	$61,821
Exercise of stock options (2,000 shares in 2010, 24,000 shares in 2009 and 26,000 shares in 2008)	20	240	260

Balance, end of year	$62,341	$62,321	$62,081

WARRANTS
Balance, beginning of year	$85,020	$—	$—
Issuance of warrants	—	85,020	—

Balance, end of year	$85,020	$85,020	$—

PAID-IN CAPITAL
Balance, beginning of year	$55,884,604	$45,756,112	$45,480,955
Increase on issuance of common stock from the exercise of stock options	18,230	180,260	248,865
Tax benefit for stock options	1,651	17,173	26,292
Issuance of preferred stock	—	9,914,880	—
Preferred stock net accretion	16,179	16,179	—

Balance, end of year	$55,920,664	$55,884,604	$45,756,112

RETAINED EARNINGS
Balance, beginning of year	$41,570,797	$38,399,369	$35,982,392
Net income	7,947,435	6,597,706	5,725,072
Cumulative effect of a change in accounting principle - initial application of ASC 715 - 60	—	—	(320,034)
Preferred stock net accretion	(16,179)	(16,179)	—
Cash dividends paid, preferred stock	(500,000)	(415,278)	—
Cash dividends paid, common stock	(3,001,321)	(2,994,821)	(2,988,061)

Balance, end of year	$46,000,732	$41,570,797	$38,399,369

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,675,866)	$(2,389,747)	$(1,768,076)
Unrealized holding gain (loss) on securities available- for- sale, net of tax effect	314,100	(728,263)	1,226,878
Other comprehensive (loss) income - pension plan, net of tax effect	(131,665)	291,498	(1,356,767)
Other comprehensive (loss) income - derivative, net of tax effect	(95,682)	146,845	(480,741)
Other comprehensive income (loss) - equity investment	62,398	3,801	(11,041)

Balance, end of year	$(2,526,715)	$(2,675,866)	$(2,389,747)

TREASURY STOCK
Balance, beginning of year	$(7,150,723)	$(7,150,723)	$(7,089,769)
Shares repurchased (5,000 shares)	—	—	(60,954)

Balance, end of year	$(7,150,723)	$(7,150,723)	$(7,150,723)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31,	2010	2009	2008
Net income	$7,947,435	$6,597,706	$5,725,072
Other comprehensive income (loss), net of tax effect	149,151	(286,119)	(621,671)

Comprehensive income	$8,096,586	$6,311,587	$5,103,401

Reclassification disclosure for the years ended December 31:

	2010	2009	2008
Net unrealized holding gains on available-for-sale securities	$2,603,029	$2,442,863	$2,061,789
Reclassification adjustment for realized gains in net income	(2,082,910)	(3,648,795)	(30,199)

Other comprehensive income (loss) before income tax effect	520,119	(1,205,932)	2,031,590
Income tax (expense) benefit	(206,019)	477,669	(804,712)

	314,100	(728,263)	1,226,878

Other comprehensive (loss) income - pension plan	(218,025)	482,693	(2,246,677)
Income tax benefit (expense)	86,360	(191,195)	889,910

	(131,665)	291,498	(1,356,767)

Change in fair value of derivatives used for cash flow hedges	(158,438)	243,162	(796,061)
Income tax benefit (expense)	62,756	(96,317)	315,320

	(95,682)	146,845	(480,741)

Other comprehensive income (loss) - equity investment	62,398	11,042	(18,282)
Income tax (expense) benefit	—	(7,241)	7,241

	62,398	3,801	(11,041)

Other comprehensive income (loss), net of tax effect	$149,151	$(286,119)	$(621,671)

Accumulated other comprehensive loss consists of the following as of December 31:

	2010	2009	2008
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(191,661)	$(505,761)	$222,502
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,960,634)	(1,828,969)	(2,120,467)
Unrecognized net loss, derivative, net of tax	(429,578)	(333,896)	(480,741)
Unrecognized net income (loss), equity investment, net of tax	55,158	(7,240)	(11,041)

Accumulated other comprehensive loss	$(2,526,715)	$(2,675,866)	$(2,389,747)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$7,947,435	$6,597,706	$5,725,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,418,381	1,497,721	1,521,290
Net (increase) decrease in mortgage servicing rights	(279,318)	(982,975)	953,619
Amortization of securities, net	1,069,916	391,218	8,541
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,694	10,693
Amortization of fair value adjustments, net (loans, deposits and borrowings)	98,122	123,409	273,863
Amortization of core deposit intangible	473,667	536,721	599,776
Net (increase) decrease in loans held-for-sale	(3,809,241)	(140,150)	570,130
Writedown of other real estate	—	—	53,741
Net (gain) loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(49,603)	9,435	59,878
Net gain on sales and calls of securities	(2,082,910)	(3,648,795)	(909,919)
Writedown of securities	—	—	879,720
Equity in gain of partially owned Charter Holding Corp.	(191,853)	(117,334)	(253,116)
Provision for loan losses	2,182,000	5,952,000	1,101,100
Deferred tax benefit	(104,521)	(1,200,943)	(681,082)
Change in cash surrender value of life insurance	(382,125)	(397,806)	(403,223)
Decrease (increase) in accrued interest receivable and other assets	2,494,966	(2,982,905)	(340,816)
Change in deferred loan origination costs, net	73,947	404,330	123,037
Increase in accrued expenses and other liabilities	1,531,394	88,124	2,093,924

Net cash provided by operating activities	10,400,950	6,140,450	11,386,228

Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	—	16,000
Capital expenditures - investment in real estate	(140,448)	(12,503)	(164,692)
Capital expenditures - software	(76,452)	(32,148)	(191,779)
Capital expenditures - premises and equipment	(868,185)	(681,617)	(1,381,003)
Proceeds from sales of securities available-for-sale	109,539,228	249,601,020	20,191,593
Purchases of securities available-for-sale	(131,963,998)	(403,382,693)	(76,008,596)
Proceeds from maturities of securities available-for-sale	46,266,469	40,397,065	41,823,406
Purchases of Federal Home Loan Bank stock	(1,438,800)	(1,229,500)	(660,700)
Redemption of Federal Home Loan Bank stock	—	—	3,247,100
Capital distribution - Charter Holding Corp., at equity	203,466	170,145	251,171
Additional investment in Charter Holding Corp.	(1,765,000)	—	—
Loan originations and principal collections, net	(48,789,593)	10,569,361	(10,918,367)
Purchases of loans	(8,980,000)	(1,176,964)	(1,326,296)
Recoveries of loans previously charged off	215,698	417,815	230,744
Proceeds from sales of other real estate and other assets	306,103	278,065	173,318
Premium paid on life insurance policies	(11,095)	(11,095)	(11,095)

Net cash used in investing activities	(37,502,607)	(105,093,049)	(24,729,196)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

For the years ended December 31,	2010		2009		2008
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts		32,961,675		32,835,474		2,700,885
Net increase in time deposits		10,828,674		48,239,969		(2,484,827)
(Decrease) increase in short-term advances from Federal Home Loan Bank		(40,000,000)		35,000,000		4,383,000
Principal advances from Federal Home Loan Bank		75,000,000		5,000,000		60,000,000
Repayment of advances from Federal Home Loan Bank		(55,000,000)		(10,382,246)		(61,481,048)
Increase in other borrowed funds		—		—		2,000,000
Repayment of other borrowed funds		(2,077,500)		(80,000)		(80,000)
Net increase (decrease) in repurchase agreements		4,046,121		(2,954,038)		(368,002)
Proceeds from issuance of preferred stock		—		10,000,000		—
Repurchase of treasury stock		—		—		(60,954)
Dividends paid on preferred stock		(500,000)		(415,278)		—
Dividends paid on common stock		(3,001,321)		(2,994,821)		(2,988,061)
Proceeds from exercise of stock options		18,250		180,500		249,125

Net cash provided by financing activities		22,275,899		114,429,560		1,870,118

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(4,825,758)		15,476,961		(11,472,850)
CASH AND CASH EQUIVALENTS, beginning of year		38,038,652		22,561,691		34,034,541

CASH AND CASH EQUIVALENTS, end of year		$33,212,894		$38,038,652		$22,561,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$9,769,267		$12,232,380		$17,216,587

Income taxes paid		$4,630,331		$4,036,885		$2,966,932

Loans transferred to other real estate owned		$310,000		$350,000		$284,000

Loans originated from sales of other real estate owned		$119,000		$225,500		$—

Change in due from broker	$			$(20,868,360)		$20,868,360

Allowance for loan losses transferred to other liabilities		$175,000	$		$

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (the “Bank”), a federal stock savings bank, operates twenty eight branches primarily in Grafton, Hillsborough, Sullivan, Chester and Merrimack counties in west central New Hampshire and Rutland and Windsor Counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (LSGI), which owns and maintains all buildings and investment properties, and Lake Sunapee Financial Services Corp. (LSFSC), which sells brokerage securities and insurance products to customers. LSGI and LSFSC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with ASC 810-10, “Consolidation - Overall,” the subsidiaries have not been included in the consolidated financial statements.

As described in recent accounting pronouncements, in June 2009 ASC 810-10 was amended by SFAS No. 166 and SFAS No. 167, which were effective for the Company in the first interim reporting period of 2010. SFAS No. 167 amended the consolidation guidance in ASC 810-10. These amendments to ASC 810-10 did not have a material impact on the Company’s financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2010 and 2009 includes $9,747,000 and $9,049,000, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

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

Federal Home Loan Bank stock - As a member of the Federal Home Loan Bank (FHLB), the Company is required to invest in $100 par value stock of FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its analysis of the FHLB of Boston as of December 31, 2010, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

On December 8, 2008, the FHLB of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

Investment in Charter Holding Corp. - As of December 31, 1999, the Company had an investment of $79,999 in the common stock of Charter Holding Corp. (CHC). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (PNET) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of Charter Holding Corp. with assets of approximately $1.7 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks owned one-third of CHC at an additional cost of $3,033,337 each. Goodwill resulting from the acquisition was “pushed down” to the financial statements of CHC. On September 30, 2010, the Company and one of the other banks purchased the third bank’s ownership interest. As a result, the Company and one other bank each hold 50% ownership of CHC at December 31, 2010. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from seven offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

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

NOTE 1. Summary of significant accounting policies: (continued)

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General component - The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. This segment also includes home equity loans.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout New Hampshire and Vermont. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans: The Bank offers construction loan financing on one-to-four family owner occupied dwellings in the Bank’s local real estate market. Generally, the Bank makes construction up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. The Bank also offers a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of the Bank’s conventional residential program.

Commercial loans: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

NOTE 1. Summary of significant accounting policies: (continued)

Consumer loans: Loans in this segment are unsecured or secured by collateral such as automobiles, boats and other recreational vehicles. Repayment is dependent on the credit quality of the individual borrower.

Allocated component - The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans be either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component - An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Deferred loan origination fees - Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Company amortizes these amounts over the contractual life of the related loans.

Loan servicing - The Company recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

NOTE 1. Summary of significant accounting policies: (continued)

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

NOTE 1. Summary of significant accounting policies: (continued)

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

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money-market accounts and certificates of deposits (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

NOTE 1. Summary of significant accounting policies: (continued)

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

Stock based compensation - At December 31, 2010, the Company has two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation - Stock Compensation - Overall.”

Recent accounting pronouncements - In June 2009, the Financial Accounting Standards Board “FASB” issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The ASU did not have a material impact on the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 15. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

NOTE 1. Summary of significant accounting policies: (continued)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating rate payments on Trust II to fixed rate payments. The terms of the interest rate swap agreement are as follows:

Notional amount:	$10,000,000
Trade date:	May 1, 2008
Effective date:	June 17, 2008
Termination date:	June 17, 2013
Fixed rate payer:	New Hampshire Thrift Bancshares, Inc.
Payment dates:	Quarterly
Fixed rate:	6.65%
Floating rate payer:	PNC Bank
Payment dates:	Quarterly
Index:	Three month LIBOR

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2010:
Bonds and notes -
U. S. Government, including agencies	$6,000,000	$—	$182,812	$5,817,188
Mortgage-backed securities	117,428,093	659,893	298,977	117,789,009
Municipal bonds	32,864,211	38,718	1,335,852	31,567,077
Other bonds and debentures	36,069,067	853,523	38,340	36,884,250
Preferred stock with maturities	3,445,850	—	42,729	3,403,121
Equity securities	494,666	30,414	1,210	523,870

Total available-for-sale	$196,301,887	$1,582,548	$1,899,920	$195,984,515

NOTE 3. Securities: (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2009:
Bonds and notes -
U.S. Government, including agencies	$2,004,184	$45,504	$—	$2,049,688
Mortgage-backed securities	169,448,355	367,048	991,800	168,823,603
Municipal bonds	1,361,988	69,486	—	1,431,474
Other bonds and debentures	40,821,399	215,896	162,789	40,874,506
Preferred stock with maturities	5,000,000	—	348,000	4,652,000
Equity securities	494,666	23,380	56,216	461,830

Total available-for-sale	$219,130,592	$721,314	$1,558,805	$218,293,101

For the year ended December 31, 2010, proceeds from sales of securities available-for-sale amounted to $109,539,228. Gross gains of $2,038,171 and gross losses of $2,910 were realized during 2010 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $806,167. For the year ended December 31, 2009, proceeds from sales of securities available-for-sale amounted to $249,601,020. Gross gains of $3,664,809 and gross losses of $27,889 were realized during 2009 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1,440,584. For the year ended December 31, 2008, proceeds from sales of securities available-for-sale amounted to $20,191,593. Gross gains of $909,919 were realized during 2008 on sales of available-for-sale securities. The tax provision applicable to these gross realized gains amounted to $360,419.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2010:

Fair Value
Municipal bonds	$3,010,680
Other bonds and debentures	7,166,507

Total due in less than one year	$10,177,187

Municipal bonds	$2,850,722
Other bonds and debentures	29,531,083

Total due after one year through five years	$32,381,805

U.S. Government, including agencies	$5,817,188
Municipal bonds	7,620,186

Total due after five years through ten years	$13,437,374

Municipal bonds	$18,085,489
Preferred stock with maturities	3,403,121
Other bonds and debentures	186,660

Total due after ten years	$21,675,270

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of equity as of December 31, 2010.

Securities, carried at $123,451,446 and $154,067,231 were pledged to secure public deposits, the treasury, tax and loan account and securities sold under agreements to repurchase as of December 31, 2010 and 2009, respectively.

NOTE 3. Securities: (continued)

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
Bonds and notes -
U.S. Government, including agencies	$5,817,188	$182,812	$—	$—	$5,817,188	$182,812
Mortgage-backed securities	34,743,025	298,977	—	—	34,743,025	298,977
Municipal bonds	25,420,287	1,335,852	—	—	25,420,287	1,335,852
Other bonds and debentures	—	—	186,660	38,340	186,660	38,340
Preferred stock with maturities			3,403,121	42,729	3,403,121	42,729
Equity securities	—	—	147,015	1,210	147,015	1,210

Total temporarily impaired securities	$65,980,500	$1,817,641	$3,736,796	$82,279	$69,717,296	$1,899,920

December 31, 2009:
Bonds and notes -
Mortgage-backed securities	$136,208,493	$991,800	$—	$—	$136,208,493	$991,800
Other bonds and debentures	13,625,504	162,789	—	—	13,625,504	162,789
Preferred stock with maturities	—	—	4,652,000	348,000	4,652,000	348,000
Equity securities	—	—	432,630	56,216	432,630	56,216

Total temporarily impaired securities	$149,833,997	$1,154,589	$5,084,630	$404,216	$154,918,627	$1,558,805

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2010 consist primarily of debt securities and mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, a trust preferred security issued by a bank, and municipal bonds. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not specific to the issuer of the security. As Company management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2010	2009
Real estate loans
Conventional	$347,605,965	$327,691,346
Home equity	74,883,507	73,610,211
Construction	19,210,102	18,307,877
Commercial	143,767,814	135,838,539

	585,467,388	555,447,973
Consumer loans	8,078,946	9,371,477
Commercial and municipal loans	89,361,109	62,386,826
Unamortized adjustment to fair value	1,202,491	1,303,258

Total loans	684,109,934	628,509,534
Allowance for loan losses	(9,863,904)	(9,518,632)
Deferred loan origination costs, net	1,267,757	1,341,704

Loans receivable, net	$675,513,787	$620,332,606

NOTE 4. Loans receivable: (continued)

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

	2010	2009	2008
BALANCE, beginning of year	$9,518,632	$5,594,312	$5,181,471
Charged-off loans	(1,877,426)	(2,445,495)	(919,003)
Recoveries of loans previously charged-off	215,698	417,815	230,744
Transfer to allowance for unfunded commitments	(175,000)	—	—
Provision for loan losses charged to income	2,182,000	5,952,000	1,101,100

BALANCE, end of year	$9,863,904	$9,518,632	$5,594,312

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2010. Total loans to such persons and their companies amounted to $378,568 as of December 31, 2010. During 2010, principal advances of $644,500 were made and principal payments totaled $998,187.

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of December 31, 2010:

	Real Estate:
	Residential	Commercial	Land and Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance:
Individually evaluated for impairment	$10,856	$275,891	$—	$193,213	$—	$—	$479,960
Ending balance:
Collectively evaluated for impairment	3,970,851	2,644,424	566,711	1,975,336	91,815	134,807	9,383,944

Total allowance for loan and lease loss ending balance	$3,981,707	$2,920,315	$566,711	$2,168,549	$91,815	$134,807	$9,863,904

Loans:
Ending balance:
Individually evaluated for impairment	$1,191,771	$7,859,713	$140,401	$767,776	$—	$—	$9,959,661
Ending balance:
Collectively evaluated for impairment	422,368,833	135,829,877	19,069,701	88,776,685	8,105,177	—	674,150,273

Total loans ending balance	$423,560,604	$143,689,590	$19,210,102	$89,544,461	$8,105,177	$—	$684,109,934

NOTE 4. Loans receivable: (continued)

The following table sets forth information regarding nonaccrual loans and past-due loans as of December 31, 2010:

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$4,150,213	$1,768,041	$461,828	$6,380,082	$1,645,254
Commercial	1,579,749	382,920	1,086,505	3,049,174	7,448,570
Home equity	395,674	39,986	119,999	555,659	119,999
Land and construction	21,348	—	140,401	161,749	140,401
Commercial	268,777	283,313	279,852	831,942	1,047,628
Consumer	65,591	—	18,074	83,665	18,074

Total	$6,481,352	$2,474,260	$2,106,659	$11,062,271	$10,419,926

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31, 2009:

Total nonaccrual loans	$2,754,443

Accruing loans which are 90 days or more overdue	$—

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
December 31, 2010:
With no related allowance recorded:
Real estate:
Conventional	$651,222	$651,222	$—
Commercial	6,313,120	6,313,120	—

Total impaired with no related allowance	$6,964,342	$6,964,342	$—

With an allowance recorded:
Real estate:
Conventional	$540,549	$540,549	$10,856
Commercial	1,546,593	1,546,593	199,240
Land and construction	140,401	140,401	76,651
Commercial and industrial	767,776	767,776	193,213

Total impaired with an allowance recorded	$2,995,319	$2,995,319	$479,960

Total:
Real Estate:
Residential	$1,191,771	$1,191,771	$10,856
Commercial	7,859,713	7,859,713	199,240
Land and construction	140,401	140,401	76,651
Commercial and industrial	767,776	767,776	193,213

Total impaired loans	$9,959,661	$9,959,661	$479,960

NOTE 4. Loans receivable: (continued)

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2009:

	December 31, 2009
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$602,118	$165,000
Loans for which there is no related allowance for credit losses	3,634,969	—

Totals	$4,237,087	$165,000

The average recorded investment and the related amount of interest income recognized during the time the loans were impaired as defined in ASC 310-10-35 is as follows for the years ended December 31, 2010 and 2009:

	2010	2009	2008
	Recorded Investment In Impaired Loans	Recorded Investment In Impaired Loans	Recorded Investment In Impaired Loans
Average recorded investment in impaired loans during the year ended December 31	$7,862,724	$4,990,862	$3,923,353

Related amount of interest income recognized during the time, in the year ended December 31 that the loans were impaired
Total recognized	$452,540	$114,353	$144,512

Amount recognized using a cash-basis method of accounting	$452,540	$52,482	$144,512

The following table presents the Company’s loans by risk rating as of December 31, 2010:

Credit quality indicators

	Real Estate			Commercial	Consumer	Total
	Residential	Commercial	Land and Construction
Grade:
Pass	$421,918,297	$116,963,627	$19,069,701	$87,445,365	$8,087,103	$653,484,093
Special Mention	—	10,032,201	—	1,115,023	—	11,147,224
Substandard	1,642,307	16,693,762	140,401	984,073	18,074	19,478,617

Total	$423,560,604	$143,689,590	$19,210,102	$89,544,461	$8,105,177	$684,109,934

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 10-35: Loans in these categories are considered “pass” rated loans with low to average risk.

NOTE 4. Loans receivable: (continued)

Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 70: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250,000.

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

	2010	2009
Sold loans	$370,331,523	$352,066,692

Participation loans	$32,307,800	$27,168,509

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2010 and 2009 was $1,983,488 and $1,704,170, respectively.

Servicing rights of $976,653, $1,349,169 and $583,738 were capitalized in 2010, 2009 and 2008, respectively. Amortization of capitalized servicing rights was $794,348 in 2010, $953,770 in 2009 and $818,084 in 2008.

The fair value of capitalized servicing rights was $2,294,012 and $2,077,317 as of December 31, 2010 and 2009, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

	2010	2009
Balance, beginning of year	$142,241	$729,817
Decrease	(97,013)	(587,576)

Balance, end of year	$45,228	$142,241

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

	2010	2009
Land and land improvements	$2,437,784	$2,437,784
Buildings and premises	18,819,118	18,509,782
Furniture, fixtures and equipment	9,213,215	8,654,366

	30,470,117	29,601,932
Less - Accumulated depreciation	13,798,221	12,567,712

	$16,671,896	$17,034,220

Depreciation expense amounted to $1,230,509, $1,297,021 and $1,345,106 for the years ending December 31, 2010, 2009 and 2008, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

	2010	2009
Land and land improvements	$411,828	$411,828
Building	3,656,572	3,516,124

	4,068,400	3,927,952
Less - Accumulated depreciation	517,973	422,124

	$3,550,427	$3,505,828

Rental income from investment in real estate amounted to $248,865, $267,983 and $210,918 for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense amounted to $95,849, $93,695 and $89,798 for the years ending December 31, 2010, 2009 and 2008, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

	2010	2009
Demand deposits	$53,265,124	$48,430,291
Savings	135,055,221	127,871,076
N.O.W.	201,468,728	178,048,057
Money market	36,328,490	38,806,464
Time deposits	352,101,554	341,272,880

	$778,219,117	$734,428,768

The following is a summary of maturities of time deposits as of December 31, 2010:

2011	$261,853,714
2012	47,291,296
2013	9,810,620
2014	2,397,480
2015	30,748,444

$352,101,554

NOTE 7. Deposits: (continued)

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

	2010	2009	2008
Time deposits	$5,868,991	$7,682,078	$10,425,592
N.O.W.	227,270	162,079	466,225
Money market	173,170	258,054	572,185
Savings	365,107	659,940	1,473,655

	$6,634,538	$8,762,151	$12,937,657

Deposits from related parties held by the Bank as of December 31, 2010 and 2009 amounted to $2,438,476 and $2,485,630, respectively.

As of December 31, 2010 and 2009, time deposits include $162,069,863 and $149,961,410, respectively, of certificates of deposit with a minimum balance of $100,000. Generally, deposits in excess of $250,000 are not federally insured.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2010 are summarized as follows:

2011	$15,000,000
2013	30,000,000
2014	5,000,000
2015	16,000,000
Thereafter	10,000,000
Fair value adjustment	(40,639)

$75,959,361

As of December 31, 2010, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
January 28, 2013	January 28, 2011	$10,000,000
April 30, 2018	January 28, 2011 and quarterly thereafter	10,000,000

		$20,000,000

As of December 31, 2010, the Company had a $1,000,000 putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (most recent strike date was March 1, 2011 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2010, the three month LIBOR was at 0.30%.

At December 31, 2010, the interest rates on FHLB advances ranged from 0.94% to 4.13%. The weighted average interest rate at December 31, 2010 is 2.40%.

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

NOTE 9. Other borrowed funds:

Other borrowed funds consist of a line of credit from PNC Bank with no outstanding balance at December 31, 2010. The terms of the line of credit are as follows:

ORIGINAL DATE	EXPIRATION DATE	INTEREST RATE	LINE OF CREDIT AMOUNT
March 28, 2008	March 25, 2011	3 month LIBOR plus 2.00%	$2,000,000

NOTE 10. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2010 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of U.S. agencies. The securities were held in the Bank’s safekeeping account at Bank of America under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 11. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

	2010	2009	2008
Current tax expense	$3,716,467	$4,537,591	$3,079,548
Benefit from net operating loss carryovers	(68,400)	(224,139)	(224,140)
Deferred tax benefit	(104,521)	(1,200,943)	(681,082)

Total income tax expense	$3,543,546	$3,112,509	$2,174,326

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2010	2009	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(4.8)	(3.2)	(4.5)
Dividends received deduction	(.5)	(.6)	(2.1)
Federal tax credits	(.3)	(.4)	(1.3)
Other, net	2.4	2.3	1.4

Effective tax rates	30.8%	32.1%	27.5%

NOTE 11. Income taxes: (continued)

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2010	2009
Deferred tax assets:
Interest on non-performing loans	$41,920	$41,888
Allowance for loan losses	3,763,824	3,559,598
Deferred compensation	652,760	576,368
Deferred retirement expense	629,354	480,416
Accrued directors fees	38,550	44,207
Accrued group health contingency	27,992	38,770
Writedown of securities	345,235	367,772
Net operating loss carryforwards	—	68,400
Net unrealized loss on available-for-sale securities	125,711	331,730
Net unrealized loss on derivative	281,759	219,003
Unrecognized employee benefits under ASC 715-10	1,285,987	1,199,627
Other	44,992	40,111

Gross deferred tax assets	7,238,084	6,967,890

Deferred tax liabilities:
Deferred loan costs, net of fees	(499,166)	(530,987)
Prepaid pension	(1,417,366)	(1,427,265)
Accelerated depreciation	(538,673)	(459,381)
Purchased goodwill	(2,664,650)	(2,368,579)
Mortgage servicing rights	(785,659)	(675,022)
Core deposit intangibles and other market value adjustments	(1,111,196)	(1,332,900)

Gross deferred tax liabilities	(7,016,710)	(6,794,134)

Net deferred tax asset	$221,374	$173,756

The Company adopted ASC 740-20, “Income Taxes - Intraperiod Tax Allocation,” as of December 31, 2009. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2010 and 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through December 31, 2010. There was no effect on the Company’s balance sheet or income statement from adoption of ASC 740-20.

NOTE 12. Stock compensation plans:

At December 31, 2010, the Company has two fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2010, 209,000 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

No modifications have been made to the terms of the option agreements.

NOTE 12. Stock compensation plans: (continued)

A summary of the status of the Company’s fixed stock option plans as of December 31, 2010, 2009 and 2008 and changes during the years ending on those dates is presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	308,042	$12.64	337,042	$12.28	378,042	$12.10
Forfeited	—	—	(5,000)	13.13	(15,000)	12.27
Exercised	(2,000)	9.13	(24,000)	7.52	(26,000)	9.58

Outstanding at end of year	306,042	$12.66	308,042	$12.64	337,042	$12.28

Options exercisable at year-end	306,042		308,042		337,042
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2010:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/10	Remaining Contractual Life
$ 9.13	42,042	1.5 years
13.05	107,500	2.8 years
13.25	149,000	4.9 years
15.30	7,500	5.1 years

12.66	306,042	3.7 years

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

NOTE 13. Employee benefit plans: (continued)

The following tables set forth information about the plan for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,566,363	$5,232,843	$5,074,576
Interest cost	332,590	319,947	312,584
Actuarial loss (gain)	528,402	153,100	(3,577)
Benefits paid	(404,875)	(139,527)	(150,740)

Benefit obligation at end of year	6,022,480	5,566,363	5,232,843

Change in plan assets:
Plan assets at estimated fair value at beginning of year	6,141,061	5,422,254	7,283,542
Actual return on plan assets	617,975	858,334	(1,710,548)
Benefits paid	(404,875)	(139,527)	(150,740)

Fair value of plan assets at end of year	6,354,161	6,141,061	5,422,254

Funded status	$331,681	$574,698	$189,411

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $3,246,621 and $3,028,596 as of December 31, 2010 and 2009, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.50% and 0%, respectively, at December 31, 2010, 6.00% and 0% at December 31, 2009, respectively and 6.25% and 0% at December 31, 2008, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $6,022,480 and $5,566,363 at December 31, 2010 and 2009, respectively.

Components of net periodic cost and other comprehensive loss:

	Years Ended December 31,
	2010	2009	2008
Interest cost on benefit obligation	$332,590	$319,947	$312,584
Expected return on assets	(485,231)	(428,082)	(576,915)
Amortization of unrecognized net loss	177,633	205,541	37,209

Net periodic cost (benefit)	24,992	97,406	(227,122)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Actuarial loss (gain)	395,658	(277,152)	2,283,886
Amortization of unrecognized actuarial loss	(177,633)	(205,541)	(37,209)

Total recognized in other comprehensive loss	218,025	(482,693)	2,246,677

Total recognized in net periodic cost (benefit) and other comprehensive loss	$243,017	$(385,287)	$2,019,555

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2011 is $209,399.

NOTE 13. Employee benefit plans: (continued)

For the years ended December 31, 2010, 2009 and 2008, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2010	2009	2008
Discount rate	5.50%	6.25%	6.25%
Increase in future compensation levels	0%	0%	0%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Bank has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 2.0% to 3.5%. The long-term rate of return used by the Bank is 8.0%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	December 31, 2010	Level 1	Level 2	Level 3
U.S. equity securities	$986,932	$986,932	$—	$—
Registered investment companies (a)	2,795,043	—	2,795,043	—
Corporate debt securities	976,601	—	976,601	—
U.S. Government and agency securities	1,197,392	—	1,197,392	—
Money market	398,193	398,193	—	—

Totals	$6,354,161	$1,385,125	$4,969,036	$—

(a)	Includes 5.9% invested in fixed income funds and 94.1% invested in equity and index funds.

The Company’s pension plan assets measured at fair value at December 31, 2009, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	December 31, 2009	Level 1	Level 2	Level 3
U.S. equity securities	$1,028,967	$1,028,967	$—	$—
Registered investment companies (a)	2,436,494	—	2,436,494	—
Corporate debt securities	955,144	—	955,144	—
U.S. Government and agency securities	1,508,118	—	1,508,118	—
Money market	212,338	212,338	—	—

Totals	$6,141,061	$1,241,305	$4,899,756	$—

(a)	Includes 6.5% invested in fixed income funds and 93.5% invested in equity and index funds.

NOTE 13. Employee benefit plans: (continued)

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

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2010 and December 31, 2009. The fair values of the shares on those dates were $380,190 (6.0% of total plan assets) and $293,549 (4.8% of total plan assets), respectively.

The investment policy for the defined benefit pension plan sponsored by the Bank is based on ERISA standards for prudent investing. The Bank seeks maximum return while limiting risk, through a balanced portfolio of equity and fixed income investments. The investment objectives also include appreciation of principal with modest requirement for current income. The investment horizon varies with circumstances. Within each asset class, a diversified mix of individual securities and bonds is selected.

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	40-60%
Fixed income	40-60%
Money market	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2011.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2011	$156,000
2012	235,000
2013	232,000
2014	246,000
2015	311,000
Years 2016-2020	1,845,000

Defined Contribution Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2010, 2009 and 2008, participating employees’ contributions totaled $634,563, $582,800 and $535,985, respectively. The Bank made contributions totaling $543,584 for 2010, $527,798 for 2009 and $468,370 for 2008. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

NOTE 13. Employee benefit plans: (continued)

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

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $1,864,755 and $1,390,196 for the years ended December 31, 2010 and 2009, respectively. Expense recorded under these agreements was $506,327, $258,874 and $191,330 in 2010, 2009 and 2008, respectively.

The Company and the Bank have entered into parallel employment agreements (the “Agreements”) with the Chief Executive Officer of the Company and with the President and Chief Financial Officer of the Company. The Agreements are for a period of five years and extend automatically each day unless either the Company or the executive give contrary written notice in advance. The Agreements provide for a guaranteed minimum salary and certain benefits.

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

In 2008, the Company adopted ASC 715, “Compensation – Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principles as a cumulative effect adjustment in 2008 to retained earnings of $320,034. The total liability for the arrangements included in other liabilities was $470,818 at December 31, 2010 and $394,095 at December 31, 2009. The Company recorded expense under this arrangement of $76,723 in 2010, $63,039 in 2009 and $11,022 in 2008.

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2010, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between February 22, 2011 and December 20, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2010:

2011	$397,941
2012	295,378
2013	223,729
2014	213,155
2015	31,655
Years thereafter	31,655

Total minimum lease payments	$1,193,513

NOTE 14. Commitments and contingencies: (continued)

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $481,321, $428,133 and $404,704 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 15. Fair value measurements:

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2010 and 2009. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2010.

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

NOTE 15. Fair value measurements: (continued)

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs fair values are based on management estimates.

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2010 and 2009.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$195,984,515	$523,870	$195,460,645	$—

Totals	$195,984,515	$523,870	$195,460,645	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$218,293,101	$461,830	$217,831,271	$—

Totals	$218,293,101	$461,830	$217,831,271	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3
Derivative - interest rate swap	$711,337	$—	$711,337	$—

Totals	$711,337	$—	$711,337	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Derivative - interest rate swap	$552,899	$—	$552,899	$—

Totals	$552,899	$—	$552,899	$—

NOTE 15. Fair value measurements: (continued)

Assets measured at fair value on a nonrecurring basis

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$2,515,359	$—	$—	$2,515,359
Other real estate owned	75,000	—	—	75,000

Totals	$2,590,359	$—	$—	$2,590,359

December 31, 2009	Total	Level 1	Level 2	Level 3
Impaired loans	$437,118	$—	$437,118	$—

Totals	$437,118	$—	$437,118	$—

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
	Impaired Loans	Other Real Estate Owned	Total
Beginning balance December 31, 2009	$—	$—	$—
Transfers in and out of Level 3	2,515,359	75,000	2,590,359

Ending balance December 31, 2010	$2,515,359	$75,000	$2,590,359

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,212,894	$33,212,894	$38,038,652	$38,038,652
Securities available-for-sale	195,984,515	195,984,515	218,293,101	218,293,101
Federal Home Loan Bank stock	7,614,600	7,614,600	6,175,800	6,175,800
Loans held-for-sale	5,887,141	5,926,801	2,077,900	2,102,912
Loans, net	675,513,787	680,808,000	620,332,606	626,101,000
Other investment	—	—	2,000,000	2,000,000
Investment in unconsolidated subsidiaries	620,000	546,332	620,000	546,828
Accrued interest receivable	2,986,348	2,986,348	2,972,403	2,972,403
Financial liabilities:
Deposits	778,219,117	782,619,000	734,428,768	737,282,000
FHLB advances	75,959,361	76,983,000	95,962,006	96,598,000
Other borrowings	—	—	2,077,500	2,077,500
Securities sold under agreements to repurchase	16,165,074	16,165,074	12,118,593	12,118,593
Subordinated debentures	20,620,000	18,170,062	20,620,000	18,186,529
Derivative - interest rate swap	711,337	711,337	552,899	552,899

NOTE 15. Fair value measurements: (continued)

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investment which are included in other assets and derivatives which are included in other liabilities. Accounting policies related to financial instruments are described in Note 1.

NOTE 16. Shareholders’ equity:

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4,292,510 (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2010.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction - In prior years, the Bank, a wholly owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2010, includes $2,069,878 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 17. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2010
Basic EPS
Net income as reported	$7,947,435	—
Preferred stock net accretion	(16,179)
Cumulative preferred stock dividend earned	(500,000)

Net income available to common stockholders	7,431,256	5,772,123	$1.29
Effect of dilutive securities, options	—	6,912

Diluted EPS
Income available to common stockholders and assumed conversions	$7,431,256	5,779,035	$1.29

Year ended December 31, 2009
Basic EPS
Net income as reported	$6,597,706	—
Preferred stock net accretion	(16,179)
Cumulative preferred stock dividend earned	(478,082)

Net income available to common stockholders	6,103,445	5,760,240	$1.06
Effect of dilutive securities, options	—	1,708

Diluted EPS
Income available to common stockholders and assumed conversions	$6,103,445	5,761,948	$1.06

Year ended December 31, 2008
Basic EPS
Net income and income available to common stockholders	$5,725,072	5,745,735	$1.00
Effect of dilutive securities, options	—	12,495

Diluted EPS
Income available to common stockholders and assumed conversions	$5,725,072	5,758,230	$0.99

NOTE 18. Regulatory matters:

The Bank is subject to various capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum regulatory requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NOTE 18. Regulatory matters: (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$83,956	12.67%	$53,003	≥	8.0%	$66,254	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	79,763	8.28	38,543	≥	4.0	48,179	≥	5.0
Tangible Capital (to Tangible Assets)	79,763	8.28	14,454	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	79,763	12.04	N/A		N/A	39,749	≥	6.0
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$82,891	13.27%	$49,964	≥	8.0%	$62,457	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	78,571	8.45	37,201	≥	4.0	46,498	≥	5.0
Tangible Capital (to Tangible Assets)	78,571	8.45	13,949	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	78,571	12.58	N/A		N/A	37,474	≥	6.0

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2010		December 31, 2009
	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
		(in thousands)
Total equity	$106,708	$106,708	$105,716	$105,716
Accumulated other comprehensive loss	2,097	2,097	2,342	2,342
Allowable allowance for loan losses	—	8,267	—	7,826
Goodwill and core deposit intangible	(28,844)	(28,844)	(29,317)	(29,317)
Mortgage servicing asset	(198)	(198)	(170)	(170)
Equity investments and other assets	—	(4,074)	—	(3,506)

	$79,763	$83,956	$78,571	$82,891

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

The Company has allocated the $10 million in proceeds received from the U.S. Treasury Department between Series A Preferred Stock and the Warrants assuming that the Preferred Stock would be replaced with a qualifying equity offering and the Preferred Stock would therefore be redeemed at the end of 5 years. The allocation has been recorded assuming a discount rate of 13% on the cash flows of each instrument.

The allocation of the proceeds is as follows:

Series A Preferred Stock	$9,914,980
Warrants	85,020

Proceeds received from the Treasury Department	$10,000,000

The Series A Preferred Stock is being accreted over a 5 year period, so that at the end of 5 years, the balance in Preferred Stock would equal $10,000,000.

Estimated accretion from retained earnings for each of the four remaining years succeeding 2010 is as follows:

2011	$16,929
2012	17,004
2013	16,986
2014	1,743

$52,662

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

NOTE 20. Financial instruments: (continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2010 and 2009, the maximum potential amount of the Company’s obligation was $637,185 and $1,276,703, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

	2010	2009
Commitments to extend credit	$39,774,935	$18,292,104

Letters of credit	$637,185	$1,276,703

Lines of credit	$90,840,967	$89,715,566

Unadvanced portion of construction loans	$4,617,881	$3,114,383

NOTE 21. Goodwill and intangible assets:

The Company’s assets as of December 31, 2010 include goodwill of $15,153,454 relating to the acquisitions of First Brandon and First Community in 2007. Goodwill also includes $2,471,560 relating to the acquisition of Landmark Bank and $9,668,456 relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2010 and 2009 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$1,399,316	$1,076,684
Core deposit intangible-First Community	992,000	518,545	473,455

Total	$3,468,000	$1,917,861	$1,550,139

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476,000	$1,065,430	$1,410,570
Core deposit intangible-First Community	992,000	378,764	613,236

Total	$3,468,000	$1,444,194	$2,023,806

Aggregate amortization expense was $473,667 in 2010, $536,721 in 2009 and $599,776 in 2008. Amortization is being calculated on the sum-of-the-years digit method over ten years.

Estimated amortization expense for each of the five years succeeding 2010 is as follows:

2011	$410,612
2012	347,558
2013	284,503
2014	221,448
2015	158,394

NOTE 22. Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Cash	$5,599,507	$1,887,922
Investment in subsidiary, Lake Sunapee Bank	106,708,401	105,715,992
Investment in affiliate, NHTB Capital Trust II	310,000	310,000
Investment in affiliate, NHTB Capital Trust III	310,000	310,000
Other investment	—	2,000,000
Deferred expenses	251,296	261,989
Advances to Lake Sunapee Bank	34,864	44,246
Other assets	559,873	467,021

Total assets	$113,773,941	$110,997,170

LIABILITIES
Subordinated debentures	$20,620,000	$20,620,000
Loan payable – PNC	—	2,000,000
Other liabilities	762,522	600,917

Total liabilities	21,382,522	23,220,917
STOCKHOLDERS’ EQUITY	92,391,419	87,776,253

Total liabilities and stockholders’ equity	$113,773,941	$110,997,170

CONDENSED STATEMENTS OF INCOME

	2010	2009	2008
Dividends from subsidiary, Lake Sunapee Bank	$8,000,000	$5,000,000	$4,500,000
Dividends from subsidiaries, NHTB Capital Trust II and III	19,651	26,484	38,144
Investment interest income	166,895	240,000	182,000
Interest expense on subordinated debentures	1,011,037	1,157,953	1,315,365
Interest expense on other borrowings	33,227	61,644	71,129
Net operating income including tax benefit	57,574	134,026	242,574

Income before equity in undistributed earnings of subsidiaries	7,199,856	4,180,913	3,576,224
Equity in undistributed earnings of subsidiaries	747,579	2,416,793	2,148,848

Net income	$7,947,435	$6,597,706	$5,725,072

NOTE 22. Condensed parent company only financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
Cash flows from operating activities:
Net income	$7,947,435	$6,597,706	$5,725,072
Decrease (increase) in other assets	20,000	—	(20,000)
Increase (decrease) in accrued interest payable and other liabilities	3,167	(42,143)	34,668
Increase in taxes receivable	(56,957)	(104,315)	(60,160)
Decrease (increase) in prepaid expenses	8,515	(9,180)	10,169
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	10,693	10,694	10,693
Equity in undistributed earnings of subsidiaries	(747,579)	(2,416,793)	(2,148,848)

Net cash provided by operating activities	7,185,274	4,035,969	3,551,594

Cash flows from investing activities:
Purchase of other investment	—	—	(2,000,000)
Redemption of other investment	2,000,000	—	—
Investment in subsidiary, Lake Sunapee Bank	—	(10,000,000)	—
Net change in advances to subsidiary, Lake Sunapee Bank	9,382	8,418	1,075

Net cash used in investing activities	2,009,382	(9,991,582)	(1,998,925)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,250	180,500	249,125
Issuance of preferred stock	—	10,000,000	—
Proceeds from other borrowed money	—	—	2,000,000
Repayment of loan payable	(2,000,000)
Dividends paid on preferred stock	(500,000)	(415,278)	—
Dividends paid on common stock	(3,001,321)	(2,994,821)	(2,988,061)
Repurchase of treasury stock	—	—	(60,954)

Net cash (used in) provided by financing activities	(5,483,071)	6,770,401	(799,890)

Net increase in cash	3,711,585	814,788	752,779
Cash, beginning of year	1,887,922	1,073,134	320,355

Cash, end of year	$5,599,507	$1,887,922	$1,073,134

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, and therefore are not reprinted here.

NOTE 23. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2010 and 2009 follows:

	(In thousands, except earnings per share)
	2010 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,027	$9,981	$9,607	$9,041
Interest expense	2,449	2,380	2,496	2,419

Net interest and dividend income	7,578	7,601	7,111	6,622
Provision for loan losses	1,014	531	475	162
Noninterest income	2,186	2,145	3,205	2,738
Noninterest expense	6,102	6,399	6,662	6,350

Income before income taxes	2,648	2,816	3,179	2,848
Income tax expense	927	814	1,076	727

Net income	$1,721	$2,002	$2,103	$2,121

Net income available to common stockholders	$1,594	$1,869	$1,978	$1,990

Basic earnings per common share	$0.28	$0.32	$0.34	$0.34

Earnings per common share, assuming dilution	$0.28	$0.32	$0.34	$0.34

	(In thousands, except earnings per share)
	2009 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$9,892	$9,766	$9,879	$9,847
Interest expense	3,316	3,199	2,950	2,611

Net interest and dividend income	6,576	6,567	6,929	7,236
Provision for loan losses	1,765	630	931	2,626
Noninterest income	2,835	2,827	2,916	4,268
Noninterest expense	5,695	6,300	6,164	6,333

Income before income taxes	1,951	2,464	2,750	2,545
Income tax expense	619	782	941	770

Net income	$1,332	$1,682	$1,809	$1,775

Net income available to common stockholders	$1,227	$1,554	$1,679	$1,644

Basic earnings per common share	$0.21	$0.27	$0.29	$0.28

Earnings per common share, assuming dilution	$0.21	$0.27	$0.29	$0.28

NOTE 24. Reclassification

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to “Information about Nominees and Continuing Directors,” “Committees of the Board,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 12, 2011, which definitive proxy statement will be filed with the SEC on or about March 25, 2011.

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

You may obtain a copy of the Code of Ethics for Senior Financial Officers, free of charge, by sending a request in writing to Laura Jacobi at the following address:

Laura Jacobi

Corporate Secretary

New Hampshire Thrift Bancshares, Inc.

9 Main Street

P.O. Box 9

Newport, New Hampshire 03773-0009

Item 11. Executive Compensation

Incorporated by reference to “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End Table” and “Directors’ Compensation” from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 12, 2011, which definitive proxy statement will be filed with the SEC on or about March 25, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Incorporated by reference to “Security Ownership of Management” from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 12, 2011, which definitive proxy statement will be filed with the SEC on or about March 25, 2011.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	306,042	$12.66	—
Equity compensation plans not approved by security holders	—	—	—

Total	306,042	$12.66	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to “Certain Transactions with Management and Others” and “Information about Nominees and Continuing Directors” from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 12, 2011, which definitive proxy statement will be filed with the SEC on or about March 25, 2011.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to “Information about our Relationship with our Independent Registered Public Accounting Firm” from the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 12, 2011, which definitive proxy statement will be filed with the SEC on or about March 25, 2011.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The exhibits filed as a part of this Registration Statement are as follows:

(a)	Listed below are all financial statements filed as part of this report:

(1)	The consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, together with the related notes and the report of independent registered public accounting firm of Shatswell, MacLeod & Company, P.C. independent public accountants.

(2)	Schedules omitted as they are not applicable.

(3)	A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c)	Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ STEPHEN W. ENSIGN	Chairman of the Board	March 25, 2011
	(Stephen W. Ensign)	and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN W. ENSIGN (Stephen W. Ensign)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2011

/s/ STEPHEN R. THEROUX (Stephen R. Theroux)	Vice Chairman of the Board, President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer)	March 25, 2011

/s/ LAURA JACOBI (Laura Jacobi)	Chief Accounting Officer and Corporate Secretary (Principal Accounting Officer)	March 25, 2011

/s/ LEONARD R. CASHMAN (Leonard R. Cashman)	Director	March 25, 2011

/s/ WILLIAM C. HORN (William C. Horn)	Director	March 25, 2011

/s/ PETER R. LOVELY (Peter R. Lovely)	Director	March 25, 2011

/s/ JACK H. NELSON (Jack H. Nelson)	Director	March 25, 2011

/s/ MICHAEL T. PUTZIGER (Michael T. Putziger)	Director	March 25, 2011

/s/ JOSEPH B. WILLEY (Joseph B. Willey)	Director	March 25, 2011

Exhibit Index

Exhibit No.	Description

3.1.1	Certificate of Incorporation of NHTB (as amended).

3.1.2	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of NHTB (as amended).

4.1	Stock Certificate of NHTB (filed as Exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Profit Sharing-Stock Ownership Plan of Lake Sunapee Bank, fsb (filed as Exhibit 10.1 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).*

10.2	New Hampshire Thrift Bancshares, Inc. 1996 Stock Option Plan (filed as Exhibit 10.2 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).*

10.3	Employment Agreement between NHTB and Stephen W. Ensign (filed as Exhibit 10.5 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).*

10.4	Employment Agreement between Lake Sunapee Bank, fsb and Stephen R. Theroux (filed as Exhibit 10.6 to NHTB’s Registration Statement on Form S-4, as amended, filed with the Commission on November 5, 1996 and incorporated herein by reference).*

10.5	Guarantee Agreement by and between NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.6	Guarantee Agreement by and between New NHTB and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

10.7	NHTB’s 1998 Stock Option Plan (filed as Appendix A to NHTB’s Definitive Proxy Statement filed with the Commission on March 6, 1998 and incorporated herein by reference).*

10.8	NHTB’s 2004 Stock Incentive Plan (filed as Appendix B to NHTB’s Definitive Proxy Statement filed with the Commission on April 8, 2004 and incorporated herein by reference).*

10.9	Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on December 14, 2005 and incorporated herein by reference).*

10.10	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.9 to NHTB’s Current Report on Form 8-K filed with Commission on March 14, 2006 and incorporated herein by reference).*

10.11	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to NHTB’s Current Report on Form 8-K filed with the Commission on April 2, 2007 and incorporated herein by reference). *

10.12	Forms of Executive Salary Continuation Agreement among NHTB, Lake Sunapee Bank, fsb and Stephen W. Ensign and Stephen R. Theroux (filed as Exhibit 10.14 to NHTB’s Current Report on Form 8-K filed with the Commission on February 21, 2008 and incorporated herein by reference). *

10.13	First Amendment to Executive Salary Continuation Agreement between Lake Sunapee Bank, fsb and Stephen R. Theroux (filed as Exhibit 10.15 to NHTB’s Current Report on Form 8-K filed on December 15, 2010 and incorporated herein by reference). *

10.14	Letter Agreement, dated as of January 16, 2009, between New Hampshire Thrift Bancshares, Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (filed as Exhibit 10.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

21.1	Subsidiaries of NHTB.

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Principal Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to Section III (b) (4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III (b) (4) of the Emergency Economic Stabilization Act of 2008.

*	Denotes management contract or compensatory plan or arrangement.