Form 10-Q
period 2011-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2011-05-16
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 10, 2011, was 5,773,722.

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

PART I.

Item  1. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$17,691,977	$21,512,894
Overnight deposits	—	11,700,000

Cash and cash equivalents	17,691,977	33,212,894
Securities available-for-sale	206,130,211	195,984,515
Federal Home Loan Bank stock	7,614,600	7,614,600
Loans held-for-sale	850,000	5,887,141
Loans receivable, net	690,611,206	675,513,787
Accrued interest receivable	3,383,341	2,986,348
Premises and equipment, net	16,527,151	16,671,896
Investments in real estate	3,525,661	3,550,427
Other real estate owned	—	75,000
Goodwill and other intangible assets	28,733,264	28,843,609
Investment in partially owned Charter Holding Corp., at equity	5,062,624	4,898,869
Bank owned life insurance	12,959,937	10,358,288
Other assets	8,476,684	9,456,510

Total assets	$1,001,566,656	$995,053,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$49,070,916	$53,265,124
Interest-bearing	691,437,026	724,953,993

Total deposits	740,507,942	778,219,117
Securities sold under agreements to repurchase	14,550,214	16,165,074
Federal Home Loan Bank advances	121,661,393	75,959,361
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	10,625,935	11,698,913

Total liabilities	907,965,484	902,662,465

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding at March 31, 2011 and December 31, 2010; liquidation value $1,000 per share	100	100
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,234,051 shares issued and 5,773,772 shares outstanding at March 31, 2011 and December 31, 2010	62,341	62,341
Warrants	85,020	85,020
Paid-in capital	55,924,709	55,920,664
Retained earnings	47,146,082	46,000,732
Accumulated other comprehensive loss	(2,466,357)	(2,526,715)
Treasury Stock, 460,279 shares as of March 31, 2011 and December 31, 2010, at cost	(7,150,723)	(7,150,723)

Total stockholders’ equity	93,601,172	92,391,419

Total liabilities and stockholders’ equity	$1,001,566,656	$995,053,884

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	March 31, 2011	March 31, 2010
Interest and dividend income
Interest and fees on loans	$7,965,117	$8,092,084
Interest on debt investments:
Taxable	1,233,318	1,925,144
Dividends	9,820	4,883
Other	234,700	5,008

Total interest and dividend income	9,442,955	10,027,119

Interest expense
Interest on deposits	1,502,933	1,709,740
Interest on advances and other borrowed money	737,572	739,554

Total interest expense	2,240,505	2,449,294

Net interest and dividend income	7,202,450	7,577,825

Provision for loan losses	242,500	1,014,000

Net interest and dividend income after provision for loan losses	6,959,950	6,563,825

Noninterest income
Customer service fees	1,177,227	1,295,294
Net gain on sales of loans	319,925	319,056
Gain on sales of securities, net	440,247	216,768
Gain on sales of other real estate and property owned, net	3,837	38,935
Rental income	171,676	171,977
Income from equity interest in Charter Holding Corp.	156,002	55,152
Brokerage service income	580	612
Bank owned life insurance income	94,892	88,660

Total noninterest income	2,364,386	2,186,454

Noninterest expenses
Salaries and employee benefits	3,281,798	3,071,794
Occupancy expenses	1,037,685	1,005,111
Advertising and promotion	111,327	115,021
Depositors’ insurance	316,165	269,988
Outside services	235,070	256,342
Professional services	311,464	186,223
ATM processing fees	126,429	125,163
Supplies	83,929	93,430
Mortgage servicing income, net of amortization of mortgage servicing rights	(7,097)	(27,940)
Other expenses	938,574	1,007,110

Total noninterest expenses	6,435,344	6,102,242

Income before provision for income taxes	2,888,992	2,648,037

Provision for income taxes	864,008	926,541

Net income	$2,024,984	$1,721,496

Comprehensive income	$2,085,342	$2,284,009

Net income available to common stockholders	$1,895,940	$1,594,045

Earnings per common share, basic	$0.33	$0.28

Average Number of Shares, basic	5,773,772	5,771,772

Earnings per common share, assuming dilution	$0.33	$0.28

Average Number of Shares, assuming dilution	5,786,489	5,776,714

Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,024,984	$1,721,496
Depreciation and amortization	321,079	328,607
Amortization of fair value adjustments, net (loans, deposits and borrowings)	28,266	31,325
Amortization of securities, net	329,342	207,159
Net increase in mortgage servicing rights	(48,236)	(44,324)
Net decrease in loans held-for-sale	5,037,141	1,021,000
Increase in cash surrender value of life insurance	(101,649)	(94,841)
Amortization of intangible assets	110,345	126,109
Provision for loan losses	235,000	1,014,000
Decrease in accrued interest receivable and other assets	596,568	174,734
Net gain on sales of other real estate owned	(3,837)	(38,935)
Net gain on sales and calls of securities	(440,247)	(216,768)
Income from equity interest in Charter Holding Corp.	(156,002)	(55,759)
Change in deferred loan origination fees and cost, net	5,246	(32,024)
(Decrease) increase in accrued expenses and other liabilities	(986,424)	2,280,886

Net cash provided by operating activities	6,951,576	6,422,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(151,567)	(242,827)
Proceeds from sales and calls of securities available-for-sale	23,616,697	21,779,593
Purchases of securities available-for-sale	(33,650,936)	(10,567,027)
Redemptions of Federal Home Loan Bank stock	—	(194,100)
Loan originations and principal collections, net	(15,365,931)	(9,513,590)
Proceeds from sale of other real estate owned	78,837	138,935
Purchase of life insurance policies	(2,500,000)	—

Net cash (used in) provided by investing activities	(27,972,900)	1,400,984

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(37,711,175)	(31,556,063)
Net (decrease) increase in securities sold under agreements to repurchase	(1,614,860)	1,112,047
Net increase in advances from Federal Home Loan Bank and other borrowings	45,702,032	2,597,355
Dividends paid on preferred stock	(125,000)	(125,000)
Dividends paid on common stock	(750,590)	(750,330)

Net cash provided by (used in) financing activities	5,500,407	(28,721,991)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,520,917)	(20,898,342)
CASH AND CASH EQUIVALENTS, beginning of period	33,212,894	38,038,652

CASH AND CASH EQUIVALENTS, end of period	$17,691,977	$17,140,310

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	March 31, 2011	March 31, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,671,781	$1,724,023
Interest on advances and other borrowed money	737,589	728,073

Total interest paid	$2,409,370	$2,452,096

Income taxes paid	$37,964	$253,972

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note B - Accounting Policies

The accounting principles followed by the Company and its subsidiaries and the methods of applying these principles which materially affect the determination of financial position, results of operations or changes in financial position are consistent with those used for the year 2010.

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

Note C - Impact of New Accounting Standards

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

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules became effective on July 1, 2010. This ASU did not have significant impact on the Company’s financial condition and results of operations.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010. For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU. The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted.

Note D - Fair Value Measurements

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

The following summarizes assets measured at fair value at March 31, 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$206,130,211	$501,600	$205,628,611	$—

	$206,130,211	$501,600	$205,628,611	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$624,781	$—	$624,781	$—

	$624,781	$—	$624,781	$—

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$7,770,189	$—	$7,770,189	$—

	$7,770,189	$—	$7,770,189	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,691,977	$17,691,977	$33,212,894	$33,212,894
Securities available-for-sale	206,130,211	206,130,211	195,984,515	195,984,515
Federal Home Loan Bank stock	7,614,600	7,614,600	7,614,600	7,614,600
Loans held-for-sale	850,000	854,569	5,887,141	5,926,801
Loans, net	690,611,206	695,102,000	675,513,787	680,808,000
Investment in unconsolidated subsidiaries	620,000	562,793	620,000	546,332
Accrued interest receivable	3,383,341	3,383,341	2,986,348	2,986,348

Financial liabilities:
Deposits	740,507,942	744,508,000	778,219,117	782,619,000
FHLB advances	110,961,393	123,107,000	75,959,361	76,983,000
Overnight advances	10,700,000	10,700,000
Securities sold under agreements to repurchase	14,550,214	14,550,214	16,165,074	16,165,074
Subordinated debentures	20,620,000	18,717,420	20,620,000	18,170,062
Derivatives	624,781	624,781	711,337	711,337

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments which are included in other assets and derivatives which are included in other liabilities.

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2011.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values at March 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Bonds and notes
U. S. Government, including agencies	$6,000,000	245	223,890	$5,776,355
Mortgage-backed securities	119,879,062	847,787	136,253	120,590,596
Municipal bonds	34,328,456	85,654	1,151,574	33,262,536
Other bonds and debentures	42,524,277	410,142	170,022	42,764,397
Preferred stock with maturities	3,230,850	3,877	—	3,234,727
Equity securities	484,386	20,239	3,025	501,600

Total available-for-sale	$206,447,031	1,367,944	1,684,764	$206,130,211

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of March 31, 2011:

Fair Value
Municipal bonds	$3,002,070
Other bonds and debentures	4,048,287

Total due in less than one year	$7,050,357

Municipal bonds	$4,460,101
Other bonds and debentures	35,159,881

Total due after one year through five years	$39,619,982

U.S. Government, including agencies	$5,776,355
Municipal bonds	9,101,382

Total due after five years through ten years	$14,877,737

Municipal bonds	$16,698,983
Other bonds and debentures	3,556,229
Preferred stock with maturities	3,234,727

Total due after ten years	$23,489,939

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Government agency bonds	$4,776,110	$223,890	$—	$—	$4,776,110	$223,890
Mortgage-backed securities	51,141,897	136,253	—	—	51,141,897	136,253
Municipal bonds	25,515,898	1,151,574	—	—	25,515,898	1,151,574
Other bonds and debentures	20,019,636	134,677	184,655	35,345	20,204,291	170,022
Equity securities	—	—	145,200	3,025	145,200	3,025

Total temporarily impaired securities	$101,453,541	$1,646,394	$329,855	$38,370	$101,783,396	$1,684,764

The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2011 consist of mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, bonds issued by U.S. government sponsored enterprises and agencies, municipal and other bonds, and a common equity position in a local bank. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses in equity securities are due to general stock market declines and are not, in the Company’s opinion, specific to the issuer of the security. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities for the foreseeable future, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2011	December 31, 2010
Real estate loans
Conventional	$361,592,720	$347,605,965
Home equity	73,246,849	74,883,507
Construction	16,522,958	19,210,102
Commercial	150,067,923	143,767,814

	601,430,450	585,467,388
Consumer loans	7,644,546	8,078,946
Commercial and municipal loans	89,037,723	89,361,109
Unamortized adjustment to fair value	1,171,207	1,202,491

Total loans	699,283,926	684,109,934
Allowance for loan losses	(9,945,722)	(9,863,904)
Deferred loan origination costs, net	1,273,002	1,267,757

Loans receivable, net	$690,611,206	$675,513,787

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of March 31, 2011:

	Real Estate:
	Residential	Commercial	Land and Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance:
Individually evaluated for impairment	$10,856	$445,314	$69,151	$111,876	$—	$—	$637,197

Ending balance:
Collectively evaluated for impairment	4,176,850	2,825,757	130,349	1,790,447	83,847	19,640	9,308,525

Total allowance for loan and lease losses ending balance	$4,187,706	$3,271,071	$199,500	$1,902,323	$83,847	$19,640	$9,945,722

Loans:
Ending balance:
Individually evaluated for impairment	$1,180,152	$6,319,057	$140,401	$767,776	$—	$—	$8,407,386

Ending balance:
Collectively evaluated for impairment	434,830,624	143,748,866	16,382,557	88,269,947	7,644,546	—	690,876,540

Total loans ending balance	$436,010,776	$150,067,923	$16,522,958	$89,037,723	$7,644,546	$—	$699,283,926

The following table sets forth information regarding nonaccrual loans and past-due loans as of March 31, 2011:

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$3,167,749	$978,733	$782,445	$4,928,926	$2,019,003
Commercial	885,496	—	1,603,893	2,489,389	6,319,057
Home equity	426,021	160,375	—	586,396	—
Land and construction	61,529	—	140,401	201,930	140,401
Commercial	85,099	—	91,261	176,340	767,776
Consumer	64,270	—	—	64,270	—

Total	$4,690,163	$1,139,108	$2,618,000	$8,447,271	$9,246,237

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$647,345	$647,345	$—	$649,284	$7,502
Commercial	3,589,685	3,589,685	—	4,951,403	93,978
Commercial	247,173	247,173	—	123,587	2,597

Total impaired with no related allowance:	$4,484,203	$4,484,203	$—	$5,724,274	$104,077

With an allowance recorded:
Real estate:
Conventional	$532,807	$532,807	$10,856	$536,678	$5,342
Commercial	2,729,372	2,729,372	445,314	2,137,983	23,879
Land	140,401	140,401	69,151	140,401	—
Commercial	520,603	520,603	111,876	644,190	11,394

Total impaired with an allowance recorded:	$3,923,183	$3,923,183	$637,197	$3,459,252	$40,615

Total:
Real estate:
Conventional	$1,180,152	$1,180,152	$10,856	$1,185,962	$12,844
Commercial	6,319,057	6,319,057	445,314	7,089,386	117,857
Land	140,401	140,401	69,151	140,401	—
Commercial	767,776	767,776	111,876	767,777	13,991

Total impaired loans:	$8,407,386	$8,407,386	$637,197	$9,183,526	$144,692

The following table presents the Company’s loans by risk ratings as of March 31, 2011:

	Real Estate
	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Pass	$433,991,773	$125,567,558	$16,382,557	$87,456,427	$7,644,546	$671,042,861
Special Mention	—	9,456,483	—	1,023,385	—	10,479,868
Substandard	2,019,003	15,043,882	140,401	557,911	—	17,761,197

Total	$436,010,776	$150,067,923	$16,522,958	$89,037,723	$7,644,546	$699,283,926

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

Note H – Stock-based Compensation

At March 31, 2011, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters ended March 31, 2011 or March 31, 2010.

Note I - Pension Benefits

The following summarizes the net periodic pension cost for the three months ended March 31:

	2011	2010
Service cost	$—	$—
Interest cost	81,803	83,148
Expected return on plan assets	(125,501)	(121,308)
Amortization of prior service cost	—	—
Amortization of unrecognized net loss	51,448	44,408

Net periodic pension cost	$7,750	$6,248

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

Overview

•	Total assets increased $6,512,772, or 0.65%, to $1,001,566,656 at March 31, 2011 from $995,053,884 at December 31, 2010.

•	Net loans increased $15,097,419, or 2.23%, to $690,611,206 at March 31, 2011 from $675,513,787 at December 31, 2010.

•

As a percentage of total loans, non-performing loans decreased from 1.46% at December 31, 2010 to 1.22% at March 31, 2011. As a percentage of assets, non-performing loans decreased from 1.01% at December 31, 2010 to 0.86% at March 31, 2011.

•	The Bank originated $68,955,726 in loans during the three months ended March 31, 2011, compared to $65,849,984 for the same period in 2010.

•	The Bank’s loan servicing portfolio decreased to $369,051,336 at March 31, 2011 from $370,331,523 at December 31, 2010, a decrease of $1,280,187, or 0.35%.

•	Total deposits decreased $37,711,175, or 4.85%, to $740,507,942 at March 31, 2011 from $778,219,117 at December 31, 2010.

•	Net interest and dividend income for the quarter ended March 31, 2011 decreased $375,375, or 4.95%, to $7,202,450 from $7,577,825 for the same period in 2010.

•

The Company earned $2,024,984, or $0.33 per common share, assuming dilution, for the quarter ended March 31, 2011, compared to $1,721,496, or $0.28 per common share, assuming dilution, for the quarter ended March 31, 2010. Net income available to common stockholders was $1,895,940 for the quarter ended March 31, 2011, compared to $1,594,045 for the same period in 2010.

•

The Company’s returns on average assets and average equity for the three months ended March 31, 2011 were 0.80% and 8.91%, respectively, compared to 0.71% and 7.74%, respectively, for the same period in 2010.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Economic Conditions

The economic outlook remains cautious as the national unemployment rate remains high but is expected to continue to decrease gradually. Overall, economic conditions are expected to improve at a slow pace. Nationally, concerns remain regarding discretionary consumer spending. Consumers may have more of a willingness to spend, but they continue to be encumbered by debt. The impact of higher debt levels and lower incomes is expected to continue to restrict consumer spending. Unemployment affects all lending categories through its impact on consumer spending, commercial cash flows and capacities for debt repayment. In addition, as general market conditions improve, a certain sector of deposits historically returns to the investment market leaving the security of banks behind.

The states of New Hampshire and Vermont benefit from unemployment rates that were within the lowest 10% across the country at March 31, 2011. The seasonally adjusted unemployment rate in New Hampshire was 5.20% in March 2011, remaining well below the 8.80% seasonally adjusted National rate. The March 2011 rate in New Hampshire decreased 18.75% from 6.40% in March 2010, while the National rate decreased 9.28% during the same period. In March 2011, Vermont’s seasonally adjusted unemployment rate was 5.40%, a decrease of 18.18% from the rate of 6.60% in March 2010.

The AP Economic Stress Index (AP-ESI) measures the relative impact of the recession and its recovery by integrating the cumulative effect of three economic indicators: unemployment, foreclosures, and bankruptcy. Higher stress indices indicate a worsening economy; while decreases indicate an improving economy. The March 2011 AP-ESI for New Hampshire was 6.85%, or 169 bps lower than March 2010, a decrease of 24.67%. The March 2011 AP-ESI for Vermont was 6.51%, or 155 bps lower than March 2010, a decrease of 19.23%. Foreclosures and bankruptcies in both states measured through March 2011 were down slightly year-over-year.

On the residential real estate front, New Hampshire home sales statewide were down 3.28% year-to-date for the three months ended March 31, 2011 compared to the same period in 2010 while the median home price decreased 5.03%. There were 15.73% fewer New Hampshire listings on the market during the three months ended March 31, 2011 compared to the same period in 2010, and the time on the market increased 16.92% to 152 days for the same year-to-date period comparison. Vermont home sales statewide were up 3.29% year-to-date for the three months ended March 31, 2011 compared to the same period in 2010 while the median home price increased 2.80% during the same period. There were 21.74% fewer Vermont listings on the market during the three months ended March 31, 2011 compared to the same period in 2010, while the time on the market increased 12.29% to 201 days for the same year-to-date period comparison.

Based on the aforementioned indicators and statistics, the Company expects to continue to have solid performance within the residential mortgage sector of its loan portfolio in 2011 while remaining cautious within the commercial real estate sector and commercial and industrial lending. Additionally, the Company remains watchful of consumer behavior regarding spending, saving and debt-reduction. Management expects these economic factors to continue to impact lending, deposits and net interest income during 2011. Management continually assesses current and changing economic conditions and their impacts on the financial instruments of the institution including, but not limited to, the collectability of loans, delinquencies, asset quality, funding, liquidity, and specific and general earnings impacts.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Critical Accounting Policies

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. The Company’s methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed under the heading “Allowance and Provision for Loan Losses” starting on page 20 of this report.

Income Taxes

The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. At March 31, 2011, there were no valuation allowances set aside against any deferred tax assets.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures II, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

For the quarter ended March 31, 2011, total assets increased $6,512,772, or 0.65%, from $995,053,884 at December 31, 2010 to $1,001,566,656 at March 31, 2011 due primarily to increases in securities available-for-sale and net loans receivable.

Securities available-for-sale increased $10,145,696 to $206,130,211 at March 31, 2011, compared to $195,984,515 as of December 31, 2010. The Bank’s net unrealized loss (after tax) on its investment portfolio was $191,327 at March 31, 2011, compared to an unrealized loss (after tax) of $191,661 at December 31, 2010. The investments in the Bank’s securities portfolio that were temporarily impaired as of March 31, 2011 consisted of debt securities issued by U.S. government corporations and agencies, municipal bonds, corporate debt with strong credit ratings and preferred stock issued by corporations and government sponsored enterprises with strong credit ratings and stable credit outlooks. The unrealized losses were primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Net loans increased $15,097,419, or 2.23%, from $675,513,787 at December 31, 2010 to $690,611,206, at March 31, 2011. For the quarter ended March 31, 2011, the Bank originated $69.0 million in loans compared

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to $65.8 million in loans for the quarter ended March 31, 2010. The increase of loans held in portfolio was primarily due to increases in residential mortgages and commercial real estate loans. At March 31, 2011, the Bank’s mortgage servicing loan portfolio amounted to $369,051,336 compared to $370,331,523 at December 31, 2010. The Bank expects to continue to sell long-term fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2011, adjustable-rate mortgages comprised approximately 68.0% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Real estate owned (“OREO”) and property acquired in settlement of loans amounted was zero as of March 31, 2011, compared to $75,000 as of December 31, 2010.

Goodwill and other intangible assets amounted to $28,733,264, or 2.87% of total assets, as of March 31, 2011, compared to $28,843,609, or 2.90% of total assets, as of December 31, 2010, due to normal amortization of core deposit intangible assets.

Deposits decreased $37,711,175 to $740,507,942 at March 31, 2011, from $778,219,117 at year-end December 31, 2010. Non-interest bearing deposit accounts decreased $4,194,208, or 7.87%, and interest-bearing deposit accounts decreased $33,516,967, or 4.62%, over the same period. The Bank’s transaction account balances are influenced by the seasonal migration of account owners and balances in these accounts and typically decrease during the first quarter. The decrease for the quarter ended March 31, 2011 was 4.85%, compared to a decrease of 4.49% for the same period in 2010.

Securities sold under agreements to repurchase decreased $1,614,860, or 9.99%, to $14,550,214 at March 31, 2011 from $16,165,074 at December 31, 2010, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s U.S. government and agency investment securities.

The Bank maintained balances of $121,661,393 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) at March 31, 2011, an increase of $45,702,032 from $75,959,361 at December 31, 2010.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at March 31, 2011 was $9,931,708, compared to $9,841,030 at December 31, 2010. At approximately $9.9 million, the allowance for loan losses represents 1.42% of total loans, down from 1.44% at December 31, 2010. Total non-performing assets at March 31, 2011 were approximately $8.6 million, representing 86.68% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $250,000 to the allowance for loan and lease losses during the three months ended March 31, 2011 compared to $1,000,000 for the same period in 2010. Loan charge-offs (excluding the overdraft program) were $167,214 during the three month period ended March 31, 2011 compared to $130,282 for the same period in 2010. Recoveries were $7,892 during the three month period ended March 31, 2011, compared to $8,211 for the same period in 2010. This activity resulted in net charge-offs of $159,322 for the three month period ended March 31, 2011, compared to $122,071 for the same period in 2010. One-to-four family residential mortgages, home equity loans and consumer loans accounted for 6%, 82%, and 12%, respectively, of the amounts charged-off during the three month period ended March 31, 2011. The overall increase is not specific to any individual credit.

The effects of national economic issues continue to be felt in the Bank’s local communities and the national economic outlook as well as portfolio performance and charge-offs influenced the Bank’s decision to maintain its allowance for loan losses near $10.0 million. The provisions made in 2011 reflect loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2011 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. The Bank’s policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2011, the overdraft allowance was $14,016, compared to $22,874 at year-end 2010. A benefit to provisions for overdraft losses was recorded in the amount of $7,500 during the three month period ended March 31, 2011, compared to an expense of $14,000 for the same period during 2010. Ongoing provisions are anticipated as overdraft charge-offs continue and the Bank adheres to its policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in the allowance for loan losses account for the quarters ended March 31:

	2011	2010
Balance, beginning of year	$9,841,030	$9,494,007

Charge-offs and writedowns:
Residential real estate	(147,442)	(110,071)
Consumer loans	(19,772)	(16,317)
Commercial loans	—	(3,894)

Total charged-off loans	(167,214)	(130,282)

Recoveries
Residential real estate	4,986	5,034
Consumer loans	1,978	721
Commercial loans	928	2,456

Total recoveries	7,892	8,211

Net charge-offs	(159,322)	(122,071)
Provision for loan loss charged to income	250,000	1,000,000

Ending Balance	$9,931,708	$10,371,936

The following is a summary of activity in the allowance for overdraft privilege account for the quarters ended March 31:

	2011	2010
Beginning Balance	$22,874	$24,625

Overdraft Charge-offs	(68,287)	(75,367)
Overdraft Recoveries	66,929	61,997

Net Overdraft Losses	(1,360)	(13,370)

(Benefit) Provision for Overdrafts	(7,500)	14,000

Ending Balance	$14,016	$25,255

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated ($ in thousands):

	March 31, 2011			December 31, 2010
Real estate loans
Residential, 1-4 family and home equity loans	$4,186	42%	64%	$3,887	40%	64%
Residential, 5 or more units	131	1%	2%	142	1%	2%
Commercial	2,832	29%	19%	2,683	27%	19%
Land and Construction	282	3%	3%	575	6%	3%
Collateral and consumer loans	70	1%	1%	70	1%	1%
Commercial and municipal loans	1,794	18%	11%	2,004	20%	11%
Impaired loans	637	6%	—	480	5%	—

Allowance	$9,932	100%	100%	$9,841	100%	100%

Allowance as a percentage of total loans		1.42%			1.44%
Non-performing loans as a percentage of allowance		86.68%			101.86%

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $18,198,663 at March 31, 2011, compared to $18,998,657 at December 31, 2010. In addition, the Bank had no OREO at March 31, 2011, compared to $75,000 at December 31, 2010. During the three month period ended March 31, 2011, the Bank sold one property which was classified as OREO at December 31, 2010. Losses are incurred in the liquidation process and the Bank’s loss experience suggests it is prudent for the Bank to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, the Bank anticipates more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Thirteen loans considered to be impaired loans at March 31, 2011 have specific allowances identified and assigned. The thirteen loans are secured by real estate, business assets or a combination of both. At March 31, 2011, the allowance included $637,197 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2010 was $479,960.

Loans over 90 days past due were $2,618,000 at March 31, 2011, compared to $2,106,659 at December 31, 2010. Loans 30 to 89 days past due were $5,829,271 at March 31, 2011, compared to $8,955,612 at December 31, 2010. As a percentage of assets, non-performing loans decreased from 1.00% at December 31, 2010 to 0.86% at March 31, 2011, and, as a percentage of total loans, decreased from 1.46% at December 31, 2010 to 1.22% at March 31, 2011.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2011, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2011, the Bank had twenty loans with net carrying values of $7,413,182 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At March 31, 2011, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the loans classified as troubled debt restructured, four were more than thirty days past due at March 31, 2011. The balances of these past due loans were $1.9 million and the loans have assigned specific allowances of $303,798. At December 31, 2010, the Bank had twenty-one loans with net carrying values of $7,970,889 considered to be “troubled debt restructurings.”

At March 31, 2011 there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	March 31, 2011			December 31, 2010
	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 day delinquent loans (1)	$865	8.71%	0.09%	$600	6.10%	0.06%
Non-accrual impaired loans	331	3.33%	0.03%	1,378	14.00%	0.14%
Trouble debt restructured	7,413	74.64%	0.74%	7,971	81.00%	0.80%
Other real estate owned	—	—	—	75	0.76%	0.01%

Total non-performing assets	$8,609	86.68%	0.86%	$10,024	101.86%	1.01%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the carrying value breakdown of non-performing assets at the dates indicated:

	March 31, 2011	December 31, 2010
Nonaccrual loans (1)	$8,609,040	$9,948,311
Real estate and chattel property owned	—	75,000

Total nonperforming assets	$8,609,040	$10,023,311

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual (1) loans by category at the dates indicated:

	March 31, 2011	December 31, 2010
Real estate loans
Conventional	$2,019,003	$1,645,254
Commercial	6,319,057	7,448,570
Home equity	—	119,999
Land and construction	140,401	140,401
Consumer loans	—	18,074
Commercial and municipal loans	767,776	1,047,628

Total	$9,246,237	$10,419,926

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

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

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At March 31, 2011, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $25.9 million. The Bank’s source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2011, the Bank had approximately $139.4 million in additional borrowing capacity from the FHLB.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2011, the Company’s stockholders’ equity totaled $93,601,172, compared to $92,391,419 at December 31, 2010. The increase of $1,209,753 reflects net income of $2,024,984, the payout of $750,590 in common stock dividends, the payout of $125,000 in preferred stock dividends, and other comprehensive income in the amount of $60,359.

On June 12, 2007, the Company reactivated a previously adopted but incomplete stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At March 31, 2011, 148,088 shares remained to be repurchased under the plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. During the three months ended March 31, 2011, no shares were repurchased. As a participant in the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company is prohibited from repurchasing shares of its common stock, except in certain circumstances, prior to January 16, 2012 without the consent of the Treasury.

At March 31, 2011, the Company had funds available in the amount of $3,605,760. Total cash needs for the Company for the remainder of 2011 are estimated to be approximately $3.5 million with $2.3 million projected to be used to pay dividends on the Company’s common stock, $730,000 million to pay interest on the Company’s capital securities, $375,000 to pay dividends on the Company’s Series A Preferred Stock (as defined below), and approximately $100,000 for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OTS. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2011, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

For the three months ended March 31, 2011, net cash provided by operating activities increased $528,911 to $6,951,576, compared to $6,422,665 for the same period in 2010. The change in loans held for sale increased $4,016,141 for the three months ended March 31, 2011, compared to the same period in 2010. Net gain on sales and calls of securities increased $223,479 for the three months ended March 31, 2011 compared to the same period in 2010, as a result of the sale of approximately of $15.4 million of securities during the first quarter of 2011, compared to sales of approximately $10.0 million of securities during the same period in 2010. The provision for loan losses decreased $779,000 for the three months ended March 31, 2011, compared to the same period in 2010. The change in accrued interest receivable and other assets increased $421,834 while the change in accrued expenses and liabilities decreased $3,267,309.

Net cash used in investing activities amounted to $27,972,900 for the three months ended March 31, 2011, compared to net cash provided by investing activities of $1,400,984 for the same period in 2010, a change of $29,373,884. The increase in cash used in net securities activities of $21,052,705 was in addition to a net increase of cash used in loan originations and principal collections, net, of $5,852,341. Additionally, $2,500,000 of cash was used in the purchase of life insurance policies during the quarter ended March 31, 2011, compared to no cash transactions in the same period in 2010.

For the three months ended March 31, 2011, net cash flows provided by financing activities increased $34,222,398 to $5,500,407 compared to net cash used in financing activities of $28,721,991 for the three months ended March 31, 2010. The Bank experienced a net increase of $8,882,019 in cash used in deposits and securities sold under agreements to repurchase and an increase in cash provided by FHLBB advances of $43,104,677.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Bank expects to be able to fund loan demand and other investing activities during 2011 by continuing to utilize the FHLB’s advance program and cash flows from securities and loans. On March 31, 2011, approximately $25.9 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the Bank’s liquidity, capital resources or results of operations.

On January 16, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 10,000 shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per common share (the “Common Stock”), at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock are treated as Tier 1 capital for regulatory purposes. The Warrant is immediately exercisable.

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

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of March 31, 2011, the Bank’s ratios were 8.45%, 8.45%, and 12.69%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $14.47 at March 31, 2011, compared to $14.26 per common share at December 31, 2010. Tangible book value per common share was $9.50 at March 31, 2011. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. The Company believes that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of these non-GAAP financial measures is provided below:

	March 31, 2011	December 31, 2010
Shareholders’ equity	$93,601,172	$92,391,419
Less goodwill	27,293,470	27,293,470
Less other intangible assets	1,439,794	1,550,139
Less preferred stock	10,000,000	10,000,000

Tangible common equity	$54,867,908	$53,547,810

Ending common shares outstanding	5,773,772	5,773,772
Tangible book value per common share	$9.50	$9.27

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

The Bank’s one-year cumulative interest-rate gap at March 31, 2011 was positive 0.99%, compared to the December 31, 2010 gap of positive 0.60%. At March 31, 2011, repricing liabilities over the next twelve months were $8.9 million less than repricing assets, compared to repricing liabilities that were $5.3 million less than repricing assets at December 31, 2010. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. At 0.99%, the assets and liabilities scheduled to reprice over the twelve months following March 31, 2011 are fairly well-matched.

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

Comparison of the Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

Consolidated net income for the three months ended March 31, 2011 was $2,024,984, or $0.33 per common share (assuming dilution), compared to $1,724,496, or $0.28 per common share (assuming dilution), for the same period in 2010, an increase of $300,488, or 17.42%. The Bank’s net interest margin decreased to 3.18% at March 31, 2011 from 3.53% at March 31, 2010. The Company’s return on average assets and equity for the three months ended March 31, 2011 were 0.80% and 8.91%, respectively, compared to 0.71% and 7.74%, respectively, for the same period in 2010.

Net interest and dividend income decreased $375,375, or 4.95%, to $7,202,450 for the quarter ended March 31, 2011 from $7,577,825 for the quarter ended March 31, 2010 primarily as a result of the overall decline in net interest margins.

Interest and fees on loans decreased $126,967, or 1.57%, for the three-month period ended March 31, 2011 to $7,965,117 from $8,092,084 at March 31, 2010 due primarily to loans repricing. Interest on investments decreased $457,197, or 23.63%, for the three-month period ended March 31, 2011 due primarily to an increased position in tax-exempt investments which generally results in lower yields that are offset by tax benefits.

For the three months ended March 31, 2011, total interest expense decreased $208,789, or 8.52%, to $2,240,505 from $2,449,294 for the same period in 2010. Interest on deposits decreased $206,807, or 12.10%, due to the decline in short-term interest rates. Interest on advances and other borrowed money decreased $1,982, or 0.27%, to $737,572 from $739,554 at March 31, 2010 as the Bank’s cost of funds decreased despite increases in the outstanding balance of these borrowings.

The allowance for loan losses (not including overdraft allowances) was $9,931,708 on March 31, 2011 compared to $10,371,936 on March 31, 2010. The allowance for loan losses represented 1.42% and 1.65% of total loans at March 31, 2011 and March 31, 2010, respectively. The provision for loan losses was $250,000 during the first quarter of 2011 and $1,000,000 during the same period in 2010. The Bank made adjustments to the provisions for overdraft losses in the first quarters of 2011 and 2010, recording a benefit of $7,500 and a provision of $14,000, respectively.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011, total noninterest income increased $177,932, or 8.14%, to $2,364,386 from $2,186,454 for the three months ended March 31, 2010.

For the three-month period ended March 31, 2011:

•

Customer service fees decreased $118,067, or 9.12%, to $1,177,227 from $1,295,294 for the three months ended March 31, 2010. This decrease includes a decrease in fees collected for overdrawn items of $139,860 for the three months ended March 31, 2011, compared the same period in 2010.

•	Net gain on sales of loans increased $869, or 0.27%, compared to the same period in 2010.

•

Gain on sales of securities, net increased $223,479 from $216,768 for the three months ended March 31, 2010 to $440,247 for the three months ended March 31, 2011. This reflects the recognition of gains on the sale of approximately $15.4 million of securities sold during the three months ended March 31, 2011, compared to gains recognized in connection with the sale of approximately $10.0 million of securities during the same period in 2010.

•

Gain on sales of other real estate and property owned, net decreased $35,098 from $38,935 for the three months ended March 31, 2010 to $3,837 for the three months ended March 31, 2011. This reflects the recognition of gains on the sale of one property during the quarter ended March 31, 2011, compared to the recognition of gains on one real estate property and one other property owned sold during the same period in 2010.

•

Income from equity interest in Charter Holding Corp. increased $100,850, or 182.86%, to $156,002 from $55,152 for the quarter ended March 31, 2010 due primarily to the Company’s increased investment interest in Charter Holding Corp. as of March 31, 2011, compared to its investment at March 31, 2010.

•	Brokerage service income decreased $32 to $580 for the quarter ended March 31, 2011, compared to the same period in 2010.

•

Bank owned life insurance income increased $6,232, or 7.03%, to $94,892 from $88,660 for the three months ended March 31, 2010, due to changes in the interest rates earned on the underlying insurance policies and an increase of $2.5 million of Bank owned life insurance during the first quarter of 2011.

Total noninterest expenses increased $333,102, or 5.46%, to $6,435,344 for the three months ended March 31, 2011, compared to $6,102,242 for the three months ended March 31, 2010.

For the three-month period ended March 31, 2011:

•

Salaries and employee benefits increased $210,004, or 6.84%, compared to the three months ended March 31, 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $305,687, or 9.16%, from $3,336,186 for the three months ended March 31, 2010 to $3,641,873 for the three months ended March 31, 2011. The deferral of expenses in conjunction with the origination of loans increased $95,683, or 36.19%, to $360,075 from $264,392 for the same period in 2010. This increase was due to increased loan volumes originated during the first three months of 2011 compared to the same period in 2010 coupled with increased costs of origination.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Occupancy expense increased $32,574, or 3.24%, to $1,037,685 from $1,005,111 for the three months ended March 31, 2010 due primarily to increases in seasonal fuel and snow removal expenses.

•	Advertising and promotion decreased $3,694, or 3.21%, to $111,327 from $115,021 for the same period in 2010.

•

Depositors’ insurance increased $46,177, or 17.10%, to $316,165 at March 31, 2011, compared to $269,988 at March 31, 2010, due primarily to an increase of deposits subject to assessment year-over-year.

•

Outside services decreased $21,272, or 8.30%, to $235,070 compared to $256,342 for the three months ended March 31, 2010, reflecting decreases in expenses associated with overdraft protection programs partially offset by increases in internet banking and core processing.

•

Professional services increased $125,241, or 67.25%, to $311,464 compared to $186,223 for the three months ended March 31, 2010. Included in this amount are increases in expenses associated with consulting fees of $82,793 related primarily to consulting reviews of the commercial and residential loan portfolios and legal fees of $26,277.

•	ATM processing fees decreased $1,266, or 1.01%, to $126,429, compared to $125,163 for the three months ended March 31, 2010.

•	Supplies decreased $9,501, or 10.17%, to $83,929 compared to $93,430 for the three months ended March 31, 2010, due to directed efforts to reduce supply-related expenditures.

•

Income in excess of mortgage servicing amortization decreased $20,843 from a benefit of $27,940 for the three months ended March 31, 2010 to a benefit of $7,097 in 2011. This reflects an increase of $14,277 of servicing income offset by an increase of $35,120 amortization expense for the three months ended March 31, 2011, compared to the same period in 2010.

•

Other expenses decreased $68,536, or 6.81%, to $938,574 from $1,007,110 for the three months ended March 31, 2010. This includes decreases in Delaware franchise tax, New Hampshire Business Enterprise Tax, and core deposit intangible amortization.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1.1	Certificate of Incorporation of NHTB (as amended) (filed as Exhibit 3.1.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and incorporated herein by reference).

3.1.2	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 25, 2011 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

Exhibit No.	Description

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date:	May 16, 2011	/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date:	May 16, 2011	/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 16, 2011	/s/ Laura Jacobi
Laura Jacobi
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Certificate of Incorporation of NHTB (as amended) (filed as Exhibit 3.1.1 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and incorporated herein by reference).

3.1.2	Certificate of Designations establishing the rights of NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 25, 2011 and incorporated herein by reference).

4.1	Stock Certificate of NHTB (filed as an exhibit to NHTB’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.