Form 10-Q
period 2011-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2011-08-12
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2011

Commission File Number 0-17859

NEW HAMPSHIRE THRIFT

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	02-0430695
(State of Incorporation)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of principal executive offices)	(Zip Code)

603-863-0886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant was submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 10, 2011, was 5,773,722.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the Securities and Exchange Commission (“the SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

PART I.

Item 1. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$21,073,491	$21,512,894
Interest bearing deposits	21,000,000	11,700,000

Cash and cash equivalents	42,073,491	33,212,894
Securities available-for-sale	190,167,138	195,984,515
Federal Home Loan Bank stock	7,614,600	7,614,600
Loans held-for-sale	1,236,000	5,887,141
Loans receivable, net	710,428,601	675,513,787
Accrued interest receivable	3,307,681	2,986,348
Premises and equipment, net	16,461,292	16,671,896
Investments in real estate	3,500,895	3,550,427
Other real estate owned	191,948	75,000
Goodwill and other intangible assets	28,626,670	28,843,609
Investment in partially owned Charter Holding Corp., at equity	5,242,407	4,898,869
Bank owned life insurance	13,075,844	10,358,288
Other assets	9,073,468	9,456,510

Total assets	$1,031,000,035	$995,053,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$61,056,240	$53,265,124
Interest-bearing	721,001,646	724,953,993

Total deposits	782,057,886	778,219,117
Securities sold under agreements to repurchase	11,644,999	16,165,074
Federal Home Loan Bank advances	110,963,425	75,959,361
Subordinated debentures	20,620,000	20,620,000
Accrued expenses and other liabilities	9,782,191	11,698,913

Total liabilities	935,068,501	902,662,465

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, fixed rate cumulative perpetual Series A; 10,000 shares issued and outstanding at June 30, 2011 and December 31, 2010; liquidation value $1,000 per share	100	100
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,234,051 shares issued and 5,773,772 shares outstanding at June 30, 2011 and December 31, 2010	62,341	62,341
Warrants	85,020	85,020
Paid-in capital	55,928,753	55,920,664
Retained earnings	48,266,603	46,000,732
Accumulated other comprehensive loss	(1,260,560)	(2,526,715)
Treasury Stock, 460,279 shares as of June 30, 2011 and December 31, 2010, at cost	(7,150,723)	(7,150,723)

Total stockholders’ equity	95,931,534	92,391,419

Total liabilities and stockholders’ equity	$1,031,000,035	$995,053,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income
Interest and fees on loans	$7,884,371	$8,085,205	$15,849,488	$16,177,289
Interest on debt investments:
Taxable	1,224,575	1,870,794	2,457,893	3,795,937
Dividends	9,869	4,047	19,689	8,931
Other	219,337	11,751	454,037	16,759

Total interest and dividend income	9,338,152	9,971,797	18,781,107	19,998,916

Interest expense
Interest on deposits	1,442,261	1,606,112	2,945,194	3,315,852
Interest on advances and other borrowed money	753,466	760,228	1,491,038	1,499,782

Total interest expense	2,195,727	2,366,340	4,436,232	4,815,634

Net interest and dividend income	7,142,425	7,605,457	14,344,875	15,183,282
Provision for loan losses	167,500	531,000	410,000	1,545,000

Net interest and dividend income after provision for loan losses	6,974,925	7,074,457	13,934,875	13,638,282

Noninterest income
Customer service fees	1,287,873	1,329,375	2,465,100	2,624,670
Net gain on sales of loans	110,000	260,203	429,925	579,259
Gain on sales of securities, net	869,244	221,663	1,309,491	438,431
Gain on sales of other real estate and property owned, net	5,526	420	9,363	39,355
Rental income	169,164	167,752	340,840	339,729
Income from equity interest in Charter Holding Corp.	179,332	69,420	335,334	124,572
Brokerage service income	547	567	1,127	1,179
Bank owned life insurance income	109,059	90,800	203,951	179,460

Total noninterest income	2,730,745	2,140,200	5,095,131	4,326,655

Noninterest expenses
Salaries and employee benefits	3,552,249	3,172,791	6,834,047	6,244,585
Occupancy expenses	931,414	938,125	1,969,099	1,943,235
Advertising and promotion	146,732	99,931	258,059	214,952
Depositors’ insurance	320,773	254,574	636,938	524,563
Outside services	261,493	278,486	496,563	534,828
Professional services	266,111	272,434	577,575	458,657
ATM processing fees	130,020	129,345	256,449	254,508
Supplies	81,498	98,887	165,427	192,316
Mortgage servicing income, net of amortization of mortgage servicing rights	(54,217)	(51,884)	(61,314)	(79,824)
Other expenses	1,217,700	1,205,439	2,156,274	2,212,549

Total noninterest expenses	6,853,773	6,398,128	13,289,117	12,500,369

Income before provision for income taxes	2,851,897	2,816,529	5,740,889	5,464,568
Provision for income taxes	851,741	814,056	1,715,749	1,740,597

Net income	$2,000,156	$2,002,473	$4,025,140	$3,723,971

Comprehensive income	$3,205,923	$4,161,238	$5,291,295	$6,445,248

Net income available to common stockholders	$1,871,111	$1,994,551	$3,767,051	$3,588,716

Earnings per common share, basic	$0.32	$0.32	$0.65	$0.60

Average number of shares, basic	5,773,772	5,771,772	5,773,772	5,771,772
Earnings per common share, assuming dilution	$0.32	$0.32	$0.65	$0.60

Average number of shares, assuming dilution	5,787,229	5,777,860	5,786,870	5,777,300
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,025,140	$3,723,971
Depreciation and amortization	637,381	721,893
Amortization of fair value adjustments, net (loans, deposits and borrowings)	67,632	49,571
Amortization of securities, net	642,589	436,769
Net decrease (increase) in mortgage servicing rights	88,531	(47,102)
Net decrease in loans held-for-sale	4,651,141	394,950
Increase in cash surrender value of life insurance	(217,556)	(190,767)
Amortization of intangible assets	216,939	248,466
Provision for loan losses	410,000	1,545,000
Decrease (increase) in accrued interest receivable and other assets	19,736	(518,488)
Net gain on sales of other real estate and property owned	(9,363)	(39,355)
Net gain on sales and calls of securities	(1,309,491)	(438,431)
Income from equity interest in Charter Holding Corp.	(335,334)	(124,572)
Change in deferred loan origination fees and cost, net	112,205	(51,459)
(Decrease) increase in accrued expenses and other liabilities	(2,711,280)	578,403

Net cash provided by operating activities	6,288,270	6,288,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(377,245)	(449,803)
Proceeds from sales and calls of securities available-for-sale	71,750,468	67,565,412
Purchases of securities available-for-sale	(63,260,237)	(74,916,648)
Purchases of Federal Home Loan Bank stock	—	(1,438,800)
Loan originations and principal collections, net	(35,697,372)	(31,245,544)
Proceeds from sale of other real estate owned	89,200	139,355
Purchase of life insurance policies	(2,500,000)	—

Net cash used in investing activities	(29,995,186)	(40,346,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) increase in deposits	3,838,769	(5,219,448)
Net decrease in securities sold under agreements to repurchase	(4,520,075)	(1,182,752)
Net increase in advances from Federal Home Loan Bank	35,000,000	29,988,818
Proceeds from other borrowed funds	—	(77,500)
Dividends paid on preferred stock	(250,000)	(250,000)
Dividends paid on common stock	(1,501,181)	(1,500,661)

Net cash provided by financing activities	32,567,513	21,758,457

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	8,860,597	(12,298,722)
CASH AND CASH EQUIVALENTS, beginning of period	33,212,894	38,038,652

CASH AND CASH EQUIVALENTS, end of period	$42,073,491	$25,739,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	June 30, 2011	June 30, 2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,983,170	$3,357,641
Interest on advances and other borrowed money	1,493,062	1,588,437

Total interest paid	$4,476,232	$4,946,078

Income taxes paid	$2,199,178	$2,362,371

Loans transferred to other real estate owned	$191,948	$260,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management of New Hampshire Thrift Bancshares, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note C - Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note D. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In March 2010, FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules became effective on July 1, 2010. This ASU did not have significant impact on the Company’s financial condition and results of operations.

In April 2010, FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively.

In July 2010, FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. Please see Note G.

In December 2010, FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010. For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU. The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value at June 30, 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$190,167,138	$512,050	$189,655,088	$—

	$190,167,138	$512,050	$189,655,088	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$634,246	$—	$634,246	$—

	$634,246	$—	$634,246	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$7,572,620	$—	$—	$7,572,620
Other real estate owned	191,948	—	—	191,948

	$7,764,568	$—	$—	$7,764,568

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,073,491	$42,073,491	$33,212,894	$33,212,894
Securities available-for-sale	190,167,138	190,167,138	195,984,515	195,984,515
Federal Home Loan Bank stock	7,614,600	7,614,600	7,614,600	7,614,600
Loans held-for-sale	1,236,000	1,244,133	5,887,141	5,926,801
Loans, net	710,428,601	714,307,000	675,513,787	680,808,000
Investment in unconsolidated subsidiaries	620,000	562,148	620,000	546,332
Accrued interest receivable	3,307,681	3,307,681	2,986,348	2,986,348
Financial liabilities:
Deposits	782,057,886	784,386,000	778,219,117	782,619,000
FHLB advances	110,963,425	112,670,000	75,959,361	76,983,000
Securities sold under agreements to repurchase	11,644,999	11,644,999	16,165,074	16,165,074
Subordinated debentures	20,620,000	18,695,866	20,620,000	18,170,062
Derivatives – interest rate swap	634,246	634,246	711,337	711,337

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments which are included in other assets and derivatives which are included in other liabilities.

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the three months ended June 30, 2011.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values at June 30, 2011 are summarized as follows:

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U. S. government, including agencies	$5,000,000	—	93,865	$4,906,135
Mortgage-backed securities	121,380,212	1,820,125	—	123,200,337
Municipal bonds	29,315,492	74,375	477,478	28,912,389
Other bonds and debentures	32,298,468	337,759	—	32,636,227
Equity securities	484,386	27,664	—	512,050

Total available-for-sale	$188,478,558	2,259,923	571,343	$190,167,138

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2011:

Fair Value
Municipal bonds	$410,631
Other bonds and debentures	8,088,421

Total due in less than one year	$8,499,052

Municipal bonds	$2,458,795
Other bonds and debentures	21,131,328

Total due after one year through five years	$23,590,123

U.S. government, including agencies	$4,906,135
Municipal bonds	7,816,250

Total due after five years through ten years	$12,722,385

Municipal bonds	$18,226,713
Other bonds and debentures	3,416,478

Total due after ten years	$21,643,191

For the six months ended June 30, 2011, proceeds from sales of securities available-for-sale amount to $53,764,923. Gross gains of $1,309,491 were realized during the same period on these sales.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F - Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of June 30, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. government agency bonds	$4,906,135	$93,865	$—	$—	$4,906,135	$93,865
Municipal bonds	22,489,613	477,478	—	—	22,489,613	477,478

Total temporarily impaired securities	$27,395,748	$571,343	$—	$—	$27,395,748	$571,343

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2011 consist of bonds issued by U.S. government sponsored enterprises and agencies and municipal bonds. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other than temporary.

Note G - Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2011	December 31, 2010
Real estate loans
Conventional	$374,341,618	$347,605,965
Home equity	72,964,838	74,883,507
Construction	13,445,911	19,210,102
Commercial	151,150,200	143,767,814

	611,902,567	585,467,388
Consumer loans	7,638,894	8,078,946
Commercial and municipal loans	98,460,406	89,361,109
Unamortized adjustment to fair value	1,139,923	1,202,491

Total loans	719,141,790	684,109,934
Allowance for loan losses	(10,093,151)	(9,863,904)
Deferred loan origination costs, net	1,379,962	1,267,757

Loans receivable, net	$710,428,601	$675,513,787

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of June 30, 2011:

	Real Estate:
	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance:
Individually evaluated for impairment	$144,058	$465,199	$—	$189,104	$—	$798,361
Ending balance:
Collectively evaluated for impairment	5,899,650	1,922,279	195,461	1,154,774	122,626	9,294,790

Total allowance for loan and lease losses ending balance	$6,043,708	$2,387,478	$195,461	$1,343,878	$122,626	$10,093,151

Loans:
Ending balance:
Individually evaluated for impairment	$1,241,070	$5,994,913	$—	$1,134,998	$—	$8,370,981
Ending balance:
Collectively evaluated for impairment	447,205,309	145,155,287	13,445,911	97,325,408	7,638,894	710,770,809

Total loans ending balance	$448,446,379	$151,150,200	$13,445,911	$98,460,406	$7,638,894	$719,141,790

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2011:

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,366,380	$965,351	$1,745,526	$4,077,257	$2,986,596
Commercial	3,656,583	185,050	2,089,497	5,931,130	5,994,913
Home equity	99,424	—	—	99,424	—
Land and construction	420,563	53,506	40,535	514,604	40,535
Commercial	139,031	90,230	91,261	320,522	1,134,998
Consumer	31,155	3,905	—	35,060	—

Total	$5,713,136	$1,298,042	$3,966,819	$10,977,997	$10,157,042

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$174,552	$174,552	$—	$412,887	$2,369
Commercial	3,395,232	3,395,232	—	4,854,176	136,797
Commercial	237,661	237,661	—	118,830	4,580

Total impaired with no related allowance:	$3,807,445	$3,807,445	$—	$5,385,893	$143,746

With an allowance recorded:
Real estate:
Conventional	$1,066,518	$1,066,518	$144,058	$803,534	$18,670
Commercial	2,599,681	2,599,681	465,199	2,073,137	40,342
Commercial	897,337	897,337	189,104	832,556	27,424

Total impaired with an allowance recorded:	$4,563,536	$4,563,536	$798,361	$3,709,227	$86,436

Total:
Real estate:
Conventional	$1,241,070	$1,241,070	$144,058	$1,216,421	$21,039
Commercial	5,994,913	5,994,913	465,199	6,927,313	177,139
Commercial	1,134,998	1,134,998	189,104	951,386	32,004

Total impaired loans:	$8,370,981	$8,370,981	$798,361	$9,095,120	$230,182

The following table presents the Company’s loans by risk ratings as of June 30, 2011:

	Real Estate
	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Pass	$445,691,856	$128,656,556	$11,626,614	$94,124,920	$7,607,514	$687,707,460
Special Mention	131,250	9,061,623	1,819,297	2,218,551	—	13,230,721
Substandard	2,623,273	13,432,021	—	2,116,935	31,380	18,203,609

Total	$448,446,379	$151,150,200	$13,445,911	$98,460,406	$7,638,894	$719,141,790

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

Note H - Stock-based Compensation

At June 30, 2011, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters and six months ended June 30, 2011 or June 30, 2010.

Note I - Pension Benefits

The following summarizes the net periodic pension cost for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$81,803	$83,148	$163,606	$166,296
Expected return on plan assets	(125,501)	(121,308)	(251,002)	(242,616)
Amortization of unrecognized net loss	51,448	44,408	102,896	88,816

Net periodic pension cost	$7,750	$6,248	$15,500	$12,496

Note J - Other Comprehensive Income

The following summarizes the composition of other comprehensive income at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$1,019,733	$(191,661)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,960,634)	(1,960,634)
Unrecognized net loss, derivative, net of tax	(383,022)	(429,578)
Unrecognized net income (loss), equity investment, net of tax	63,363	55,158

Accumulated other comprehensive loss	$(1,260,560)	$(2,526,715)

Item 2. Management’s Discussion and Analysis

General

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, the Office of Thrift Supervision was abolished as of July 21, 2011 and its powers and duties transferred to the Office of the Comptroller of the Currency (“OCC”) as to savings banks and other thrifts, and to the Federal Reserve Board as to the holding companies of thrifts. Therefore, the Company is now regulated by the Federal Reserve Board, and the Bank is regulated by the OCC.

The Company’s profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The Bank passes on its earnings to the Company to the extent allowed by OCC regulations.

Overview

•	Total assets increased $35,946,151, or 3.61%, to $1,031,000,035 at June 30, 2011 from $995,053,884 at December 31, 2010.

•	Net loans increased $34,914,814, or 5.17%, to $710,428,601 at June 30, 2011 from $675,513,787 at December 31, 2010.

•	The Bank originated $84,221,539 in loans during the six months ended June 30, 2011, compared to $90,640,860 for the same period in 2010.

•	The Bank’s loan servicing portfolio was $365,847,721 at June 30, 2011 compared to $370,331,523 at December 31, 2010.

•	Total deposits increased $3,838,769, or 0.49%, to $782,057,886 at June 30, 2011 from $778,219,117 at December 31, 2010.

•

Net interest and dividend income for the six months ended June 30, 2011 was $14,344,875 compared to $15,183,282 for the same period in 2010. Net interest and dividend income for the three months ended June 30, 2011 was $7,142,425 compared to $7,605,457 for the same period in 2010. Tax-equivalent net interest income and dividend income for the three months ended June 30, 2011 was $7,504,024 compared to $7,729,990 for the same period in 2010.

•

The Company earned $4,025,140, or $0.65 per common share, assuming dilution, for the six months ended June 30, 2011, compared to $3,723,971, or $0.60 per common share, assuming dilution, for the six months ended June 30, 2010. Net income available to common stockholders was $3,767,051 for the six months ended June 30, 2011, compared to $3,588,716 for the same period in 2010.

•

The Company’s returns on average assets and average equity for the six months ended June 30, 2011 were 0.79% and 8.72%, respectively, compared to 0.76% and 8.38%, respectively, for the same period in 2010.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on the Company’s critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying condensed consolidated financial statements and Note 1 of the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets were $1,031,000,035 at June 30, 2011, compared to $995,053,884 at December 31, 2010, an increase of $35,946,151, or 3.61%. Securities available-for-sale decreased $5,817,377, or 2.97%, to $190,167,138 at June 30, 2011 from $195,984,515 at December 31, 2010. Net unrealized gains on securities available-for-sale were $1,688,580 at June 30, 2011, compared to net unrealized losses of $317,372 at December 31, 2010. During the six months ended June 30, 2011, the Company sold securities with a total book value of $57,082,372 for a net gain on sales of $1,309,491. During the same period, the Company purchased $23,409,920 of other bonds and debentures and $39,850,317 of mortgage-backed securities. The Bank’s net unrealized gain (after tax) on its investment portfolio was $1,019,733 at June 30, 2011, compared to an unrealized loss (after tax) of $191,661 at December 31, 2010. The investments in the Bank’s securities portfolio that were temporarily impaired as of June 30, 2011 consisted of debt securities issued by U.S. government corporations and agencies and municipal bonds with strong credit ratings and stable credit outlooks. The unrealized losses were primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since the Bank has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $34,914,814, or 5.17%, to $710,428,601 at June 30, 2011, from $675,513,787 at December 31, 2010. The allowance for loan losses increased $229,247 to $10,093,151 at June 30, 2011, from $9,863,904 at December 31, 2010. The change in the allowance for loan losses is the net of the effect of provisions of $410,000, charge-offs of $373,854, and recoveries of $193,101. As a percentage of total loans, non-performing loans decreased from 1.45% at December 31, 2010 to 1.32% at June 30, 2011. Total loan production for the six months ended June 30, 2011 was $84,221,539 compared to $90,640,860 for the same period in 2010. For the six month period ended June 30, 2011, the Bank originated $132.0 million in loans compared to $137.3 million in loans for the six month period ended June 30, 2010. The increase of loans held in portfolio was primarily due to increases in residential mortgages, commercial real estate loans, and municipal loans. At June 30, 2011, the Bank’s mortgage servicing loan portfolio amounted to $365,847,721 compared to $370,331,523 at December 31, 2010. The Bank expects to continue to sell long-term fixed-rate loans into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2011, adjustable-rate mortgages comprised approximately 67.0% of the Bank’s real estate mortgage loan portfolio. This is consistent with prior periods.

Goodwill and other intangible assets amounted to $28,626,670, or 2.87% of total assets, as of June 30, 2011, compared to $28,843,609, or 2.90% of total assets, as of December 31, 2010; the decrease was due to normal amortization of core deposit intangible assets.

Other real estate owned (“OREO”) and property acquired in settlement of loans amounted was $191,948 as of June 30, 2011, compared to $75,000 as of December 31, 2010. The balance at June 30, 2011 represents the in-substance foreclosures of two loans.

Total deposits increased $3,838,769, or 0.49%, to $782,057,886 at June 30, 2011 from $778,219,117 at December 31, 2010. Non-interest bearing deposit accounts increased $7,791,116, or 14.63%, and interest-bearing deposit accounts decreased $3,952,347, or 0.55%, over the same period. The Bank’s transaction account balances are influenced by the seasonal migration of account owners and balances in these accounts and typically decrease during the first six months.

Advances from the Federal Home Loan Bank increased $35,004,064, or 46.08%, from $75,959,361 at December 31, 2010 to $110,963,425 at June 30, 2011.

Securities sold under agreements to repurchase decreased $4,520,075, or 27.96%, to $11,644,999 at June 30, 2011 from $16,165,074 at December 31, 2010, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of the Bank’s U.S. government and agency investment securities.

The Bank maintained balances of $110,963,425 in advances from the Federal Home Loan Bank of Boston (“FHLBB”) at June 30, 2011, an increase of $35,004,064 from $75,959,361 at December 31, 2010.

Allowance and Provision for Loan Losses

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2011 was $10,079,018, compared to $9,841,030 at December 31, 2010. At approximately $10.1 million, the allowance for loan losses represents 1.40% of total loans, down from 1.44% at December 31, 2010. Total non-performing assets at June 30, 2011 were approximately $9.6 million, representing 94.77% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in the Bank adding $400,000 to the allowance for loan and lease losses during the six months ended June 30, 2011 compared to $1,500,000 for the same period in 2010. Loan charge-offs (excluding the overdraft program) were $246,506 during the six month period ended June 30, 2011 compared to $956,169 for the same period in 2010. Recoveries were $84,494 during the six month period ended June 30, 2011, compared to $9,015 for the same period in 2010. This activity resulted in net charge-offs of $162,012 for the six month period ended June 30, 2011, compared to $947,154 for the same period in 2010. One-to-four family residential mortgages, commercial real estate, land and construction, and consumer loans accounted for 60%, 8%, 23%, and 9%, respectively, of the amounts charged-off during the six month period ended June 30, 2011.

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

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. The Bank’s policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2011, the overdraft allowance was $14,133, compared to $22,874 at year-end 2010. Provisions for overdraft losses in the amount of $10,000 were recorded during the six month period ended June 30, 2011, compared to provisions of $45,000 for the same period during 2010. Ongoing provisions are anticipated as overdraft charge-offs continue and the Bank adheres to its policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account for the six month period ended June 30:

	2011	2010
Balance, beginning of year	$9,841,030	$9,494,007

Charge-offs:
Residential real estate	(147,442)	(716,819)
Commercial real estate	(20,000)	(130,292)
Land and construction	(56,141)	—
Consumer loans	(22,923)	(28,746)
Commercial loans	—	(80,312)

Total charged-off loans	(246,506)	(956,169)

Recoveries
Residential real estate	51,796	4,314
Consumer loans	4,362	1,110
Commercial loans	28,336	3,591

Total recoveries	84,494	9,015

Net charge-offs	(162,012)	(947,154)
Provision for loan loss charged to income:
Residential real estate	178,414	578,323
Commercial real estate	129,472	533,999
Land and construction	11,051	106,042
Consumer loans	2,916	12,708
Commercial loans	78,147	268,928

Total provisions	400,000	1,500,000

Ending balance	$10,079,018	$10,046,853

The following is a summary of activity in the allowance for overdraft privilege account for the six month period ended June 30:

	2011	2010
Beginning balance	$22,874	$24,625

Overdraft charge-offs	(127,348)	(131,307)
Overdraft recoveries	108,607	91,159

Net overdraft losses	(18,741)	(40,148)

Provision for overdrafts	10,000	45,000

Ending balance	$14,133	$29,477

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated ($ in thousands):

	June 30, 2011			December 31, 2010
Real estate loans
Residential, 1-4 family and home equity loans	$5,900	59%	62%	$3,887	40%	64%
Commercial	1,923	19%	21%	2,825	28%	21%
Land and Construction	195	2%	2%	575	6%	3%
Collateral and consumer loans	108	1%	1%	70	1%	1%
Commercial and municipal loans	1,155	11%	14%	2,004	20%	11%
Impaired loans	798	8%	—	480	5%	—

Allowance	$10,079	100%	100%	$9,841	100%	100%

Allowance as a percentage of total loans		1.40%			1.44%
Non-performing loans as a percentage of allowance		86.68%			101.86%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $19,822,673 at June 30, 2011, compared to $18,998,657 at December 31, 2010. In addition, the Bank had $191,948 of OREO at June 30, 2011 representing two in-substance foreclosures, compared to $75,000 at December 31, 2010. During the six month period ended June 30, 2011, the Bank sold one property which was classified as OREO at December 31, 2010. Losses are incurred in the liquidation process and the Bank’s loss experience suggests it is prudent for the Bank to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, the Bank anticipates more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Fourteen loans considered to be impaired loans at June 30, 2011 have specific allowances identified and assigned. The fourteen loans are secured by real estate, business assets or a combination of both. At June 30, 2011, the allowance included $798,361 allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2010 was $479,960.

Loans over 90 days past due were $3,996,819 at June 30, 2011, compared to $2,106,659 at December 31, 2010. Loans 30 to 89 days past due were $7,011,178 at June 30, 2011, compared to $8,955,612 at December 31, 2010. As a percentage of assets, non-performing loans decreased from 1.00% at December 31, 2010 to 0.93% at June 30, 2011, and, as a percentage of total loans, decreased from 1.46% at December 31, 2010 to 1.32% at June 30, 2011.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which the Bank reasonably expects will materially impact future operating results, liquidity, or capital resources. For the period ended June 30, 2011, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2011, the Bank had twenty loans with net carrying values of $6,702,905 considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At June 30, 2011, eight of the “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the loans classified as troubled debt restructured, twelve were more than thirty days past due at June 30, 2011, and are included in impaired loans. The balances of these past due loans were $3.7 million and have assigned specific allowances of $361,807. At December 31, 2010, the Bank had twenty-one loans with net carrying values of $7,970,889 considered to be “troubled debt restructurings.”

At June 30, 2011 there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	June 30, 2011			December 31, 2010
	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 day delinquent loans (1)	$1,786	17.72%	0.17%	$600	6.10%	0.06%
Non-accrual impaired loans	870	8.63%	0.08%	1,378	14.00%	0.14%
Trouble debt restructured	6,703	66.51%	0.65%	7,971	81.00%	0.80%
Other real estate owned	192	1.91%	0.02%	75	0.76%	0.01%

Total non-performing assets	$9,551	94.77%	0.92%	$10,024	101.86%	1.01%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the carrying value breakdown of non-performing assets at the dates indicated:

	June 30, 2011	December 31, 2010
Nonaccrual loans (1)	$9,358,682	$9,948,311
Real estate and chattel property owned	191,948	75,000

Total nonperforming assets	$9,550,630	$10,023,311

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual loans by category at the dates indicated:

	June 30, 2011	December 31, 2010
Real estate loans
Conventional	$2,986,596	$1,645,254
Commercial	5,994,913	7,448,570
Home equity	—	119,999
Land and construction	40,535	140,401
Consumer loans	—	18,074
Commercial and municipal loans	1,134,998	1,047,628

Total	$10,157,042	$10,419,926

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

Liquidity and Capital Resources

The Bank is required to maintain sufficient liquidity for safe and sound operations. At June 30, 2011, the Bank’s liquidity was sufficient to cover the Bank’s anticipated needs for funding new loan commitments of approximately $35.0 million. The Bank’s source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2011, the Bank had approximately $100 million in additional borrowing capacity from the FHLB.

At June 30, 2011, the Company’s stockholders’ equity totaled $95,931,534, compared to $92,391,419 at December 31, 2010. The increase of $3,540,115 reflects net income of $4,025,140, the payout of $1,501,181 in common stock dividends, the payout of $250,000 in preferred stock dividends, and an increase of $1,266,156 in other comprehensive income.

On June 12, 2007, the Company reactivated a previously adopted but incomplete stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At June 30, 2011, 148,088 shares remained to be repurchased under the plan. The Board of Directors of the Company has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. The Company buys stock in the open market whenever the price of the stock is deemed reasonable and the Company has funds available for the purchase. During the three months ended June 30, 2011, no shares were repurchased. As a participant in the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company is prohibited from repurchasing shares of its common stock, except in certain circumstances, prior to January 16, 2012 without the consent of the Treasury.

At June 30, 2011, the Company had unrestricted funds available in the amount of $2,409,796. Total cash needs for the Company for the remainder of 2011 are estimated to be approximately $2.5 million with $1.5 million projected to be used to pay dividends on the Company’s common stock, $490,000 million to pay interest on the Company’s capital securities, $250,000 to pay dividends on the Company’s Series A Preferred Stock (as defined below), and approximately $100,000 for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2011, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

For the six months ended June 30, 2011, net cash provided by operating activities decreased $144,808 to $6,144,041, compared to $6,288,849 for the same period in 2010. The change in loans held for sale increased $4,256,191 for the six months ended June 30, 2011, compared to the same period in 2010. Net gain on sales and calls of securities increased $871,060 for the six months ended June 30, 2011 compared to the same period in 2010, as a result of the sale of approximately of $52.5 million of securities during the six months ended June 30, 2011, compared to sales of approximately $47.5 million of securities during the same period in 2010. The provision for loan losses decreased $1,135,000 for the six months ended June 30, 2011, compared to the same period in 2010. The change in accrued interest receivable and other assets increased $538,224 while the change in accrued expenses and liabilities decreased $3,289,683.

Net cash used in investing activities was $29,850,957 for the six months ended June 30, 2011, compared to net cash used by investing activities of $40,346,028 for the same period in 2010, a decrease of $10,495,071. The cash provided by net securities activities was $8,490,231 for the six months ended June 30, 2011 compared to cash used by net securities activities of $7,351,236 for the same period in 2010. Cash used in loan originations and principal collections, net, was $35,553,143 for the six months ended June 30, 2011, an increase of $4,307,599 compared to the same period in 2010. Additionally, $2,500,000 of cash was used in the purchase of life insurance policies during the six months ended June 30, 2011, compared to no cash transactions in the same period in 2010.

For the six months ended June 30, 2011, net cash flows provided by financing activities increased $10,809,056 to $32,567,513 compared to net cash provided by financing activities of $21,758,457 for the six months ended June 30, 2010. The Bank experienced a net increase of $5,720,894 in cash used in deposits and securities sold under agreements to repurchase and an increase in cash provided by FHLBB advances of $5,011,182, comparing the six months ended June 30, 2011 to the same period in 2010.

The Bank expects to be able to fund loan demand and other investing activities during 2011 by continuing to utilize the FHLB’s advance program and cash flows from securities and loans. On June 30, 2011, approximately $35.0 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the Bank’s liquidity, capital resources or results of operations.

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

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital of 1.50%, 4.00%, and 8.00%, respectively. As of June 30, 2011, the Bank’s ratios were 8.45%, 8.45%, and 13.09%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $14.88 at June 30, 2011, compared to $14.26 per common share at December 31, 2010. Tangible book value per common share was $9.83 at June 30, 2011. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. The Company believes that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

	June 30, 2011	December 31, 2010
Shareholders’ equity	$95,391,534	$92,391,419
Less goodwill	27,293,470	27,293,470
Less other intangible assets	1,333,200	1,550,139
Less preferred stock	10,000,000	10,000,000

Tangible common equity	$56,764,864	$53,547,810

Ending common shares outstanding	5,773,772	5,773,772
Tangible book value per common share	$9.83	$9.27

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

The Bank’s one-year cumulative interest-rate gap at June 30, 2011 was positive 2.73%, compared to the December 31, 2010 gap of positive 0.60%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

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

The following table sets forth the Bank’s NPV at March 31, 2011, as calculated by the Office of Thrift Supervision:

	Net Portfolio Value			NPV as % of PV Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	($ in thousands)
+300 bp	$70,418	$-43,005	-38%	7.37%	–386bp
+200 bp	86,783	-26,640	-23%	8.90%	–233bp
+100 bp	101,863	-11,560	-10%	10.25%	–99bp
+50 bp	108,240	-5,183	-5%	10.80%	–44bp
0 bp	113,423			11.24%
–50 bp	116,223	2,800	+2%	11.46%	+22bp
–100 bp	120,594	7,171	+6%	11.82%	+58bp

Comparison of the Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

Consolidated net income for the six months ended June 30, 2011 was $4,025,140, or $0.65 per common share (assuming dilution), compared to $3,723,971, or $0.60 per common share (assuming dilution), for the same period in 2010, an increase of $301,169, or 8.09%. The Bank’s net interest margin decreased to 3.16% at June 30, 2011 from 3.52% at June 30, 2010. The Company’s return on average assets and equity for the six months ended June 30, 2011 were 0.79% and 8.72%, respectively, compared to 0.76% and 8.38%, respectively, for the same period in 2010.

Net interest and dividend income decreased $838,407, or 5.52%, to $14,344,875 for the six month period ended June 30, 2011 from $15,183,283 for the six month period ended June 30, 2010 primarily as a result of the overall decline in net interest margins and additional investments in tax-exempt lending and securities which generally results in lower yields that are offset by tax benefits.

Interest and fees on loans decreased $327,801, or 2.03%, for the six month period ended June 30, 2011 to $15,849,488 from $16,177,289 at June 30, 2010 due primarily to loans repricing, new loans booked at current market rates, and an increase in tax-exempt loans. Interest on investments decreased $890,008, or 23.29%, for the six month period ended June 30, 2011 due primarily to an increased position in tax-exempt investments which generally results in lower yields that are offset by tax benefits.

For the six months ended June 30, 2011, total interest expense decreased $379,402, or 7.88%, to $4,436,232 from $4,815,634 for the same period in 2010. Interest on deposits decreased $370,658, or 11.18%, due to the decline in short-term interest rates. Interest on advances and other borrowed money decreased $8,744, or 0.58%, to $1,491,038 from $1,499,782 at June 30, 2010 as the average balance held was lower during the six month period ended June 30, 2011.

The allowance for loan losses (not including overdraft allowances) was $10,079,018 on June 30, 2011 compared to $10,046,853 on June 30, 2010. The allowance for loan losses represented 1.41% and 1.54% of total loans at June 30, 2011 and June 30, 2010, respectively. The provision for loan losses was $400,000 during the six months ended June 30, 2011 and $1,500,000 during the same period in 2010. The Bank made adjustments to the provisions for overdraft losses in the six months ended June 30, 2011 and 2010, recording provisions of $10,000 and $45,000, respectively.

For the six months ended June 30, 2011, total noninterest income increased $768,476, or 17.76%, to $5,095,131, from $4,326,655 for the same period in 2010, as discussed below.

For the six month period ended June 30, 2011:

•

Customer service fees decreased $159,570, or 6.08%, to $2,465,100 from $2,624,670 for the six months ended June 30, 2011. This decrease includes an increase of $68,863 in ATM-related income due primarily to increased transaction volume for the six months ended June 30, 2011 compared the same period in 2011 and a decrease of $247,243 in overdraft fees.

•

Net gain on sale of loans decreased $149,334, or 25.78%, compared to the same period in 2011, represented by a decrease of $4,695,490 in loans sold into the secondary market, to $26,399,408 for the six months ended June 30, 2011 from $31,094,898 for the six months ended June 30, 2010.

•

Gain on sales of securities, net increased $871,060 to $1,309,491 for the six months ended June 30, 2011, from $438,431 for the six months ended June 30, 2010. This reflects the recognition of gains on the sales of approximately $52.5 million of securities sold during the six months ended June 30, 2011, compared to $47.5 million of securities sold during the same period in 2010.

•

Gain on sales of other real estate and property owned, net decreased $29,992 to $9,363 for the six months ended June 30, 2011, from $39,355 for the six months ended June 30, 2010. This reflects the recognition of gains on the sales of approximately $86k during the six months ended June 30, 2011, compared to $196k sold during the same period in 2010.

•

Income from equity interest in Charter Holding Corp. increased $210,762 to $335,334 for the six months ended June 30, 2011 from $124,572 for the same period in 2010. In addition to non-recurring revenue at Charter Holding Corp. during the period, the increase also represents an increased ownership interest of fifty percent during the six months ended June 30, 2011 compared to a one-third interest for the same period in 2010.

•	Brokerage service income decreased $52 to $1,127, for the six months ended June 30, 2011 compared to the same period in 2010.

•	Bank owned life insurance income increased $24,491 to $203,951 from $179,460 for the six months ended June 30, 2010, due primarily to increased investment of $2.5 million in Bank-owned life insurance.

For the six months ended June 30, 2011, total noninterest expense increased $788,748, or 6.31%, to $13,289,117, from $12,500,369 for the same period in 2010, as discussed below.

For the six month period ended June 30, 2011:

•

Salaries and employee benefits increased $589,462, or 9.44%, compared to the six months ended June 30, 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $650,858, or 9.58%, from $6,792,539 for the six months ended June 30, 2010, to $7,443,397 for the six months ended at June 30, 2011. Salary expense increased $318,505, or 6.46%, reflecting ordinary cost-of-living adjustments and additional staffing in the lending and compliance departments. The deferral of expenses in conjunction with the origination of loans increased $61,396, or 11.20%, to $609,350 from $547,954 for the same period in 2010.

•

Occupancy expense increased $25,864, or 1.33%, to $1,969,099 from $1,943,235 for the same period in 2010. This includes increases in seasonal expenses and utilities partially offset by decreases in depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion increased $43,107, or 20.05%, to $258,059 from $214,952 for the same period in 2010. This includes a net increase in media and production expenses of $64,740 for the six months ended June 30, 2011 compared to the same period in 2010, partially offset by decreases in direct mail and give-aways.

•	Depositors’ insurance increased $112,375, or 21.42%, to $636,938 from $524,563 for the same period in 2010 due primarily to the increase in deposits subject to assessment year-over-year.

•	Outside services decreased $38,265, or 7.15%, to $496,563 compared to $534,828 for the same period in 2010. This primarily reflects decreases in expenses associated with overdraft protection programs.

•

Professional services increased $118,918, or 25.93%, to $577,575 compared to $458,657 for the same period in 2010, reflecting among other things increased legal expenses and consulting fees, primarily attributable to audit expenses.

•	ATM processing fees increased $1,941, or 0.76%, to $256,449 compared to $254,508 for the same period in 2010.

•	Supplies decreased $26,889, or 13.98%, to $165,427 compared to $192,316 for the same period in 2010, due to directed efforts to reduce supply-related expenditures.

•	Mortgage servicing income net of amortization of mortgage servicing rights increased $18,510 from a net benefit of $79,824 for the six months ended June 30, 2010 to a net benefit of $61,314 in 2011.

•

Other expenses decreased $56,275, or 2.54%, to $2,156,274 for the six months ended June 30, 2011 compared to $2,212,549 for the same period in 2010. This primarily reflects a decrease in tax-qualified contributions of $126k as fewer opportunities were presented to the Bank partially offset by increases in deposit account-related charge-offs of approximately $48k.

For the three months ended June 30, 2011, total noninterest income increased $590,545, or 27.59%, to $2,730,745 from $2,140,200 for the three months ended June 30, 2010.

For the three-month period ended June 30, 2011:

•

Customer service fees decreased $41,502, or 3.12%, to $1,287,873 from $1,329,375 for the three months ended June 30, 2010. This decrease includes a decrease in fees collected for overdrawn items of $107,382 for the three months ended June 30, 2011, compared to the same period in 2010 partially offset by an increase of $34,272 in ATM-related income.

•

Net gain on sales of loans decreased $150,203, or 57.73%, compared to the same period in 2010 represented by a decrease of $9,119,021 in loans sold into the secondary market, to $7,362,343 for the three months ended June 30, 2011 from $16,481,364 for the same period in 2010.

•

Gain on sales of securities, net increased $647,581 from $221,663 for the three months ended June 30, 2010 to $869,244 for the three months ended June 30, 2011. This reflects the recognition of gains on the sale of approximately $37.1 million of securities sold during the three months ended June 30, 2011, compared to gains recognized in connection with the sale of approximately $37.5 million of securities during the same period in 2010.

•

Gain on sales of other real estate and property owned, net increased $5,106 from $420 for the three months ended June 30, 2010 to $5,526 for the three months ended June 30, 2011. This reflects the recognition of gains on the sale of one property during the quarter ended June 30, 2011, compared to the recognition of gains on two properties owned that were sold during the same period in 2010.

•

Income from equity interest in Charter Holding Corp. increased $109,912, or 158.33%, to $179,332 from $69,420 for the quarter ended June 30, 2010 In addition to non-recurring revenue at Charter Holding Corp. during the period, the increase also represents an increased ownership interest of fifty percent during the three months ended June 30, 2011 compared to a one-third interest for the same period in 2010.

•	Brokerage service income decreased $20 to $547 for the quarter ended June 30, 2011, compared to the same period in 2010.

•

Bank owned life insurance income increased $18,259, or 20.11%, to $109,059 from $90,800 for the three months ended June 30, 2010, due to changes in the interest rates earned on the underlying insurance policies and an increase of $2.5 million of Bank owned life insurance during the first quarter of 2011.

Total noninterest expenses increased $455,645, or 7.12%, to $6,853,773 for the three months ended June 30, 2011, compared to $6,398,128 for the three months ended June 30, 2010.

For the three-month period ended June 30, 2011:

•

Salaries and employee benefits increased $379,458, or 11.96%, compared to the three months ended June 30, 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $345,171, or 9.99%, from $3,456,353 for the three months ended June 30, 2010 to $3,801,524 for the three months ended June 30, 2011. Salary expense increased $178,339, or 7.15%, reflecting ordinary cost-of-living adjustments and additional staffing in the lending and compliance departments. The deferral of expenses in conjunction with the origination of loans decreased $34,287, or 12.09%, to $249,275 from $283,562 for the same period in 2010.

•	Occupancy expense decreased $6,711, or 0.72%, to $931,414 from $938,125 for the three months ended June 30, 2010.

•

Advertising and promotion increased $46,801, or 46.83%, to $146,732 from $99,931 for the same period in 2010. This includes a net increase in media and production expenses of $56,782 for the three months ended June 30, 2011 compared to the same period in 2010, partially offset by decreases in production, direct mail and give-aways.

•	Depositors’ insurance increased $66,199, or 26.00%, to $320,773 at June 30, 2011, compared to $254,574 at June 30, 2010, due primarily to an increase of deposits subject to assessment year-over-year.

•

Outside services decreased $16,993, or 6.10%, to $261,493 compared to $278,486 for the three months ended June 30, 2010, reflecting decreases in expenses associated with overdraft protection programs partially offset by increases in internet banking and core processing.

•

Professional services decreased $6,323, or 2.32%, to $266,111 compared to $272,434 for the three months ended June 30, 2010. Included in this amount are increases in expenses associated with consulting fees of related primarily to consulting reviews of the commercial and residential loan portfolios and legal fees.

•	ATM processing fees increased $675, or 0.52%, to $130,020, compared to $129,345 for the three months ended June 30, 2010.

•	Supplies decreased $17,389, or 17.58%, to $81,498 compared to $98,887 for the three months ended June 30, 2010, due to directed efforts to reduce supply-related expenditures.

•	Income in excess of mortgage servicing amortization increased $2,333 from a benefit of $51,884 for the three months ended June 30, 2010 to a benefit of $54,217 in 2011.

•

Other expenses increased $12,261, or 1.02%, to $1,217,700 from $1,205,439 for the three months ended June 30, 2010. This includes increases in periodic impairment expense, ATM-related expenses, annual stockholder meeting expenses, and deposit account-related charge-offs partially offset by decreases in tax-qualified contributions and core deposit intangible amortization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

Date:	August 12, 2011	/s/ STEPHEN W. ENSIGN
Stephen W. Ensign
Chairman of the Board
and Chief Executive Officer

Date:	August 12, 2011	/s/ LAURA JACOBI
Laura Jacobi
Senior Vice President, Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer)

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

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by NHTB to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Form of specimen stock certificate for NHTB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 4.1 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

4.7	Warrant to purchase shares of NHTB common stock (filed as Exhibit 4.2 to NHTB’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

Exhibit No.	Description

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101**	Financial statements from the quarterly report on Form 10-Q of New Hampshire Thrift Bancshares, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.