Form 10-Q
period 2011-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2011-11-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File Number: 000-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	02-0430695
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

9 Main St., PO Box 9, Newport, NH	03773
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 10, 2011, was 5,773,722.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and our assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among banks, financial holding companies and other financial service providers.

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

•	Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refers to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly-owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
(Dollars in thousands except per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$18,476	$21,513
Interest bearing deposits	12,700	11,700

Cash and cash equivalents	31,176	33,213
Securities available-for-sale	205,136	195,985
Federal Home Loan Bank stock	7,615	7,615
Loans held-for-sale	5,288	5,887
Loans receivable, net	704,612	675,514
Accrued interest receivable	2,819	2,986
Premises and equipment, net	16,573	16,672
Investments in real estate	3,476	3,550
Other real estate owned	1,046	75
Goodwill and other intangible assets	28,528	28,844
Investment in partially owned Charter Holding Corp., at equity	5,336	4,899
Bank owned life insurance	13,205	10,358
Other assets	16,413	9,456

Total assets	$1,041,221	$995,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$65,411	$53,265
Interest-bearing	724,506	724,954

Total deposits	789,917	778,219
Securities sold under agreements to repurchase	13,002	16,165
Federal Home Loan Bank advances	95,965	75,959
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	13,954	11,699

Total liabilities	933,458	902,662

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share; 2,500,000 shares authorized:
Fixed rate cumulative perpetual, Series A, 10,000 shares issued and outstanding at December 31, 2010; liquidation value $1,000 per share	—	—
Non-cumulative perpetual, Series B, 20,000 shares issued and outstanding at September 30, 2011; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,234,051 shares issued and 5,773,772 shares outstanding at September 30, 2011 and December 31, 2010	62	62
Warrants	85	85
Paid-in capital	65,973	55,921
Retained earnings	49,346	46,001
Accumulated other comprehensive loss	(553)	(2,527)
Treasury Stock, 460,279 shares as of September 30, 2011 and December 31, 2010, at cost	(7,150)	(7,150)

Total stockholders’ equity	107,763	92,392

Total liabilities and stockholders’ equity	$1,041,221	$995,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands except for per share data)	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$7,947	$8,007	$23,797	$24,184
Interest on debt investments:
Taxable	1,154	1,585	3,612	5,381
Dividends	9	4	29	13
Other	226	11	679	38

Total interest and dividend income	9,336	9,607	28,117	29,616

Interest expense
Interest on deposits	1,466	1,694	4,411	5,010
Interest on advances and other borrowed money	712	806	2,203	2,315

Total interest expense	2,178	2,500	6,614	7,325

Net interest and dividend income	7,158	7,107	21,503	22,291
Provision for loan losses	574	475	984	2,020

Net interest and dividend income after provision for loan losses	6,584	6,632	20,519	20,271

Noninterest income
Customer service fees	1,348	1,313	3,814	3,939
Net gain on sales of loans	133	363	563	942
Gain on sales of securities, net	930	1,216	2,239	1,654
Gain on sales of other real estate and property owned, net	18	6	27	44
Rental income	210	179	551	519
Income from equity interest in Charter Holding Corp.	124	41	459	166
Brokerage service income	1	1	2	2
Bank owned life insurance income	110	90	314	269

Total noninterest income	2,874	3,209	7,969	7,536

Noninterest expenses
Salaries and employee benefits	3,691	3,435	10,525	9,680
Occupancy expenses	881	886	2,850	2,829
Advertising and promotion	111	91	369	306
Depositors’ insurance	(27)	257	610	782
Outside services	266	249	763	784
Professional services	230	277	807	736
ATM processing fees	107	141	363	396
Supplies	85	100	251	292
Mortgage servicing income, net of amortization of mortgage servicing rights	(67)	(21)	(128)	(102)
Other expenses	1,477	1,247	3,633	3,460

Total noninterest expenses	6,754	6,662	20,043	19,163

Income before provision for income taxes	2,704	3,179	8,445	8,645

Provision for income taxes	691	1,076	2,406	2,817

Net income	$2,013	$2,103	$6,039	$5,828

Comprehensive income	$2,721	$1,719	$8,012	$8,164

Net income available to common stockholders	$1,800	$1,973	$5,567	$5,441

Earnings per common share, basic	$0.31	$0.34	$0.96	$0.94

Average Number of Shares, basic	5,773,772	5,771,772	5,773,772	5,771,772

Earnings per common share, assuming dilution	$0.31	$0.34	$0.96	$0.94

Average Number of Shares, assuming dilution	5,786,017	5,776,529	5,786,355	5,777,045

Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	September 30,	September 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,039	$5,828
Depreciation and amortization	954	1,066
Amortzation of fair value adjustments, net (loans, deposits and borrowings)	90	61
Amortization of securities, net	912	739
Net decrease in mortgage servicing rights	353	205
Net decrease (increase) in loans held-for-sale	600	(4,196)
Increase in cash surrender value of life insurance	(346)	(298)
Amortization of intangible assets	316	363
Provision for loan losses	984	2,020
Decrease in accrued interest receivable and other assets	389	1,756
Net gain on sales of other real estate owned	(27)	(44)
Net gain on sales and calls of securities	(2,239)	(1,654)
Income from equity interest in Charter Holding Corp.	(459)	(166)
Change in deferred loan origination fees and cost, net	250	(61)
Increase in accrued expenses and other liabilities	1,306	2,451

Net cash provided by operating activities	9,122	8,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(781)	(858)
Proceeds from sales and calls of securities available-for-sale	113,291	120,634
Purchases of securities available-for-sale	(125,704)	(111,899)
Purchases of Federal Home Loan Bank stock	—	(1,439)
Investment in Charter Holding Corp.	—	(1,765)
Purchase of life insurance policy	(2,500)	—
Loan originations and principal collections, net	(31,681)	(25,165)
Proceeds from sale of other real estate owned	322	351

Net cash used in investing activities	(47,053)	(20,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,698	13,801
Net decrease in securities sold under agreements to repurchase	(3,163)	(653)
Net increase in advances from Federal Home Loan Bank and other borrowings	20,000	19,992
Proceeds from other borrowed funds	—	(2,077)
Proceeds from issuance of preferred stock, Series B	20,000	—
Redemption of preferred stock, Series A	(10,000)	—
Dividends paid on preferred stock	(389)	(375)
Dividends paid on common stock	(2,252)	(2,251)

Net cash provided by financing activities	35,894	28,437

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,037)	16,366
CASH AND CASH EQUIVALENTS, beginning of period	33,213	38,039

CASH AND CASH EQUIVALENTS, end of period	$31,176	$54,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$4,512	$4,792
Interest on advances and other borrowed money	2,224	2,369

Total interest paid	$6,736	$7,161

Income taxes paid	$1,400	$2,853

Loans transferred to other real estate owned	$1,265	$260

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the OCC.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation-Overall,” these affiliates have not been included in the consolidated financial statements.

As described in recent accounting pronouncements, in June 2009 ASC 810-10 was amended by Statement of Financial Accounting Standards (“SFAS”) Nos. 166 and 167, which were effective for the Company in the first interim reporting period of 2010. SFAS No. 167 amended the consolidation guidance in ASC 810-10. These amendments to ASC 810-10 did not have a material impact on the Company’s financial statements.

Note C - Impact of New Accounting Standards

In April 2011, FASB issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring (“TDR”). For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company adopted this ASU and details regarding the adoption can be located in Note G – Loan Portfolio.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes assets measured at fair value at September 30, 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$205,136	$492	$204,644	$—

	$205,136	$492	$204,644	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$573	$—	$573	$—

	$573	$—	$573	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,501	$—	$—	$2,501
Other real estate owned	1,046	—	—	1,046

	$3,547	$—	$—	$3,547

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
(Dollars in thousands)	Impaired Loans	Other Real Estate Owned	Total
Beginning balance December 31, 2010	$2,515	$75	$2,590
Transfers in and out of Level 3	(14)	971	957

Ending balance September 30, 2011	$2,501	$1,046	$3,547

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,176	$31,176	$33,213	$33,213
Securities available-for-sale	205,136	205,136	195,985	195,985
Federal Home Loan Bank stock	7,615	7,615	7,615	7,615
Loans held-for-sale	5,287	5,328	5,887	5,927
Loans, net	704,612	707,037	675,514	680,808
Investment in unconsolidated subsidiaries	620	556	620	546
Accrued interest receivable	2,818	2,818	2,986	2,986

Financial liabilities:
Deposits	789,917	793,375	778,219	782,619
FHLB advances	95,965	98,001	75,959	76,983
Securities sold under agreements to repurchase	13,002	13,002	16,165	16,165
Subordinated debentures	20,620	18,483	20,620	18,170
Derivatives – interest rate swap	573	573	711	711

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments which are included in other assets and derivatives which are included in other liabilities.

The Company did not have any significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2011.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at September 30, 2011 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
Mortgage-backed securities	146,369	2,325	125	148,569
Municipal bonds	28,655	452	56	29,051
Other bonds and debentures	26,780	313	67	27,026
Equity securities	484	16	10	490

Total available-for-sale	$202,288	3,106	258	$205,136

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2011:

(Dollars in thousands)	Fair Value
Other bonds and debentures	$3,476

Total due in less than one year	$3,476

Municipal bonds	$4,486
Other bonds and debentures	19,926

Total due after one year through five years	$24,412

Municipal bonds	$10,923

Total due after five years through ten years	$10,923

Municipal bonds	$13,642
Other bonds and debentures	3,623

Total due after ten years	$17,265

For the nine months ended September 30, 2011, the proceeds from sales of securities available-for-sale were $88.2 million. Gross gains of $2.2 million were realized during the same period on these sales.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of September 30, 2011:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
Mortgage-backed securities	$30,419	$125	$—	$—	$30,419	$125
Municipal bonds	6,856	56	—	—	6,856	56
Other bonds and debentures	6,094	67	—	—	6,094	67
Equity securities	317	10	—	—	317	10

Total temporarily impaired securities	$43,416	$258	$—	$—	$43,416	$258

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2011 consist of bonds issued by U.S. government sponsored enterprises and agencies, municipal bonds, other corporate bonds and equity securities. The unrealized losses on are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other than temporary.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate loans
Conventional	$384,294	$347,606
Home equity	72,524	74,884
Construction	10,560	19,210
Commercial	149,018	143,768

	616,396	585,468
Consumer loans	7,420	8,079
Commercial and municipal loans	87,854	89,361
Unamortized adjustment to fair value	1,129	1,202

Total loans	712,799	684,110
Allowance for loan losses	(9,704)	(9,864)
Deferred loan origination costs, net	1,517	1,268

Loans receivable, net	$704,612	$675,514

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of September 30, 2011:

	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance:
Individually evaluated for impairment	$88	$271	$—	$—	$—	$359

Ending balance:
Collectively evaluated for impairment	3,589	3,985	314	1,352	105	9,345

Total allowance for loan and lease losses ending balance	$3,677	$4,256	$314	$1,352	$105	$9,704

Loans:
Ending balance:
Individually evaluated for impairment	$5,514	$5,471	$510	$538	$6	$12,039
Ending balance:
Collectively evaluated for impairment	452,433	143,547	10,050	87,316	7,414	700,760

Total loans ending balance	$457,947	$149,018	$10,560	$87,854	$7,420	$712,799

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2011:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$939	$765	$2,448	$4,152	$5,425
Commercial	4,314	332	1,370	6,016	5,200
Home equity	187	—	—	187	—
Land and construction	36	20	309	365	510
Commercial	508	38	26	572	538
Consumer	55	—	6	61	6

Total	$6,039	$1,155	$4,159	$11,353	$11,679

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of September 30, 2011 based on payment performance status (in thousands):

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$2,792	$3,541	$202	$231	$6,766
Non-performing	539	999	—	306	1,844

Total	$3,331	$4,540	$202	$537	$8,610

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of September 30, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, (2) temporary reduction in the interest rate, (3) change in scheduled payment amount, (4) permanent reduction of the principal of the loan, or (5) an extension of additional credit for payment of delinquent real estate taxes.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the three months ended September 30, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	4	$607	$607
Commercial	5	1,176	1,176

Total	9	$1,783	$1,783

	For the nine months ended September 30, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	19	$2,655	$2,655
Commercial	6	1,203	1,203
Land and construction	1	202	202
Commercial	3	512	512

Total	29	$4,572	$4,572

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $573 thousand for the three and nine month period ending September 30, 2011. There were three charge-offs totaling $77 thousand on the troubled debt restructurings for the three and nine months ending September 30, 2011.

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	For the three months ending September 30, 2011		For the nine months ending September 30, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Conventional	11	$1,522	12	$1,748
Commercial	3	1,455	4	1,483
Land and construction	1	202	1	202
Commercial	2	280	2	280

Total	17	$3,459	19	$3,713

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $152 thousand for the three and nine month period ending September 30, 2011. There were four charge-offs on these defaulted troubled debt restructurings during the three and nine month periods ending September 30, 2011.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2011:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$2,710	$2,710	$—	$1,179	$94
Commercial	3,758	3,758	—	4,489	191
Land and construction	510	510	—	170	17
Commercial	760	760	—	333	30

Total impaired with no related allowance:	$7,738	$7,738	$—	$6,171	$332

With an allowance recorded:
Real estate:
Conventional	$1,397	$1,397	$88	$1,001	$48
Commercial	1,463	1,463	271	1,870	57

Total impaired with an allowance recorded:	$2,860	$2,860	$359	$2,871	$105

Total:
Real estate:
Conventional	$4,107	$4,107	$88	$2,180	$142
Commercial	5,221	5,221	271	6,359	248
Land and construction	510	510	—	170	17
Commercial	760	760	—	333	30

Total impaired loans:	$10,598	$10,598	$359	$9,042	$437

The following table presents the Company’s loans by risk ratings as of September 30, 2011:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Pass	$452,132	$126,871	$8,768	$86,052	$7,414	$681,237
Special Mention	112	6,448	1,229	1,190	—	8,979
Substandard	5,703	15,699	563	612	6	22,583

Total	$457,947	$149,018	$10,560	$87,854	$7,420	$712,799

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand.

Loan Servicing

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2011 was $1.6 million. Servicing rights of $430k were capitalized during the nine months ended September 30, 2011. Amortization of capitalized servicing rights was $568k for the nine months ended September 30, 2011. The fair value of capitalized servicing rights was $2.2 million of September 30, 2011.

Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights during the periods indicated:

(Dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$83	$45
Increase	177	215

Balance, end of period	$260	$260

Note H – Stock-based Compensation

At September 30, 2011, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters and nine months ended September 30, 2011 or September 30, 2010.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note I - Pension Benefits

The following summarizes the net periodic pension cost for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest cost	$82	$83	$245	$249
Expected return on plan assets	(126)	(121)	(377)	(364)
Amortization of unrecognized net loss	51	44	154	133

Net periodic pension cost	$7	$6	$22	$18

Note J – Other Comprehensive Loss

The following summarizes the composition of other comprehensive loss at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes	$1,720	$(191)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,961)	(1,961)
Unrecognized net loss, derivative, net of tax	(346)	(430)
Unrecognized net income, equity investment, net of tax	34	55

Accumulated other comprehensive loss	$(553)	$(2,527)

Note K – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic EPS:
Net income as reported	$2,013	$2,103	$6,039	$5,828
Preferred stock net accretion	(45)	(4)	(53)	(12)
Cumulative preferred stock dividend earned	(169)	(126)	(419)	(374)

Net income available to common stock holders	$1,800	$1,973	$5,567	$5,442

Weighted average common shares outstanding	5,773,772	5,771,772	5,773,772	5,771,772
Net income per common share – basic	$0.31	$0.34	$0.96	$0.94

Dilutive EPS:
Net income available to common stock holders	$1,800	$1,973	$5,567	$5,441

Weighted average common shares outstanding	5,773,772	5,771,772	5,773,772	5,771,772
Effect of dilutive securities, options	12,245	4,757	12,583	5,273

Average common shares outstanding – diluted	5,786,017	5,776,529	5,786,355	5,777,045
Net income per common share – diluted	$0.31	$0.34	$0.96	$0.94

Item 2. Management’s Discussion and Analysis

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and nine months ended September 30, 2011:

•	Total assets increased $46.1 million, or 4.63%, to $1.0 billion at September 30, 2011 from $995.1 million at December 31, 2010.

•	Net loans increased $29.1 million, or 4.31%, to $704.6 million at September 30, 2011 from $675.5 million at December 31, 2010.

•	We originated $195.8 million in loans during the nine months ended September 30, 2011, compared to $219.5 million for the same period in 2010.

•	Our loan servicing portfolio was $365.5 million at September 30, 2011 compared to $370.3 million at December 31, 2010.

•	Total deposits increased $11.7 million, or 1.50%, to $789.9 million at September 30, 2011 from $778.2 million at December 31, 2010.

•

Net interest and dividend income for the nine months ended September 30, 2011 was $21.5 million compared to $22.3 million for the same period in 2010. Net interest and dividend income for the three months ended September 30, 2011 was $7.2 million compared to $7.1 million for the same period in 2010.

•	The provision for loan losses decreased $1.0 million, or 48.71%, to $984 thousand for the nine months ended September 30, 2011 compared to $2.0 million for the same period in 2010.

•	As a percentage of total loans, non-performing loans increased from 1.45% at December 31, 2010 to 1.66% at September 30, 2011, primarily as a result of an increase in trouble debt restructurings.

•

We earned $6.0 million, or $0.96 per common share, assuming dilution, for the nine months ended September 30, 2011, compared to $5.8 million, or $0.94 per common share, assuming dilution, for the nine months ended September 30, 2010. Net income available to common stockholders was $5.6 million for the nine months ended September 30, 2011, compared to $5.5 million for the same period in 2010.

•	Our return on average assets and average equity for the nine months ended September 30, 2011 were 0.78% and 8.43%, respectively, compared to 0.79% and 8.71%, respectively, for the same period in 2010.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2010 Annual Report on Form 10-K.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets were $1.0 billion at September 30, 2011, compared to $995.1 million at December 31, 2010, an increase of $46.1 million, or 4.63%. Securities available-for-sale increased $9.1 million, or 4.64%, to $205.1 million at September 30, 2011 from $196.0 million at December 31, 2010. Net unrealized gains on securities available-for-sale were $1.7 million at September 30, 2011, compared to net unrealized losses of $317 thousand at December 31, 2010. During the nine months ended September 30, 2011, we sold securities with a total book value of $86.1 million for a net gain on sales of $2.2 million. During the same period, we purchased $26.4 million of other bonds and debentures and $99.3 million of mortgage-backed securities. Our net unrealized gain (after tax) on our investment portfolio was $1.7 million at September 30, 2011, compared to an unrealized loss (after tax) of $200 thousand at December 31, 2010. The investments in our securities portfolio that were temporarily impaired as of September 30, 2011 consisted of debt securities issued by corporations and municipal bonds with strong credit ratings and stable credit outlooks. The unrealized losses were primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since we have the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $29.1 million, or 4.31%, to $704.6 million at September 30, 2011, from $675.5 million at December 31, 2010. The allowance for loan losses decreased $160 thousand to $9.7 million at September 30, 2011, from $9.9 million at December 31, 2010. The change in the allowance for loan losses is the net of the effect of provisions of $950 thousand, charge-offs of $1.4 million, and recoveries of $223 thousand. As a percentage of total loans, non-performing loans increased from 1.52% at December 31, 2010 to 1.66% at September 30, 2011, primarily as a result of an increase in trouble debt restructured loans. Total loan production for the nine months ended September 30, 2011 was $195.9 million compared to $219.5 million for the same period in 2010. For the three month period ended September 30, 2011, we originated $63.8 million in loans compared to $56.6 million in loans for the quarter ended September 30, 2010. The increase of loans held in portfolio was primarily due to increases in residential mortgages, commercial real estate loans, and municipal loans. At September 30, 2011, our mortgage servicing loan portfolio was $365.5 million compared to $370.3 million at December 31, 2010. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2011, adjustable-rate mortgages comprised approximately 66.5% of our real estate mortgage loan portfolio, which is consistent with prior periods.

Goodwill and other intangible assets amounted to $28.5 million, or 2.74% of total assets, as of September 30, 2011, compared to $28.8 million, or 2.90% of total assets, as of December 31, 2010; the decrease was due to normal amortization of core deposit intangible assets.

Other real estate owned (“OREO”) and property acquired in settlement of loans amounted to $1.0 million as of September 30, 2011, compared to $75 thousand as of December 31, 2010. The balance at September 30, 2011 represents the foreclosure of one loan of $1.0 million and the in-substance foreclosure of one loan of $46 thousand.

Total deposits increased $11.7 million, or 1.50%, to $790.0 million at September 30, 2011 from $778.2 million at December 31, 2010. Non-interest bearing deposit accounts increased $12.1 million, or 22.80%, and interest-bearing deposit accounts decreased $448 thousand, or 0.06%, over the same period. The balances at September 30, 2011, included $5.0 million of brokered deposits and $6.7 million of deposits obtained through listing services which were zero at December 31, 2010.

Securities sold under agreements to repurchase decreased $3.2 million, or 19.57%, to $13.0 million at September 30, 2011 from $16.2 million at December 31, 2010, due to normal transactional fluctuations. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $96.0 million in advances from the Federal Home Loan Bank of Boston (“FHLBB”) at September 30, 2011, an increase of $20.0 million from $76.0 million at December 31, 2010.

Allowance and Provision for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. We test the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, we consider historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio.

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

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2011 was $9.7 million compared to $9.9 million at December 31, 2010. At approximately $9.7 million, the allowance for loan losses represents 1.36% of total loans, down from 1.44% at December 31, 2010. Total non-performing assets at September 30, 2011 were approximately $13.0 million, representing 134.46% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $950 thousand to the allowance for loan and lease losses during the nine months ended September 30, 2011 compared to $2.0 million for the same period in 2010. Loan charge-offs (excluding the overdraft program) were $1.2 million during the nine month period ended September 30, 2011 compared to $1.4 million for the same period in 2010. Recoveries were $89 thousand during the nine month period ended September 30, 2011, compared to $32 thousand for the same period in 2010. This activity resulted in net charge-offs of $1.1 million for the nine month period ended September 30, 2011, compared to $1.3 million for the same period in 2010. One-to-four family residential mortgages, commercial real estate, land and construction, commercial, and consumer loans accounted for 38%, 34%, 18%, 8%, and 2%, respectively, of the amounts charged-off during the nine month period ended September 30, 2011.

The effects of national economic issues continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.7 million. The provisions made in 2011 reflect loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2011 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2011, the overdraft allowance was $17 thousand, compared to $23 thousand at year-end 2010. Provisions for overdraft losses in the amount of $34 thousand were recorded during the nine month period ended September 30, 2011, compared to provisions of $70 thousand for the same period during 2010. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the nine month period ended September 30:

(Dollars in thousands)	2011	2010
Balance, beginning of year	$9,841	$9,494

Charge-offs:
Residential real estate	(454)	(906)
Commercial real estate	(407)	(266)
Land and construction	(209)	(45)
Consumer loans	(25)	(37)
Commercial loans	(97)	(110)

Total charged-off loans	(1,192)	(1,364)

Recoveries
Residential real estate	54	6
Consumer loans	5	8
Commercial loans	30	18

Total recoveries	89	32

Net charge-offs	(1,103)	(1,332)

Provision for loan loss charged to income:
Residential real estate	445	751
Commercial real estate	315	694
Land and construction	26	138
Consumer loans	11	17
Commercial loans	153	350

Total provision	950	1,950

Ending balance	$9,688	$10,112

The following is a summary of activity in the allowance for overdraft privilege account for the nine month period ended September 30:

(Dollars in thousands)	2011	2010
Beginning balance	$23	$25

Overdraft charge-offs	(174)	(208)
Overdraft recoveries	134	136

Net overdraft losses	(40)	(72)

Provision for overdrafts	34	70

Ending balance	$17	$23

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2011			December 31, 2010
Real estate loans
Residential, 1-4 family and home equity loans	$3,589	37%	64%	$3,887	40%	63%
Commercial	3,986	41%	22%	2,825	28%	21%
Land and construction	314	3%	1%	575	6%	3%
Collateral and consumer loans	88	1%	1%	70	1%	1%

Commercial and municipal loans	1,352	14%	12%	2,004	20%	112%
Impaired loans	359	4%	—	480	5%	—

Allowance	$9,688	100%	100%	$9,841	100%	100%

Allowance as a percentage of total loans		1.36%			1.44%
Non-performing loans as a percentage of allowance		120.55%			101.86%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Allowance for loan and lease losses	$9,688	$9,841
Overdraft allowance	17	23

Total allowance	$9,704	$9,864

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $23.6 million at September 30, 2011, compared to $19.0 million at December 31, 2010. In addition, we had $1.0 million of OREO at September 30, 2011 representing one commercial real estate foreclosure and one residential real estate in-substance foreclosures, compared to $75 thousand at December 31, 2010. During the nine month period ended September 30, 2011, we sold one property which was classified as OREO at December 31, 2010, and property and equipment foreclosed during 2011. Losses are incurred in the liquidation process our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Eleven loans considered to be impaired loans at September 30, 2011 have specific allowances identified and assigned. The 11 loans are secured by real estate, business assets or a combination of both. At September 30, 2011, the allowance included $359 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2010 was $480 thousand.

At September 30, 2011, we had 37 loans with net carrying values of $8.6 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At September 30, 2011, 28 of the “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the loans classified as troubled debt restructured, nine were more than thirty days past due at September 30, 2011, and are included in impaired loans. The balances of these past due loans were $1.8 million and have assigned specific allowances of $96 thousand. At December 31, 2010, we had 21 loans with net carrying values of $8.0 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $4.2 million at September 30, 2011, compared to $2.1 million at December 31, 2010. Loans 30 to 89 days past due were $7.2 million at September 30, 2011, compared to $9.0 million at December 31, 2010. As a percentage of assets, non-performing loans increased from 1.00% at December 31, 2010 to 1.25% at September 30, 2011, and, as a percentage of total loans, increased from 1.46% at December 31, 2010 to 1.81% at September 30, 2011; this reflects an increase of $1.2 million in trouble debt restructured at September 30, 2011 compared to December 31, 2010.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended September 30, 2011, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2011, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 day delinquent loans (1)	$1,719	17.71%	0.17%	$600	6.10%	0.06%
Non-accrual impaired loans	1,503	15.49%	0.14%	1,378	14.00%	0.14%
Trouble debt restructured	8,457	87.15%	0.81%	7,971	81.00%	0.80%
Other real estate owned	1,046	10.80%	0.10%	75	0.76%	0.01%

Total non-performing assets	$12,725	131.132%	1.22%	$10,024	101.86%	1.01%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the carrying value breakdown of non-performing assets at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans (1)	$11,679	$9,949
Real estate and chattel property owned	1,046	75

Total non-performing assets	$12,725	$10,024

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth nonaccrual loans by category at carrying value at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate loans
Conventional	$5,425	$1,645
Commercial	5,200	7,449
Home equity	—	120
Land and construction	510	140
Consumer loans	6	18
Commercial and municipal loans	538	1,048

Total	$11,679	$10,420

We believe the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, we recognize that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment and result in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At September 30, 2011, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $51.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2011, we had approximately $130.0 million in additional borrowing capacity from the FHLB.

At September 30, 2011, stockholders’ equity totaled $107.8 million, compared to $92.4 million at December 31, 2010. The increase of $15.4 million reflects net income of $6.0 million, the payout of $2.3 million in common stock dividends, the payout of $389 thousand in preferred stock dividends, the redemption of $10.0 million of preferred stock, Series A, the issuance of $20.0 million of preferred stock, Series B, and an increase of $2.0 million in other comprehensive income.

On June 12, 2007, we reactivated a previously adopted but uncompleted stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At September 30, 2011, 148,088 shares remained to be repurchased under the plan. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three months ended September 30, 2011, no shares were repurchased. As a participant in the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), we were prohibited from repurchasing shares of its common stock prior to exiting the program on August 25, 2011.

At September 30, 2011, we had unrestricted funds available in the amount of 3.2 million. Our total cash needs for the fourth quarter of 2011 were estimated to be approximately $1.3 million with $750 thousand projected to be used to pay dividends on our common stock (which was paid on October 28, 2011), $242 thousand to pay interest on our capital securities, $239 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $100 thousand for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2011, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

For the nine months ended September 30, 2011, net cash provided by operating activities increased $1.0 million to $9.1 million compared to $8.1 million for the same period in 2010. The change in loans held for sale increased $4.8 million for the nine months ended September 30, 2011, compared to the same period in 2010. Net gain on sales and calls of securities increased $585 thousand for the nine months ended September 30, 2011 compared to the same period in 2010, as a result of the sale of approximately of $86.1 million of securities during the nine months ended September 30, 2011, compared to sales of approximately $85.8 million of securities during the same period in 2010. The provision for loan losses decreased $1.0 million for the nine months ended September 30, 2011, compared to the same period in 2010. The change in accrued interest receivable and other assets increased $1.4 million while the change in accrued expenses and liabilities decreased 1.1 million.

Net cash used in investing activities was $47.1 million for the nine months ended September 30, 2011, compared to net cash used by investing activities of $20.1 million for the same period in 2010, an increase of $27.0 million. The cash used in net securities activities was $12.4 million for the nine months ended September 30, 2011 compared to cash provided by net securities activities of $8.7 million for the same period in 2010. Cash used in loan originations and principal collections, net, was $31.7 million for the nine months ended September 30, 2011, an increase of $6.5 million, compared to the same period in 2010. Additionally, $2.5 million of cash was used in the purchase of life insurance policies during the nine months ended September 30, 2011, compared to no cash transactions for this purpose in the same period in 2010.

For the nine months ended September 30, 2011, net cash flows provided by financing activities increased $7.5 million to $35.9 million compared to net cash provided by financing activities of $28.4 million for the nine months ended September 30, 2010. We experienced a net decrease of $4.6 million in cash provided by deposits and securities sold under agreements to repurchase and no change in cash provided by FHLBB advances comparing the nine months ended September 30, 2011 to the same period in 2010. During the nine months ended September 30, 2011, we used $10.0 million to redeem our Series A Preferred Stock (as defined below) and received $20.0 million for the issuance of Series B Preferred Stock (as described below).

We expect to be able to fund loan demand and other investing activities during 2011 by continuing to utilize the FHLB’s advance program and cash flows from securities and loans. On September 30, 2011, approximately $51.0 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

On January 16, 2009, as part of the CPP, we entered into a Letter Agreement with Treasury pursuant to which we issued and sold to Treasury 10,000 shares of our Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of our common stock, par value $.01 per common share (the “Common Stock”), at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. The Warrant was immediately exercisable on August 25, 2011, and in connection with our participation in Treasury’s Small Business Lending Fund (“SBLF”) program, we redeemed all of our Series A Preferred Stock for approximately $10.0 million. The Warrant remains outstanding as of this filing.

On August 25, 2011, as part of the SBLF program, we entered into a Letter Agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”.) The SBLF is the Treasury’s effort to bring Main Street banks and small businesses together to help create jobs and promote economic growth in local communities. We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under CPP as indicated in the above.

The initial rate payable on SBLF capital is, at most, five percent, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by the our Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock.

On October 11, 2011, the Company announced it had entered an agreement to acquire McCrillis & Eldredge Insurance, Inc., (“McCrillis & Eldredge”) of Newport, New Hampshire. McCrillis & Eldredge is a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products, including life, health, auto, and homeowner insurances. As a division of the Bank, the agency will operate under the name McCrillis & Eldredge Insurance. The transaction closed on November 10, 2011.

Banks are required to maintain tangible capital, core leverage capital, and total risk based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. As of September 30, 2011, the Bank’s ratios were 9.42%, 9.42%, and 14.70%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.20 at September 30, 2011, compared to $14.26 per common share at December 31, 2010. Tangible book value per common share was $10.26 at September 30, 2011 compared to $9.27 per common share at December 31, 2010. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousand except for per share data)	September 30, 2011	December 31, 2010
Shareholders’ equity	$107,763	$92,392
Less goodwill	27,293	27,294
Less other intangible assets	1,235	1,550
Less preferred stock	20,000	10,000

Tangible common equity	$59,235	$53,548

Ending common shares outstanding	5,773,772	5,773,772
Tangible book value per common share	$10.26	$9.27

Interest Rate Sensitivity

The principal objective of our interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given our business strategies, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with our Board of Directors’ approved guidelines. The Board of Directors has established an Asset/Liability Committee (ALCO) to review our asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

Gap analysis is used to examine the extent to which assets and liabilities are “rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specified period of time and the amount of interest-bearing liabilities maturing or repricing within the same specified period of time. The strategy of matching rate sensitive assets with similar liabilities stabilizes profitability during periods of interest rate fluctuations.

Our one-year cumulative interest-rate gap at September 30, 2011 was positive 2.72%, compared to the December 31, 2010 gap of positive 0.60%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five and seven-year intervals. In addition, we sell most fixed-rate mortgages with terms over fifteen-years into the secondary market in order to minimize interest rate risk and provide liquidity.

As another part of its interest rate risk analysis, we use an interest rate sensitivity model, which generates estimates of the change in our net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on our net interest income and will likely differ from actual results.

The following table sets forth our NPV at September 30, 2011, as calculated by an independent third party agent:

	Net Portfolio Value			NPV as % of PV Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
+400 bp	$89,281	$(32,115)	-26%	8.98%	–263bp
+300 bp	97,373	(24,023)	-20%	9.67%	–194bp
+200 bp	106,249	(15,147)	-12%	10.42%	–120bp
+100 bp	115,060	(6,336)	-5%	11.13%	–bp
0 bp	121,396			11.62%
–100 bp	123,525	2,129	+2%	11.76%	+14bp

Comparison of the Operating Results for the Nine months Ended September 30, 2011 and September 30, 2010

Consolidated net income for the nine months ended September 30, 2011 was $6.0 million, or $0.96 per common share (assuming dilution), compared to $5.8 million, or $0.94 per common share (assuming dilution), for the same period in 2010, an increase of $212 thousand, or 3.64%. Our net interest margin decreased to 3.22% at September 30, 2011 from 3.38% at September 30, 2010. Our return on average assets and equity for the nine months ended September 30, 2011 were 0.88% and 7.91%, respectively, compared to 0.78% and 8.61%, respectively, for the same period in 2010.

Net interest and dividend income decreased $788 thousand, or 3.53%, to $21.5 million for the nine month period ended September 30, 2011 from $22.3 million for the nine month period ended September 30, 2010 primarily as a result of the overall decline in net interest margins and additional investments in tax-exempt lending and securities which generally results in lower yields that are offset by tax benefits.

Interest and fees on loans decreased $387 thousand, or 1.60%, for the nine month period ended September 30, 2011 to $23.8 million from $24.2 million at September 30, 2010 due primarily to loans repricing, new loans booked at current market rates, and an increase in tax-exempt loans. Interest on investments decreased $1.1 million, or 20.47%, for the nine month period ended September 30, 2011 due primarily to an increased position in tax-exempt investments which generally results in lower yields that are offset by tax benefits.

For the nine months ended September 30, 2011, total interest expense decreased $711 thousand, or 9.71%, to $6.6 million from $7.3 million for the same period in 2010. Interest on deposits decreased $599 thousand, or 11.96%, due to the overall decline in short-term interest rates. Interest on advances and other borrowed money decreased $112 thousand, or 4.84%, to $2.2 million from $2.3 million at September 30, 2010 as the average balance held was lower during the nine month period ended September 30, 2011.

The provision for loan losses (not including overdraft allowances) was $950 thousand for the nine months ended September 30, 2011 and $2.0 million for the same period in 2010. We made adjustments to the provisions for overdraft losses in the nine months ended September 30, 2011 and 2010, recording provisions of $34 thousand and $70 thousand, respectively. The allowance for loan losses represented 1.36% and 1.55% of total loans at September 30, 2011 and September 30, 2010, respectively.

For the nine months ended September 30, 2011, total noninterest income increased $433 thousand, or 5.75%, to $8.0 million, from $7.5 million for the same period in 2010, as discussed below.

For the nine month period ended September 30, 2011:

•

Customer service fees decreased $125 thousand, or 3.17%, to $3.8 million from $3.9 million for the nine months ended September 30, 2011. This decrease includes an increase of $303 thousand in ATM-related income due primarily to increased transaction volume for the nine months ended September 30, 2011 compared to the same period in 2010 and a non-recurring fee of $45 thousand from an investment transaction during 2011 offset in part by decreases of $303 thousand in overdraft fees and $18 thousand in account service fees.

•

Net gain on sale of loans decreased $380 thousand, or 40.34%, compared to the same period in 2011, represented by a decrease of $14.4 million in loans sold into the secondary market, to $39.3 million for the nine months ended September 30, 2011 from $53.7 million for the nine months ended September 30, 2010.

•

Gain on sales of securities, net increased $585 thousand to $2.2 million for the nine months ended September 30, 2011, from $1.7 million for the nine months ended September 30, 2010. This reflects the recognition of gains on the sales of approximately $86.1 million of securities sold during the nine months ended September 30, 2011, compared to $85.8 million of securities sold during the same period in 2010.

•

Gain on sales of other real estate and property owned, net decreased $18 thousand to $27 thousand for the nine months ended September 30, 2011, from $45 thousand for the nine months ended September 30, 2010. This reflects the recognition of gains on the sales of approximately $320 thousand during the nine months ended September 30, 2011, compared to $373 thousand sold during the same period in 2010.

•

Income from equity interest in Charter Holding Corp. increased $293 thousand to $459 thousand for the nine months ended September 30, 2011 from $166 thousand for the same period in 2010. In addition to non-recurring revenue at Charter Holding Corp. during the period, the increase also represents an increased ownership interest of fifty percent during the nine months ended September 30, 2011 compared to a one-third interest for the same period in 2010.

•	Brokerage service income was relatively unchanged for the nine months ended September 30, 2011 compared to the same period in 2010.

•

Bank owned life insurance income increased $45 thousand to $314 thousand from $269 thousand for the nine months ended September 30, 2010, due primarily to increased investment of $2.5 million in Bank-owned life insurance.

For the nine months ended September 30, 2011, total noninterest expense increased $880 thousand, or 4.59%, to $20.0 million, from $19.2 million for the same period in 2010, discussed as follows.

For the nine month period ended September 30, 2011:

•

Salaries and employee benefits increased $845 thousand, or 8.73%, compared to the nine months ended September 30, 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $902 thousand, or 8.56%, from $10.5 million for the nine months ended September 30, 2010, to $11.4 million for the nine months ended September 30, 2011. Salary expense increased $538 thousand, or 7.19%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments. The deferral of expenses in conjunction with the origination of loans increased $56 thousand, or 6.54%, to $912 thousand from $856 thousand for the same period in 2010.

•

Occupancy expense increased $21 thousand, or 0.74%, to $2.9 million compared to the same period in 2010. This includes increases in seasonal expenses and utilities partially offset by decreases in depreciation on furniture and fixtures as the related assets have reached full depreciation.

•

Advertising and promotion increased $63 thousand, or 20.59%, to $369 thousand from $306 thousand for the same period in 2010. This includes a net increase in media and production expenses of $84 thousand for the nine months ended September 30, 2011 compared to the same period in 2010, partially offset by decreases in direct mail and give-a-ways.

•

Depositors’ insurance decreased $172 thousand, or 21.99%, to $610 thousand from $782 thousand for the same period in 2010 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2011.

•

Outside services decreased $21 thousand, or 2.68%, to $763 thousand compared to $784 thousand for the same period in 2010. This primarily reflects decreases in expenses associated with overdraft protection programs.

•

Professional services increased $72 thousand, or 9.65%, to $807 thousand compared to $736 thousand for the same period in 2010, reflecting among other things increased legal expenses and consulting fees, primarily attributable to audit expenses.

•	ATM processing fees decreased $33 thousand, or 8.33%, to $363 thousand compared to $396 thousand for the same period in 2010 due to lower assessments.

•	Supplies decreased $41 thousand, or 14.04%, to $251 thousand compared to $292 thousand for the same period in 2010, due to directed efforts to reduce supply-related expenditures.

•

Mortgage servicing income net of amortization of mortgage servicing rights increased $26 thousand from a net benefit of $102 thousand for the nine months ended September 30, 2010 to a net benefit of $128 thousand in 2011.

•

Other expenses increased $173 thousand, or 5.00%, to $3.6 million for the nine months ended September 30, 2011 compared to $3.5 million for the same period in 2010. This primarily reflects a decrease in tax-qualified contributions of $167 thousand as fewer opportunities were presented to us partially offset by increases of $46 thousand of deposit account-related charge-offs, non-performing assets and other real estate owned expenses of $39 thousand, software expenses of $55 thousand, and stockholder expenses of $172 thousand.

Net interest and dividend income increased $51 thousand, or 0.72%, to $7.2 million for the three month period ended September 30, 2011 from $7.1 million for the three month period ended September 30, 2010. Interest and fees on loans decreased $60 thousand, or 0.75%, for the three month period ended September 30, 2011 to $7.9 million from $8.0 million at September 30, 2010. Interest on investments decreased $211 thousand, or 13.19%, for the three month period ended September 30, 2011 due primarily to an increased position in tax-exempt investments which generally results in lower yields that are offset by tax benefits.

For the three months ended September 30, 2011, total interest expense decreased $322 thousand, or 12.88%, to $2.2 million from $2.5 million for the same period in 2010. Interest on deposits decreased $228 thousand, or 13.46%, due to the overall decline in short-term interest rates. Interest on advances and other borrowed money decreased $94 thousand, or 11.66%, to $712 thousand from $806 thousand at September 30, 2010 as the average balance held was lower during the three month period ended September 30, 2011.

The provision for loan losses (not including overdraft allowances) was $550 thousand during the three months ended September 30, 2011 and $450 thousand for the same period in 2010. We made adjustments to the provisions for overdraft losses in the three months ended September 30, 2011 and 2010, recording provisions of $24 thousand and $25 thousand, respectively.

For the three months ended September 30, 2011, total noninterest income decreased $335 thousand, or 10.44%, to $2.9 million from $3.2 million for the three months ended September 30, 2010.

For the three-month period ended September 30, 2011:

•

Customer service fees increased $35 thousand, or 2.67%, to $1.3 million compared to the three months ended September 30, 2010. This increase includes a decrease in fees collected for overdrawn items of $56 thousand for the three months ended September 30, 2011, compared to the same period in 2010 partially offset by an increase of $62 thousand in ATM-related income and a non-recurring fee of $45 thousand from an investment transaction during 2011.

•

Net gain on sales of loans decreased $230 thousand, or 63.36%, compared to the same period in 2010 represented by a decrease of $9.6 million in loans sold into the secondary market, to $12.9 million for the three months ended September 30, 2011 from $22.5 million for the same period in 2010.

•

Gain on sales of securities, net decreased $286 thousand from $1.2 million for the three months ended September 30, 2010 to $930 thousand for the three months ended September 30, 2011. This reflects the recognition of gains on the sale of approximately $33.6 million of securities sold during the three months ended September 30, 2011, compared to gains recognized in connection with the sale of approximately $38.3 million of securities during the same period in 2010.

•

Gain on sales of other real estate and property owned, net increased $12 thousand from $6 thousand for the three months ended September 30, 2010 to $18 thousand for the three months ended September 30, 2011. This reflects the recognition of gains on the sale of one property during the quarter ended September 30, 2011, compared to the recognition of gains on one property sold during the same period in 2010.

•

Income from equity interest in Charter Holding Corp. increased $83 thousand, or 202.44%, to $124 thousand from $41 thousand for the quarter ended September 30, 2010. In addition to non-recurring revenue at Charter Holding Corp. during the period, the increase also represents an increased ownership interest of fifty percent during the three months ended September 30, 2011 compared to a one-third interest for the same period in 2010.

•	Brokerage service income was relatively unchanged for the quarter ended September 30, 2011, compared to the same period in 2010.

•

Bank owned life insurance income increased $20 thousand, or 22.22%, to $110 thousand from $90 thousand for the three months ended September 30, 2010, due to changes in the interest rates earned on the underlying insurance policies and an increase of $2.5 million of Bank owned life insurance during the first quarter of 2011.

Total noninterest expenses increased $92 thousand, or 1.38%, to $6.8 million for the three months ended September 30, 2011, compared to $6.7 million for the three months ended September 30, 2010.

For the three-month period ended September 30, 2011:

•

Salaries and employee benefits increased $256 thousand, or 7.45%, compared to the three months ended September 30, 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $251 thousand, or 6.70%, from $3.7 million for the three months ended September 30, 2010 to $4.0 million for the three months ended September 30, 2011. Salary expense increased $220 thousand, or 8.53%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments. The deferral of expenses in conjunction with the origination of loans decreased $5 thousand, or 1.71%, to $303 thousand from $308 thousand for the same period in 2010.

•	Occupancy expense decreased $5 thousand, or 0.56%, to $881 thousand from $886 thousand for the three months ended September 30, 2010.

•

Advertising and promotion increased $20 thousand, or 21.98%, to $111 thousand from $91 thousand for the same period in 2010. This includes a net increase in media and production expenses of $24 thousand for the three months ended September 30, 2011 compared to the same period in 2010, partially offset by decreases in direct mail and give-a-ways.

•

Depositors’ insurance decreased $284 thousand, or 110.51%, to a credit of $27 thousand for the three months ended September 30, 2011, compared to an expense of $257 thousand for the same period in 2010, due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2011 which resulted in an adjusting credit of $249 thousand during the third quarter of 2011.

•

Outside services increased $17 thousand, or 6.83%, to $266 thousand compared to $249 thousand for the three months ended September 30, 2010, reflecting decreases in expenses associated with overdraft protection programs partially offset by increases in internet banking and core processing.

•

Professional services decreased $47 thousand, or 16.97%, to $230 thousand compared to $277 thousand for the three months ended September 30, 2010. Included in this amount are decreases in expenses associated with consulting fees offset in part by increased legal fees related to banking operations.

•	ATM processing fees decreased $34 thousand, or 24.11%, to $107 thousand, compared to $141 thousand for the three months ended September 30, 2010.

•	Supplies decreased $15 thousand, or 15.00%, to $85 thousand compared to $100 thousand for the three months ended September 30, 2010, due to directed efforts to reduce supply-related expenditures.

•

Income in excess of mortgage servicing amortization increased $46 thousand from a benefit of $21 thousand for the three months ended September 30, 2010 to a benefit of $67 thousand in 2011 due to a decrease of $28 thousand in amortization and an increase in mortgage servicing fee income of $18 thousand.

•

Other expenses increased $230 thousand, or 18.44%, to $1.5 million from $1.2 million for the three months ended September 30, 2010. This primarily reflects decreases in tax-qualified contributions of $41 thousand as fewer opportunities were presented to us and periodic impairment of $58 thousand partially offset by increases of non-performing assets and other real estate owned expenses of $45 thousand, software expenses of $18 thousand, and stockholder expenses of $186 thousand.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly based on the stated liquidation amount of $10.00 per capital security. We have fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures II, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities us and used the net proceeds from the offering to purchase a like amount of our 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”). Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years of the stated liquidation amount of $10 per capital security. We have fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures III, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10 million maturing June 17, 2013. Under the swap agreement, we are to receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed-rate of 6.65%.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which we or any of our subsidiaries are a party or to which our property or the property any of our subsidiaries is subject, other than ordinary routine litigation incidental to our business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Certificate of Incorporation of the Company (as amended) (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and incorporated herein by reference).

3.1.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on March 25, 2011 and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4

Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as

Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable

Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Warrant to purchase shares of the Company’s common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

10.1	Small Business Lending Fun – Securities Purchase Agreement, dated August 25, 2011, between the Company and the Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

10.2	Repurchase Agreement, dated August 25, 2011, between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101**	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.