Form 10-K
period 2011-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2012-03-23
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	02-0430695
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check is a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of March 14, 2012, there were 5,835,360 shares of the registrant’s common stock issued and outstanding.

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $67.2 million based on the closing sale price as reported on the NASDAQ Global Market.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continues,” “remains,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

•	our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refers to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiaries, McCrillis & Eldredge Insurance, Inc. and Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

PART I.

Item 1. Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (“FDIC”) in 1959 and a member of the Federal Home Loan Bank of Boston in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Sunapee, Newbury, New London, Bradford, Grantham, Guild, Lebanon, West Lebanon, Hillsboro, Peterborough, Andover, Claremont, Enfield, and Milford, New Hampshire, and Brandon, Pittsford, Rutland, West Rutland, and Woodstock, Vermont. The Company had assets of approximately $1.0 billion as of December 31, 2011.

Through McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”) and Lake Sunapee Financial Services Corporation, we offer insurance services and brokerage services, respectively, to its customers. The Lake Sunapee Group, Inc. owns and maintains the Bank’s buildings and investment properties.

Market Area

Our market area is concentrated in the counties of Merrimack, Sullivan, Hillsborough, Grafton and Cheshire in central and western New Hampshire and the counties of Rutland and Windsor in Vermont. These areas are best known for their recreational facilities and their resort/retirement environment.

There are several distinct regions within our market area. The Upper Valley region is located in the northwest-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The central and south-east portion of our market area in New Hampshire is Lake Sunapee, a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee. Finally, the Monadnock region, in southwestern New Hampshire, is named after Mount Monadnock, the major geographic landmark in the region, and consists of Cheshire, southern Sullivan and western Hillsborough counties.

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

LENDING ACTIVITIES

Our net loan portfolio was $715.0 million at December 31, 2011, representing approximately 69% of total assets. As of December 31, 2011, approximately 68% of the mortgage loan portfolio had adjustable rates. As of December 31, 2011, we had sold $365.8 million in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize our interest rate risk, provide liquidity and build a servicing portfolio.

REAL ESTATE LOANS. Our loan origination team solicits conventional residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to us by our existing customers or real estate agents. Generally, we make conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. We also make residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, we offer one-year, three-year and five-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to us. Management believes that, due to prepayments in connection with refinancing and sales of property, the average length of our long-term residential loans is approximately seven years.

The terms of conventional residential mortgage loans originated by us contain a “due-on-sale” clause which permits us to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in our portfolio.

Commercial real estate loans are solicited by our commercial banking team in our local real estate market. In addition, commercial borrowers are frequently referred to us by our existing customers, local accountants, and attorneys. Generally, we make commercial real estate loans up to 75% of value with terms up to 20 years, amortizing the loans on a monthly basis with principal and interest due each month. Debt service coverage (the amount of cash left over after expenses have been paid) required to cover our interest and principal payments generally must equal or exceed 125% of the loan payments.

REAL ESTATE CONSTRUCTION LOANS. We offer construction loan financing on one- to four-family owner occupied dwellings in our local real estate market. Generally, we make construction up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. We also offer a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of our conventional residential program.

CONSUMER LOANS. We make various types of secured and unsecured consumer loans, including home improvement loans. We offers loan secured by automobiles, boats and other recreational vehicles. We believe that the shorter terms and the normally higher interest rates available on various types of consumer loans is helpful in maintaining a more profitable spread between our average loan yield and our cost of funds.

We provide home equity loans secured by liens on residential real estate located within our market area. These include loans with regularly scheduled principal and interest payments as well as revolving credit agreements. The interest rate on these loans is adjusted quarterly and tied to the movement of the prime rate.

COMMERCIAL LOANS. We offer commercial loans in accordance with regulatory requirements. Under current regulation, our commercial loan portfolio is limited to 20% of total assets.

MUNICIPAL LOANS. Our activity in the municipal lending market is limited to those towns and school districts located within our primary lending area and such loans are extended for the purposes of either tax anticipation, building improvements or other capital spending requirements. Municipal lending is considered to be an area of accommodation and part of our continuing involvement with the communities we serve.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$397,010	55.04%	$347,606	50.90%	$327,691	52.24%
Commercial	148,424	20.58	143,768	21.05	135,839	21.66
Home equity	71,990	9.98	74,884	10.97	73,611	11.74
Construction	12,731	1.76	19,210	2.81	18,308	2.92
Consumer loans	7,343	1.02	8,079	1.18	9,372	1.49
Commercial and municipal loans	83,835	11.62	89,361	13.09	62,387	9.95

Total loans	721,333	100.00%	682,908	100.00%	627,208	100.00%
Unamortized adjustment to fair value	1,101		1,202		1,303
Allowance for loan losses	(9,131)		(9,864)		(9,519)
Deferred loan origination costs, net	1,649		1,268		1,342

Loans receivable, net	$714,952		$675,514		$620,334

	2008		2007
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$347,186	54.32%	$335,812	53.47%
Commercial	136,508	21.36	142,440	22.67
Home equity	67,398	10.54	60,896	9.70
Construction	13,515	2.11	21,704	3.46
Consumer loans	12,070	1.89	14,723	2.34
Commercial and municipal loans	62,491	9.78	52,515	8.36

Total loans	639,168	100.00%	628,090	100.00%
Unamortized adjustment to fair value	1,400		1,496
Allowance for loan losses	(5,594)		(5,181)
Deferred loan origination costs, net	1,746		1,869

Loans receivable, net	$636,720		$626,274

Each loan type represents different levels of general and inherent risk within the loan portfolio. We prepare an analysis of this risk by applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions, and portfolio change trends. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $3.1 million, or 34.45% of the total allowance, is allocated to the commercial real estate portfolio. The commercial real estate portfolio represents 20.58% of total loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.8 million, or 53.06% of the total allowance, is allocated to the residential real estate and home equity loan portfolio. The residential real estate and home equity loan portfolios represent 65.6% of total loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $721 thousand, or 7.9% of the total allowance, is allocated to the commercial and municipal loan portfolio. The commercial and municipal loan portfolio represents 11.62% of total loans. The commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan type within the loan portfolio, representing 6.93% of the six-month average of delinquencies, and lower charge-off factors than other categories on average.

The following table sets forth the maturities of the loan portfolio at December 31, 2011 and indicates whether such loans have fixed or adjustable interest rates:

(Dollars in thousands)	One year	One through	Over
Maturities	or less	five years	five years	Total
Real Estate Loans with:
Predetermined interest rates	$10,144	$23,764	$225,025	$258,933
Adjustable interest rates	3,455	22,511	345,256	371,222

	13,599	46,275	570,281	630,155

Collateral/Consumer Loans with:
Predetermined interest rates	1,424	4,584	727	6,735
Adjustable interest rates	0	14	594	608

	1,424	4,598	1,321	7,343

Commercial/Municipal Loans with:
Predetermined interest rates	21,321	13,344	27,461	62,126
Adjustable interest rates	180	1,361	20,168	21,709

	21,501	14,705	47,629	83,835

Unamortized adjustment to fair value	—	—	1,101	1,101

Totals	$$36,524	$65,578	$620,332	$722,434

The preceding schedule includes $16.6 million of non-performing loans categorized within the respective loan types.

Origination, Purchase and Sale of Loans

Our primary lending activity is the origination of conventional loans (i.e., loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) secured by first mortgage liens on residential properties, principally single-family residences, substantially all of which are located in the west-central area of New Hampshire and Rutland and Windsor counties in Vermont.

We evaluate the security for each new loan made. Appraisals, when required, are done by qualified sub-contracted appraisers. The appraisal of the real property upon which we make a mortgage loan is of particular significance to us in the event that the loan is foreclosed, since an improper appraisal may contribute to a loss by, or other financial detriment to, us in the disposition of the loan.

Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers must approve the application before the loan can be granted. The Loan Review Committee of the Board of Directors reviews particularly large loans.

We require title certification on all first mortgage loans and the borrower is required to maintain hazard insurance on the security property.

Delinquent Loans, Classified Assets and Other Real Estate Owned

Reports listing delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by us when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, we take a number of steps to ensure that the borrower will cure the delinquency. We generally sends the borrower a notice of non-payment. We then follow up with telephone and/or written correspondence. When contact is made, we attempt to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If we purchase the property, it becomes other real estate owned (“OREO”).

Federal regulations and our Assets Classification Policy require that we utilize an internal asset classification system as a means of reporting problem assets and potential problem assets. We have incorporated the Office of the Comptroller of the Currency (the “OCC”) internal asset classifications as part of our credit monitoring system. We currently classify problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weaknesses present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, which can order the classification of additional assets and establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

Although management believes that, based on information currently available to it at this time, our allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

We classify assets in accordance with the management guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2011 and 2010 were $25.1 million and $19.5 million, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

As of December 31, 2011, the Bank owned two service corporations: the Lake Sunapee Group, Inc. and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers. Additionally, McCrillis & Eldredge, a wholly owned subsidiary of the Company, is a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products, including life, health, auto and homeowner insurances.

NHTB Capital Trust II and III

NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, Trust III issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, Trust II issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust II to fixed-rate payments. For more information, see Note 2 of the Consolidated Financial Statements.

COMPETITION

We face strong competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks as well as credit unions located in our primary market areas. We face additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

We compete for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. We do not rely upon any individual, group or entity for a material portion of our deposits.

Our competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. We compete for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Our competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. We have six loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

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

We categorize our securities as held-to-maturity, available-for-sale, or held-for-trading according to management intent. Please refer to Note 3 of the Consolidated Financial Statements for certain information regarding amortized costs, fair values and maturities of securities.

Maturities of debt securities, excluding mortgage-backed and asset-backed securities, are as follows as of December 31, 2011:

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale securities
Municipal bonds	$1,036	$1,051	3.74%
Other bonds and debentures	4,023	4,049	2.99

Total due in less than one year	5,059	5,100	3.15

Municipal bonds	3,742	3,829	1.83
Other bonds and debentures	16,713	16,768	2.02

Total due after one year through five years	20,455	20,597	1.99

Municipal bonds	13,541	14,054	3.09

Total due after five years through ten years	13,541	14,054	3.09

Municipal bonds	10,156	10,507	2.97
Other bonds and debentures	3,545	3,630	4.09

Total due after ten years	13,701	14,137	3.25

	$52,756	$53,888	2.40%

The amortized cost of securities and their approximate fair values are summarized as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale securities	$207,480	$3,034	$196	$210,318

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. government, including agencies	$6,000	$—	$183	$5,817
Mortgage-backed securities	117,428	660	299	117,789
Municipal bonds	32,864	39	1,336	31,567
Other bonds and debentures	36,069	854	38	36,885
Preferred stock with maturities	3,446	—	43	3,403
Equity securities	495	30	1	524

Total available-for-sale securities	$196,302	$1,583	$1,900	$195,985

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. government, including agencies	$2,004	$46	$—	$2,050
Mortgage-backed securities	169,449	367	992	168,824
Municipal bonds	1,362	69	—	1,431
Other bonds and debentures	40,821	216	163	40,874
Preferred stock with maturities	5,000	—	348	4,652
Equity securities	495	23	56	462

Total available-for-sale securities	$219,131	$721	$1,559	$218,293

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from within our primary market areas. We use traditional means to advertise our deposit products, including print media, and generally does not solicit deposits from outside our primary market areas. We offer negotiated rates on some of our certificate accounts. At December 31, 2011, time deposits represented approximately 42% of total deposits. Time deposits included $153.8 million of certificates of deposit in excess of $100,000.

The following table presents our deposit activity for the years ended December 31:

	2011	2010	2009
	(Dollars in Thousands)
Net deposits (withdrawals)	$19,033	$37,157	$72,313
Interest credited on deposit accounts	5,771	6,634	8,762

Total increase in deposit accounts	$24,804	$43,791	$81,075

At December 31, 2011, we had approximately $153.8 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

	Amount	Weighted Average Rate
Maturity Period	($ in thousands)
3 months or less	$61,140	0.94%
Over 3 through 6 months	24,772	0.85%
Over 6 through 12 months	23,654	0.78%
Over 12 months	44,213	2.39%

Total	$153,779	1.32%

The following table sets forth the distribution of our deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$64,356	8.0%	$53,265	6.8%	$48,430	6.6%
NOW accounts	209,150	26.1	201,469	25.9	178,049	24.2
Money market accounts	40,503	5.0	36,328	4.7	38,806	5.3
Regular savings accounts	9,812	1.2	10,956	1.4	10,958	1.5
Treasury savings accounts	142,682	17.8	124,004	15.9	116,817	15.9
Club deposits	96	—	95	—	96	—

Total	466,599	58.1	426,117	54.7	393,156	53.5

Time deposits
Less than 12 months	236,691	29.5	261,854	33.7	268,298	36.5
Over 12 through 36 months	44,015	5.5	57,102	7.3	68,686	9.4
Over 36 months	55,718	6.9	33,146	4.3	4,289	0.6

Total time deposits	336,424	41.9	352,102	45.3	341,273	46.5

Total Deposits	$803,023	100.0%	$778,219	100.0%	$734,429	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
NOW	$227,174	0.12%	$196,566	0.12%	$170,268	0.10%
Savings deposits	144,725	0.21	132,166	0.28	126,015	0.51
Money market deposits	38,672	0.42	34,675	0.50	37,069	0.70
Time deposits	348,730	1.45	344,875	1.70	310,994	2.47
Demand deposits	26,832	—	26,517	—	27,917	—

Total Deposits	$786,133		$734,799		$672,263

The following table presents, by various rate categories, the amount of time deposits as of December 31:

	2011	2010	2009
Time Deposits	($ in thousands)
0.00% – 0.99%	$190,949	$106,804	$3,130
1.00% – 1.99%	65,670	153,202	257,229
2.00% – 2.99%	46,428	41,668	42,670
3.00% – 3.99%	33,044	49,399	36,041
4.00% – 4.99%	833	1,026	2,201
5.00% – 5.99%	—	3	2

Total	$336,924	$352,102	$341,273

Borrowings

We utilize advances from the Federal Home Loan Bank of Boston (“FHLBB”) as a funding source alternative to retail deposits. By utilizing FHLBB advances, we can meet our liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by us and secondarily by our investment in capital stock of the FHLBB. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLBB. At December 31, 2011, we had outstanding advances of $81.0 million from the FHLBB compared to advances outstanding of $76.0 million from the FHLBB at December 31, 2010.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of the financial statements for the year indicated:

	2011	2010	2009
	(Dollars in thousands)
Balance at year end	$15,000	$—	$40,000
Average amount outstanding	24,096	14,822	16,233
Maximum amount outstanding at any month-end	35,000	30,000	50,000
Average interest rate for the year	0.28%	0.33%	0.40%
Average interest rate on year-end balance	0.19%	—	0.22%

REGULATION

General. The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve and the SEC under the federal securities laws. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OCC, as its primary regulator, and the FDIC as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was be abolished as of July 21, 2011, and its rights and duties transferred to the Federal Reserve, as to savings and loan holding companies, and to the OCC, as to savings banks. Therefore, as of that date (the “Transfer Date”), the Company became subject to regulation by the Federal Reserve rather than the OTS, and the Bank became subject to regulation by the OCC rather than the OTS. The Dodd-Frank Act also created a new Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB has broad authority to issue regulations implementing numerous consumer laws, and we will be subject to those regulations.

The following references to the laws and regulations under which the Company and the Bank are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OCC, Federal Reserve and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws, regulations or policies, whether by the FDIC, the Federal Reserve, the OCC, the SEC, the CFPB or the Congress, could have a material adverse impact on the Company and the Bank, and their operations and stockholders.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

Loans to One Borrower. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one borrower limitations.

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

“Qualified thrift investments” include certain assets that are includable without limit, such as residential and manufactured housing loans, home equity loans, education loans, small business loans, credit card loans, mortgage backed securities, Federal Home Loan Bank stock and certain U.S. government obligations. In addition, certain assets are includable as “qualified thrift investments” in an amount up to 20% of portfolio assets, including, certain consumer loans and loans in “credit-needy” areas.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. The Bank met the QTL test at December 31, 2011, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a bank charter.

Capital Requirements. OCC regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

(2)	a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if the Bank has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; otherwise, the minimum leverage ratio for any other depository institution that does not have a composite rating of 1 will be a leverage ratio requirement of 4.0% of core capital to adjusted total assets; and

(3)	a risk-based capital ratio requirement of 8.0% of the Bank’s risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of the Bank’s core capital.

Higher capital ratios may be required if warranted by particular circumstances, including the risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must multiply its on-balance sheet assets and certain off-balance sheet items by the appropriate risk weights, which range from 0% for cash and obligations issued by the United States government or its agencies to 100% for consumer, commercial loans, home equity and construction loans and certain other assets as assigned by the OCC capital regulations based on the risks found by the OCC to be inherent in the type of asset.

Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain servicing rights and nonsecurity financial instruments) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital. Supplementary capital (or tier 2 capital) includes cumulative perpetual and other perpetual preferred stock, mandatory convertible subordinated debt securities, perpetual subordinated debt and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values may be included in tier 2 capital. The allowance for loan and lease losses includable in tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2011, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OCC regulatory capital requirements at December 31, 2011:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$96,525	$15,108	$81,417
Core capital	96,525	40,288	56,237
Risk-based capital	100,957	53,821	47,136

Pursuant to Dodd-Frank, the Company, as a saving and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve through its rulemaking authority. As mandated by Dodd-Frank, those requirements must be at least as stringent as those applicable to insured depository institutions, such as Bank.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination, dated March 2009.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms which are at least as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to qualitative limits and certain quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, a savings association is prohibited from making a loan or other extension of credit to any of its affiliates that engage in activities that are not permissible for bank holding companies under section 4(c) of the Bank Holding Company Act and from purchasing or investing in the securities issued by any affiliate, other than with respect to shares of a subsidiary.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

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

Enforcement. The OCC has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Prompt Corrective Action Regulations. Under the prompt corrective action (“PCA”) statute and regulations implemented by the OCC, the OCC is required to take certain, and is authorized to take other, supervisory actions against savings associations whose capital falls below certain levels. For this purpose, a savings association is placed in one of the following four categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2011, the Bank met the criteria for being considered “well capitalized.”

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the OCC has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to areas including internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OCC adopted regulations that authorize, but do not require, the OCC to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OCC must issue an order directing action to correct the deficiency. Further, the OCC may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitations on Capital Distributions. The OCC imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. The Bank must file an application for prior approval with the OCC if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for the year-to-date plus the Bank’s retained net income for the previous two years, or that would cause the Bank to be less than adequately capitalized.

The OCC may disapprove a notice or application if:

•	The Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, section 10(f) of the Home Owners’ Loan Act requires a subsidiary savings association of a saving and loan holding company, such as Bank, to file an application with the Federal Reserve prior to declaring certain types of dividends. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from the Bank.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The final rule changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule will suspend FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent at the end of any year but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

The rule took effect for the quarter beginning April 1, 2011, and was reflected in the invoices for assessments due September 30, 2011. Assessments under the new rule will be netted out against any amounts already prepaid.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the first quarter of 2012, due December 30, 2011, was 0.0066% of insured deposits. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks (“FHLB”) comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2011 of $7.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, or if any developments caused the Bank’s investment in FHLB stock to become impaired, thereby requiring the Bank to write down the value of that investment, the Bank’s net interest income would be affected.

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). A 3% reserve is required for transaction account balances over $11.5 million and up to $71 million, plus 10% on the excess over $71 million. These requirements are subject to adjustment annually by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in the form of a deposit with a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OCC. FHLB System members are also authorized to borrow from the Federal Reserve discount window, subject to applicable restrictions.

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

The Bank Secrecy Act. The Bank and the Company are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

Office of Foreign Assets Control. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Assets Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

The Company is a savings and loan holding company regulated by the Federal Reserve. As such, the Company is registered with and subject to Federal Reserve examination and supervision, as well as certain reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and any of its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to Dodd-Frank, the Company, as a saving and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve through its rulemaking authority. Those requirements will be at least as stringent as those applicable to insured depository institutions.

HOLA, and the Federal Reserve’s implementing regulations, prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution without prior Federal Reserve approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior Federal Reserve approval.

Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm Leach Bliley Act of 1999 (the “GLB Act”), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the QTL test.

Pursuant to Dodd-Frank, the Federal Reserve may, and in some instances must, require grandfathered unitary savings and loan holding companies to segregate all or some of their financial activities into an intermediate holding company. Also, a grandfathered unitary savings and loan holding company is required to serve as a source of financial strength to its subsidiary intermediate holding company.

Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations—Transactions with Affiliates” and “Regulation of Federal Savings Associations—Limitation on Capital Distributions.”

EMPLOYEES

At December 31, 2011, we had a total of 226 full-time employees, 34 part-time employees, and 14 per-diem employees. These employees are not represented by collective bargaining agents. We believe that our relationship with our employees is good.

Item 1A. Risk Factors

There are risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Changes in local economic conditions may affect our business.

Our current market area is principally located in Merrimack, Sullivan, Hillsboro, and Grafton Counties, which are located in west-central New Hampshire. Future growth opportunities depend on the growth and stability of the regional economy and our ability to expand our market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability and business.

Increases to the allowance for loan losses may cause our earnings to decrease.

Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. The current economic uncertainty will more than likely affect employment levels and could impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we may need, depending on an analysis of the adequacy of the allowance for loan losses, additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. We may suffer higher loan losses as a result of these factors and the resulting impact on our borrowers.

Changes in interest rates and spreads could have an impact on earnings and results of operations.

Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

Strong competition within our industry and market area could limit our growth and profitability.

We face substantial competition in all phases of our operations from a variety of different competitors. Future growth and success will depend on the ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with a variety of banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation. Many competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products, and/or limit pricing able to be charged on certain banking services, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Recent legislative reforms may result in our business becoming subject to significant and extensive additional regulations and/or can adversely affect our results of operations and financial condition.

On July 21, 2010, the President signed into law the Dodd-Frank Act. This law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations. The process remains ongoing and with market litigation and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

As a result of the Dodd-Frank Act, on July 21, 2011, the primary regulator of the Company and the Bank, the OTS, was abolished and its rights and duties were transferred to the Federal Reserve, as to savings and loan holding companies such as the Company, and to the OCC, as to savings banks such as the Bank. The Dodd-Frank Act also created the CFPB as an independent part of the Federal Reserve, which now has authority to issue regulations implementing numerous consumer laws, to which we will be subject. As a result of the change in our regulators and the creation of the CFPB, we may be subject to new or different regulations in the future.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the implementing rules and regulations remaining to be written will have on the Corporation. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

We rely on dividends from the Bank for most of our revenue.

We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our preferred or common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

The securities purchase agreement between us and the U.S. Department of Treasury in connection with our participation in the Small Business Lending Fund program limits our ability to pay dividends on and repurchase our common stock.

Under the terms of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share (the “Series B Preferred Stock”) issued under the Small Business Lending Fund (“SBLF”) program, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. No repurchases of common stock may be effected, and no dividends may be declared or paid on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock.

Under the terms of the Series B Preferred Stock, we may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in small business lending that qualifies over the baseline level.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

Management believes that our continued growth and future success will depend in large part upon the skills of the management team. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the business. We cannot assure you that we will be able to retain existing key personnel or attract additional qualified personnel. The loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

New lines of business or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business.

From time to time, we may implement new lines of business, offer new products and services within existing lines of business or shift focus on our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services and/or shifting focus of asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

At December 31, 2011, we had 30 offices located in New Hampshire and Vermont as follows:

Location	Leased	Owned	Total
New Hampshire:
1. Andover	1	—	1
2. Bradford	—	1	1
3. Claremont	1	—	1
4. Enfield	1	—	1
5. Grantham	—	1	1
6. Hanover	1	—	1
7. Hillsboro	—	1	1
8. Lebanon	1	2	3
9. Milford	—	1	1
10. New London*	1	2	3
11. Newbury	1	—	1
12. Newport*	1	2	3
13. Peterborough	1	—	1
14. Sunapee	—	1	1
15. West Lebanon	1	—	1
Vermont:
1. Brandon	1	2	3
2. Pittsford	—	1	1
3. Rutland	1	1	2
4. West Rutland	—	1	1
5. Woodstock	—	2	2

Total Offices	12	18	30

*	Includes Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp., which are headquartered in Newport, New Hampshire and have no other offices, and McCrillis & Eldredge, which is headquartered in Newport, New Hampshire and has one office in New London, New Hampshire.

Lease expiration dates range from 1 to 5 years with renewal options of 1 to 5 years.

The total net book value of premises and equipment at December 31, 2011 was $16.5 million. See Note 5 – Premises and equipment in the Notes to Consolidated Financial Statements elsewhere in this report for additional information.

Item 3. Legal Proceedings

There is no material litigation pending in which we or any of our subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “NHTB.” The following table shows the high and low sales prices as reported on the NASDAQ Global Market during the periods indicated, as well as any dividends declared on our common stock.

	Period	High	Low	Dividend Declared
2011	First Quarter	$13.42	$12.30	$0.1300
	Second Quarter	$13.75	$12.55	$0.1300
	Third Quarter	$13.79	$10.80	$0.1300
	Fourth Quarter	$12.04	$10.85	$0.1300
2010	First Quarter	$10.88	$9.40	$0.1300
	Second Quarter	$11.65	$9.90	$0.1300
	Third Quarter	$10.71	$9.79	$0.1300
	Fourth Quarter	$13.10	$10.95	$0.1300

As of March 14, 2012, we had approximately 720 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or street name through various brokerage firms.

Dividends

We have historically paid regular quarterly cash dividends on our common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict our ability to pay dividends. In particular, because the Bank is a depository institution whose deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due the FDIC. Also, the Bank, as a federal savings bank, is subject to OCC regulations which impose certain minimum capital requirements that would affect the amount of cash available for distribution to us. In addition, under Federal Reserve policy, we are required to maintain adequate regulatory capital, are expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing the amount of dividends that we can declare to our stockholders.

Our ability to pay dividends on our common stock is also restricted by the provisions of the Series B Preferred Stock issued under the SBLF program. Under the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including our common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the Series B Preferred Stock, we may only declare and pay a dividend on our common stock or other stock junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least the Tier 1 Dividend Threshold. The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in small business lending that qualifies over the baseline level.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from the Bank. The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings.

•	Total assets increased $46.8 million, or 4.70%, to $1.0 billion at December 31, 2011 from $995.1 million at December 31, 2010.

•	Net loans increased $39.5 million, or 5.85%, to $715.0 million at December 31, 2011 from $675.5 million at December 31, 2010.

•	In 2011, we originated $289.1 million in loans, compared to $341.5 million in 2010.

•	Our loan servicing portfolio was $365.8 million at December 31, 2011 compared to $370.3 million at December 31, 2010.

•	Total deposits increased $24.8 million, or 3.19%, to $803.0 million at December 31, 2011 from $778.2 million at December 31, 2010.

•	Net interest and dividend income for the year ended December 31, 2011 was $28.5 million compared to $28.9 million for the same period in 2010.

•	Provision for loan losses was $1.4 million for the year ended December 31, 2011 compared to $2.2 million for the same period in 2010.

•

Our return on average assets and average equity for the twelve months ended December 31, 2011 were 0.74% and 7.96%, respectively, compared to 0.79% and 8.71%, respectively, for the same period in 2010.

•	As a percentage of total loans, non-performing loans increased from 1.45% at December 31, 2010 to 2.26% at December 31, 2011, primarily as a result of an increase in troubled debt restructurings.

•	Net income available to common stockholders was $7.0 million for the year ended December 31, 2011 compared to $7.4 million for the same period in 2010.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the Consolidated Financial Statements contained elsewhere in this report.

Comparison of Years Ended December 31, 2011 and 2010

Financial Condition

Total assets increased $46.8 million, or 4.70%, to $1.0 billion at December 31, 2011 from $995.1 million at December 31, 2010. Cash and FHLBB overnight deposits decreased $8.5 million, or 25.51%, as cash was used to partially fund loan growth.

Total net loans receivable excluding loans held-for-sale increased $39.5 million, or 5.85%, to $715.0 million at December 31, 2011 compared to $675.5 million at December 31, 2010. Our conventional real estate loan portfolio increased $49.4 million, or 14.21%, to $397.0 million at December 31, 2011 from $347.6 million at December 31, 2010. The outstanding balances on home equity loans and lines of credit decreased $2.9 million to $72.0 million over the same period. Construction loans decreased $6.5 million, or 33.86%, to $12.7 million. Commercial real estate loans increased $4.7 million, or 3.27%, over the same period to $148.4 million. The increase in commercial real estate loans represents loans to existing commercial customers and new commercials customers offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $736 thousand, or 9.11%, to $7.3 million and commercial and municipal loans decreased $5.5 million, or 6.18%, to $83.8 million. Sold loans totaled $365.8 million at December 31, 2011, a decrease of $4.5 million, or 1.22%, compared to $370.3 million at December 31, 2010. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2011, adjustable-rate mortgages comprised approximately 68% of our real estate mortgage loan portfolio, which is slightly lower than in prior years as we originated shorter-term loans in 2011, such as the ten-year fixed mortgage loan, which are held in portfolio as well as holding a portion of 15-year fixed mortgage loans. Non-performing assets were 1.70% of total assets and 2.45% of total loans at December 31, 2011, compared to 1.01% and 1.46%, respectively, at December 31, 2010, primarily due to an increase of $3.8 million in loans classified as troubled debt restructured.

The fair value of investment securities available-for-sale increased $14.3 million, or 7.30%, to $210.3 million at December 31, 2011, from $196.0 million at December 31, 2010. We realized $2.6 million in the gains on the sales and calls of securities during 2011, compared to $2.0 million in gains on the sales and calls of securities recorded during 2010. At December 31, 2011, our investment portfolio had a net unrealized holding gain of $2.8 million, compared to a net unrealized holding loss of $317 thousand at December 31, 2010. The securities in our investment portfolio that are temporarily impaired at December 31, 2011 consist of mortgage-backed securities issued by U.S. government agencies, corporate debt with investment-grade credit ratings, and municipal bonds. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

OREO and property acquired in settlement of loans was $1.4 million at December 31, 2011, representing five properties, four located in New Hampshire and one in Vermont, compared to $75 thousand at December 31, 2010, representing one property located in New Hampshire. At December 31, 2011, one commercial property in Vermont was carried at $950 thousand, or 70.70% of total OREO and property acquired in settlement of loans at that time.

Goodwill increased $1.3 million, or 4.78%, to $28.6 million at December 31, 2011, compared to $27.3 million at December 31, 2010. The change in goodwill represents $1.3 million related to the 2011 acquisition of McCrillis & Eldredge. Additionally, goodwill includes $7.5 million related to the acquisition of First Brandon Financial Corporation and $7.7 million related to the acquisition of First Community Bank, both of which occurred in 2007. Goodwill also includes $2.5 million relating to the acquisition of Landmark Bank in 1998 and $9.7 million relating to the acquisition of three branch offices of New London Trust in 2001. An independent third-party analysis of goodwill indicates no impairment at December 31, 2011.

Intangible assets increased $205 thousand, or 13.22%, to $1.8 million at December 31, 2011, compared to $1.6 million at December 31, 2010. Intangible assets include core deposit intangibles of $1.1 million and customer list intangibles of $615 thousand. We amortized $410 thousand of core deposit intangibles during 2011 utilizing the sum-of-the-years-digits method over ten years. We amortized $13 thousand of customer list intangibles during 2011 utilizing the sum-of-the-years-digits method over fifteen years. An independent third-party analysis of core deposit intangibles indicates no impairment at December 31, 2011.

Total deposits increased $24.8 million, or 3.19%, to $803.0 million at December 31, 2011 from $778.2 million at December 31, 2010. We were able to retain and attract deposits as customers continued to lean towards the safety and guarantee of FDIC insurance resulting from uncertain credit markets and a lingering national recession.

Advances from the FHLBB increased $5.0 million, or 6.59%, to $81.0 million from $76.0 million at December 31, 2010. The weighted average interest rate for the outstanding FHLBB advances was 2.09% at December 31, 2011 compared to 2.40% at December 31, 2010.

Other borrowings increased $543 thousand to $543 thousand at December 31, 2011. This reflects a note payable issued to the principals of McCrillis & Eldredge as part of the acquisition in 2011 and will be paid in full by December 31, 2012.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At year-end 2011, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $39.8 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At December 31, 2011, we had approximately $204.8 million in additional borrowing capacity from the FHLBB.

At December 31, 2011, stockholders’ equity totaled $108.7 million, compared to $92.4 million at December 31, 2010. The increase of $16.3 million reflects net income of $7.7 million, the payout of $3.0 million in common stock dividends, $723 thousand in preferred stock dividends declared, the redemption of $10.0 million of preferred stock, the issuance of $20.0 million of preferred stock, and other comprehensive income in the amount of $1.6 million.

On June 12, 2007, we reactivated a previously adopted but incomplete stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At December 31, 2011, 148,088 shares remained to be repurchased under the plan. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During 2011, no shares were repurchased. As a participant in the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), we were prohibited from repurchasing shares of our common stock prior to exiting the program on August 25, 2011.

At December 31, 2011, we had unrestricted funds in the amount of $2.7 million. Our total cash needs during 2012 are estimated to be approximately $6.0 million with $3.0 million projected to be used to pay dividends on our common stock, $1.0 million to pay interest on our capital securities, $1.0 million to pay dividends on our Series B Preferred Stock (as defined below), $543 thousand to pay the previously mentioned notes payable, and approximately $400 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional cash requirements for 2012, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities increased $220 thousand to $10.6 million in 2011 from $10.4 million in 2010. The increase includes a decrease in the amount of $831 thousand in provision for loan losses, a decrease in gains on sales and calls of securities of $505 thousand, an increase in amortization of securities, net, of $110 thousand, a decrease in the change in mortgage servicing rights of $452 thousand, a decrease in loans held-for sale of $6.3 million, an increase in deferred tax benefit of $896 thousand, a decrease in accrued interest receivable and other assets of $1.9 million, and a decrease of $3.0 million in the change in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $54.8 million in 2011, compared to net cash flows used in investing activities of $37.5 million in 2010, an increase of $17.3 million. During 2011, net cash used by loan originations and net principal collections decreased by $12.9 million while our loans held in portfolio increased and net cash used by securities available-for-sale increased $33.6 million.

Net cash flows provided by financing activities totaled $35.7 million in 2011, compared to net cash flows provided by financing activities of $22.3 million in 2010, a change of $13.4 million. Net cash provided by deposits decreased $19.0 million. Net cash provided by the issuance and redemption of preferred stock was $10.0 million.

We expect to be able to fund loan demand and other investing activities during 2012 by continuing to utilize the FHLBB’s advance program and cash flows from securities and loans. On December 31, 2011, approximately $39.8 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

On January 16, 2009, as part of the CPP, we entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury 10,000 shares of our Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of our common stock, at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. The Warrant was immediately exercisable. On August 25, 2011, in connection with our participation in Treasury’s SBLF program, we redeemed 10,000 shares of the Series A Preferred Stock for $10.0 million. On February 15, 2012, we repurchased the Warrant in its entirety for $737 thousand.

On August 25, 2011, as part of the SBLF program, we entered into a Letter Agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Series B Preferred Stock having a liquidation preference of $1,000 per preferred share. The SBLF is Treasury’s effort to bring main street banks and small businesses together to help create jobs and promote economic growth in local communities. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock issued under Treasury’s CPP as indicated above.

The initial rate payable on SBLF capital is, at most, five percent, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by our Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock. Please refer to Note 20 of the Consolidated Financial Statements for further discussion.

The OCC requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00%, and 8.00%, respectively. At December 31, 2011, the Bank’s ratios were 9.57%, 9.58%, and 15.01%, respectively, well in excess of the OCC requirements for well capitalized banks.

Book value per common share was $15.20 at December 31, 2011, compared to $14.26 per common share at December 31, 2010. Tangible book value per common share was $10.00 at December 31, 2011. Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands)	December 31, 2011	December 30, 2010
Shareholders’ equity	$108,660	$92,391
Less goodwill	28,597	27,293
Less other intangible assets	1,755	1,550
Less preferred stock	20,000	10,000

Tangible common equity	$58,308	$53,548

Ending common shares outstanding	5,832,360	5,773,772
Tangible book value per common share	$10.00	$9.27

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurement of our financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

Unlike other companies, nearly all of the assets and liabilities of a bank are monetary in nature. As a result, interest rates have a far greater impact on a bank’s performance than the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, since such prices are affected by inflation. Liquidity and the maturity structure of our assets and liabilities are important to the maintenance of acceptable performance levels.

Interest Rate Sensitivity

The principal objective of our interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given our business strategies, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with the Board of Director’s approved guidelines. The Board of Directors has established an Asset/Liability Committee to review our asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

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

Our one-year cumulative interest-rate gap at December 31, 2011 was positive 1.65% compared to the December 31, 2010 gap of positive 0.60%. At December 31, 2011, repricing liabilities over the next twelve months were $15.3 million less than repricing assets for the same period compared to $5.3 million at December 31, 2010. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. At 1.65%, the assets and liabilities scheduled to reprice during 2012 are fairly well-matched.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five, seven and ten-year intervals. In addition, we sell most fixed-rate mortgages with terms of 20 or more years into the secondary market in order to minimize interest rate risk and provide liquidity.

As another part of our interest rate risk analysis, we use an interest rate sensitivity model, which generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the NPV model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the NPV measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on our net interest income and will likely differ from actual results.

The following table shows our interest rate sensitivity (gap) table at December 31, 2011:

	0-3	3-6	6 Months-	1-3	Beyond
	Months	Months	1 Year	Years	3 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$150,539	$64,436	$100,312	$195,987	$211,160	$722,434
Investments and overnight deposit	16,749	15,260	22,203	62,333	96,672	213,217

Total	167,288	79,696	122,515	258,320	307,832	935,651

Interest-bearing liabilities:
Deposits	205,579	58,926	59,157	44,015	435,346	803,023
Repurchase agreements	15,514	0	0	0	0	15,514
Borrowings	15,000	0	0	35,000	31,000	81,000

Total	236,093	58,926	59,157	79,015	466,346	899,537

Period sensitivity gap	(68,805)	20,770	63,358	179,305	(158,514)	$36,114
Cumulative sensitivity gap	$(68,805)	$(48,035)	$15,323	$194,628	$36,114
Cumulative sensitivity gap as a percentage of interest-earning assets	-7.35%	-5.13%	1.64%	20.80%	3.86%	3.86%

The following table sets forth our NPV at December 31, 2011:

Change in Rates	Net Portfolio Value			NPV as % of PV Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
+400 bp	$88,357	$-21,617	-20%	9.46%	-127bp
+300 bp	95,327	-14,647	-13%	9.97%	-76bp
+200 bp	102,265	-7,709	-7%	10.45%	-29bp
+100 bp	107,675	-2,299	-2%	10.74%	-0bp
0 bp	109,974	—	—	10.73%	—
-100 bp	99,198	-10,776	-10%	9.57%	-116bp

Comparison of Years Ended December 31, 2011 and 2010

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2011 decreased $412 thousand, or 1.43%, to $28.5 million. The decrease was primarily due to our lower interest rate spread and margin during 2011. Total interest and dividend income decreased $1.5 million, or 3.80%, to $37.2 million, despite higher average balances on interest-earning assets during 2011, as the yield on interest-earning assets decreased to 3.98% from 4.32%. Interest and fees on loans decreased $315 thousand, or 0.99%, to $31.6 million in 2011, despite an increase in average balances of $59.3 million, due primarily to a decrease in the average yield on loans to 4.42% from 4.87%.

Interest on taxable investments decreased $1.5 million, or 24.39%, to $4.6 million in 2011 compared to $6.1 million in 2010. Dividends increased $18 thousand, or 105.88%, to $35 thousand. Interest on other investments increased $313 thousand, or 52.25%, to $912 thousand due primarily to increase in tax-exempt municipal bonds of $35,452,766 (fair value) during 2010 with earnings for twelve months during 2011. The yield on our investment portfolio declined from 2.80% for the year ended December 31, 2010 to 2.54% for the year ended December 31, 2011 due to lower average portfolio and lower yielding investments purchased.

Total interest expense decreased $1.1 million, or 10.83%, to $8.7 million for the year ended December 31, 2011. The decrease is primarily due to the 14.91% decrease in the combined cost of funds on deposits and borrowings to 0.97% for the year ended December 31, 2011 from 1.14% for the year ended December 31, 2010. For the year ended December 31, 2011, interest on deposits decreased $863 thousand, or 13.01%, to $5.8 million despite an increase in average deposits as the cost of deposits decreased to 0.75% from 0.94% compared to the same period in 2010. Interest on FHLBB advances and other borrowed money decreased $177 thousand, or 8.68%, for the twelve months ended December 31, 2011 to $1.9 million compared to the same period in 2010 as the average cost of FHLBB advances outstanding decreased for 2011 compared to 2010.

For the year ended December 31, 2011, our combined cost of funds decreased to 0.97% as compared to 1.14% for 2010. The cost of deposits, including repurchase agreements, decreased 18 basis points for 2011 to 0.75 % compared to 0.94% in 2010, due primarily to the downward repricing of maturing time deposits and advances combined with increases in lower-costing checking accounts.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.01% in 2011 from 3.18% in 2010. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.05% during 2011, from 3.23% during 2010.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Yield on loans	4.42%	4.87%	5.16%	5.86%	6.20%
Yield on investment securities	2.54%	2.80%	3.94%	4.67%	4.93%
Combined yield on loans and investments	3.98%	4.32%	4.92%	5.69%	5.99%
Cost of deposits, including repurchase agreements	0.75%	0.93%	1.34%	2.07%	2.59%
Cost of other borrowed funds	2.40%	2.33%	3.29%	4.19%	5.37%
Combined cost of deposits and borrowings	0.97%	1.14%	1.60%	2.32%	3.08%
Interest rate spread	3.01%	3.18%	3.32%	3.37%	2.91%
Net interest margin	3.05%	3.23%	3.41%	3.46%	3.06%

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

	2011			2010			2009
Years ended December 31,	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2)	$715,637	$31,640	4.42%	$656,355	$31,956	4.87%	$642,655	$33,176	5.16%
Investment securities and other	218,127	5,548	2.54%	238,897	6,701	2.80%	157,405	6,208	3.94%

Total interest-earning assets	933,764	37,188	3.98%	895,252	38,657	4.32%	800,060	39,384	4.92%

Noninterest-earning assets:
Cash	18,490			18,259			15,983
Other noninterest-earning assets (3)	88,228			87,321			84,867

Total noninterest-earning assets	106,718			105,580			100,850

Total	$1,040,482			$1,000,832			$900,910

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$410,571	$727	0.18%	$363,407	$766	0.21%	$333,352	$1,080	0.32%
Time deposits	348,730	5,044	1.45%	344,875	5,869	1.70%	310,994	7,682	2.47%
Repurchase agreements	14,250	47	0.33%	13,182	59	0.45%	13,705	58	0.42%
Capital securities and other borrowed funds	119,421	2,871	2.40%	130,718	3,051	2.33%	98,913	3,256	3.29%

Total interest-bearing liabilities	892,972	8,689	0.97%	852,182	9,745	1.14%	756,964	12,076	1.60%

Noninterest-bearing liabilities:
Demand deposits	26,832			26,517			27,917
Other	30,047			30,936			30,880

Total noninterest-bearing liabilities	56,879			57,453			58,797

Stockholders’ equity	90,631			91,197			85,149

Total	$1,040,482			$1,000,832			$900,910

Net interest income/Net interest rate spread		$28,499	3.01%		$28,912	3.18%		$27,308	3.32%

Net interest margin			3.05%			3.23%			3.41%

Percentage of interest-earning assets to interest-bearing liabilities			104.57%			105.05%			105.69%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2011 vs. 2010
	Increase (Decrease)
	due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$18,046	$(18,362)	$(316)
Interest income on investments	(556)	(596)	(1,152)

Total interest income	17,490	(18,958)	(1,468)

Interest expense on savings, NOW and MMAs	169	(207)	(38)
Interest expense on time deposits	66	(891)	(825)
Interest expense on repurchase agreements	6	(18)	(12)
Interest expense on capital securities and other borrowings	(276)	96	(180)

Total interest expense	(35)	(1,020)	(1,055)

Net interest income	$17,525	$(17,938)	$(413)

	Year ended December 31, 2010 vs. 2009
	Increase (Decrease)
	due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$740	$(1,960)	$(1,220)
Interest income on investments	1,111	(618)	493

Total interest income	1,851	(2,578)	(727)

Interest expense on savings, NOW and MMAs	113	(427)	(314)
Interest expense on time deposits	977	(2,790)	(1,813)
Interest expense on repurchase agreements	(1)	2	1
Interest expense on capital securities and other borrowings	(2,139)	1,934	(205)

Total interest expense	(1,050)	(1,281)	(2,331)

Net interest income	$2,901	$(1,297)	$1,604

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

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2011 was $9.1 million compared to $9.9 million at December 31, 2010. At $9.1 million, the allowance for loan losses represents 1.26% of total loans, down from 1.45% at December 31, 2010. Total non-performing assets at December 31, 2011 were $17.7 million, representing 193.96% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $1.3 million to the allowance for loan and lease losses during 2011 compared to $2.1 million in 2010. The provisions during the twelve months ended December 31, 2011 have been offset by loan charge-offs of $2.2 million and recoveries of $195 thousand during the same period. Portfolio performance and charge-offs resulted in our decision to decrease the provision for loan losses during 2011. The provisions made in 2011 reflect loan loss experience in 2011 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2012 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2011, the overdraft allowance was $18 thousand compared to $23 thousand at year-end 2010. Provisions for overdraft losses were $51 thousand during the twelve month period ended December 31, 2011, compared to $82 thousand for the same period during 2010. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $2.2 million during the twelve months ended December 31, 2011 compared to $1.6 million for the same period in 2010. Recoveries were $195 thousand during the twelve months ended December 31, 2011 compared to $49 thousand for the same period in 2010. This activity resulted in net charge-offs of $2.0 million for the twelve months ended December 31, 2011 compared to $1.6 million for the same period in 2010. One-to-four family residential mortgages, commercial real estate mortgages, land and construction, and commercial loans accounted for 53%, 25%, 14%, and 7%, respectively, of the amounts charged-off during the twelve months ended December 31, 2011.

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of year	$9,841	$9,494	$5,568	$5,161	$3,951

Charge-offs:
Residential real estate	1,187	999	297	243	90
Commercial real estate	548	324	1,388	134	—
Land and Construction	303	45	45	—	—
Consumer loans	38	46	105	79	33
Commercial loans	147	213	297	90	5

Total charged-off loans	2,223	1,627	2,132	546	128

Recoveries
Residential real estate	132	9	100	32	5
Commercial real estate	—	—	1	—	—
Construction	—	—	—	—	—
Consumer loans	2	14	11	11	30
Commercial loans	61	26	100	—	—

Total recoveries	195	49	212	43	35

Net charge-offs	2,028	1,578	1,920	503	93

Allowance from acquisitions	—	—	—	—	1,303

Transfer	—	(175)	—	—	—
Provision for loan loss charged to income	1,300	2,100	5,846	910	—

Balance, end of year	$9,113	$9,841	$9,494	$5,568	$5,161

Ratio of net charge-offs to average loans	0.28%	0.25%	0.30%	0.08%	0.02%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Beginning balance	$23	$25	$26	$21	$24

Overdraft charge-offs	226	251	313	374	274
Overdraft recoveries	170	167	206	188	148

Net overdraft losses	56	84	107	186	126

Provisions for overdrafts	51	82	106	191	123

Ending balance	$18	$23	$25	$26	$21

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31 ($ in thousands):

	2011			2010			2009
Real estate loans -
Residential, 1-4 family and home equity loans	$4,768	52%	64%	$3,887	40%	64%	$3,984	42%	64%
Residential, 5 or more units	102	1%	2%	142	1%	2%	151	2%	2%
Commercial	2,813	31%	19%	2,683	27%	19%	2,855	30%	20%
Land and construction	222	2%	2%	575	6%	3%	227	2%	3%
Collateral and consumer loans	40	1%	1%	70	1%	1%	100	1%	2%
Commercial and municipal loans	721	8%	12%	2,004	20%	11%	2,012	21%	9%
Impaired loans	308	3%	—	480	5%	—	165	2%	—
Unallocated	139	2%	—	—	—	—	—	—	—

Allowance	$9,113	100%	100%	$9,841	100%	100%	$9,494	100%	100%

Allowance as a percentage of total loans		1.26%			1.44%			1.51%

Non-performing loans as a percentage of allowance		182.34%			101.86%			64.87%

	2008			2007
Real estate loans -
Residential, 1-4 family and home equity loans	$1,965	35%	64%	$1,723	33%	65%
Residential, 5 or more units	74	1%	2%	65	1%	2%
Commercial	1,408	25%	20%	1,235	24%	19%
Land and construction	421	8%	2%	501	10%	2%
Collateral and consumer loans	139	2%	2%	199	4%	3%
Commercial and municipal loans	1,376	25%	9%	1,413	27%	8%
Impaired loans	210	4%	1%	45	1%	1%
Unallocated	—	—	—	—	—	—

Allowance	$5,593	100%	100%	$5,181	100%	100%

Allowance as a percentage of total loans		0.87%			0.82%

Non-performing loans as a percentage of allowance		131.38%			96.62%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $25.1 million at December 31, 2011 compared to $19.5 million at December 31, 2010. The increase comes primarily from an increase of troubled debt restructured as we provide concessions to some borrowers due to the weaker cash flows those borrowers are experiencing. The modifications were provided to both residential mortgage borrowers and commercial relationship. Additional information on troubled debt restructurings can be found in Note 4 of the accompanying consolidated financial statements. In addition, we had $1.3 million of OREO at December 31, 2011 representing two commercial properties and three residential properties acquired during the twelve months ended December 31, 2011, compared to $75 thousand at December 31, 2010. Of the five properties, one commercial and one residential property were voluntarily relinquished by the borrowers as in-substance foreclosures. During the twelve months ended December 31, 2011, we sold five properties, one of which was classified as OREO at December 31, 2010 while the others were acquired during 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Fourteen loans considered impaired loans at December 31, 2011 have specific reserves identified and assigned. The fourteen loans are secured by real estate, business assets or a combination of both. At December 31, 2011, the allowance included $308 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2010 was $480 thousand.

Loans over 90 days past due were $3.3 million at December 31, 2011 compared to $2.1 million at December 31, 2010. Loans 30 to 89 days past due were $5.6 million at December 31, 2011 compared to $9.0 million at December 31, 2010. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. As previously noted, we anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans increased from 1.01% at December 31, 2010 to 1.59% at December 31, 2011, and as a percentage of total loans, increased from 1.46% at the end of 2010 to 2.45% at the end of 2011.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2011, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2011, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the 50 loans classified as troubled debt restructured, twelve were 30 days or more past due at December 31, 2011. The balances of these loans were $1.9 million and the loans have assigned specific allowances of $43 thousand. Thirteen loans were considered troubled debt restructured at both December 31, 2011 and 2010. These thirteen loans include ten commercial real estate loans totaling $4.8 million, two residential loans totaling $528 thousand and one commercial loan for $231 thousand. These loans, independently measured for impairment, carry a combined specific allowance of $29 thousand. At December 31, 2010, we had 21 loans with net carrying values of $8.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

At December 31, 2011 there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	December 31, 2011			December 31, 2010
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
90 day delinquent loans (1)	$100	1.10%	0.01%	$600	6.10%	0.06%
Nonaccrual impaired loans	4,173	45.79%	0.40%	1,378	14.00%	0.14%
Trouble debt restructured	12,037	132.09%	1.16%	7,971	81.00%	0.80%
Other real estate owned and chattel	1,365	14.98%	0.13%	75	0.76%	0.01%

Total non-performing assets	$17,675	193.96%	1.70%	$10,024	101.86%	1.01%

(1)	All loans 90 days or more delinquent are placed on nonaccrual status.

The following table sets forth the breakdown of non-performing assets at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans (1)	$16,617	$10,420	$6,059	$7,027	$4,745
Real estate and chattel property owned	1,344	75	100	288	241

Total nonperforming assets	$17,961	$10,495	$6,159	$7,315	$4,986

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.

The following table sets forth nonaccrual (1) loans by category at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Real estate loans -
Conventional	$5,578	$1,645	$3,161	$2,249	$578
Commercial	8,485	7,449	2,845	4,199	4,069
Home equity	0	120	42	47	—
Land and construction	1,006	140	140	—	—
Consumer loans	8	18	36	8	98
Commercial and municipal loans	1,540	1,048	—	524	—

Total	$16,617	$10,420	$6,224	$7,027	$4,745

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.

We believe the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, we recognize that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment and result in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses

Noninterest Income and Expense

Total noninterest income increased $184 thousand, or 1.79%, to $10.5 million for the twelve months ended December 31, 2011, as discussed below.

•

Customer service fees decreased $127 thousand, or 2.44%%, due primarily to a reduction of 12.91% in fees assessed on our overdraft protection program during 2011 partially offset by increased volume and related revenue from ATM and debit card usage.

•

Net gain on sales and calls of securities increased $505 thousand, or 24.24%, despite a lower volume of sales of securities in 2011 compared to 2010 which resulted in higher gains recorded, respectively. During 2011, we were able to take advantage of the market conditions which resulted in higher gains.

•

Net gain on sales of loans decreased $761 thousand, or 44.98%, as we sold $68.8 million of 1-4 family conventional mortgage loans into the secondary market during 2011, down from $96.3 million of loans sold during 2010 resulting in lower resulting revenue. We retained a higher portion of originated mortgage loans within their portfolio during 2011, resulting in balance sheet increases of $49.4 million and $4.7 million of conventional real estate loans and commercial real estate loans, respectively.

•

Net loss on sale of OREO and fixed assets decreased $23 thousand during 2011 as we recognized gains of $27 thousand on other real estate and chattel property owned during 2011 compared to $50 thousand in 2010.

•	Rental income increased $13 thousand, or 1.85%, as revenue within this category remained relatively unchanged.

•

The realized gain in Charter Holding Corp. (“CHC”) increased $381 thousand, or 198.44%, to $573 thousand for the twelve months ended December 31, 2011, from $192 thousand for the same period in 2010, as a direct reflection of earnings reported by CHC and our increased investment in CHC from a one-third owner to one-half owner.

•	Brokerage service income increased from $2 thousand to $3 thousand for the year ended December 31, 2011.

•	Bank-owned life insurance increased $76 thousand to $432 thousand due primarily to increased investment of $2.5 million in Bank-owned life insurance.

•

Insurance commissions increased $119 thousand for the year ended December 31, 2011 compared to no activity in 2010. The insurance commissions recorded reflect earnings from the acquisition of McCrillis & Eldredge on November 10, 2011 through year end.

Total noninterest expenses increased $1.6 million, or 6.32%, to $27.1 million for the twelve months ended December 31, 2011, from $25.5 million for the same period in 2010.

•

Salaries and employee benefits increased $936 thousand, or 7.00%, to $14.3 million for the twelve months ended December 31, 2011 from $13.4 million for the same period in 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $995 thousand, or 6.78%, to $15.7 million for the twelve months ended December 31, 2011, from $14.7 million for the same period in 2010. Gross salaries increased $914 thousand, or 8.06%, to $12.3 million for the twelve months ended December 31, 2011, compared to the same period in 2010. Average full time equivalents increased to 234 for the twelve months ended December 31, 2011, compared to 231 for the same period in 2010. Benefits costs increased $31 thousand. This increase includes decreases related to retirement costs offset in part by increases in health insurance costs. The deferral of expenses associated with the origination of loans increased $59 thousand, or 4.53%, to $1.4 million for the twelve months ended December 31, 2011, from $1.3 million for the same period in 2010. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan.

•

Occupancy and equipment expenses increased $63 thousand, or 1.69%, to $3.8 million for the twelve months ended December 31, 2011 from $3.7 million for the same period in 2010, due primarily higher costs for seasonal expenses such as snow removal and heating fuel during 2011.

•

Advertising and promotion increased $78 thousand, or 18.06%, to $510 thousand for the twelve months ended December 31, 2011 from $432 thousand for the same period in 2010, due primarily to increases in the utilization of print, television, and web media.

•

Depositors’ insurance decreased $227 thousand to $793 thousand at December 31, 2011, compared to $1.0 million at December 31, 2010 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2011.

•

Professional fees increased $169 thousand, or 17.73% to $1.1 million for the twelve months ended December 31, 2011 from $953 thousand for the same period in 2010, reflecting among other things increased legal expenses and consulting fees, primarily attributable to audit expenses.

•

Data processing and outside services fees increased $29 thousand, or 2.85%, to $1.0 million for the twelve months ended December 31, 2011 compared to the same period in 2010 due to increases in core processing, statement rendering and service expenses offset in part by decreases in correspondent expenses as well as expenses associated with the overdraft protection program.

•

ATM processing fees decreased $39 thousand, or 7.48%, to $481 thousand for the twelve months ended December 31, 2011 from $520 thousand for the same period in 2010, due in part to reduced processing costs.

•

Net (benefit) amortization of mortgage servicing rights (MSR) and mortgage servicing income increased $4 thousand to a benefit of $117 thousand for the twelve months ended December 31, 2011 from a benefit of $113 thousand for the same period in 2010.

•

Other expenses increased $549 thousand, or 15.75%, to $4.0 million for the twelve months ended December 31, 2011 from $3.5 million for the same period in 2010. In particular, periodic impairment expenses associated with mortgage servicing rights increased $110 thousand to $13 thousand for the twelve months ended December 31, 2011 compared to periodic impairment benefits of $97 thousand for the same period in 2010; expenses related to non-earning assets and OREO increased $55 thousand and $79 thousand, respectively; corporate legal expenses increased $280 thousand related to the acquisition of McCrillis & Eldredge, compensation guidance, and shelf registration in addition to other routine corporate legal needs; and tax-qualified contributions decreased $167 thousand as fewer tax credit-qualified contribution opportunities were presented.

Selected Financial Highlights and Ratios

	2011	2010	2009	2008	2007
For the Years Ended December 31,	(In thousands, except per share and percentage data)
Net Income	$7,669	$7,947	$6,598	$5,725	$4,516

Per Share Data:
Basic Earnings (1)	1.20	1.29	1.06	1.00	0.93
Diluted Earnings	1.20	1.29	1.06	0.99	0.92
Dividends Paid	0.52	0.52	0.52	0.52	0.52
Dividend Payout Ratio	43.33	40.31	49.06	52.00	55.91

Return on Average Assets	0.74%	0.79%	0.73%	0.69%	0.61%
Return on Average Equity	7.96%	8.71%	7.75%	7.84%	7.98%

	2011	2010	2009	2008	2007
As of December 31,	(In thousands, except per share, percentage and branch data)
Total Assets	$1,041,819	$994,536	$962,601	$843,198	$834,210
Total Securities (2)	217,933	203,599	224,469	86,935	94,343
Loans, Net	714,952	675,514	620,333	636,720	626,274
Total Deposits	803,023	778,219	734,429	653,353	652,952
Federal Home Loan Bank Advances	80,967	75,959	95,962	66,317	63,387
Stockholders’ Equity	108,660	92,391	87,776	74,677	72,667
Book Value per Common Share	$15.20	$14.26	$13.48	$12.99	$12.69
Average Common Equity to Average Assets	8.71%	9.45%	9.45%	8.76%	7.84%
Shares Outstanding	5,832,360	5,773,772	5,771,772	5,747,772	5,726,772
Number of Office Locations	30	28	28	28	29

(1)	See Note 1 to Consolidated Financial Statements regarding earnings per share.
(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and Federal Home Loan Bank stock at cost.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31includes net deferred income tax expense of $791 thousand in 2011 and benefits of $105 thousand in 2010, and $1.2 million in 2009. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

We have provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2010 and 2009

We earned $7.9 million, or $1.29 per common share, assuming dilution, for the year ended December 31, 2010, compared to $6.6 million, or $1.06 per common share, assuming dilution, for the year ended December 31, 2009.

Financial Condition

Total assets increased $32.5 million, or 3.37%, to $995.1 million at December 31, 2010 from $962.6 million at December 31, 2009. Cash and FHLBB overnight deposits decreased $4.8 million, or 12.69%, as cash was used to partially fund loan growth.

Total net loans receivable excluding loans held-for-sale increased $55.2 million, or 8.90%, to $675.5 million at December 31, 2010 compared to $620.3 million at December 31, 2009. Our conventional real estate loan portfolio increased $19.9 million, or 6.08%, to $347.6 million at December 31, 2010 from $327.7 million at December 31, 2009. The outstanding balances on home equity loans and lines of credit increased $1.3 million to $74.9 million over the same period. Construction loans increased $902 thousand, or 4.93%, to $19.2 million. Commercial real estate loans increased $7.9 million over the same period, or 5.84%, to $143.8 million. The increase in commercial real estate loans represents loans to existing commercial customers, new commercial customers and a participation loan purchase of $5.0 million offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $1.3 million, or 13.79%, to $8.1 million and commercial and municipal loans increased $27.0 million, or 43.24%, to $89.4 million. In particular, we saw an increase of $21.4 million in loans to municipalities. Sold loans totaled $370.3 million at December 31, 2010, an increase of $18.3 million, or 5.19%, compared to $352.1 million at December 31, 2009. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market and retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2010, adjustable-rate mortgages comprised approximately 70% of our real estate mortgage loan portfolio, which is lower than in prior years as we originated shorter-term loans in 2010, such as the ten-year fixed mortgage loan, which are held in portfolio. Non-performing assets were 1.01% of total assets and 1.46% of total loans at December 31, 2010, compared to 0.64% and 0.98%, respectively, at December 31, 2009, primarily due to an increase of $4.5 million in loans classified as troubled debt restructured.

The fair value of investment securities available-for-sale decreased $22.3 million, or 10.22%, to $196.0 million at December 31, 2010, from $218.3 million at December 31, 2009. We realized $2.1 million in the gains on the sales and calls of securities during 2010, compared to $3.6 million in gains on the sales and calls of securities recorded during 2009. At December 31, 2010, our investment portfolio had a net unrealized holding loss of $317 thousand, compared to a net unrealized holding loss of $837 thousand at December 31, 2009. The securities in our investment portfolio that are temporarily impaired at December 31, 2010 consist of debt securities issued by U.S. government corporations or agencies, corporate debt with investment-grade credit ratings, municipal bonds and preferred stock issued by corporations. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

OREO and property acquired in settlement of loans was at $75 thousand at December 31, 2010, representing one property located in New Hampshire, compared to $100 thousand at December 31, 2009, representing one property located in New Hampshire.

Goodwill was unchanged at $27.3 million at December 31, 2010, compared to December 31, 2009. Goodwill includes $7.5 million related to the acquisition of First Brandon Financial Corporation and $7.7 million related to the acquisition of First Community Bank, both of which occurred in 2007. Goodwill also includes $2.5 million relating to the acquisition of Landmark Bank in 1998 and $9.7 million relating to the acquisition of three branch offices of New London Trust in 2001. An independent third-party analysis of goodwill indicated no impairment at December 31, 2010.

Core deposit intangibles decreased to $1.6 million at December 31, 2010, compared to $2.0 million at December 31, 2009. We amortized $474 thousand during 2010 and utilized the sum-of-the-years-digits method over ten years to amortize the core deposit intangibles. An independent third-party analysis of core deposit intangibles indicated no impairment at December 31, 2010.

Total deposits increased $43.8 million , or 5.96%, to $778.2 million at December 31, 2010 from $734.4 million at December 31, 2009. We were able to retain and attract deposits as customers were drawn to the safety and guarantee of FDIC insurance resulting from uncertain credit markets and a lingering national recession. In addition, we saw increases in deposits by municipalities as more of our bids for such deposits were accepted.

Advances from the FHLBB decreased $20.0 million, or 20.84%, to $76.0 million from $96.0 million at December 31, 2009. We prepaid $30.0 million during December 2010 utilizing excess cash generated by deposit increases and investment activity. The weighted average interest rate for the outstanding FHLBB advances was 2.40% at December 31, 2010, compared to 1.71% at December 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2010 increased $1.6 million, or 5.87%, to $28.9 million. The increase was primarily due to our lower cost of funds during 2010. Total interest and dividend income decreased $728 thousand, or 1.85%, to $38.7 million, despite higher average balances on interest-earning assets during 2010, as the yield on interest-earning assets decreased to 4.32% from 4.92%. Interest and fees on loans decreased $1.2 million, or 3.67%, to $32.0 million in 2010, despite an increase in average balances of $13.7 million, due primarily to a decrease in the average yield on loans to 4.87% from 5.16%

Interest on taxable investments increased $5 thousand, or 0.09%, to $6.1 million in 2010 compared to $6.1 million in 2009. Dividends decreased $4 thousand, or 17.71%, to $17 thousand. Interest on other investments increased $491 thousand, or 455.08%, to $599 thousand due primarily to increase in tax-exempt municipal bonds of $35.5 million (fair value) during 2010. The yield on our investment portfolio declined from 3.94% for the year ended December 31, 2009 to 2.80% for the year ended December 31, 2010 due to lower yielding investments purchased as well as the lower rates on tax-exempt investments.

Total interest expense decreased $2.3 million, or 19.31%, to $9.7 million for the year ended December 31, 2010. The decrease is primarily due to the 28.75% decrease in the combined cost of funds on deposits and borrowings to 1.14% for the year ended December 31, 2010 from 1.60% for the year ended December 31, 2009. For the year ended December 31, 2010, interest on deposits decreased $2.1 million, or 24.28%, to $6.6 million, despite an increase in average deposits as the cost of deposits decreased to 0.94% from 1.36% compared to the same period in 2009. Interest on FHLBB advances and other borrowed money decreased $59 thousand, or 2.79%, for the twelve months ended December 31, 2010 to $2.0 million compared to the same period in 2009 as FHLBB advances outstanding decreased to $76.0 million at December 31, 2010 from $96.0 million at December 31, 2009.

For the year ended December 31, 2010, our combined cost of funds decreased to 1.14% as compared to 1.60% for 2009. The cost of deposits, including repurchase agreements, decreased 41 basis points for 2010 to 0.93 % compared to 1.34% in 2009, due primarily to the downward repricing of maturing time deposits and advances.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 3.18% in 2010 from 3.32% in 2009. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 3.23% during 2010, from 3.41% during 2009.

Allowance and Provision for Loan Losses

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2010 was $9.8 million compared to $9.5 million at December 31, 2009. At $9.8 million, the allowance for loan losses represents 1.44% of total loans, up from 1.51% at December 31, 2009. Total non-performing assets at December 31, 2010 were $10.0 million, representing 101.86% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $2.1 million to the allowance for loan and lease losses during 2010 compared to $5.8 million in 2009. The provisions during the twelve months ended December 31, 2010 have been offset by loan charge-offs of $1.6 million and recoveries of $49 thousand during the same period. The overall increase is not specific to any individual credit. The effects of national economic issues continue to be felt in our local communities and the national recession as well as portfolio performance and charge-offs influenced our decision to increase our allowance for loan losses during 2010. The provisions made in 2010 reflect loan loss experience in 2010 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2011 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2010, the overdraft allowance was $23 thousand compared to $25 thousand at year-end 2009. Provisions for overdraft losses were $82 thousand during the twelve month period ended December 31, 2010, compared to $106 thousand for the same period during 2009. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1.6 million during the twelve months ended December 31, 2010 compared to $2.1 million for the same period in 2009. Recoveries were $49 thousand during the twelve months ended December 31, 2010 compared to $212 thousand for the same period in 2009. This activity resulted in net charge-offs of $1.6 million for the twelve months ended December 31, 2010 compared to $1.9 million for the same period in 2009. One-to-four family residential mortgages, commercial real estate mortgages and commercial loans accounted for 61%, 20%, and 13%, respectively, of the amounts charged-off during the twelve months ended December 31, 2010.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $19.5 million at December 31, 2010 compared to $12.0 million at December 31, 2009. The increase comes from the change in risk ratings of some commercial relationships due to the weaker cash flows those borrowers are experiencing. In addition, we had $75 thousand of OREO at December 31, 2010 representing one property acquired during the twelve months ended December 31, 2010, compared to $100 thousand at December 31, 2009. During the twelve months ended December 31, 2010, we sold two properties, one of which was classified as OREO at December 31, 2009 while the other was acquired during 2010. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Eleven loans considered impaired loans at December 31, 2010 have specific reserves identified and assigned. The eleven loans are secured by real estate, business assets or a combination of both. At December 31, 2010, the allowance included $480 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2009 was $165 thousand.

Loans over 90 days past due were $2.1 million at December 31, 2010 compared to $2.8 million at December 31, 2009. Loans 30 to 89 days past due were $9.0 million at December 31, 2010 compared to $9.9 million at December 31, 2009. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions all contributed to the decision to increase the amount of the allowance. As previously noted, we anticipate more charge-offs as loan issues are resolved. As a percentage of assets, non-performing loans increased from 0.65% at December 31, 2009 to 1.00% at December 31, 2010, and as a percentage of total loans, increased from 0.98% at the end of 2009 to 1.46% at the end of 2010.

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

At December 31, 2010, we had twenty-one loans with net carrying values of $8.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2010, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans Of the twenty-one loans classified as troubled debt restructured, six were more than thirty days past due at December 31, 2010. The balances of these loans were $2.5 million and the loans have assigned specific allowances of $67,743. One $2.0 million loan was considered troubled debt restructured at both December 31, 2010 and 2009. The loan was not considered collateral dependent at December 31, 2010, but the appraised value of the commercial real estate suggests no loss of principal and supports the current valuation. At December 31, 2009, we had eight loans with net carrying values of $3.5 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

Noninterest Income and Expense

Total noninterest income decreased $2.6 million, or 20.02%, to $10.3 million for the twelve months ended December 31, 2010. The net gain on the sales and calls of securities and the net gain on the sales of loans (each discussed below) accounted for 94.30% of the decrease.

•

Customer service fees decreased $239 thousand, or 4.40%, due primarily to a reduction of 14.96% in fees assessed on our overdraft protection program during 2010 offset in part by increased volume and the related revenue from ATM and debit card usage.

•

Net gain on sales and calls of securities decreased $1.6 million, or 42.92%, due to a lower volume of sales of securities in the amount of $109.5 million in 2010 compared to $249.6 million during 2009 and the related lower gains recorded, respectively. As market conditions changed, we elected to hold investments during 2010 versus taking advantage of the market conditions for sales present in 2009.

•

Net gain on sales of loans decreased $895 thousand, or 33.68%, as we sold $96.3 million of 1-4 family conventional mortgage loans into the secondary market during 2010, down from $136.5 million of loans sold during 2009 resulting in lower resulting revenue. We retained a higher portion of originated mortgage loans within their portfolio during 2010, resulting in balance sheet increases of $25.8 million and $8.2 million of conventional real estate loans and commercial real estate loans, respectively.

•

Net loss on sale of OREO and fixed assets increased $59 thousand during 2010 as we recognized gains of $50 thousand on OREO and chattel property owned during 2010 compared to the recognition of losses in 2009 that included losses of $9 thousand on other real estate and chattel property owned.

•	Rental income decreased $3 thousand, or 0.39%, as revenue within this category remained relatively unchanged.

•

The realized gain in CHC increased $86 thousand, or 80.49%, to $192 thousand for the twelve months ended December 31, 2010, from $106 thousand for the same period in 2009, as a direct reflection of earnings reported by CHC. On September 30, 2010, we increased our investment in CHC from a one-third owner to one-half owner.

•	Brokerage service income decreased in the amount of $7 thousand to $2 thousand for the year ended December 31, 2010.

•

Other income decreased to zero for the twelve months ended December 31, 2010 compared to $26 thousand for the same period in 2009. The revenue recorded in 2009 represents the recovery of real estate tax payments from a long-term tenant.

Total noninterest expenses increased $1.0 million, or 4.17%, to $25.5 million for the twelve months ended December 31, 2010, from $24.5 million for the same period in 2009.

•

Salaries and employee benefits increased $1.0 million, or 8.19%, to $13.4 million for the twelve months ended December 31, 2010 from $12.4 million for the same period in 2009. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $901 thousand, or 6.54%, to $14.7 million for the twelve months ended December 31, 2010, from $13.8 million for the same period in 2009. Gross salaries increased $725 thousand, or 6.82%, to $11.4 million for the twelve months ended December 31, 2010, compared to the same period in 2009. Average full time equivalents decreased to 231 for the twelve months ended December 31, 2010, compared to 234 for the same period in 2009. Benefits costs increased $153 thousand. This increase includes an increase of $191 thousand related to retirement costs offset in part by decreases in health insurance costs and pension costs. The deferral of expenses associated with the origination of loans decreased $111 thousand, or 7.84%, to $1.3 million for the twelve months ended December 31, 2010, from $1.4 million for the same period in 2009. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan.

•

Occupancy and equipment expenses decreased $73 thousand, or 1.90%, to $3.7 million for the twelve months ended December 31, 2010 from $3.8 million for the same period in 2009, due primarily to savings on depreciation as a number of fixed assets became fully depreciated and a reduction in maintenance expenses including lower costs for seasonal expenses such as snow removal and heating fuel during 2010.

•

Advertising and promotion increased $56 thousand, or 14.78%, to $432 thousand for the twelve months ended December 31, 2010 from $376 thousand for the same period in 2009, due primarily to increases in the utilization of print, television, and web media and associated costs as well as the direct mail costs associated with the implementation of changes pursuant to Regulation E.

•	Depositors’ insurance decreased $157 thousand to $1.0 million at December 31, 2010, compared to $1.2 million at December 31, 2009.

•

Professional fees decreased $59 thousand, or 5.78% to $953 thousand for the twelve months ended December 31, 2010 from $1.0 million for the same period in 2009, due to decreased legal fees of $114 thousand offset in part by increases in exam, audit and consulting fees during 2010.

•

Data processing and outside services fees increased $17 thousand, or 1.82%, to $934 thousand for the twelve months ended December 31, 2010 from $917 thousand for the same period in 2009 due to increases in core processing, statement rendering and service expenses offset in part by decreases in contingency and correspondent expenses as well as expenses associated with the overdraft protection program.

•

ATM processing fees decreased $94 thousand or 15.37%, to $520 thousand for the twelve months ended December 31, 2010 from $615 thousand for the same period in 2009, due to the increase in part to the negotiation of reduced processing costs.

•

Net (benefit) amortization of MSRs and mortgage servicing income increased $235 thousand to a benefit of $113 thousand for the twelve months ended December 31, 2010 from an expense of $122 thousand for the same period in 2009, due to an increase of $75 thousand in mortgage service income as the servicing portfolio grew from $352.1 million at December 31, 2009 to $370.3 million at December 31, 2010 and a decrease of $159 thousand in amortization expense during 2010.

•

Other expenses increased $534 thousand, or 14.40%, to $4.2 million for the twelve months ended December 31, 2010 from $3.7 million for the same period in 2009. In particular, periodic impairment benefits associated with MSRs decreased $491 thousand to $97 thousand for the twelve months ended December 31, 2010 compared to periodic impairment benefits of $588 thousand for the same period in 2009, and contributions increased $237 thousand to $433 thousand for the twelve months ended December 31, 2010. The contributions for 2010 include tax credit-qualified contributions of $231 thousand and $41 thousand in the states of New Hampshire and Vermont, respectively.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by us, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures II, in whole or in part, on or after March 30, 2010 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by us, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”). Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160,402 are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures III, in whole or in part, on or after March 30, 2010 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10.0 million maturing June 17, 2013. Under the swap agreement, we receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and is obligated to make quarterly interest payments at a fixed-rate of 6.65%.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which we are a party is contained in Note 21 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements

Our Consolidated Financial Statements and accompanying notes may be found beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. In addition, based on our assessment, management has determined that there were no material weaknesses in our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal control over financial reporting and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections entitled “Information about Nominees and Continuing Directors,” “Information About Our Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee” and “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	304,042	$12.66	209,000
Equity compensation plans not approved by security holders	—	—	—

Total	304,042	$12.66	209,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance – Board of Directors Independence” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal 2 – Information About Our Relationship with Our Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of the Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen W. Ensign	Chairman of the Board	March 23, 2012
	Stephen W. Ensign	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laura Jacobi Laura Jacobi	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary (Principal Financial Officer)	March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 23, 2012 and in the capacities and on the dates indicated.

Name	Title

/s/ Stephen W. Ensign	Chairman of the Board and Chief Executive Officer
Stephen W. Ensign	(Principal Executive Officer)

/s/ Stephen R. Theroux	Vice Chairman of the Board, President and Chief Operating Officer
Stephen R. Theroux	(Principal Operating Officer)

/s/ Leonard R. Cashman	Director
Leonard R. Cashman

/s/ William C. Horn	Director
William C. Horn

/s/ Peter R. Lovely	Director
Peter R. Lovely

/s/ Jack H. Nelson	Director
Jack H. Nelson

/s/ Michael T. Putziger	Director
Michael T. Putziger

/s/ Joseph B. Willey	Director
Joseph B. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 23, 2012

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)
As of December 31,	2011	2010
ASSETS
Cash and due from banks	$21,841	$21,513
Federal Reserve Bank interest bearing deposit	2,899	11,700

Total cash and cash equivalents	24,740	33,213
Securities available-for-sale	210,318	195,985
Federal Home Loan Bank stock	7,615	7,615
Loans held-for-sale	3,434	5,887
Loans receivable, net of the allowance for loan losses of $9.1 million as of December 31, 2011 and $9.9 million as of December 31, 2010	714,952	675,514
Accrued interest receivable	2,669	2,986
Premises and equipment, net	16,450	16,672
Investments in real estate	3,451	3,550
Other real estate owned	1,344	75
Goodwill	28,597	27,293
Intangible assets	1,755	1,550
Investment in partially owned Charter Holding Corp., at equity	4,895	4,899
Bank owned life insurance	13,347	10,358
Other assets	8,252	9,457

Total assets	$1,041,819	$995,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$64,356	$53,265
Interest-bearing	738,667	724,954

Total deposits	803,023	778,219
Federal Home Loan Bank advances	80,967	75,959
Notes payable	543	—
Securities sold under agreements to repurchase	15,514	16,165
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	12,492	11,700

Total liabilities	933,159	902,663

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized:
Series B, non-cumulative perpetual, 20,000 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010, liquidation value $1,000 per share	—	—
Series A, fixed rate cumulative perpetual, no shares issued and outstanding at December 31, 2011 and 10,000 shares issued and outstanding at December 31, 2010, liquidation value $1,000 per share	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 6,292,639 shares issued and 5,832,360 shares outstanding as of December 31, 2011and 6,234,051 shares issued and 5,773,772 shares outstanding as of December 31, 2010	63	62
Warrants	85	85
Paid-in capital	66,658	55,921
Retained earnings	49,892	46,001
Accumulated other comprehensive loss	(887)	(2,527)
Treasury stock, at cost, 460,279 shares as of December 31, 2011 and 2010	(7,151)	(7,151)

Total stockholders’ equity	108,660	92,391

Total liabilities and stockholders’ equity	$1,041,819	$995,054

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)
For the years ended December 31,	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$31,640	$31,955	$33,176
Interest on debt investments Taxable	4,601	6,085	6,079
Dividends	35	17	21
Other	912	599	108

Total interest and dividend income	37,188	38,656	39,384

INTEREST EXPENSE
Interest on deposits	5,771	6,634	8,762
Interest on advances and other borrowed money	1,863	2,040	2,098
Interest on debentures	1,008	1,011	1,158
Interest on securities sold under agreements to repurchase	47	59	58

Total interest expense	8,689	9,744	12,076

Net interest and dividend income	28,499	28,912	27,308
PROVISION FOR LOAN LOSSES	1,351	2,182	5,952

Net interest and dividend income after provision for loan losses	27,148	26,730	21,356

NONINTEREST INCOME
Customer service fees	5,071	5,198	5,437
Net gain on sales and calls of securities	2,588	2,083	3,649
Net gain on sales of loans	931	1,692	2,552
Net gain (loss) on sales of other real estate owned, other assets and fixed assets	27	50	(9)
Rental income	714	701	703
Realized gain in Charter Holding Corp.	573	192	106
Brokerage service income	3	2	10
Bank owned life insurance income	432	356	372
Insurance commissions	119	—	—
Other income	—	—	26

Total noninterest income	10,458	10,274	12,846

NONINTEREST EXPENSES
Salaries and employee benefits	14,306	13,370	12,358
Occupancy and equipment expenses	3,806	3,743	3,816
Depositors’ insurance	793	1,020	1,178
Professional services	1,122	953	1,012
Data processing and outside services fees	1,048	1,019	992
ATM processing fees	481	520	615
Telephone expense	799	676	722
Net (benefit) amortization of mortgage servicing rights and mortgage servicing income	(117)	(113)	122
Supplies	344	408	387
Advertising and promotion	510	432	376
Other expenses	4,034	3,485	2,913

Total noninterest expenses	27,126	25,513	24,491

INCOME BEFORE PROVISION FOR INCOME TAXES	10,480	11,491	9,711
PROVISION FOR INCOME TAXES	2,811	3,544	3,113

NET INCOME	$7,669	$7,947	$6,598

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,956	$7,431	$6,103

Earnings per common share	$1.20	$1.29	$1.06

Earnings per common share, assuming dilution	$1.20	$1.29	$1.06

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)
For the years ended December 31,	2011	2010	2009
PREFERRED STOCK
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	—	—	—
Redemption of preferred stock	—	—	—

Balance, end of year	$—	$—	$—

COMMON STOCK
Balance, beginning of year	62	$62	$62
Issuance of common shares	1	—	—
Exercise of stock options (no shares in 2011, 2,000 shares in 2010 and 24,000 shares in 2009)	—	—	—

Balance, end of year	$63	$62	$62

WARRANTS
Balance, beginning of year	85	$85	$—
Issuance of warrants	—	—	85

Balance, end of year	$85	$85	$85

PAID-IN CAPITAL
Balance, beginning of year	$55,921	$55,885	$45,756
Increase on issuance of common stock from the exercise of stock options	—	18	181
Tax benefit for stock options	—	2	17
Acquisition of McCrillis & Eldredge Insurance	684	—	—
Issuance of preferred stock	20,000	—	9,915
Redemption of preferred stock	(10,000)	—	—
Preferred stock net accretion	53	16	16

Balance, end of year	$66,658	$55,921	$55,885

RETAINED EARNINGS
Balance, beginning of year	$46,001	$41,571	$38,399
Net income	7,669	7,947	6,598
Preferred stock net accretion	(53)	(16)	(16)
Cash dividends declared, preferred stock	(723)	(500)	(415)
Cash dividends paid, common stock	(3,002)	(3,001)	(2,995)

Balance, end of year	$49,892	$46,001	$41,571

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,527)	$(2,676)	$(2,390)
Unrealized holding gain (loss) on securities available-for-sale, net of tax effect	1,906	314	(728)
Other comprehensive (loss) income—pension plan, net of tax effect	(381)	(132)	291
Other comprehensive income (loss)—derivative, net of tax effect	146	(95)	147
Other comprehensive (loss) income—equity investment	(31)	62	4

Balance, end of year	$(887)	$(2,527)	$(2,676)

TREASURY STOCK
Balance, beginning of year	$(7,151)	$(7,151)	$(7,151)
Shares repurchased	—	—	—

Balance, end of year	$(7,151)	$(7,151)	$(7,151)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	00000000	00000000	00000000
(Dollars in thousands)
For the years ended December 31,	2011	2010	2009
Net income	$7,669	$7,947	$6,598
Other comprehensive income (loss), net of tax effect	1,640	149	(286)

Comprehensive income	$9,309	$8,096	$6,312

Reclassification disclosure for the years ended December 31:

	00000000	00000000	00000000
	2011	2010	2009
Net unrealized holding gains on available-for-sale securities	$5,743	$2,603	$2,443
Reclassification adjustment for realized gains in net income	(2,588)	(2,083)	(3,649)

Other comprehensive income (loss) before income tax effect	3,155	520	(1,206)
Income tax (expense) benefit	(1,249)	(206)	478

	1,906	314	(728)

Other comprehensive (loss) income—pension plan	(632)	(218)	483
Income tax benefit (expense)	251	86	(192)

	(381)	(132)	291

Change in fair value of derivatives used for cash flow hedges	243	(158)	243
Income tax (expense) benefit	(97)	63	(96)

	146	(95)	147

Other comprehensive (loss) income—equity investment	(31)	62	11
Income tax benefit (expense)	—	—	(7)

	(31)	62	4

Other comprehensive income (loss), net of tax effect	$1,640	$149	$(286)

Accumulated other comprehensive loss consists of the following as of December 31:

	00000000	00000000	00000000
(Dollars in thousands)	2011	2010	2009
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes	$1,714	$(192)	$(506)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,342)	(1,961)	(1,829)
Unrecognized net loss, derivative, net of tax	(283)	(429)	(334)
Unrecognized net income (loss), equity investment, net of tax	24	55	(7)

Accumulated other comprehensive loss	$(887)	$(2,527)	$(2,676)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
For the years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$7,669	$7,947	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,410	1,418	1,498
Net decrease (increase) in mortgage servicing rights	173	(279)	(983)
Amortization of securities, net	1,180	1,070	391
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
Amortization of fair value adjustments, net (loans, deposits and borrowings)	109	98	123
Amortization of intangible assets	424	474	537
Net decrease (increase) in loans held-for-sale	2,453	(3,809)	(140)
Net (gain) loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(27)	(50)	9
Net gain on sales and calls of securities	(2,588)	(2,083)	(3,649)
Equity in gain of partially owned Charter Holding Corp.	(573)	(192)	(106)
Provision for loan losses	1,351	2,182	5,952
Deferred tax expense (benefit)	791	(105)	(1,201)
Change in cash surrender value of life insurance	(462)	(382)	(398)
Decrease (increase) in accrued interest receivable and other assets	590	2,495	(2,994)
Change in deferred loan origination costs, net	(381)	74	404
(Decrease) increase in accrued expenses and other liabilities	(1,509)	1,532	88

Net cash provided by operating activities	10,621	10,401	6,140

Cash flows from investing activities:
Capital expenditures—investment in real estate	—	(140)	(12)
Capital expenditures—software	(192)	(76)	(32)
Capital expenditures—premises and equipment	(925)	(868)	(681)
Proceeds from sales of securities available-for-sale	102,632	109,539	249,601
Purchases of securities available-for-sale	(156,667)	(131,964)	(403,383)
Proceeds from maturities of securities available-for-sale	44,290	46,266	40,397
Purchases of Federal Home Loan Bank stock	—	(1,439)	(1,230)
Capital distribution—Charter Holding Corp., at equity	545	203	170
Additional investment in Charter Holding Corp.	—	(1,765)	—
Loan originations and principal collections, net	(35,885)	(48,789)	10,569
Purchases of loans	(6,372)	(8,980)	(1,177)
Recoveries of loans previously charged off	365	215	418
Proceeds from sales of other real estate and other assets	135	306	278
Investment in bank owned life insurance	(2,500)	—	—
Cash paid to acquire McCrillis & Eldredge, net	(175)	—	—
Premium paid on life insurance policies	(12)	(11)	(11)

Net cash used in investing activities	(54,761)	(37,503)	(105,093)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Dollars in thousands)
For the years ended December 31,	2011	2010	2009
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	40,482	32,962	32,835
Net (decrease) increase in time deposits	(15,678)	10,829	48,240
(Decrease) increase in short-term advances from Federal Home Loan Bank	15,000	(40,000)	35,000
Principal advances from Federal Home Loan Bank	5,000	75,000	5,000
Repayment of advances from Federal Home Loan Bank	(15,000)	(55,000)	(10,382)
Repayment of other borrowed funds	—	(2,078)	(80)
Net (decrease) increase in repurchase agreements	(651)	4,046	(2,954)
Proceeds from issuance of preferred stock	20,000	—	10,000
Redemption of preferred stock	(10,000)	—	—
Dividends paid on preferred stock	(484)	(500)	(415)
Dividends paid on common stock	(3,002)	(3,001)	(2,995)
Proceeds from exercise of stock options	—	18	181

Net cash provided by financing activities	35,667	22,276	114,430

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,473)	(4,826)	15,477
CASH AND CASH EQUIVALENTS, beginning of year	33,213	38,039	22,562

CASH AND CASH EQUIVALENTS, end of year	$24,740	$33,213	$38,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,763	$9,769	$12,232

Income taxes paid	$1,850	$4,630	$4,037

Loans transferred to other real estate owned	$1,891	$310	$350

Loans originated from sales of other real estate owned	$508	$119	$226

Change in due from broker	$—	$—	$(20,868)

Allowance for loan losses transferred to other liabilities	$—	$175	$—

McCrillis & Eldredge Insurance, Inc.:

Cash and cash equivalents acquired	$97
Available-for-sale securities	25
Premises and equipment acquired	34
Bank-owned life insurance policies	15
Other assets acquired	37
Customer list intangible	629

Total assets	837

Other liabilities assumed	372

Total liabilities	372

Net assets acquired	465

Merger costs	1,769

Goodwill	$1,304

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of significant accounting policies:

Nature of operations—New Hampshire Thrift Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s has two wholly owned subsidiaries, Lake Sunapee Bank, fsb (the “Bank”), a federal stock savings bank, and McCrillis & Eldredge Insurance, Inc. (“MEI”), a full-line independent insurance agency acquired in 2011. The Bank operates twenty eight branches primarily in Grafton, Hillsborough, Sullivan, Chester and Merrimack counties in west central New Hampshire and Rutland and Windsor Counties in Vermont. MEI offers a complete range of commercial insurance services and consumer products. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Principles of consolidation—The consolidated financial statements include the accounts of the Company, the Bank, MEI, Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings and investment properties, and Lake Sunapee Financial Services Corp. (“LSFSC”), which sells brokerage securities and insurance products to customers. LSGI and LSFSC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with ASC 810-10, “Consolidation—Overall,” the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2011 and 2010 includes $10 million and $9.7 million respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

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

NOTE 1. Summary of significant accounting policies: (continued)

Securities held for trading—Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Federal Home Loan Bank stock—As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to invest in $100 par value stock of FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10 thousand and a maximum investment of $25.0 million. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its analysis of the FHLB of Boston as of December 31, 2011, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

Investment in Charter Holding Corp.—As of December 31, 1999, the Company had an investment of $80 thousand in the common stock of Charter Holding Corp. (“CHC”). This investment was included in other investments on the consolidated balance sheet and was accounted for under the cost method of accounting for investments. On October 2, 2000, the Bank and two other New Hampshire banks acquired CHC and Phoenix New England Trust Company (“PNET”) from the Phoenix Home Life Mutual Insurance Company of Hartford, Connecticut. Contemporaneous with the acquisition, CHC and PNET merged under the continuing name of CHC with assets of approximately $1.4 billion under management. As a result of the acquisitions and merger, the Bank and each of the other two banks owned one-third of CHC at an additional cost of $3.0 million each. Goodwill resulting from the acquisition was “pushed down” to the financial statements of CHC. On September 30, 2010, the Company and one of the other banks purchased the third bank’s ownership interest. As a result, the Company and one other bank each hold 50% ownership of CHC at December 31, 2011 and 2010. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from seven offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

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

General component—The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

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

Construction loans: The Bank offers construction loan financing on one-to-four family owner occupied dwellings in the Bank’s local real estate market. Generally, the Bank makes construction loans up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. The Bank also offers a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the same terms and conditions of the Bank’s conventional residential program.

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

Allocated component—The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Unallocated component—An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Deferred loan origination fees—Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Company amortizes these amounts over the contractual life of the related loans.

Loan servicing—The Company recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

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

Concentration of credit risk—Most of the Company’s business activity is with customers located within the states of New Hampshire and Vermont. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the states of New Hampshire and Vermont.

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

Other real estate owned and property acquired in settlement of loans—The Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at the lower of fair value minus estimated costs to sell or the outstanding balance of the loan. All properties are periodically reviewed and declines in the value of the property are charged against income.

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

Income taxes—The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

NOTE 1. Summary of significant accounting policies: (continued)

Fair value of financial instruments—The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents—The carrying amounts of cash and cash equivalents approximate their fair value.

Available-for-sale securities—Fair values for available-for-sale securities are based on quoted market prices.

Other investments —The carrying amounts of other investments approximate their fair values.

Loans held-for-sale—Fair values of loans held-for-sale are based on estimated market values.

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

Investment in unconsolidated subsidiaries—Fair value of investment in unconsolidated subsidiaries is estimated using discounted cash flow analyses, using interest rates currently being offered for similar investments.

Accrued interest receivable—The carrying amounts of accrued interest receivable approximate their fair values.

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

Federal Home Loan Bank advances—Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

Notes payable—The carrying amounts of notes payable approximate their fair values.

Securities sold under agreements to repurchase—The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

Subordinated debentures—Fair values of subordinated debentures are estimated using discounted cash flow analyses, using interest rates currently being offered for debentures with similar terms.

Derivative financial instruments—Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-balance sheet instruments—Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Interest rate swap agreement—For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

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

Stock based compensation—At December 31, 2011, the Company has two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation—Stock Compensation—Overall.”

Recent accounting pronouncements –In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In July 2010, FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (See Note 4).

In December 2010, FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.

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

NOTE 1. Summary of significant accounting policies: (continued)

In April 2011, FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. (see Note 4)

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 1. Summary of significant accounting policies: (continued)

In September 2011, FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits—Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating rate payments on Trust II to fixed rate payments. The terms of the interest rate swap agreement are as follows:

Notional amount:	$10.0 million
Trade date:	May 1, 2008
Effective date:	June 17, 2008
Termination date:	June 17, 2013
Fixed rate payer:	New Hampshire Thrift Bancshares, Inc.
Payment dates:	Quarterly
Fixed rate:	6.65%
Floating rate payer:	PNC Bank
Payment dates:	Quarterly
Index:	Three month LIBOR

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
December 31, 2011:
Bonds and notes -
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale	$207,480	$3,034	$196	$210,318

NOTE 3. Securities: (continued)

Available-for-sale:
December 31, 2010:
Bonds and notes -
U. S. government, including agencies	$6,000	$—	$183	$5,817
Mortgage-backed securities	117,428	660	299	117,789
Municipal bonds	32,864	39	1,336	31,567
Other bonds and debentures	36,069	854	38	36,885
Preferred stock with maturities	3,446	0	43	3,403
Equity securities	495	30	1	524

Total available-for-sale	$196,302	$1,583	$1,900	$195,985

For the year ended December 31, 2011, proceeds from sales of securities available-for-sale amounted to $102.6 million. Gross gains of $2.6 million and no gross losses were realized during 2011 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.0 million. For the year ended December 31, 2010, proceeds from sales of securities available-for-sale amounted to $109.5 million. Gross gains of $2.0 million and gross losses of $3 thousand were realized during 2010 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $806 thousand. For the year ended December 31, 2009, proceeds from sales of securities available-for-sale amounted to $249.6 million. Gross gains of $3.7 million and gross losses of $28 thousand were realized during 2009 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.4 million.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2011:

(Dollars in thousands)	Fair Value
Municipal bonds	$1,051
Other bonds and debentures	4,049

Total due in less than one year	$5,100

Municipal bonds	$3,829
Other bonds and debentures	16,768

Total due after one year through five years	$20,597

Municipal bonds	$14,054

Total due after five years through ten years	$14,054

Municipal bonds	$10,507
Other bonds and debentures	3,630

Total due after ten years	$14,137

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of equity as of December 31, 2011.

Securities, carried at $155.9 million and $123.5 million were pledged to secure public deposits, the treasury, tax and loan account, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of December 31, 2011 and 2010, respectively.

NOTE 3. Securities: (continued)

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months				12 Months or Longer
Total (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
Bonds and notes -
Mortgage-backed securities	$38,094	$57	$—	$—	$38,094	$57
Municipal bonds	—	—	1,396	18	1,396	18
Other bonds and debentures	7,056	89	—	—	7,056	89
Equity securities	26	1	462	31	488	32

Total temporarily impaired securities	$45,176	$147	$1,858	$49	$47,034	$196

December 31, 2010:
Bonds and notes -
U.S. government, including agencies	$5,817	$183	$—	$—	$5,817	$183
Mortgage-backed securities	34,743	299	—	—	34,743	299
Municipal bonds	25,420	1,336	—	—	25,420	1,336
Other bonds and debentures	—	—	187	38	187	38
Preferred stock with maturities	—	—	3,403	43	3,403	43
Equity securities	—	—	147	1	147	1

Total temporarily impaired securities	$65,980	$1,818	$3,737	$82	$69,717	$1,900

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2011 consist primarily of mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, municipal bonds and other bonds and debentures. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As company management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

(Dollars in thousands)	2011	2010
Real estate loans
Conventional	$397,010	$347,606
Home equity	71,990	74,884
Construction	12,731	19,210
Commercial	148,424	143,768

	630,155	585,468
Consumer loans	7,343	8,079
Commercial and municipal loans	83,835	89,361
Unamortized adjustment to fair value	1,101	1,202

Total loans	722,434	684,110
Allowance for loan losses	(9,131)	(9,864)
Deferred loan origination costs, net	1,649	1,268

Loans receivable, net	$714,952	$675,514

NOTE 4. Loans receivable: (continued)

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2011. Total loans to such persons and their companies amounted to $296 thousand as of December 31, 2011. During 2011, principal advances of $133 thousand were made and principal payments totaled $216 thousand.

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of December 31:

	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Unallocated	Total
December 31, 2011:
Allowance for loan and lease losses:
Beginning balance	$3,982	$2,920	$567	$2,168	$92	$135	$9,864
Charge-offs	(1,187)	(548)	(303)	(147)	(264)	0	(2,449)
Recoveries	132	0	0	61	172	0	365
Provision (benefit)	1,918	774	(42)	(1,361)	58	4	1,351

Ending Balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Ending balance:
Individually evaluated for impairment	$77	$231	$—	$—	$—	$—	$308
Ending balance:
Collectively evaluated for impairment	4,768	2,915	222	721	58	139	8,823

Total allowance for loan and lease loss ending balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Loans:
Ending balance:
Individually evaluated for impairment	$5,489	$8,910	$1,006	$1,211	$—	$—	$16,616
Ending balance:
Collectively evaluated for impairment	464,524	139,433	11,725	82,771	7,365	0	705,818

Total loans ending balance	$470,013	$148,343	$12,731	$83,982	$7,365	$0	$722,434

December 31, 2010:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$11	$276	$—	$193	$—	$—	$480
Ending balance:
Collectively evaluated for impairment	3,971	2,644	567	1,975	92	135	9,384

Total allowance for loan losses ending balance	$3,982	$2,920	$567	$2,168	$92	$135	$9,864

Loans:
Ending balance:
Individually evaluated for impairment	$1,192	$7,860	$140	$768	$—	$—	$9,960
Ending balance:
Collectively evaluated for impairment	422,368	135,830	19,070	88,777	8,105	—	674,150

Total loans ending balance	$423,560	$143,690	$19,210	$89,545	$8,105	$—	$684,110

NOTE 4. Loans receivable: (continued)

The following is a summary of activity of the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2010	2009
BALANCE, beginning of year	$9,519	$5,594
Charged-off loans	(1,877)	(2,445)
Recoveries of loans previously charged-off	215	418
Transfer to allowance for unfunded commitments	(175)	—
Provision for loan losses charged to income	2,182	5,952

BALANCE, end of year	$9,864	$9,519

The following table sets forth information regarding nonaccrual loans and past-due loans as of December 31:

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
December 31, 2011:
Real estate:
Conventional	$1,925	$615	$1,306	$3,846	$5,578
Commercial	966	584	1,513	3,063	8,485
Home equity	498	—	—	498	—
Land and construction	444	—	176	620	1,006
Commercial	178	352	280	810	1,540
Consumer	22	—	8	30	8

Total	$4,033	$1,551	$3,283	$8,867	$16,617

December 31, 2010:
Real estate:
Conventional	$4,150	$1,768	$462	$6,380	$1,645
Commercial	1,579	383	1,087	3,049	7,449
Home equity	396	40	120	556	120
Land and construction	21	—	140	161	140
Commercial	269	283	280	832	1,048
Consumer	66	—	18	84	18

Total	$6,481	$2,474	$2,107	$11,062	$10,420

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011:
With no related allowance recorded:
Real estate:
Conventional	$3,926	$3,926	$—	$2,124	$83
Commercial	7,584	7,584	—	6,407	437
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired with no related allowance	$13,727	$13,727	$—	$9,528	$576

With an allowance recorded:
Real estate:
Conventional	$1,563	$1,563	$77	$542	$32
Commercial	1,326	1,326	231	782	86

Total impaired with an allowance recorded	$2,889	$2,889	$308	$1,324	$118

Total:
Real Estate:
Conventional	$5,489	$5,489	$77	$2,666	$115
Commercial	8,910	8,910	231	7,189	523
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired loans	$16,616	$16,616	$308	$10,852	$694

NOTE 4. Loans receivable: (continued)

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
December 31, 2010:
With no related allowance recorded:
Real estate:
Conventional	$651	$651	$—
Commercial	6,313	6,313	—

Total impaired with no related allowance	$6,964	$6,964	$—

With an allowance recorded:
Real estate:
Conventional	$541	$541	$11
Commercial	1,547	1,547	199
Land and construction	140	140	77
Commercial and industrial	768	768	193

Total impaired with an allowance recorded	$2,996	2,996	$480

Total:
Real Estate:
Residential	$1,192	$1,192	$11
Commercial	7,860	7,860	199
Land and construction	140	140	77
Commercial and industrial	768	768	193

Total impaired loans	$9,960	$9,960	$480

The average recorded investment and the related amount of interest income recognized during the time the loans were impaired as defined in ASC 310-10-35 is as follows for the years ended December 31, 2010 and 2009:

	2010	2009
(Dollars in thousands)	Recorded Investment In Impaired Loans	Recorded Investment In Impaired Loans
Average recorded investment in impaired loans during theyear ended December 31	$7,863	$4,991

Related amount of interest income recognized during the time,in the year ended December 31 that the loans were impaired
Total recognized	$453	$114

Amount recognized using a cash-basis method of accounting	$453	$52

NOTE 4. Loans receivable: (continued)

The following table presents modified loans by class that were determined to be TDR’s that occurred during the twelve months ended December 31, 2011:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate:
Residential	20	$3,322	$3,322
Commercial	16	4,487	4,487
Land and Construction	1	202	202
Commercial	8	733	697

	45	$8,744	$8,708

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loan disclosures in this footnote. As of December 31, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the year ended December 31, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

The following table presents information on how loans were modified as TDRs during the twelve months ended December 31, 2011:

(Dollars in thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Real estate:
Residential	$—	$51	$—	$3,271	$3,322
Commercial	303	—	—	4,184	4,487
Land and Construction	—	—	—	202	202
Commercial	—	—	44	653	697

Total TDRs	$303	$51	$44	$8,310	$8,708

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table presents loans by class modified as TDR’s that occurred during the twelve months ended December 31, 2011 for which there was a payment default during the same period:

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Real estate:
Residential	3	$281
Commercial	2	153
Commercial and Industrial	4	381

	9	$815

The nine TDRs that have subsequently defaulted are all on nonaccrual as of December 31, 2011. All TDRs are individually evaluated for impairment. Of the nine defaulted TDRs, one has an impairment measurement of $14 thousand which is included in specific allowances.

NOTE 4. Loans receivable: (continued)

The following table presents the Company’s loans by risk rating as of December 31:

Credit quality indicators

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
December 31, 2011:
Grade:
Pass	$—	$125,405	$10,506	$81,835	$—	$217,746
Special Mention	109	5,266	1,166	1,163	—	7,704
Substandard	5,489	17,753	1,059	837	—	25,138
Not formally rated	463,402	—	—	—	7,343	470,745

Total	$469,000	$148,424	$12,731	$83,835	$7,343	$721,333

December 31, 2010:
Grade:
Pass	$—	$116,964	$19,070	$87,445	$—	$223,479
Special Mention	—	10,032	—	1,115	—	11,147
Substandard	1,642	16,694	140	985	18	19,479
Not formally rated	421,918	—	—	—	8,087	430,005

Total	$423,560	$143,690	$19,210	$89,545	$8,105	$684,110

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on borrower’s payment activity.

NOTE 4. Loans receivable: (continued)

Loan Servicing Rights

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

(Dollars in thousands)	2011	2010
Sold loans	$365,811	$370,332

Participation loans	$32,734	$32,308

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2011 and 2010 was $1.8 million and $2.0 million, respectively.

Servicing rights of $651 thousand, $977 thousand, and $1.3 million were capitalized in 2011, 2010 and 2009, respectively. Amortization of capitalized servicing rights was $811 thousand in 2011, $794 thousand in 2010 and $954 thousand in 2009.

The fair value of capitalized servicing rights was $2.4 million and $2.3 million as of December 31, 2011 and 2010, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

(Dollars in thousands)	2011	2010
Balance, beginning of year	$45	$142
Increase (decrease)	13	(97)

Balance, end of year	$58	$45

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

(Dollars in thousands)	2011	2010
Land and land improvements	$2,438	$2,438
Buildings and premises	18,996	18,819
Furniture, fixtures and equipment	9,933	9,213

	31,367	30,470
Less - Accumulated depreciation	14,917	13,798

	$16,450	$16,672

Depreciation expense amounted to $1.2 million, $1.2 million and $1.3 million for the years ending December 31, 2011, 2010 and 2009, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

(Dollars in thousands)	2011	2010
Land and land improvements	$412	$412
Building	3,656	3,656

	4,068	4,068
Less - Accumulated depreciation	617	518

	$3,451	$3,550

NOTE 6. Investment in real estate: (continued)

Rental income from investment in real estate amounted to $241 thousand, $249 thousand and $268 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation expense amounted to $99 thousand, $96 thousand and $94 thousand for the years ending December 31, 2011, 2010 and 2009, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

(Dollars in thousands)	2011	2010
Demand deposits	$64,356	$53,265
Savings	152,590	135,055
NOW	209,150	201,469
Money market	40,503	36,328
Time deposits	336,424	352,102

	$803,023	$778,219

The following is a summary of maturities of time deposits as of December 31, 2011 (dollars in thousands):

2012	$236,691
2013	26,870
2014	17,145
2015	31,282
2016	24,436

$336,424

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Time deposits	$5,044	$5,869	$7,682
NOW	261	227	162
Money market	164	173	258
Savings	302	365	660

	$5,771	$6,634	$8,762

Deposits from related parties held by the Bank as of December 31, 2011 and 2010 amounted to $3.4 million and $2.4 million, respectively.

As of December 31, 2011 and 2010, time deposits include $153.8 million and $162.1 million, respectively, of certificates of deposit with a minimum balance of $100 thousand. Generally, deposits in excess of $250 thousand are not federally insured.

The aggregate amount of brokered time deposits as of December 31, 2011 and 2010 was $5 million and $0, respectively. Brokered time deposits are not included in time deposits accounts in denominations of $100 thousand or more above.

NOTE 8. Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2011 are summarized as follows (dollars in thousands):

2012	$15,000
2013	30,000
2014	5,000
2015	16,000
2016	5,000
Thereafter	10,000
Fair value adjustment	(33)

$80,967

As of December 31, 2011, the following advance from the FHLB was redeemable at par at the option of the FHLB (dollars in thousands):

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
April 30, 2018	January 30, 2012 and quarterly thereafter	$10,000

As of December 31, 2011, the Company had a $1.0 million putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 1, 2012 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2011, the three month LIBOR was at 0.58%.

At December 31, 2011, the interest rates on FHLB advances ranged from 0.18% to 4.13%. The weighted average interest rate at December 31, 2011 was 2.09%.

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

NOTE 9. Notes Payable:

Notes payable at December 31, 2011 consist of notes payable issued to principals of McCrillis & Eldredge as part of the November 10, 2011 acquisition, as follows:

ORIGINAL DATE	MATURITY DATE	INTEREST RATE	AMOUNT
November 10, 2011	December 31, 2012	0.55%	$543 thousand

NOTE 10. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2011 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government agencies. The securities were held in the Bank’s safekeeping account at Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 11. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Current tax expense	$2,020	$3,717	$4,538
Benefit from net operating loss carryovers	—	(68)	(224)
Deferred tax expense (benefit)	791	(105)	(1,201)

Total income tax expense	$2,811	$3,544	$3,113

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2011	2010	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(7.5)	(4.8)	(3.2)
Dividends received deduction	(1.4)	(.5)	(.6)
Federal tax credits	(.3)	(.3)	(.4)
Other, net	2.0	2.4	2.3

Effective tax rates	26.8%	30.8%	32.1%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Interest on non-performing loans	$69	$42
Allowance for loan losses	3,474	3,764
Deferred compensation	702	653
Deferred retirement expense	789	629
Accrued directors fees	32	39
Accrued group health contingency	46	28
Write-down of securities	343	345
Net unrealized loss on available-for-sale securities	—	125
Net unrealized loss on derivative	185	282
Unrecognized employee benefits under ASC 715-10	1,537	1,286
Other	51	45

Gross deferred tax assets	7,228	7,238

Deferred tax liabilities:
Deferred loan costs, net of fees	(653)	(499)
Prepaid pension	(1,643)	(1,417)
Accelerated depreciation	(651)	(539)
Purchased goodwill	(2,961)	(2,665)
Mortgage servicing rights	(717)	(786)
Net unrealized gain on available-for-sale securities	(1,124)	—
Core deposit intangibles and other market value adjustments	(1,144)	(1,111)

Gross deferred tax liabilities	(8,893)	(7,017)

Net deferred tax (liability) asset	$(1,665)	$221

During 2010, the Company acquired an insurance agency. Upon acquisition, deferred taxes were decreased by $235 thousand due to existing deferred taxes and purchase accounting adjustments.

NOTE 11. Income taxes: (continued)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2011 and 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2008 through December 31, 2011.

NOTE 12. Stock compensation plans:

At December 31, 2011, the Company has two fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2011, 209,000 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2011, 2010 and 2009 and changes during the years ending on those dates is presented below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	306,042	$12.66	308,042	$12.64	337,042	$12.28
Forfeited	(2,000)	13.25	—		(5,000)	13.13
Exercised	—		(2,000)	9.13	(24,000)	7.52

Outstanding at end of year	304,042	$12.66	306,042	$12.66	308,042	$12.64

Options exercisable at year-end	304,042		306,042		308,042
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2011:

Options Outstanding and Exercisable
Exercise Prices	Number Outstanding as of 12/31/11	Remaining Contractual Life
$9.13	42,042	0.5 years
13.05	107,500	1.8 years
13.25	147,000	3.9 years
15.30	7,500	4.1 years
12.66	304,042	2.7 years

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

NOTE 13. Employee benefit plans: (continued)

The following tables set forth information about the plan for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,022	$5,566	$5,233
Interest cost	327	333	320
Actuarial loss	377	528	153
Benefits paid	(166)	(405)	(140)

Benefit obligation at end of year	6,560	6,022	5,566

Change in plan assets:
Plan assets at estimated fair value at beginning of year	6,354	6,141	5,422
Actual return on plan assets	40	618	859
Benefits paid	(166)	(405)	(140)
Contributions	600	—	—

Fair value of plan assets at end of year	6,828	6,354	6,141

Funded status	$268	$332	$575

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $3.9 million and $3.2 million as of December 31, 2011 and 2010, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.25% and 0%, respectively, at December 31, 2011, 5.50% and 0% at December 31, 2010, respectively and 6.00% and 0% at December 31, 2009, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $6.6 million and $6.0 million at December 31, 2011 and 2010, respectively.

Components of net periodic cost and other comprehensive loss (income):

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest cost on benefit obligation	$327	$333	$320
Expected return on assets	(501)	(486)	(428)
Amortization of unrecognized net loss	206	178	206

Net periodic cost	32	25	98

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss), before tax effect:
Actuarial loss (gain)	838	396	(277)
Amortization of unrecognized actuarial loss	(206)	(178)	(206)

Total recognized in other comprehensive income (loss)	632	218	(483)

Total recognized in net periodic cost and other comprehensive income (loss)	$664	$243	$(385)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2012 is $258 thousand.

NOTE 13. Employee benefit plans: (continued)

For the years ended December 31, 2011, 2010 and 2009, the assumptions used to determine the net period pension cost are as follows:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.50%	5.50%	6.25%
Increase in future compensation levels	0%	0%	0%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2011, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
U.S. equity securities	$947	$947	$—	$—
Registered investment companies (a)	2,737	—	2,737	—
Corporate debt securities	1,082	—	1,082	—
U.S. Government and agency securities	1,102	—	1,102	—
Money market	960	960	—	—

Totals	$6,828	$1,907	$4,921	$—

(a)	Includes 13.3% invested in fixed income funds and 86.7% invested in equity and index funds.

The Company’s pension plan assets measured at fair value at December 31, 2010, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
U.S. equity securities	$987	$987	$—	$—
Registered investment companies (a)	2,795	—	2,795	—
Corporate debt securities	977	—	977	—
U.S. Government and agency securities	1,197	—	1,197	—
Money market	398	398	—	—

Totals	$6,354	$1,385	$4,969	$—

(a)	Includes 5.9% invested in fixed income funds and 94.1% invested in equity and index funds.

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

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2011 and 2010. The fair values of the shares on those dates were $342 thousand (5.0% of total plan assets) and $380 thousand (6.0% of total plan assets), respectively.

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

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	40-60%
Fixed income	40-60%
Money market	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2012.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

2012	$243
2013	242
2014	257
2015	324
2016	334
Years 2017-2021	1,974

Defined Contribution Plan

The Bank sponsors a Profit Sharing—Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2011, 2010 and 2009, participating employees’ contributions totaled $709 thousand, $635 thousand and $583 thousand, respectively. The Bank made contributions totaling $591 thousand for 2011, $544 thousand for 2010 and $528 thousand for 2009. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

NOTE 13. Employee benefit plans: (continued)

Effective January 1, 2008, the Bank amended the Profit Sharing—Stock Ownership Plan whereby employees will receive a safe harbor, non-elective contribution equal to 3% of compensation for the plan year, as defined in the plan. In addition, the Bank shall make a matching contribution in an amount equal to employees’ elective deferrals up to a percentage of compensation for the plan year, to be determined annually, not to exceed 4%. Finally, the Bank may make an additional profit sharing contribution, determined annually, to be allocated on a pro rata basis to eligible employees based on their compensation in relation to the compensation of all participants.

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $2.7 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively. Expense recorded under these agreements was $514 thousand, $537 thousand and $291 thousand in 2011, 2010 and 2009, respectively. $45 thousand was paid to a retired executive in 2011, 2010 and 2009 per the agreements.

The Company and the Bank have entered into parallel employment agreements (the “Agreements”) with the Chief Executive Officer of the Company and with the President and Chief Operating Officer of the Company. The Agreements are for a period of five years and extend automatically each day unless either the Company or the executive give contrary written notice in advance. The Agreements provide for a guaranteed minimum salary and certain benefits.

The Agreements also provide for severance benefits upon termination without cause or following a change in control as defined in the agreements in an amount equal to the present value of the cash compensation and fringe benefits that the executive(s) would have received if the executive(s) would have continued working for an additional five years.

The severance payments described above were limited to the extent required by virtue of the Company’s participation in the United States Department of the Treasury’s Capital Purchase Program.

On October 7, 2011, the Bank entered into parallel employment agreements with the Chief Executive Officer and the Chief Financial Officer of McCrillis & Eldredge. The employment agreements are for a period of three years, and extend automatically for three additional three year renewal periods unless either the Company or the executive give contrary written notice in advance. The employment agreements provide for a guaranteed minimum salary, performance bonus and certain benefits.

The employment agreements also provide for severance benefits upon termination without cause, or following a change in control, in amounts of and/or for the remaining unexpired employment period as defined in the employment agreement.

In 2008, the Company adopted ASC 715, “Compensation – Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principles as a cumulative effect adjustment in 2008 to retained earnings of $320 thousand. The total liability for the arrangements included in other liabilities was $335 at December 31, 2011 and $471 thousand at December 31, 2010. The Company recorded expense under this arrangement of $136 in 2011, $77 thousand in 2010 and $63 thousand in 2009.

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 14. Commitments and contingencies: (continued)

As of December 31, 2011, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between March 5, 2012 and December 31, 2016. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2011 (dollars in thousands):

2012	$421
2013	349
2014	324
2015	94
2016	83

Total minimum lease payments	$1,271

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $472 thousand, $481 thousand and $428 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2011 and 2010. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2011.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

NOTE 15. Fair value measurements: (continued)

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

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2011 and 2010.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Municipal bonds	$29,441	$—	$29,441	$—
Other bonds and debentures	24,447	—	24,447	—
Mortgage-backed securities	155,942	—	155,942	—
Equity securities	488	488	—	—

Totals	$210,,318	$488	$209,830	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
U.S. Government, including agencies	$5,817	$—	$5,817	$—
Municipal bonds	31,567	—	31,567	—
Other bonds and debentures	36,885	—	36,885	—
Preferred stock with maturities	3,403	—	3,403	—
Mortgage-backed securities	117,789	—	117,789	—
Equity securities	524	524	—	—

Totals	$195,985	$524	$195,461	$—

NOTE 15. Fair value measurements: (continued)

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative—interest rate swap	$468	$—	$468	$—

Totals	$468	$—	$468	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Derivative—interest rate swap	$711	$—	$711	$—

Totals	$711	$—	$711	$—

Assets measured at fair value on a nonrecurring basis

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,581	$—	$—	$2,581
Other real estate owned	1,344	—	—	1,344

Totals	$3,925	$—	$—	$3,925

December 31, 2010	Total	Level 1	Level 2	Level 3
Impaired loans	$2,516	$—	$—	$2,516
Other real estate owned	75	—	—	75

Totals	$2,591	$—	$—	$2,591

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,740	$24,740	$33,213	$33,213
Securities available-for-sale	210,318	210,318	195,985	195,985
Federal Home Loan Bank stock	7,615	7,615	7,615	7,615
Loans held-for-sale	3,434	3,478	5,887	5,927
Loans, net	714,952	721,388	675,514	680,808
Investment in unconsolidated subsidiaries	620	554	620	546
Accrued interest receivable	2,669	2,669	2,986	2,986
Financial liabilities:
Deposits	803,023	806,295	778,219	782,619
FHLB advances	80,967	82,999	75,959	76,983
Notes payable	543	543	—	—
Securities sold under agreements to repurchase	15,514	15,514	16,165	16,165
Subordinated debentures	20,620	18,419	20,620	18,170
Derivative—interest rate swap	468	468	711	711

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

NOTE 16. Acquisition:

On November 10, 2011, the Company acquired McCrillis & Eldredge Insurance, Inc. (McCrillis & Eldredge). Costs to acquire consisted of cash of $272 thousand, 58,588 shares issued ($11.69 market value per share or $685 thousand) and notes payable of $543 thousand and contingent liabilities assumed of $269 thousand for a total acquisition cost of $1.8 million. Goodwill recognized amounted to $1.3 million and of that total, none is deductible for tax purposes.

NOTE 17. Shareholders’ equity:

Liquidation account—On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4.3 million (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2011.

Dividends—The primary source of cash to pay dividends to the Company’s stockholders is through dividends from the Bank. The FRB and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. The Bank may not declare or pay a cash dividend on any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period.

Special bad debts deduction—In prior years, the Bank, a wholly owned subsidiary of the Company, was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2011, includes $2.1 million for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 18. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows (dollars in thousands except for per share data):

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2011
Basic EPS
Net income as reported	$7,669
Preferred stock net accretion	(53)
Preferred stock dividend earned	(660)

Net income available to common stockholders	6,956	5,782,115	$1.20
Effect of dilutive securities, options	—	11,626

Diluted EPS
Income available to common stockholders and assumed conversions	$6,956	5,793,741	$1.20

Year ended December 31, 2010
Basic EPS
Net income as reported	$7,947
Preferred stock net accretion	(16)
Cumulative preferred stock dividend earned	(500)

Net income available to common stockholders	7,431	5,772,123	$1.29
Effect of dilutive securities, options	—	6,912

Diluted EPS
Income available to common stockholders and assumed conversions	$7,431	5,779,035	$1.29

Year ended December 31, 2009
Basic EPS
Net income as reported	$6,598
Preferred stock net accretion	(16)
Cumulative preferred stock dividend earned	(479)

Net income available to common stockholders	6,103	5,760,240	$1.06
Effect of dilutive securities, options	—	1,708

Diluted EPS
Income available to common stockholders and assumed conversions	$6,103	5,761,948	$1.06

NOTE 19. Regulatory matters:

The Bank is subject to various capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency. Failure to meet minimum regulatory requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital requirements to which it is subject.

NOTE 19. Regulatory matters: (continued)

As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	$100,957	15.01%	$53,821	≥	8.0%	$67,276	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	96,525	9.58	40,288	≥	4.0	50,359	≥	5.0
Tangible Capital (to Tangible Assets)	96,525	9.57	15,108	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	96,525	14.35	N/A		N/A	40,365	≥	6.0

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$83,956	12.67%	$53,003	≥	8.0%	$66,254	≥	10.0%
Core Capital (to Adjusted Tangible Assets)	79,763	8.28	38,543	≥	4.0	48,179	≥	5.0
Tangible Capital (to Tangible Assets)	79,763	8.28	14,454	≥	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	79,763	12.04	N/A		N/A	39,749	≥	6.0

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2011		December 31, 2010
	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
	(dollars in thousands)
Total equity	$126,406	$126,406	$106,708	$106,708
Accumulated other comprehensive loss	653	653	2,097	2,097
Allowable allowance for loan losses	—	8,404	—	8,267
Goodwill and core deposit intangible	(30,353)	(30,353)	(28,844)	(28,844)
Mortgage servicing asset	(181)	(181)	(198)	(198)
Equity investments and other assets	—	(3,972)	—	(4,074)

	$96,525	$100,957	$79,763	$83,956

NOTE 20. Preferred stock:

On January 16, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 10,000 shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per common share (the “Common Stock”), at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. The Warrant was immediately exercisable. On August 25, 2011, the Company redeemed 10,000 shares of the Series A Preferred Stock for $10.0 million. The Warrant was repurchased in its entirety by the Company on February 15, 2012 (Note 25).

NOTE 20. Preferred stock: (continued)

On August 25, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into a Letter Agreement with the U.S. Department of the Treasury (“Treasury”) pursuant to which the Company issued and sold to the Treasury 20,000 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock.”) The SBLF is the Treasury’s effort to bring Main Street banks and small businesses together to help create jobs and promote economic growth in local communities. The Company used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock issued under the Treasury’s Capital Purchase Program as indicated in the preceding paragraph.

The Company’s initial dividend rate payable on SBLF capital is, at most, five percent, and the dividend rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent but more than 2.5 percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate increases to nine percent regardless of the amount of small business lending activities. The dividend will be paid only when declared by the Company’s Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock.

The Company was a participant in the TARP Capital Purchase Program and did not redeem, or apply to redeem, the TARP investment on or prior to December 16, 2010, therefore, if at the beginning of the tenth full calendar quarter after the investment date the amount of Qualified Small Business Lending has not increased over the Baseline Amount (as defined in the Purchase Agreement), then at the beginning of the fifth anniversary of the TARP Capital Purchase Program, or January 16, 2014, and at the beginning of each full calendar quarter thereafter, the Company shall pay the Treasury a lending incentive fee equal to 2% per annum of the aggregate liquidation preference of the then-outstanding SBLF Preferred Stock. This lending incentive fee terminates 4.5 years after the investment date.

The SBLF Preferred Stock may be redeemed at any time by the Company, subject to the approval of its federal banking regulator. The redemption price is the aggregate liquidation preference of the SBLF Preferred Stock plus accrued but unpaid dividends and pro rata portion of any lending incentive fee. All redemptions must be in an amount at least equal to 25% of the number of originally issued shares of SBLF Preferred Stock, or 100% of the then-outstanding shares if less than 25% of the number of shares originally issued.

NOTE 21. Financial instruments:

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

NOTE 21. Financial instruments: (continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2011 and 2010, the maximum potential amount of the Company’s obligation was $583 thousand and $637 thousand, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

(Dollars in thousand)	2011	2010
Commitments to extend credit	$36,004	$39,775

Letters of credit	$583	$637

Lines of credit	$93,048	$90,841

Unadvanced portion of construction loans	$3,149	$4,618

NOTE 22. Goodwill and intangible assets:

The Company’s assets as of December 31, 2011 include goodwill of $1.3 million relating to the acquisition of McCrillis & Eldredge in 2011 and $15.2 million relating to the acquisitions of First Brandon and First Community in 2007. Goodwill also includes $2.5 million relating to the acquisition of Landmark Bank and $9.7 million relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2011 and 2010 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

	As of December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476	$1,688	$788
Core deposit intangible-First Community	992	640	352
Customer list intangible-McCrillis & Eldredge	629	14	615

Total	$4,097	$2,342	$1,755

	As of December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible-First Brandon	$2,476	$1,399	$1,077
Core deposit intangible-First Community	992	519	473

Total	$3,468	$1,918	$1,550

Aggregate amortization expense for core deposit intangible was $410 thousand in 2011, $474 thousand in 2010 and $537 thousand in 2009. Amortization for core deposit intangible is being calculated on the sum-of-the-years digit method over ten years. Aggregate amortization expense for customer list intangible was $14 thousand in 2011. Amortization for customer list intangible is being calculated on the sum-of-the years digit method over 15 years.

NOTE 22. Goodwill and intangible assets: (continued)

Estimated amortization expense for each of the five years succeeding 2011 is as follows (dollars in thousands):

2012	$426
2013	357
2014	288
2015	221
2016	153

NOTE 23. Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2011	2010
ASSETS
Cash	$2,656	$5,600
Investment in subsidiary, Lake Sunapee Bank	126,455	106,708
Investment in affiliate, NHTB Capital Trust II	310	310
Investment in affiliate, NHTB Capital Trust III	310	310
Deferred expenses	240	251
Advances to Lake Sunapee Bank	43	35
Other assets	557	560

Total assets	$130,571	$113,774

LIABILITIES
Subordinated debentures	$20,620	$20,620
Notes payable	543	—
Other liabilities	748	763

Total liabilities	21,911	21,383
STOCKHOLDERS’ EQUITY	108,660	92,391

Total liabilities and stockholders’ equity	$130,571	$113,774

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2011	2010	2009
Dividends from subsidiary, Lake Sunapee Bank	$—	$8,000	$5,000
Dividends from subsidiaries, NHTB Capital Trust II and III	20	20	26
Investment interest income	—	167	240
Interest expense on subordinated debentures	1,008	1,011	1,158
Interest expense on other borrowings	—	33	62
Net operating (loss) income including tax benefit	(97)	56	135

(Loss) income before equity in undistributed earnings of subsidiaries	(1,085)	7,199	4,181
Equity in undistributed earnings of subsidiaries	8,754	748	2,417

Net income	$7,669	$7,947	$6,598

NOTE 23. Condensed parent company only financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$7,669	$7,947	$6,598
Decrease in other assets	—	20	—
(Decrease) increase in accrued interest payable and other liabilities	(283)	4	(43)
Increase in taxes receivable	(86)	(57)	(104)
(Increase) decrease in prepaid expenses	(7)	9	(9)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
Equity in undistributed earnings of subsidiaries	(8,754)	(748)	(2,417)

Net cash (used in) provided by operating activities	(1,450)	7,186	4,036

Cash flows from investing activities:
Redemption of other investment	—	2,000	—
Investment in subsidiary, Lake Sunapee Bank	(8,000)	—	(10,000)
Net change in advances to subsidiary, Lake Sunapee Bank	(8)	9	8

Net cash used in investing activities	(8,008)	2,009	(9,992)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	18	181
Issuance of preferred stock	20,000	—	10,000
Redemption of preferred stock	(10,000)	—	—
Repayment of loan payable	—	(2,000)	—
Dividends paid on preferred stock	(484)	(500)	(415)
Dividends paid on common stock	(3,002)	(3,001)	(2,995)

Net cash provided by (used in) financing activities	6,514	(5,483)	6,771

Net (decrease) increase in cash	(2,944)	3,712	815
Cash, beginning of year	5,600	1,888	1,073

Cash, end of year	$2,656	$5,600	$1,888

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, and therefore are not reprinted here.

NOTE 24. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2011 and 2010 follows:

	(In thousands, except earnings per share)
	2011 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$9,443	$9,338	$9,336	$9,071
Interest expense	2,241	2,196	2,178	2,074

Net interest and dividend income	7,202	7,142	7,158	6,997
Provision for loan losses	242	167	574	368
Noninterest income	2,364	2,731	2,874	2,491
Noninterest expense	6,435	6,854	6,754	7,085

Income before income taxes	2,889	2,852	2,704	2,035
Income tax expense	864	852	691	404

Net income	$2,025	$2,000	$2,013	$1,631

Net income available to common stockholders	$1,896	$1,871	$1,800	$1,389

Basic earnings per common share	$0.33	$0.32	$0.31	$0.24

Earnings per common share, assuming dilution	$0.33	$0.32	$0.31	$0.24

	(In thousands, except earnings per share)
	2010 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest and dividend income	$10,027	$9,981	$9,607	$9,041
Interest expense	2,449	2,380	2,496	2,419

Net interest and dividend income	7,578	7,601	7,111	6,622
Provision for loan losses	1,014	531	475	162
Noninterest income	2,186	2,145	3,205	2,738
Noninterest expense	6,102	6,399	6,662	6,350

Income before income taxes	2,648	2,816	3,179	2,848
Income tax expense	927	814	1,076	727

Net income	$1,721	$2,002	$2,103	$2,121

Net income available to common stockholders	$1,594	$1,869	$1,978	$1,990

Basic earnings per common share	$0.28	$0.32	$0.34	$0.34

Earnings per common share, assuming dilution	$0.28	$0.32	$0.34	$0.34

NOTE 25. Subsequent Events

On February 15, 2012, the Company repurchased for $737 thousand the Warrant previously issued to the U.S. Department of the Treasury in connection with the Company’s participation in the Capital Purchase Program (Note 20).

NOTE 26. Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

Exhibit Index

Exhibit No.	Description

3.1	Amended Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2011 and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011 and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2011 and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989 and incorporated herein by reference).

4.2

Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee,

dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures

(filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 29, 2004 and incorporated herein by reference).

4.4

Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as

Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable

Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005 and incorporated herein by reference).

4.5

Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005 and incorporated herein by reference).

10.1*	Profit Sharing-Stock Ownership Plan of the Bank (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996 and incorporated herein by reference).

10.2*	The Company’s 1996 Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996 and incorporated herein by reference).

10.3

Guarantee Agreement by and between the Company and U.S. Bank National Association dated

March 30, 2004 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005 and incorporated herein by reference).

10.4	Guarantee Agreement by and between the Company and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005 and incorporated herein by reference).

10.5*	The Company’s 1998 Stock Option Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 6, 1998 and incorporated herein by reference).*

10.6*	The Company’s 2004 Stock Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2004 and incorporated herein by reference).*

10.7*

Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift

Bancshares, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on December 14, 2005 and incorporated herein by reference).*

10.8*

Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift

Bancshares, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on March 14, 2006 and incorporated herein by reference).*

10.9*	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007 and incorporated herein by reference). *

10.10*	Forms of Executive Salary Continuation Agreement among the Company, the Bank and Stephen W. Ensign and Stephen R. Theroux (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008 and incorporated herein by reference). *

10.11*	First Amendment to Executive Salary Continuation Agreement between the Bank and Stephen R. Theroux (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010 and incorporated herein by reference). *

10.12	Small Business Lending Fund – Securities Purchase Agreement, dated as of August 25, 2011, between the Company and Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011 and incorporated herein by reference).

10.13	Repurchase Agreement, dated August 25, 2011, between the Company and the United States Department of the Treasury (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011 and incorporated herein by reference).

10.14*†	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen W. Ensign.

10.15*†	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen W. Ensign.

10.16*†	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen R. Theroux.

10.17*†	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen R. Theroux.

10.18*†	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen W. Ensign.

10.19*†	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Company and Stephen W. Ensign.

10.20*†	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen R. Theroux.

10.21*†	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Company and Stephen R. Theroux.

10.22*†	Form of One-Year Change of Control Agreement.

21.1†	Subsidiaries of the Company.

23.1†	Consent of Shatswell, MacLeod & Company, P.C.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

99.1†	Certification of Chief Executive Officer pursuant to Section III (b) (4) of the Emergency Economic Stabilization Act of 2008.

99.2†	Certification of Chief Financial Officer pursuant to Section III (b) (4) of the Emergency Economic Stabilization Act of 2008.

101**	Financial statements from the Annual Report on Form 10-K of New Hampshire Thrift Bancshares, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.