Form 10-Q
period 2012-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2012-05-15
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 10, 2012, was 5,835,360.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Dollars in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$12,090	$21,841
Overnight deposits	26,000	2,899

Cash and cash equivalents	38,090	24,740
Securities available-for-sale	204,183	210,318
Federal Home Loan Bank stock	7,496	7,615
Loans held-for-sale	4,387	3,434
Loans receivable, net	737,137	714,952
Accrued interest receivable	2,531	2,669
Premises and equipment, net	16,677	16,450
Investments in real estate	3,427	3,451
Other real estate owned	760	1,344
Goodwill and other intangible assets	30,238	30,352
Investment in partially owned Charter Holding Corp., at equity	5,020	4,895
Bank owned life insurance	18,461	13,347
Due from broker, net	18,121	—
Other assets	7,799	8,252

Total assets	$1,094,327	$1,041,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$61,783	$64,356
Interest-bearing	748,781	738,667

Total deposits	810,564	803,023
Federal Home Loan Bank advances	120,970	80,967
Notes Payable	272	543
Securities sold under agreements to repurchase	18,175	15,514
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	15,012	12,492

Total liabilities	985,613	933,159

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 20,000 shares issued and outstanding at March 31, 2012 and December 31, 2011; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,295,639 shares issued and 5,835,360 shares outstanding at March 31, 2012 and 6,292,639 shares issued and 5,832,360 shares outstanding December 31, 2011	63	63
Warrants	—	85
Paid-in capital	66,036	66,658
Retained earnings	50,918	49,892
Accumulated other comprehensive loss	(1,152)	(887)
Treasury Stock, 460,279 shares as of March 31, 2012 and December 31, 2011, at cost	(7,151)	(7,151)

Total stockholders’ equity	108,714	108,660

Total liabilities and stockholders’ equity	$1,094,327	$1,041,819

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)	March 31, 2012	March 31, 2011
Interest and dividend income
Interest and fees on loans	$7,707	$7,965
Interest on debt investments:
Taxable	1,144	1,233
Dividends	17	10
Other	166	235

Total interest and dividend income	9,034	9,443

Interest expense
Interest on deposits	1,187	1,503
Interest on advances and other borrowed money	739	738

Total interest expense	1,926	2,241

Net interest and dividend income	7,108	7,202
Provision for loan losses	155	243

Net interest and dividend income after provision for loan losses	6,953	6,959

Noninterest income
Customer service fees	1,203	1,177
Gain on sales of securities, net	1,151	440
Net gain on sales of loans	346	320
(Loss) gain on other real estate and property owned, net	(181)	4
Rental income	194	172
Income from equity interest in Charter Holding Corp.	111	156
Insurance and brokerage service income	410	1
Bank owned life insurance income	104	95

Total noninterest income	3,338	2,365

Noninterest expenses
Salaries and employee benefits	3,784	3,282
Occupancy expenses	982	1,038
Advertising and promotion	127	111
Depositors’ insurance	193	316
Outside services	281	235
Professional services	242	311
ATM processing fees	116	126
Supplies	92	84
Telephone expense	214	168
Other expenses	1,292	764

Total noninterest expense	7,323	6,435

Income before provision for income taxes	2,968	2,889
Provision for income taxes	886	864

Net income	$2,082	$2,025

Net income available to common stockholders	$1,832	$1,896

Earnings per common share, basic	$0.31	$0.33

Average Number of Shares, basic	5,834,173	5,773,772
Earnings per common share, assuming dilution	$0.31	$0.33

Average Number of Shares, assuming dilution	5,844,014	5,786,489
Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	For the three months ended March 31,
	2012	2011
Net Income	$2,082	$2,025
Other comprehensive (loss) income, net of tax effect	(265)	60

Comprehensive income	$1,817	$2,085

Other comprehensive (loss) income consists of the following:

(Dollars in thousands)	As of March 31,
	2012	2011
Net unrealized holding losses on available-for-sale securities, net of taxes	$(312)	$—
Unrecognized net actuarial (loss) gain, defined benefit pension plan, net of tax	—	—
Unrecognized net gain (loss), derivative, net of tax	34	(52)
Unrecognized net gain (loss), equity investment, net of tax	13	(8)

Other comprehensive (loss) income	$(265)	$60

Reclassification disclosure for the three months ended March 31, 2012 and 2011:

	2012	2011
Net unrealized holding (losses) gains on available-for-sale securities	$(78)	$440
Reclassification adjustment for realized gains in net income	(1,151)	(440)

Other comprehensive loss before income tax effect	(1,229)	—
Income tax benefit	917	—

	(312)	—

Other comprehensive loss pension plan	—	—
Income tax benefit	—	—

	—	—

Change in fair value of derivatives used for cash flow hedges	54	(87)
Income tax expense	(20)	35

	34	(52)

Other comprehensive income - equity investment	13	(8)
Income tax benefit (expense)	—	—

	13	(8)

Other comprehensive (loss) income, net of tax effect	$(265)	$60

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,082	$2,025
Depreciation and amortization	357	321
Amortization of fair value adjustments, net (loans)	28	28
Amortization of securities, net	281	329
Net decrease (increase) in mortgage servicing rights	228	(48)
Net (increase) decrease in loans held-for-sale	(953)	5,037
Increase in cash surrender value of life insurance	(114)	(102)
Amortization of intangible assets	114	110
Provision for loan losses	155	235
Decrease in accrued interest receivable and other assets	336	597
Net gain on sales of other real estate owned	(9)	(3)
Net gain on sales and calls of securities	(1,151)	(440)
Income from equity interest in Charter Holding Corp.	(111)	(156)
Change in deferred loan origination fees and cost, net	155	5
Increase (decrease) in accrued expenses and other liabilities	2,731	(986)

Net cash provided by operating activities	4,129	6,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(534)	(152)
Write-down of other real estate owned	190	—
Proceeds from sales and calls of securities available-for-sale	40,496	23,617
Purchases of securities available-for-sale	(52,127)	(33,651)
Redemptions of Federal Home Loan Bank stock	119	—
Loan originations and principal collections, net	(22,523)	(15,366)
Proceeds from sale of other real estate owned	403	79
Purchase of life insurance policies	(5,000)	(2,500)

Net cash used in investing activities	(38,976)	(27,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	7,541	(37,711)
Net increase (decrease) in securities sold under agreements to repurchase	2,661	(1,615)
Net increase in advances from Federal Home Loan Bank and other borrowings	39,728	45,702
Proceeds from other borrowed funds	—	—
Redemption of stock warrants	(737)	—
Dividends paid on preferred stock	(238)	(125)
Dividends paid on common stock	(758)	(751)

Net cash provided by financing activities	48,197	5,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,350	(15,521)
CASH AND CASH EQUIVALENTS, beginning of period	24,740	33,213

CASH AND CASH EQUIVALENTS, end of period	$38,090	$17,692

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31, 2012	March 31, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,240	$1,672
Interest on advances and other borrowed money	718	737

Total interest paid	$1,958	$2,409

Income taxes (received) paid	$(58)	$38

Change in due from broker,net	$18,121	$—

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2012

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868 and McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”). These wholly owned subsidiaries operate through 30 offices strategically located within the greater Dartmouth-Lake Sunapee-Kearsarge and Monadnock regions of west-central New Hampshire and central Vermont.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note B - Accounting Policies

The consolidated financial statements include the accounts of the Company, McCrillis & Eldredge, the Bank, Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings, and Lake Sunapee Financial Services Corp. (“LSFSC”), which was formed to manage the flow of funds from the brokerage services. LSGI and LSFSC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C - Impact of New Accounting Standards

In April 2011, FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. (see Note G)

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

In September 2011, FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits – Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

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

The following summarizes assets and liabilities measured at fair value for the periods ending March 31, 2012 and December 31, 2011.

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$155,188	$—	$155,188	$—
Municipal bonds	22,414	—	22,414	—
Other bonds and debentures	26,148	—	26,148	—
Equity securities	433	433	—	—

Totals	$204,183	$433	$203,750	$—

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$155,942	$—	$155,942	$—
Municipal bonds	29,441	—	29,441	—
Other bonds and debentures	24,447	—	24,447	—
Equity securities	488	488	—	—

Totals	$210,318	$488	$209,830	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$413	$—	$413	$—

	$413	$—	$413	$—

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$468	$—	$468	$—

	$468	$—	$468	$—

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

Other Real Estate Owned. Other real estate owned is reported at the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. Level 3 values are based on management estimates.

The following summarizes assets measured at fair value on a nonrecurring basis:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$4,912	$—	$—	$4,912
Other real estate owned	760	—	—	760

	$5,672	$—	$—	$5,672

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,581	$—	$—	$2,581
Other real estate owned	1,344	—	—	1,344

	$3,925	$—	$—	$3,925

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.7 million with a valuation allowance of $630 thousand at March 31, 2012. At December 31, 2011, impaired loans had a carrying amount of $4.2 million with a valuation allowance of $253 thousand. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases was a net decrease of $423 thousand and $450 thousand for the three months ended March 31, 2012 and 2011, respectively.

The fair value of impaired loans was measured based upon real estate appraisals primarily using the sales comparison approach. Unobservable inputs included adjustments to reflect realizable value.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	Fair Value	Valuation Techniques	Unobservable Inputs	Range

Impaired loans	$4,912	Third Party Appraisal	Discount adjustment to reflect realizable value based on historical losses for similar collateral	25-40%
Other real estate owned – commercial	760	Broker listing price	Adjustments for cost to sell property	5%

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) March 31, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$38,090	$38,090	$38,090	$—	$—
Securities available-for-sale	204,183	204,183	433	203,750
Federal Home Loan Bank stock	7,496	7,496	—	—	7,496
Loans held-for-sale	4,387	4,538	—	4,538
Loans, net	737,137	741,756	—	—	741,756
Investment in unconsolidated subsidiaries	620	555	—	—	555
Accrued interest receivable	2,531	2,818	—	—	2,818
Deposits	810,564	807,431	—	—	807,431
FHLB advances	120,970	122,821	—	—	122,821
Securities sold under agreements to repurchase	18,175	18,175	—	—	18,175
Subordinated debentures	20,620	18,461	—	—	18,461
Derivatives – interest rate swap	413	413	—	413	—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2011	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$24,740	$24,740	$24,740	$—	$—
Securities available-for-sale	210,318	210,318	488	209,830
Federal Home Loan Bank stock	7,615	7,615	—	—	7,615
Loans held-for-sale	3,434	3,478	—	3,478
Loans, net	714,952	721,388	—	—	721,388
Investment in unconsolidated subsidiaries	620	554	—	—	554
Accrued interest receivable	2,669	2,669	—	—	2,669
Deposits	803,023	806,295	—	—	806,295
FHLB advances	80,967	82,999	—	—	82,999
Securities sold under agreements to repurchase	15,514	15,514	—	—	15,514
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives – interest rate swap	468	468	—	468	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments and derivatives, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands) March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bonds and notes
Mortgage-backed securities	$153,589	$1,599	$—	$155,188
Municipal bonds	21,897	520	3	22,414
Other bonds and debentures	25,864	284	—	26,148
Equity securities	511	2	80	433

Total available-for-sale	$201,861	$2,405	$83	$204,183

(Dollars in thousands) December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bonds and notes
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale	$207,480	$3,034	$196	$210,318

Maturities of debt securities, excluding mortgage-backed securities classified as available-for-sale, as of March 31, 2012 are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Estimated Fair Value
Municipal bonds	$1,048
Other bonds and debentures	4,031

Total due in less than one year	$5,079

Municipal bonds	$3,820
Other bonds and debentures	22,117

Total due after one year through five years	$25,937

Municipal bonds	$10,439

Total due after five years through ten years	$10,439

Municipal bonds	$7,107

Total due after ten years	$7,107

For the three months ended March 31, 2012, proceeds from the sales of securities available-for-sale were $40.5 million. Gross gains of $1.2 million were realized during the same period on these sales.

For the three months ended March 31, 2011, proceeds from the sales of securities available-for-sale were $15.4 million. Gross gains of $440 thousand were realized during the same period on these sales.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
Municipal bonds	$145	—	$1,031	$3	$1,176	$3
Equity securities	291	51	118	29	409	80

Total temporarily impaired securities	$436	$51	$1,149	$32	$1,585	$83

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
Mortgage-backed securities	$38,094	$57	$—	$—	$38,094	$57
Municipal bonds	—	—	1,396	18	1,396	18
Other bonds and debentures	7,056	89	—	—	7,056	89
Equity securities	26	1	462	31	488	32

Total temporarily impaired securities	$45,176	$147	$1,858	$49	$47,034	$196

The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2012 consist of bonds issued by U.S. government-sponsored enterprises and agencies, municipal bonds, and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate loans
Conventional	$409,786	$397,010
Home equity	70,445	71,990
Construction	13,840	12,731
Commercial	159,514	148,424

	653,585	630,155
Consumer loans	6,741	7,343
Commercial and municipal loans	82,909	83,835
Unamortized adjustment to fair value	1,072	1,101

Total loans	744,307	722,434
Allowance for loan losses	(8,971)	(9,131)
Deferred loan origination costs, net	1,801	1,649

Loans receivable, net	$737,137	$714,952

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of March 31, 2012:

	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance:
Individually evaluated for impairment	$327	$415	$—	$—	$—	$742
Ending balance:
Collectively evaluated for impairment	5,170	2,030	230	751	48	8,229

Total allowance for loan and lease losses ending balance	$5,497	$2,445	$230	$751	$48	$8,971

Loans:
Ending balance:
Individually evaluated for impairment	$5,549	$8,741	$1,212	$974	$—	$16,476
Ending balance:
Collectively evaluated for impairment	475,754	150,773	12,628	81,935	6,741	727,831

Total loans ending balance	$481,303	$159,514	$13,840	$82,909	$6,741	$744,307

The following table sets forth information regarding nonaccrual loans and past-due loans as of March 31, 2012 and December 31, 2011:

(Dollars in thousands) March 31, 2012	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investment Nonaccrual Loans
Real estate:
Conventional	$2,370	$218	$1,608	$4,196	$5,549
Commercial	681	—	970	1,651	8,741
Home equity	492	290	33	815	—
Land and construction	350	—	—	350	1,212
Commercial	196	28	446	670	974
Consumer	6	10	8	24	9

Total	$4,095	$546	$3,065	$7,706	$16,485

(Dollars in thousands) December 31, 2011	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,925	$615	$1,306	$3,846	$5,578
Commercial	966	584	1,513	3,063	8,485
Home equity	498	—	—	498	—
Land and construction	444	—	176	620	1,006
Commercial	178	352	280	810	1,540
Consumer	22	—	8	30	8

Total	$4,033	$1,551	$3,283	$8,867	$16,617

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans as of March 31, 2012 and December 31, 2011 based on payment performance status (in thousands):

	March 31, 2012
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$3,245	$7,228	$900	$373	$11,746
Non-performing	787	281	—	272	1,340

Total	$4,032	$7,509	$900	$645	$13,086

	December 31, 2011
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$3,447	$6,200	$202	$315	$10,164
Non-performing	402	1,144	—	381	1,927

Total	$3,849	$7,344	$202	$696	$12,091

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of March 31, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month period ending March 31, 2012 and March 31, 2011, certain loans modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; (3) change in scheduled payment amount; (4) permanent reduction of the principal of the loan; or (5) an extension of additional credit for payment of delinquent real estate taxes.

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the three months ended March 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	3	$563	$563
Commercial	3	1,083	1,083
Land and construction	4	900	900
Commercial	2	104	104

Total	12	$2,650	$2,650

	For the three months ended March 31, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Commercial	3	$642	$642

Total	3	$642	$642

The troubled debt restructurings described above required a net allocation of the allowance for loan losses of $79 thousand and $293 thousand for the three month period ending March 31, 2012 and March 31, 2011, respectively. There was one charge-off totaling $65 thousand on the troubled debt restructurings for the three months ending March 31, 2012. There were no charge-offs on troubled debt restructurings for the three months ending March 31, 2011.

The following table presents information on how loans were modified as TDRs during the periods indicated:

	For the three months ended March 31, 2012
(Dollars in thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Real estate:
Residential	$—	$—	$—	$656	$656
Commercial	301	—	399	382	1,082
Land and Construction	698	—	—	202	900
Commercial and industrial	—	—	—	104	104

Total TDRs	$999	$—	$399	$1,344	$2,742

	For the three months ended March 31, 2011
(Dollars in thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Real estate:
Residential	$—	$—	$—	$—	$—
Commercial	—	—	—	642	642
Land and Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total TDRs	$—	$—	$—	$642	$642

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table summarizes the troubled debt restructurings for which there was a payment default within 12 months following the date of the restructuring for the periods indicated (in thousands):

	At March 31, 2012		At March 31, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate:
Conventional	8	$764	3	$677
Commercial	6	1,924	6	2,097
Commercial and industrial	1	77	—	—

Total	15	$2,765	9	$2,774

Loans are considered to be in payment default once a loan is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $69 thousand for the three month period ending March 31, 2012. There was one charge-off on these defaulted troubled debt restructurings during the three month period ending March 31, 2012. There were no allocations or charge-offs relating to trouble debt restructurings during the three month period ending March 31, 2011.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$3,441	$3,441	$—	$3,504	$22
Commercial	5,195	5,195	—	5,250	80
Land and construction	1,212	1,212	—	1,109	12
Commercial	974	974	—	1,045	4

Total impaired with no related allowance:	$10,822	$10,822	$—	$10,908	$118

With an allowance recorded:
Real estate:
Conventional	$2,108	$2,108	$327	$2,163	$22
Commercial	3,546	3,546	415	3,393	73

Total impaired with an allowance recorded:	$5,654	$5,654	$742	$5,556	$95

Total:
Real estate:
Conventional	$5,549	$5,549	$327	$5,667	$44
Commercial	8,741	8,741	415	8,643	153
Land and construction	1,212	1,212	—	1,109	12
Commercial	974	974	—	1,045	4

Total impaired loans:	$16,476	$16,476	$742	$16,464	$213

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$3,926	$3,926	$—	$2,124	$83
Commercial	7,584	7,584	—	6,407	437
Land and construction	1,006	1,006	—	307	11
Commercial	1,211	1,211	—	690	45

Total impaired with no related allowance:	$13,727	$13,727	$—	$9,528	$576

With an allowance recorded:
Real estate:
Conventional	$1,563	$1,563	$77	$542	$32
Commercial	1,326	1,326	231	782	86

Total impaired with an allowance recorded:	$2,889	$2,889	$308	$1,324	$118

Total:
Real estate:
Conventional	$5,489	$5,489	$77	$2,666	$115
Commercial	8,910	8,910	231	7,189	523
Land and construction	1,006	1,006	—	307	11
Commercial	1,211	1,211	—	690	45

Total impaired loans:	$16,616	$16,616	$308	$10,852	$694

The following table presents the Company’s loans by risk ratings as of March 31, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Not formally rated	$475,320	$—	$—	$—	$6,741	$482,061
Pass	—	136,096	11,420	80,914	—	228,430
Special Mention	107	5,265	1,156	731	—	7,259
Substandard	5,876	18,153	1,264	1,264	—	26,557

Total loans	$481,303	$159,514	$13,840	$82,909	$6,741	$744,307

The following table presents the Company’s loans by risk ratings as of December 31, 2011:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Not formally rated	$463,402	$—	$—	$—	$7,343	$470,745
Pass	—	125,405	10,506	81,835	—	217,746
Special Mention	109	5,266	1,166	1,163	—	7,704
Substandard	5,489	17,753	1,059	837	—	25,138

Total loans	$469,000	$148,424	$12,731	$83,835	$7,343	$721,333

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at March 31, 2012 was $1.6 million. Servicing rights of $233 thousand were capitalized during the three months ended March 31, 2012. Amortization of capitalized servicing rights was $236 thousand for the three months ended March 31, 2012. The fair value of capitalized servicing rights was $2.0 million of March 31, 2012.

Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights during the period indicated:

(Dollars in thousands)	Three Months Ended March 31, 2012
Balance, beginning of period	$58
Increase	225

Balance, end of period	$283

Note H – Stock-based Compensation

At March 31, 2012, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the quarters and three months ended March 31, 2012 or March 31, 2011.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the three months ended March 31:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Interest cost	$84	$82
Expected return on plan assets	(134)	(126)
Amortization of unrecognized net loss	65	51

Net periodic pension cost	$15	$7

Note J – Accumulated Other Comprehensive Loss

The following summarizes the composition of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes	$1,402	$1,714
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,342)	(2,342)
Unrecognized net loss, derivative, net of tax	(249)	(283)
Unrecognized net income, equity investment, net of tax	37	24

Accumulated other comprehensive loss	$(1,152)	$(887)

Note K – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows (dollars in thousands, except per share data):

	For the three months ended March 31,
	2012	2011
Basic EPS:
Net income as reported	$2,082	$2,025
Preferred stock net accretion	—	(4)
Cumulative preferred stock dividend earned	(250)	(125)

Net income available to common stock holders	$1,832	$1,896

Weighted average common shares outstanding	5,834,173	5,773,772
Net income per common share – basic	$0.31	$0.33

Dilutive EPS:
Net income available to common stock holders	$1832	$1,896

Weighted average common shares outstanding	5,834,173	5,773,772
Effect of dilutive securities, options	9,841	12,717

Average common shares outstanding – diluted	5,844,014	5,786,489
Net income per common share – diluted	$0.31	$0.33

Item 2. Management’s Discussion and Analysis

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the three months ended March 31, 2012:

•	Total assets increased $52.5 million, or 5.04%, to $1.1 billion at March 31, 2012 from $1.0 billion at December 31, 2011.

•	Net loans increased $22.2 million, or 3.10%, to $737.1 million at March 31, 2012 from $715.0 million at December 31, 2011.

•	For the three months ended March 31, 2012, we originated $72.7 million in loans, compared to $69.0 million for the same period in 2011.

•	Our loan servicing portfolio was $357.2 million at March 31, 2012 compared to $365.8 million at December 31, 2011.

•	Total deposits increased $7.6 million, or 0.94%, to $810.6 million at March 31, 2012 from $803.0 million at December 31, 2011.

•	Net interest and dividend income for the three months ended March 31, 2012 was $7.1 million compared to $7.2 million for the same period in 2011.

•	As a percentage of total loans, non-performing assets decreased from 2.47% at December 31, 2011 to 2.39% at March 31, 2012.

•

We earned $2.1 million, or $0.31 per common share, assuming dilution, for the three months ended March 31, 2012, compared to $2.0 million, or $0.33 per common share, assuming dilution, for the three months ended March 31, 2011.

•	Our return on average assets and average equity for the three months ended March 31, 2012 were 0.77% and 7.27%, respectively, compared to 0.80% and 8.91%, respectively, for the same period in 2011.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets were $1.1 billion at March 31, 2012, compared to $1.0 billion at December 31, 2011, an increase of $52.5 million, or 5.04%. Securities available-for-sale decreased $6.1 million, or 2.92%, to $204.2 million at March 31, 2012 from $210.3 million at December 31, 2011. Net unrealized gains on securities available-for-sale were $2.3 million at March 31, 2012, compared to net unrealized gains of $2.8 million at December 31, 2011. During the three months ended March 31, 2012, we sold securities with a total book value of $40.5 million for a net gain on sales of $1.2 million. During the same period, we purchased $5.0 million of other bonds and debentures and $49.8 million of mortgage-backed securities. Our net unrealized gain (after tax) on our investment portfolio was $1.4 million at March 31, 2012, compared to an unrealized gain (after tax) of $1.7 million at December 31, 2011. The investments in our securities portfolio that were temporarily impaired as of March 31, 2012 consisted of municipal bonds with strong credit ratings and stable credit outlooks and equity securities. The unrealized losses were primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Management does not intend to sell these securities in the near term. Since we have the ability to hold debt securities until maturity and equity securities until recovery of cost basis, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $22.2 million, or 3.10%, to $737.1 million at March 31, 2012 from $715.0 million at December 31, 2011. The allowance for loan losses decreased $160 thousand to $9.0 million at March 31, 2012, from $9.1 million at December 31, 2011. The change in the allowance for loan losses is the net of the effect of provisions of $155 thousand, charge-offs of $441 thousand, and recoveries of $125 thousand. As a percentage of total loans, non-performing loans decreased from 2.45% at December 31, 2011 to 2.32% at March 31, 2012. Total loan production for the three months ended March 31, 2012 was $72.7 million compared to $69.0 million for the same period in 2011. The increase of loans held in portfolio was primarily due to increases in residential mortgages and commercial real estate loans. At March 31, 2012, our mortgage servicing loan portfolio was $357.2 million compared to $365.8 million at December 31, 2011. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2012, adjustable-rate mortgages comprised approximately 65.3% of our real estate mortgage loan portfolio, which is consistent with prior periods.

Goodwill and other intangible assets amounted to $30.2 million, or 2.76% of total assets, as of March 31, 2012 compared to $30.4 million, or 2.91% of total assets, as of December 31, 2011. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other real estate owned (“OREO”) and property acquired in settlement of loans amounted to $760 thousand as of March 31, 2012, compared to $1.3 million as of December 31, 2011. The balance at March 31, 2012 represents one commercial real estate property.

Total deposits increased $7.6 million, or 0.94%, to $810.6 million at March 31, 2012 from $803.0 million at December 31, 2011. Non-interest bearing deposit accounts decreased $2.6 million, or 4.00%, and interest-bearing deposit accounts increased $10.1 million, or 1.37%, over the same period. The balances at March 31, 2012 included $5.0 million of brokered deposits and $6.3 million of deposits obtained through listing services, which is unchanged compared to December 31, 2011.

Securities sold under agreements to repurchase increased $2.7 million, or 17.15%, to $18.2 million at March 31, 2012 from $15.5 million at December 31, 2011. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $121.0 million in advances from the Federal Home Loan Bank of Boston (“FHLB”) at March 31, 2012, an increase of $40.0 million from $81.0 million at December 31, 2011 as advances were utilized, in part, to fund loan growth.

Allowance and Provision for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in our loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. We test the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, we consider historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at March 31, 2012 was $9.0 million compared to $9.1 million at December 31, 2011. At approximately

$9.0 million, the allowance for loan losses represents 1.21% of total loans, down from 1.27% at December 31, 2011. Total non-performing assets at March 31, 2012 were approximately $20.3 million, representing 226.29% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $150 thousand to the allowance for loan and lease losses during the three months ended March 31, 2012 compared to $250 thousand for the same period in 2011. Loan charge-offs (excluding the overdraft program) were $379 thousand during the three month period ended March 31, 2012 compared to $167 thousand for the same period in 2011. Recoveries were $74 thousand during the three month period ended March 31, 2012, compared to $8 thousand for the same period in 2011. This activity resulted in net charge-offs of $305 thousand for the three month period ended March 31, 2012, compared to $159 thousand for the same period in 2011. One-to-four family residential mortgages, commercial real estate, and commercial accounted for 8%, 31%, and 61%, respectively, of the amounts charged-off during the three month period ended March 31, 2012.

The effects of national economic issues continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.0 million. The provisions made in 2012 reflect loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2012 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2012, the overdraft allowance was $12 thousand, compared to $14 thousand at year-end 2011. Provisions for overdraft losses in the amount of $5 thousand were recorded during the three month period ended March 31, 2012, compared to provisions of $8 thousand that were reversed for the same period during 2011. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the three month period ended March 31:

(Dollars in thousands)	2012	2011
Balance, beginning of year	$9,114	$9,841

Charge-offs:
Residential real estate	(31)	(147)
Commercial real estate	(116)	—
Consumer loans	(3)	(20)
Commercial loans	(229)	—

Total charged-off loans	(379)	(167)

Recoveries
Residential real estate	57	5
Commercial real estate	7	—
Land and construction	1	—
Consumer loans	4	2
Commercial loans	5	1

Total recoveries	74	8

Net charge-offs	(305)	(159)

Provision for loan loss charged to income:
Residential real estate	98	157
Commercial real estate	33	55
Land and construction	3	6
Consumer loans	1	3
Commercial loans	15	29

Total provision	150	250

Ending balance	$8,959	$9,932

The following is a summary of activity in the allowance for overdraft privilege account for the three month period ended March 31:

(Dollars in thousands)	2012	2011
Beginning balance	$18	$23

Overdraft charge-offs	(62)	(68)
Overdraft recoveries	51	67

Net overdraft losses	(11)	(1)

Provision (benefit) for overdrafts	5	(8)

Ending balance	$12	$14

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	March 31, 2012			December 31, 2011
Real estate loans
Residential, 1-4 family and home equity loans	$5,170	58%	65%	$4,907	54%	65%
Commercial	2,030	23%	21%	2,915	32%	20%
Land and construction	230	3%	2%	222	2%	2%
Collateral and consumer loans	36	—	1%	40	1%	1%
Commercial and municipal loans	751	8%	11%	721	8%	12%
Impaired loans	742	8%	—	308	3%	—

Allowance	$8,959	100%	100%	$9,113	100%	100%

Allowance as a percentage of total loans		1.21%			1.27%
Non-performing loans as a percentage of allowance		217.82%			178.98%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Allowance for loan losses	$8,959	$9,113
Overdraft allowance	12	18

Total allowance	$8,971	$9,131

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $24.6 million at March 31, 2012, compared to $25.1 million at December 31, 2011. In addition, we had $760 thousand of OREO at March 31, 2012 representing one commercial real estate foreclosure, compared to $1.3 million at December 31, 2011. During the three month period ended March 31, 2012, we sold three properties which were classified as OREO at December 31, 2011. Losses are incurred in the liquidation process our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Twelve loans considered to be impaired loans at March 31, 2012 have specific allowances identified and assigned. The 12 loans are secured by real estate, business assets or a combination of both. At March 31, 2012, the allowance included $742 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2011 was $480 thousand.

At March 31, 2012, we had 55 loans with net carrying values of $13.1 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At March 31, 2012, 44 of the “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the loans classified as troubled debt restructured, 11 were more than 30 days past due at March 31, 2012. The balances of these past due loans were $1.4 million and have assigned specific allowances of $107 thousand. At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $3.1 million at March 31, 2012, compared to $3.3 million at December 31, 2011. Loans 30 to 89 days past due were $4.6 million at March 31, 2012, compared to $5.6 million at December 31, 2011. As a percentage of assets, non-performing loans increased from 1.59% at December 31, 2011 to 1.79% at March 31, 2012, and as a percentage of total loans, increased from 2.45% at December 31, 2011 to 2.65% at March 31, 2012.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2012, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2012, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 day delinquent loans (1)	$—	—	—	$100	1.10%	0.01%
Non-accrual impaired loans	3,389	37.78%	0.31%	4,173	45.79%	0.40%
Trouble debt restructured	13,087	145.88%	1.20%	12,037	132.09%	1.16%
Other real estate owned	760	8.47%	0.07%	1,365	14.98%	0.13%

Total non-performing assets	$17,236	192.13%	1.58%	$17,675	193.96%	1.70%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the carrying value breakdown of non-performing assets at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans (1)	$16,476	$16,617
Real estate and chattel property owned	760	1,365

Total non-performing assets	$17,236	$17,982

(1)	All loans 90 days or more delinquent are placed on a non-accruing status.

The following table sets forth nonaccrual loans by category at carrying value at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate loans
Conventional	$5,549	$5,578
Commercial	8,741	8,485
Home equity	—	—
Land and construction	1,212	1,006
Consumer loans	9	8
Commercial and municipal loans	974	1,540

Total	$16,485	$16,617

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

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At March 31, 2012, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $51.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2012, we had approximately $140.0 million in additional borrowing capacity from the FHLB.

At March 31, 2012, stockholders’ equity totaled $108.7 million, compared to $108.7 million at December 31, 2011. This reflects net income of $2.1 million, the payout of $758 thousand in common stock dividends, the payout of $238 thousand in preferred stock dividends, the purchase of $737 thousand of stock warrants outstanding, and an increase of $265 thousand in accumulated other comprehensive loss.

On June 12, 2007, we reactivated a previously adopted but uncompleted stock repurchase program to repurchase up to an additional 253,776 shares of common stock. At March 31, 2012, 148,088 shares remained to be repurchased under the plan. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three months ended March 31, 2012, no shares were repurchased. As a participant in the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009, we were prohibited from repurchasing shares of its common stock prior to exiting the program on August 25, 2011.

At March 31, 2012, we had unrestricted funds available in the amount of 3.4 million. As of March 31, 2012, our total cash needs for the remainder of 2012 are estimated to be approximately $2.3 million projected to to pay dividends on our common stock, $765 thousand to pay interest on our capital securities, $500 thousand to pay dividends on our Series B Preferred Stock (as defined below), $272 thousand to pay-off notes payable and due, and approximately $200 thousand for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2012, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

For the three months ended March 31, 2012, net cash provided by operating activities decreased $2.8 million to $4.1 million compared to $7.0 million for the same period in 2011. Net gain on sales and calls of securities increased $711 thousand for the three months ended March 31, 2012 compared to the same period in 2011, as a result of the sale and settlement of approximately of $28.1 million of securities during the three months ended March 31, 2012, compared to approximately $15.9 million of securities during the same period in 2011. The provision for loan losses decreased $80 thousand for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in accrued interest receivable and other assets decreased $261 thousand while the change in accrued expenses and liabilities increased $3.7 million.

Net cash used in investing activities was $39.0 million for the three months ended March 31, 2012, compared to $28.0 million for the same period in 2011, an increase of $11.0 million. The cash used in net securities activities was $11.6 million for the three months ended March 31, 2012 compared to $10.0 million for the same period in 2011. Cash used in loan originations and principal collections, net, was $22.5 million for the three months ended March 31, 2012, an increase of $7.2 million, compared to the same period in 2011. Additionally, $5.0 million of cash was used in the purchase of life insurance policies during the three months ended March 31, 2012, compared to $2.5 million for this purpose in the same period in 2011.

For the three months ended March 31, 2012, net cash flows provided by financing activities increased $42.7 million to $48.2 million compared to net cash provided by financing activities of $5.5 million for the three months ended March 31, 2011. We experienced a net increase of $49.5 million in cash provided by deposits and securities sold under agreements to repurchase comparing the three months ended March 31, 2012 to the same period in 2011. We had a decrease of $6.0 million cash provided by FHLB advances and other borrowings comparing the three months ended March 31, 2012 to the same period in 2011.

On August 25, 2011, as part of the Small Business Lending Fund (“SBLF”) program, we entered into a Letter Agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”). The SBLF is Treasury’s effort to bring Main Street banks and small businesses together to help create jobs and promote economic growth in local communities. We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under CPP.

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

On October 11, 2011, the Company announced it had entered an agreement to acquire McCrillis & Eldredge Insurance, Inc., (“McCrillis & Eldredge”) of Newport, New Hampshire. McCrillis & Eldredge is a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products, including life, health, auto, and homeowner insurances. The transaction closed on November 10, 2011.

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of March 31, 2012, the Bank’s ratios were 8.92% and 14.83%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.20 at March 31, 2012, compared to $15.20 per common share at December 31, 2011. Tangible book value per common share was $10.02 at March 31, 2012 compared to $10.00 per common share at December 31, 2011. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousand except for per share data)	March 31, 2012	December 31, 2011
Shareholders’ equity	$108,714	$108,660
Less goodwill	28,597	28,597
Less other intangible assets	1,641	1,755
Less preferred stock	20,000	20,000

Tangible common equity	$58,476	$58,308

Ending common shares outstanding	5,835,360	5,832,360
Tangible book value per common share	$10.02	$10.00

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

Our one-year cumulative interest-rate gap at March 31, 2012 was positive 2.62%, compared to the December 31, 2011 gap of positive 1.65%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five and seven-year intervals. In addition, we sell most fixed-rate mortgages with terms of fifteen-years or longer into the secondary market in order to minimize interest rate risk and provide liquidity.

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

The following table sets forth our NPV at March 31, 2012, as calculated by an independent third party agent:

	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
Net Portfolio Value:
Amount	$124,450	$97,303	$108,397	$106,066	$101,358	$95,506	$89,690
Percent of Change		-10.2%		-2.2%	-6.5%	-11.9%	-17.3%

NPV Ratio:
Ratio	11.34%	8.91%	10.03%	10.03%	9.81%	9.46%	9.09%
Change in basis points		-112		0	-22	-57	-95

Comparison of the Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

Consolidated net income for the three months ended March 31, 2012 was $2.1 million, or $0.31 per common share (assuming dilution), compared to $2.0 million, or $0.33 per common share (assuming dilution), for the same period in 2011, an increase of $57 thousand, or 2.82%. Our net interest margin decreased to 3.05% at March 31, 2012 from 3.18% at March 31, 2011. Our return on average assets and equity for the three months ended March 31, 2012 were 0.87% and 7.27%, respectively, compared to 0.80% and 8.91%, respectively, for the same period in 2011.

Net interest and dividend income decreased $94 thousand, or 1.31%, to $7.1 million for the three month period ended March 31, 2012 from $7.2 million for the three month period ended March 31, 2011, primarily as a result of the overall decline in net interest margins.

Interest and fees on loans decreased $258 thousand, or 3.24%, for the three month period ended March 31, 2012 to $7.7 million from $8.0 million at March 31, 2011 due primarily to loans repricing, new loans booked at current market rates, and an increase in tax-exempt loans comparing periods. Interest on investments and other interest and dividends decreased $151 thousand, or 10.22%, for the three month period ended March 31, 2012 due primarily to an increased position in lower yield investments comparing periods.

For the three months ended March 31, 2012, total interest expense decreased $315 thousand, or 14.06%, to $1.9 million from $2.2 million for the same period in 2011. Interest on deposits decreased $316 thousand, or 21.02%, due to the overall decline in short-term interest rates and increase in low cost deposit accounts as time deposits decreased and transaction accounts increased comparing periods. Interest on advances and other borrowed money increased $1 thousand, or 0.14%, to $739 thousand from $738 thousand at March 31, 2011.

The provision for loan losses (not including overdraft allowances) was $150 thousand for the three months ended March 31, 2012 and $250 thousand for the same period in 2011. We made adjustments to the provisions for overdraft losses in the three months ended March 31, 2012 and 2011, recording provisions of $5 thousand and a benefit of $8 thousand, respectively.

For the three months ended March 31, 2012, total noninterest income increased $973 thousand, or 41.14%, to $3.3 million, from $2.4 million for the same period in 2011, as discussed below. In summary, the increase was primarily due to increases in gains on sales of securities, net, and insurance and brokerage service income.

For the three month period ended March 31, 2012:

•

Customer service fees increased $26 thousand, or 2.21%, to $1.2 million from $1.2 million for the three months ended March 31, 2012. This increase includes an increase of $60 thousand in ATM-related income for the three months ended March 31, 2012 compared to the same period in 2011 offset in part by decreases of $24 thousand in overdraft fees.

•

Gain on sales of securities, net increased $711 thousand to $1.2 million for the three months ended March 31, 2012, from $440 thousand for the three months ended March 31, 2011. This reflects the recognition of gains on the sales of approximately $40.5 million of securities sold during the three months ended March 31, 2012, compared to $15.9 million of securities sold during the same period in 2011.

•

Net gain on sale of loans increased $26 thousand, or 8.13%, compared to the same period in 2011, represented by an increase of $3.7 million in loans sold into the secondary market, to $72.7 million for the three months ended March 31, 2012 from $69.0 million for the three months ended March 31, 2011.

•

(Loss) gain on sales of other real estate and property owned, net changed $185 thousand to a loss of $181 thousand for the three months ended March 31, 2012, from a gain of $4 thousand for the three months ended March 31, 2011. This reflects the recognition of a $190 thousand write-down on a commercial real estate property owned during the three months ended March 31, 2012.

•

Income from equity interest in Charter Holding Corp. decreased $45 thousand to $111 thousand for the three months ended March 31, 2012 from $156 thousand for the same period in 2011. During the three months ended March 31, 2011, there was non-recurring revenue at Charter Holding Corp. in the amount of approximately $44 thousand accounting for the majority of the change in revenue comparing periods.

•

Insurance and brokerage service income increased $409 thousand to $410 thousand for the three months ended March 31, 2012 compared to the same period in 2011 due to commissions recorded related to McCrillis & Eldredge operations.

•	Bank-owned life insurance income increased $9 thousand to $104 thousand from $95 thousand for the three months ended March 31, 2011.

For the three months ended March 31, 2012, total noninterest expense increased $888 thousand, or 13.80%, to $7.3 million, from $6.4 million for the same period in 2011, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits and other expenses.

For the three month period ended March 31, 2012:

•

Salaries and employee benefits increased $502 thousand, or 15.30%, compared to the three months ended March 31, 2011. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $532 thousand, or 14.60%, from $3.6 million for the three months ended March 31, 2011, to $4.2 million for the three months ended March 31, 2012. Salary expense increased $411 thousand, or 16.06%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments, as well as the additional staff related to McCrillis & Eldredge which accounts for approximately 40% of the increase. The deferral of expenses in conjunction with the origination of loans increased $30 thousand, or 8.33%, to $390 thousand from $360 thousand for the same period in 2011.

•	Occupancy expense decreased $56 thousand, or 5.39%, to $982 thousand compared to the same period in 2011, which reflects decreases in seasonal expenses and utilities.

•

Advertising and promotion increased $16 thousand, or 14.41%, to $127 thousand from $111 thousand for the same period in 2011. This increase includes a net increase in print media expenses for the three months ended March 31, 2012 compared to the same period in 2011, partially offset by decreases in web, radio and television media expenses.

•

Depositors’ insurance decreased $123 thousand, or 38.92%, to $193 thousand from $316 thousand for the same period in 2011 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during the second half of 2011.

•

Outside services increased $46 thousand, or 19.57%, to $281 thousand compared to $235 thousand for the same period in 2011. This increase primarily reflects increases in expenses associated with our core processing system.

•	Professional services decreased $69 thousand, or 22.19%, to $242 thousand compared to $311 thousand for the same period in 2011, reflecting a decrease in consulting fees.

•	ATM processing fees decreased $10 thousand, or 7.94%, to $116 thousand compared to $126 thousand for the same period in 2011 due to lower assessments.

•	Supplies increased $8 thousand, or 9.52%, to $92 thousand compared to $84 thousand for the same period in 2011.

•

Other expenses increased $528 thousand, or 69.11%, to $1.3 million for the three months ended March 31, 2012 compared to $764 thousand for the same period in 2011. This primarily reflects increases of stockholder expenses of $123 thousand, non-performing assets and other real estate owned expenses of $78 thousand, and mortgage service impairment of $235 thousand.

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

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10 million maturing June 17, 2013. Under the swap agreement, we are to receive quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and are obligated to make quarterly interest payments at a fixed-rate of 6.65%.

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

Item 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (as amended) (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012 and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission on March 25, 2012 and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2006 and incorporated herein by reference).

4.4

Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as

Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable

Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Warrant to purchase shares of the Company’s common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

Exhibit No.	Description

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.