Form 10-Q
period 2012-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2012-08-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 10, 2012, was 5,907,402.

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

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiaries, McCrillis & Eldredge Insurance, Inc. and Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
(Dollars in thousands)	2012	2011
	(Unaudited )
ASSETS
Cash and due from banks	$22,404	$21,841
Overnight deposits	18,000	2,899

Cash and cash equivalents	40,404	24,740
Securities available-for-sale	186,990	210,318
Federal Home Loan Bank stock	9,123	7,615
Loans held-for-sale	9,683	3,434
Loans receivable, net of allowance for loan losses of $9.1 million as of June 30, 2012, and $9.1 million as of December 31, 2011	791,607	714,952
Accrued interest receivable	2,840	2,669
Bank premises and equipment, net	16,664	16,450
Investments in real estate	3,926	3,451
Other real estate owned	—	1,344
Goodwill and other intangible assets	30,180	30,352
Investment in partially owned Charter Holding Corp., at equity	5,143	4,895
Bank-owned life insurance	18,598	13,347
Due from brokers, net	18,257	—
Other assets	8,460	8,252

Total assets	$1,141,875	$1,041,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$65,918	$64,356
Interest-bearing	760,945	738,667

Total deposits	826,863	803,023
Federal Home Loan Bank advances	150,972	80,967
Notes Payable	272	543
Securities sold under agreements to repurchase	21,278	15,514
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	11,651	12,492

Total liabilities	1,031,656	933,159

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 20,000 shares issued and outstanding at June 30, 2012 and December 31, 2011; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,332,681 shares issued and 5,907,402 shares outstanding at June 30, 2012 and 6,292,639 shares issued and 5,832,360 shares outstanding December 31, 2011	63	63
Warrants	—	85
Paid-in capital	66,292	66,658
Retained earnings	51,922	49,892
Accumulated other comprehensive loss	(1,011)	(887)
Unearned stock awards	(440)	—
Treasury Stock, 425,279 shares as of June 30, 2012 and 460,279 shares as of December 31, 2011, at cost	(6,607)	(7,151)

Total stockholders’ equity	110,219	108,660

Total liabilities and stockholders’ equity	$1,141,875	$1,041,819

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except for per share data)	2012	2011	2012	2011
Interest and dividend income
Interest and fees on loans	$8,041	$7,884	$15,748	$15,849
Interest on debt securities:
Taxable	984	1,225	2,128	2,458
Dividends	14	10	31	20
Other	145	219	310	454

Total interest and dividend income	9,184	9,338	18,217	18,781

Interest expense
Interest on deposits	1,096	1,442	2,283	2,945
Interest on advances and other borrowed money	749	753	1,488	1,491

Total interest expense	1,845	2,195	3,771	4,436

Net interest and dividend income	7,339	7,143	14,446	14,345
Provision for loan losses	1,074	168	1,229	410

Net interest and dividend income after provision for loan losses	6,265	6,975	13,217	13,935

Noninterest income
Customer service fees	1,255	1,288	2,457	2,465
Net gain on sales of loans	409	110	755	430
Gain on sales and calls of securities, net	1,173	869	2,324	1,310
Gain (loss) on sales of other real estate and property owned, net of writedown	31	6	(150)	9
Rental income	180	169	374	341
Income from equity interest in Charter Holding Corp.	115	179	226	335
Insurance commission income	293	—	706	—
Brokerage service income	2	—	2	1
Bank owned life insurance income	129	109	233	204

Total noninterest income	3,587	2,730	6,927	5,095

Noninterest expenses
Salaries and employee benefits	3,675	3,552	7,459	6,834
Occupancy and equipment expenses	933	931	1,949	1,969
Advertising and promotion	128	147	255	258
Depositors’ insurance	205	321	399	637
Data processing and outside services	267	261	548	497
Professional services	273	266	515	578
ATM processing fees	121	130	237	256
Supplies	94	81	187	165
Mortgage servicing expense ( income), net of amortization of mortgage servicing rights	39	(54)	45	(61)
Other expenses	1,219	1,218	2,685	2,156

Total noninterest expenses	6,954	6,853	14,279	13,289

Income before provision for income taxes	2,898	2,852	5,865	5,741
Provision for income taxes	886	852	1,771	1,716

Net income	$2,012	$2,000	$4,094	$4,025

Net income available to common stockholders	$1,762	$1,871	$3,594	$3,767

Earnings per common share, basic	$0.30	$0.32	$0.62	$0.65

Average Number of Shares, basic	5,847,908	5,773,772	5,841,040	5,773,772
Earnings per common share, assuming dilution	$0.30	$0.32	$0.61	$0.65

Average Number of Shares, assuming dilution	5,857,022	5,787,229	5,850,456	5,786,870
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net Income	$2,012	$2,000	$4,094	$4,025
Other comprehensive income (loss), net of tax effect	141	1,206	(124)	1,266

Comprehensive income	$2,153	$3,206	$3,970	$5,291

Change in accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$82	$1,211	$(230)	$1,211
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	—	—	—	—
Unrecognized net loss, derivative, net of tax	51	(5)	84	47
Unrecognized net income, equity investment, net of tax	8	—	22	8

Comprehensive (loss) income	$141	$1,206	$(124)	$1,266

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	June 30, 2012	December 31, 2011
Net unrealized holding gains on available-for-sale securities, net of taxes	$1,484	$1,714
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,342)	(2,342)
Unrecognized net loss, derivative, net of tax	(199)	(283)
Unrecognized net income, equity investment, net of tax	46	24

Accumulated other comprehensive loss	$(1,011)	$(887)

Reclassification disclosure for the three and six month periods ended June 30, 2012 and 2011.

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net unrealized holding gains on available-for-sale securities	$1,309	$2,875	$1,944	$3,315
Reclassification adjustment for realized gains in net income	(1,173)	(869)	(2,324)	(1,309)

Other comprehensive (loss) income before income tax effect	136	2,006	(380)	2,006
Income tax (expense) benefit	(54)	(795)	150	(795)

	82	1,211	(230)	1,211

Other comprehensive (loss) income - pension plan	—	—	—	—
Income tax (expense) benefit	—	—	—	—

	—	—	—	—

Change in fair value of derivatives used for cash flow hedges	83	(8)	139	77
Income tax expense	(32)	3	(55)	(30)

	51	(5)	84	47

Other comprehensive income - equity investment	8	—	22	8
Income tax expense	—	—	—	—

	8	—	22	8

Other comprehensive income (loss), net of tax effect	$141	$1,206	$(124)	$1,266

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	June 30,	June 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,094	$4,025
Depreciation and amortization	712	637
Amortization of fair value adjustments, net (loans)	57	68
Amortization of securities, net	625	642
Net decrease in mortgage servicing rights	260	88
Net (increase) decrease in loans held-for-sale	(6,249)	4,651
Increase in cash surrender value of life insurance	(251)	(218)
Amortization of intangible assets	172	217
Provision for loan losses	1,229	410
(Increase) decrease in accrued interest receivable and other assets	(350)	20
Write-down of other real estate owned	190	—
Net gain on sales of other real estate owned	(40)	(9)
Net gain on sales and calls of securities	(2,324)	(1,310)
Income from equity interest in Charter Holding Corp.	(226)	(335)
Change in deferred loan origination fees and cost, net	696	112
Decrease in accrued expenses and other liabilities	(619)	(2,711)

Net cash (used in) provided by operating activities	(2,024)	6,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,347)	(377)
Proceeds from sales and calls of securities available-for-sale	102,454	71,750
Proceeds from maturities of securities available-for-sale	3,000	—
Purchases of securities available-for-sale	(99,064)	(63,260)
Purchase of Federal Home Loan Bank stock	(1,508)	—
Loan originations and principal collections, net	(78,637)	(35,697)
Proceeds from sales of other real estate owned	1,194	89
Purchase of life insurance policies	(5,000)	(2,500)

Net cash used in investing activities	(78,908)	(29,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,840	3,839
Net increase (decrease) in securities sold under agreements to repurchase	5,764	(4,520)
Net increase in advances from Federal Home Loan Bank and other borrowings	69,734	35,000
Redemption of stock warrants	(737)	—
Dividends paid on preferred stock	(488)	(250)
Dividends paid on common stock	(1,517)	(1,501)

Net cash provided by financing activities	96,596	32,568

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,664	8,860
CASH AND CASH EQUIVALENTS, beginning of period	24,740	33,213

CASH AND CASH EQUIVALENTS, end of period	$40,404	$42,073

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	June 30,	June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,347	$2,983
Interest on advances and other borrowed money	1,470	1,493

Total interest paid	$3,817	$4,476

Income taxes paid	$1,956	$2,199

Loans transferred to other real estate owned	$178	$192

Change in due from broker, net	$18,257	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868 and McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”), a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”). These wholly-owned subsidiaries operate through 30 offices strategically located within the greater Dartmouth-Lake Sunapee-Kearsarge and Monadnock regions of west-central New Hampshire and central Vermont.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note C - Impact of New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. (see Note G)

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position, and the required disclosures are reflected in the Company’s notes to the financial statements.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position. The required disclosures have been reflected in the accompanying footnotes.

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In September 2011, FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits – Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU 2011-10, “Derecognition of in Substance Real Estate,” an update to Topic 360, “Property, Plant and Equipment.” The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, “Property, Plant, and Equipment—Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, “Consolidation—Overall”) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after June 15, 2012 and should be applied on a prospective basis to deconsolidating events occurring after the effective date. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The required disclosures have been reflected in the accompanying financial statements.

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

The Company’s derivative financial instruments are generally classified within level 2 of the fair value hierarchy. For these financial instruments, the Company obtains fair value measurements from independent pricing services. The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data that may include publicly available third party market quotes, in developing the curve utilized for discounting future cash flows.

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

The following summarizes assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) March 31, 2012		Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$146,034	$—	$146,034	$—
Municipal bonds	18,172	—	18,172	—
Other bonds and debentures	22,381	—	22,381	—
Equity securities	403	403	—	—

Totals	$186,990	$403	$186,587	$—

(Dollars in thousands) December 31, 2011		Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$155,942	$—	$155,942	$—
Municipal bonds	29,441	—	29,441	—
Other bonds and debentures	24,447	—	24,447	—
Equity securities	488	488	—	—

Totals	$210,318	$488	$209,830	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$329	$—	$329	$—

	$329	$—	$329	$—

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$468	$—	$468	$—

	$468	$—	$468	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$3,381	$—	$—	$3,381

	$3,381	$—	$—	$3,381

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,581	$—	$—	$2,581
Other real estate owned	1,344	—	—	1,344

	$3,925	$—	$—	$3,925

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $3.4 million with no valuation allowance at June 30, 2012. At December 31, 2011, impaired loans had a recorded investment of $4.2 million with a valuation allowance of $253 thousand. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases was a net decrease of $697 thousand and $1 million for the three months ended June 30, 2012 and 2011, respectively.

The fair value of impaired loans was measured based upon real estate appraisals primarily using the sales comparison approach. Unobservable inputs included adjustments to reflect realizable value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	Fair Value	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans	$3,381	Third party appraisal	Discount adjustment to reflect realizable value	25-40%

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) June 30, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$40,404	$40,404	$40,404	$—	$—
Securities available-for-sale	186,990	186,990	403	186,587
Federal Home Loan Bank stock	9,123	9,123	—	—	9,123
Loans held-for-sale	9,683	9,686	—	9,686
Loans, net	791,607	799,025	—	—	799,025
Investment in unconsolidated subsidiaries	620	536	—	—	536
Accrued interest receivable	2,840	2,840	—	—	2,840

Deposits	826,863	830,529	—	—	830,529
FHLB advances	150,972	152,985	—	—	152,985
Notes Payable	272	272	—	—	272
Securities sold under agreements to repurchase	21,278	21,278	—	—	21,278
Subordinated debentures	20,620	17,839	—	—	17,839
Derivatives – interest rate swap	329	329	—	329	—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2011	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$24,740	$24,740	$24,740	$—	$—
Securities available-for-sale	210,318	210,318	488	209,830
Federal Home Loan Bank stock	7,615	7,615	—	—	7,615
Loans held-for-sale	3,434	3,478	—	3,478
Loans, net	714,952	721,388	—	—	721,388
Investment in unconsolidated subsidiaries	620	554	—	—	554
Accrued interest receivable	2,669	2,669	—	—	2,669

Deposits	803,023	806,295	—	—	806,295
FHLB advances	80,967	82,999	—	—	82,999
Notes Payable	543	543	—	—	543
Securities sold under agreements to repurchase	15,514	15,514	—	—	15,514
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives – interest rate swap	468	468	—	468	—

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

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at June 30, 2012, and December 31, 2011 are summarized as follows:

(Dollars in thousands) June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
Mortgage-backed securities	$144,256	$1,778	$—	$146,034
Municipal bonds	17,799	518	—	18,317
Other bonds and debentures	21,987	250	—	22,237
Equity securities	490	2	90	402

Total available-for-sale	$184,532	$2,548	$90	$186,990

(Dollars in thousands) December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale	$207,480	$3,034	$196	$210,318

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2012:

(Dollars in thousands)	Fair Value
Municipal bonds	$635
Other bonds and debentures	4,093

Total due in less than one year	$4,728

Municipal bonds	$3,820
Other bonds and debentures	7,540

Total due after one year through five years	$11,360

Municipal bonds	$6,758
Other bonds and debentures	10,604

Total due after five years through ten years	$17,362

Municipal bonds	$7,104

Total due after ten years	$7,104

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2012, the proceeds from sales of securities available-for-sale were $97.5 million. Gross gains of $2.3 million were realized during the same period on these sales. For the six months ended June 30, 2011, proceeds from sales of securities available-for-sale amount to $53.8 million. Gross gains of $1.3 million were realized during the same period on these sales. For the three months ended June 30, 2012, the proceeds from sales of securities available-for-sale were $57.0 million. Gross gains of $1.2 million were realized during the same period on these sales. For the three months ended June 30, 2011, the proceeds from sales of securities available-for-sale were $30.1 million. Gross gains of $869 thousand were realized during the same period on these sales.

Securities, carried at $141.8 million and $155.9 million were pledged to secure public deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of June 30, 2012, and December 31, 2011, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of June 30, 2012:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
Mortgage-backed securities	$2	$—	$—	$—	$2	$—
Equity securities	378	90	—	—	378	90

Total temporarily impaired securities	$380	$90	$—	$—	$380	$90

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2012, consist of mortgage-backed securities issued by U.S. government sponsored enterprises and equity securities. The unrealized losses on are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate loans
Conventional	$445,775	$397,010
Home equity	69,121	71,990
Construction	15,018	12,731
Commercial	173,556	148,424

	703,470	630,155
Consumer loans	6,485	7,343
Commercial and municipal loans	87,385	83,835
Unamortized adjustment to fair value	1,044	1,101

Total loans	798,384	722,434
Allowance for loan losses	(9,122)	(9,131)
Deferred loan origination costs, net	2,345	1,649

Loans receivable, net	$791,607	$714,952

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of June 30, 2012:

	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$44	$52	$—	$—	$—	$96
Ending balance:
Collectively evaluated for impairment	4,782	3,112	272	807	53	9,026

Total allowance for loan losses ending balance	$4,826	$3,164	$272	$807	$53	$9,122

Loans:
Ending balance:
Individually evaluated for impairment	$5,174	$8,113	$1,195	$1,037	$—	$15,519
Ending balance:
Collectively evaluated for impairment	510,766	165,443	13,823	86,348	6,485	782,865

Total loans ending balance	$515,940	$173,556	$15,018	$87,385	$6,485	$798,384

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2012, and December 31, 2011:

June 30, 2012 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,969	$330	$1,406	$3,705	$5,165
Commercial	742	2,000	537	3,279	8,113
Home equity	165	—	—	165	3
Land and construction	33	—	—	33	1,195
Commercial	642	279	481	1,402	1,037
Consumer	28	—	—	28	6

Total	$3,579	$2,609	$2,424	$8,612	$15,519

December 31, 2011 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days of More	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,925	$615	$1,306	$3,846	$5,578
Commercial	966	584	1,513	3,063	8,485
Home equity	498	—	—	498	—
Land and construction	444	—	176	620	1,006
Commercial	178	352	280	810	1,540
Consumer	22	—	8	30	8

Total	$4,033	$1,551	$3,283	$8,867	$16,617

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans as of June 30, 2012 and December 31, 2011 based on payment performance status (in thousands):

	June 30, 2012
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$2,846	$6,625	$891	$237	$10,599
Non-performing	618	754	—	195	1,567

Total	$3,464	$7,379	$891	$432	$12,166

	December 31, 2011
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$3,447	$6,200	$202	$315	$10,164
Non-performing	402	1,144	—	381	1,927

Total	$3,849	$7,344	$202	$696	$12,091

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of June 30, 2012, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the six month period ending June 30, 2012, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; (3) change in scheduled payment amount; (4) permanent reduction of the principal of the loan; or (5) an extension of additional credit for payment of delinquent real estate taxes.

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the six months ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	4	$714	$714
Commercial	4	3,359	3,359
Land and construction	4	900	900
Commercial	2	104	104

Total	14	$5,077	$5,077

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	For the six months ending June 30, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment
Real estate:
Conventional	9	$1,005
Commercial	12	3,402
Commercial	2	101

Total	23	$4,508

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $9 thousand for the six month period ending June 30, 2012. There were four charge-offs totaling $135 thousand on these defaulted troubled debt restructurings during the six month period ending June 30, 2012.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of June 30, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,879	$5,326	$—	$5,469	$98
Commercial	7,582	8,252	—	8,396	242
Land and construction	1,195	1,195	—	1,156	25
Commercial	1,036	1,257	—	979	9

Total impaired with no related allowance:	$14,692	$16,030	$—	$16,000	$374

With an allowance recorded:
Real estate:
Conventional	$296	$329	$44	$279	$6
Commercial	531	531	52	377	15

Total impaired with an allowance recorded:	$827	$860	$96	$656	$21

Total:
Real estate:
Conventional & Home Equity	$5,168	$5,655	$44	$5,748	$104
Commercial	8,113	8,783	52	8,773	257
Land and construction	1,195	1,195	—	1,156	25
Commercial	1,037	1,257	—	979	9
Consumer	6	6	—	6	—

Total impaired loans:	$15,519	$16,890	$96	$16,656	$395

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$3,926	$3,926	$—	$2,124	$83
Commercial	7,584	7,584	—	6,407	437
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired with no related allowance:	$13,727	$13,727	$—	$9,528	$576

With an allowance recorded:
Real estate:
Conventional	$1,563	$1,563	$77	$542	$32
Commercial	1,326	1,326	231	782	86

Total impaired with an allowance recorded:	$2,889	$2,889	$308	$1,324	$118

Total:
Real estate:
Conventional	$5,489	$5,489	$77	$2,666	$115
Commercial	8,910	8,910	231	7,189	523
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired loans:	$16,616	$16,616	$308	$10,852	$694

The following table presents the Company’s loans by risk ratings as of June 30, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Not formally rated	$505,221	$13,574	$6,199	$22,524	$6,485	$554,003
Pass	5,551	137,164	6,151	63,160	—	212,026
Special Mention	106	5,166	768	701	—	6,741
Substandard	5,062	17,652	1,900	1,000	—	25,614

Total	$515,940	$173,556	$15,018	$87,385	$6,485	$798,384

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at June 30, 2012, was $1.6 million. Servicing rights of $425 thousand were capitalized during the six months ended June 30, 2012, and $192 thousand during the three months ended June 30, 2012. Amortization of capitalized servicing rights was $499 thousand for the six months ended June 30, 2012, and $263 thousand during the three months ended June 30, 2012. The fair value of capitalized servicing rights was $2.0 million of June 30, 2012.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the period indicated:

(Dollars in thousands)	Three months ended June 30, 2012	Six months ended June 30, 2012
Balance, beginning of period	$283	$58
(Decrease) increase	(39)	186

Balance, end of period	$244	$244

Note H – Stock-based Compensation

At June 30, 2012, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the three and six month periods ending June 30, 2012, and June 30, 2011.

Note I - Pension Benefits

The following summarizes the net periodic pension cost for the three and six month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	$84	$82	$168	$164
Expected return on plan assets	(134)	(126)	(268)	(251)
Amortization of unrecognized net loss	65	51	130	103

Net periodic pension cost	$15	$7	$30	$16

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Basic EPS:
Net income as reported	$2,012	$2,000	$4,094	$4,025
Preferred stock net accretion	—	(4)	—	(8)
Cumulative preferred stock dividend earned	(250)	(125)	(500)	(250)

Net income available to common stockholders	$1,762	$1,871	$3,594	$3,767

Weighted average common shares outstanding	5,847,908	5,773,772	5,841,040	5,773,772
Net income per common share – basic	$0.30	$0.32	$0.62	$0.65

Dilutive EPS:
Net income available to common stockholders	$1,762	$1,871	$3,594	$3,767

Weighted average common shares outstanding	5,847,908	5,773,772	5,841,040	5,773,772
Effect of dilutive securities, options	9,114	13,457	9,416	13,098

Average common shares outstanding – diluted	5,857,022	5,787,229	5,850,456	5,786,870
Net income per common share – diluted	$0.30	$0.32	$0.61	$0.65

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and six months ended June 30, 2012:

•	Total assets increased $100.0 million, or 9.60%, to $1.1 billion at June 30, 2012, from $1.0 billion at December 31, 2011.

•	Net loans increased $76.7 million, or 10.71%, to $791.6 million at June 30, 2012, from $715.0 million at December 31, 2011.

•	The Company originated $206.8 million in loans for the six months ended June 30, 2012, compared to $132.0 million for the same period in 2011.

•	The Company’s loan servicing portfolio was $349.0 million at June 30, 2012, compared to $365.8 million at December 31, 2011.

•	Total deposits increased $23.9 million, or 2.98%, to $826.9 million at June 30, 2012, from $803.0 million at December 31, 2011.

•	Net interest and dividend income for the six months ended June 30, 2012, was $14.4 million compared to $14.3 million for the same period in 2011.

•	Net income available to common stockholders was $3.6 million for the six months ended June 30, 2012, compared to $3.8 million for the same period in 2011.

•	Our returns on average assets and average equity for the six months ended June 30, 2012, were 0.82% and 6.94%, respectively, compared to 0.79% and 8.72%, respectively, for the same period in 2011.

•	As a percentage of total loans, non-performing loans decreased from 2.26% at December 31, 2011, to 1.93% at June 30, 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Recent Legislative Updates

In June 2012, the Federal Reserve Board, the OCC and the FDIC issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity. The proposed rules will be subject to a comment period through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, such as trust preferred securities, which would be phased out over time. Although the Dodd-Frank Act only required the phase out of such instruments for institutions with total consolidated assets of $15 billion or more, the proposed rules would require almost all institutions to phase out instruments that will no longer qualify as Tier 1 capital, albeit on a longer time frame than for institutions with total consolidated assets of $15 billion or more.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015.

We are still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets were $1.1 billion at June 30, 2012, compared to $1.0 billion at December 31, 2011, an increase of $100.0 million, or 9.60%. Securities available-for-sale decreased $23.3 million, or 11.08%, to $187.0 million at June 30, 2012 from $210.3 million at December 31, 2011. Net unrealized gains on securities available-for-sale were $2.5 million at June 30, 2012, compared to net unrealized gains of $2.8 million at December 31, 2011. During the six months ended June 30, 2012, we sold securities with a total book value of $95.2 million for a net gain on sales of $2.3 million. During the same period, we purchased $15.0 million of other bonds and debentures and $83.3 million of mortgage-backed securities. Our net unrealized gain (after tax) on our investment portfolio was $1.5 million at June 30, 2012, compared to an unrealized gain (after tax) of $1.7 million at December 31, 2011. The investments in our securities portfolio that were temporarily impaired as of June 30, 2012, consisted primarily of equity securities issued. Management does not intend to sell these securities in the near term. Since we have the ability to hold equity securities until recovery of cost basis, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $76.6 million, or 10.71%, to $791.6 million at June 30, 2012, from $715.0 million at December 31, 2011. The allowance for loan losses decreased $9 thousand to $9.1 million at June 30, 2012, from $9.1 million at December 31, 2011. The change in the allowance for loan losses is the net of the effect of provisions of $1.2 million, charge-offs of $1.4 million, and recoveries of $173 thousand. As a percentage of total loans, non-performing loans decreased from 2.26% at December 31, 2011, to 1.93% at June 30, 2012. Total loan production for the six months ended June 30, 2012, was $206.8 million compared to $132.0 million for the same period in 2011. The increase of loans held in portfolio was primarily due to increases in residential mortgages and commercial real estate loans. At June 30, 2012, our mortgage servicing loan portfolio was $349.0 million compared to $365.8 million at December 31, 2011. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2012, adjustable-rate mortgages comprised approximately 63.9% of our real estate mortgage loan portfolio, which is lower than the mix at December 31, 2011 as more fixed rate real estate loans with terms of 10 years or less were originated during the six months ended June 30, 2012.

Goodwill and other intangible assets amounted to $30.2 million, or 2.64% of total assets, as of June 30, 2012, compared to $30.4 million, or 2.91% of total assets, as of December 31, 2011. The decrease was due to normal amortization of core deposit intangible and customer list assets.

We held no other real estate owned (“OREO”) and property acquired in settlement of loans at June 30, 2012, compared to $1.3 million at December 31, 2011.

Total deposits increased $23.9 million, or 2.98%, to $826.9 million at June 30, 2012, from $803.0 million at December 31, 2011. Non-interest bearing deposit accounts increased $1.6 million, or 2.43%, and interest-bearing deposit accounts increased $22.3 million, or 3.02%, over the same period. The balances at June 30, 2012, included $20.0 million of brokered deposits and $6.3 million of deposits obtained through listing services which is an increase of $15.0 million and no change, respectively, compared to December 31, 2011.

Securities sold under agreements to repurchase increased $5.8 million, or 37.42%, to $21.3 million at June 30, 2012, from $15.5 million at December 31, 2011. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $151.0 million in advances from the Federal Home Loan Bank of Boston (“FHLBB”) at June 30, 2012, an increase of $70.0 million from $81.0 million at December 31, 2011, as advances were utilized, in part, to fund loan growth.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2012, and December 31, 2011 was $9.1 million. At approximately $9.1 million, the allowance for loan losses represents 1.13% of total loans, down from 1.27% at December 31, 2011. Total non-performing assets at June 30, 2012, were approximately $15.4 million, representing 169.37% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $1.2 million to the allowance for loan and lease losses during the six months ended June 30, 2012, compared to $400 thousand for the same period in 2011. Loan charge-offs (excluding the overdraft program) were $1.3 million during the six month period ended June 30, 2012, compared to $246 thousand for the same period in 2011. Recoveries were $99 thousand during the six month period ended June 30, 2012, compared to $84 thousand for the same period in 2011. This activity resulted in net charge-offs of $1.2 million for the six month period ended June 30, 2012, compared to $162 thousand for the same period in 2011. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 42%, 30%, 27%, and 1%, respectively, of the amounts charged-off during the six month period ended June 30, 2012.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.1 million. The provisions made in 2012 reflect growth in the portfolio, loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2012 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2012, the overdraft allowance was $16 thousand, compared to $18 thousand at year-end 2011. Provisions for overdraft losses in the amount of $29 thousand were recorded during the six month period ended June 30, 2012, compared to provisions of $10 thousand that were recorded for the same period during 2011. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the six month periods ended June 30:

(Dollars in thousands)	2012	2011
Balance, beginning of year	$9,113	$9,841

Charge-offs:
Residential real estate	(556)	(147)
Commercial real estate	(393)	(20)
Land and construction	—	(56)
Consumer loans	(8)	(23)
Commercial loans	(349)	—

Total charged-off loans	(1,306)	(246)

Recoveries
Residential real estate	65	52
Commercial real estate	10	—
Land and construction	1	—
Consumer loans	5	4
Commercial loans	18	28

Total recoveries	99	84

Net charge-offs	(1,207)	(162)

Provision for loan loss charged to income:
Residential real estate	788	178
Commercial real estate	264	130
Land and construction	24	11
Consumer loans	10	3
Commercial loans	114	78

Total provision	1,200	400

Ending balance	$9,106	$10,079

The following is a summary of activity in the allowance for overdraft privilege account for the six month period ended June 30:

(Dollars in thousands)	2012	2011
Beginning balance	$18	$23

Overdraft charge-offs	(105)	(127)
Overdraft recoveries	74	108

Net overdraft losses	(31)	(19)

Provision for overdrafts	29	10

Ending balance	$16	$14

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	June 30, 2012			December 31, 2011
Real estate loans
Residential, 1-4 family and home equity loans	$4,782	53%	65%	$4,907	54%	64%
Commercial	3,112	34%	22%	2,915	32%	21%
Land and construction	272	3%	2%	222	2%	2%
Collateral and consumer loans	37	—	1%	40	1%	1%
Commercial and municipal loans	807	9%	10%	721	8%	12%
Impaired loans	96	1%	—	308	3%	—

Allowance	$9,106	100%	100%	$9,113	100%	100%

Allowance as a percentage of total loans		1.14%			1.26%
Non-performing loans as a percentage of allowance		169.37%			178.98%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Allowance for loan and lease losses	$9,106	$9,113
Overdraft allowance	16	18

Total allowance	$9,122	$9,131

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $25.6 million at June 30, 2012, compared to $25.1 million at December 31, 2011. In addition, we had no OREO at June 30, 2012, compared to $1.3 million at December 31, 2011. During the six month period ended June 30, 2012, we sold five properties which were classified as OREO at December 31, 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Five loans considered to be impaired loans at June 30, 2012, have specific allowances identified and assigned. The five loans are secured by real estate, business assets or a combination of both. At June 30, 2012, the allowance included $96 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2011 was $308 thousand.

At June 30, 2012, we had 51 loans with net carrying values of $12.1 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors” and are included in impaired loans. At June 30, 2012, 39 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, twelve were more than thirty days past due at June 30, 2012. The balances of these past due loans were $1.6 million and have no assigned specific allowances. At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $2.4 million at June 30, 2012, compared to $3.3 million at December 31, 2011. Loans 30 to 89 days past due were $6.2 million at June 30, 2012, compared to $5.6 million at December 31, 2011. As a percentage of assets, the recorded investment in non-performing loans decreased from 1.59% at December 31, 2011, to 1.36% at June 30, 2012, and, as a percentage of total loans, decreased from 2.26% at December 31, 2011, to 1.93% at June 30, 2012.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended June 30, 2012, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2012, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 day delinquent loans (1)	$—	—	—	$100	1.10%	0.01%
Non-accrual impaired loans	3,329	36.49%	0.29%	4,173	45.70%	0.40%
Troubled debt restructured	12,094	132.58%	1.06%	12,037	131.83%	1.16%
Other real estate owned and chattel	—	—	—	1,365	14.95%	0.13%

Total non-performing assets	$15,423	169.07%	1.35%	$17,675	193.58%	1.70%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the breakdown of non-performing assets at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans (1)	$15,519	$16,617
Real estate and chattel property owned	—	1,365

Total non-performing assets	$15,519	$17,982

(1)	All loans 90 days or more delinquent are placed on a nonaccruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate loans
Conventional	$5,105	$5,578
Commercial	8,479	8,485
Home equity	—	—
Land and construction	1,195	1,006
Consumer loans	6	8
Commercial and municipal loans	733	1,540

Total	$15,519	$16,617

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

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At June 30, 2012, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $51.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2012, we had approximately $91.0 million in additional borrowing capacity from the FHLB.

At June 30, 2012, stockholders’ equity totaled $110.2 million, compared to $108.7 million at December 31, 2011. This reflects net income of $4.1 million, the declaration and payment of $1.5 million in common stock dividends, the declaration of $500 thousand in preferred stock dividends, the purchase of $737 thousand of stock warrants outstanding, and an increase of $124 thousand in accumulated other comprehensive loss.

At June 30, 2012, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the six months ended June 30, 2012, no shares were repurchased. As a participant in the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), we were prohibited from repurchasing shares of our common stock prior to exiting the program on August 25, 2011.

On June 14, 2012, the Company awarded 5,000 restricted shares of NHTB common stock to each of the Bank’s seven non-employee directors. These shares, issued from Treasury Stock, represent restricted common shares which vest 1,000 common shares per year beginning on June 14, 2013.

At June 30, 2012, we had unrestricted funds available in the amount of $2.4 million. As of June 30, 2012, our total cash needs for the remainder of 2012 are estimated to be approximately $2.8 million with $1.5 million projected to be used to pay dividends on our common stock, $502 thousand to pay interest on our capital securities, $384 thousand to pay dividends on our Series B Preferred Stock (as defined below), $272 thousand to pay-off notes payable and due, and approximately $128 thousand for ordinary operating expense. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional Company cash requirements for 2012, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

For the six months ended June 30, 2012, net cash used in operating activities increased $8.3 million to $2.0 million cash used in compared to $6.3 million provided by for the same period in 2011. The change in loans held for sale increased $10.9 million for the six months ended June 30, 2012, compared to the same period in 2011, with $6.2 million increase in loans held for the period in 2012 compared to a decrease of $4.7 million in 2011. Net gain on sales and calls of securities increased $1.0 million for the six months ended June 30, 2012, compared to the same period in 2011, as a result of the sale and settlement of approximately $97.5 million of securities during the six months ended June 30, 2012, compared to approximately $52.5 million of securities during the same period in 2011. The provision for loan losses increased $819 thousand for the six months ended June 30, 2012, compared to the same period in 2011. The increase in accrued interest receivable and other assets increased $370 thousand while the change in accrued expenses and liabilities decreased $2.1 million.

Net cash used in investing activities was $78.9 million for the six months ended June 30, 2012, compared to $30.0 million for the same period in 2011, an increase of $48.9 million. The cash provided by net securities activities was $6.5 million for the six months ended June 30, 2012, compared to $8.4 million for the same period in 2011. Cash used to purchase Federal Home Loan Bank stock was $1.5 million for the six months ended June 30, 2012, compared to no related cash activity for the same period in 2011. Cash used in loan originations and principal collections, net, was $78.6 million for the six months ended June 30, 2012, an increase of $42.9 million, compared to the same period in 2011. Additionally, $5.0 million of cash was used in the purchase of life insurance policies during the six months ended June 30, 2012, compared to $2.5 million for this purpose in the same period in 2011.

For the six months ended June 30, 2012, net cash flows provided by financing activities increased $64.0 million to $96.6 million compared to net cash provided by financing activities of $32.6 million for the six months ended June 30, 2011. We experienced a net increase of $30.3 million in cash provided by deposits and securities sold under agreements to repurchase comparing the six months ended June 30, 2012, to the same period in 2011. We had an increase of $34.7 million cash provided by FHLBB advances comparing the six months ended June 30, 2012 to the same period in 2011.

On August 25, 2011, as part of the Small Business Lending Fund (“SBLF”) program, we entered into a letter agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”.) We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under CPP.

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of June 30, 2012, the Bank’s ratios were 8.79% and 14.19%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.27 at June 30, 2012, compared to $15.20 per common share at December 31, 2011. Tangible book value per common share was $10.16 at June 30, 2012 compared to $10.00 per common share at December 31, 2011. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousand except for per share data)	June 30, 2012	December 31, 2011
Shareholders’ equity	$110,219	$108,660
Less goodwill	28,650	28,597
Less other intangible assets	1,530	1,755
Less preferred stock	20,000	20,000

Tangible common equity	$60,039	$58,308

Ending common shares outstanding	5,907,402	5,832,360
Tangible book value per common share	$10.16	$10.00

Interest Rate Sensitivity

The principal objective of our interest rate management function is to evaluate the interest rate risk inherent in certain balance sheet accounts and determine the appropriate level of risk given our business strategies, operating environment, capital and liquidity requirements and performance objectives, and to manage the risk consistent with our Board of Directors’ approved guidelines. The Board of Directors has established an Asset/Liability Committee (“ALCO”) to review our asset/liability policies and interest rate position. Trends and interest rate positions are reported to the Board of Directors monthly.

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

Our one-year cumulative interest-rate gap at June 30, 2012 was positive 2.75%, compared to the December 31, 2011, gap of positive 1.65%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five and seven year intervals. In addition, we sell most fixed-rate mortgages with terms of 15 years or longer into the secondary market in order to minimize interest rate risk and provide liquidity.

As another part of its interest rate risk analysis, we use an interest rate sensitivity model, which generates estimates of the change in our economic value of equity (EVE) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The EVE ratio, under any rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the EVE model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on our net interest income and will likely differ from actual results.

The following table sets forth our EVE at June 30, 2012, as calculated by an independent third party agent:

	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$126,874	$95,221	$107,739	$105,002	$99,254	$92,003	$84,723
Percent of Change		-11.6%		-2.5%	-7.9%	-14.6%	-21.4%

EVE Ratio:
Ratio	11.13%	8.38%	9.57%	9.54%	9.24%	8.78%	8.28%
Change in basis points		-120		-3	-33	-80	-130

Comparison of the Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

Consolidated net income for the six months ended June 30, 2012, was $4.1 million, or $0.61 per common share (assuming dilution), compared to $4.0 million, or $0.65 per common share (assuming dilution), for the same period in 2011, an increase of $69 thousand, or 1.73%. Our net interest margin decreased to 3.00% at June 30, 2012, from 3.16% at June 30, 2011. Our return on average assets and average equity for the six months ended June 30, 2012, were 0.82% and 6.94%, respectively, compared to 0.79% and 8.72%, respectively, for the same period in 2011.

Net interest and dividend income increased $101 thousand, or 0.71%, to $14.4 million for the six month period ended June 30, 2012, from $14.3 million for the six month period ended June 30, 2011, as a result of the increase in interest-earning assets offset by the overall decline in net interest margin.

For the six months ended June 30, 2012, total interest and dividend income decreased $564 thousand, or 3.00%, to $18.2 million from $18.8 million for the same period in 2011. Interest and fees on loans decreased $101 thousand, or 0.64%, for the six month period ended June 30, 2012, to $15.7 million from $15.8 million at June 30, 2011, due primarily to loans repricing, new loans booked at current market rates, and an increase in tax-exempt loans comparing periods. Interest on investments decreased $463 thousand, or 15.79%, for the six month period ended June 30, 2012, due primarily to a decreased position in investments coupled with lower yields on investments held comparing periods.

For the six months ended June 30, 2012, total interest expense decreased $665 thousand, or 14.99%, to $3.8 million from $4.4 million for the same period in 2011. Interest on deposits decreased $662 thousand, or 22.48%, due to the overall decline in short-term interest rates comparing periods. Interest on advances and other borrowed money decreased $3 thousand, or 0.19%, to $1.5 million from $1.5 million for the same period in 2011.

The provision for loan losses (not including overdraft allowances) was $1.2 million for the six months ended June 30, 2012, and $400 thousand for the same period in 2011. We made adjustments to the provisions for overdraft losses in the six months ended June 30, 2012, and 2011, recording provisions of $29 thousand and $10 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan and Lease Losses.

For the six months ended June 30, 2012, total noninterest income increased $1.8 million, or 35.29%, to $6.9 million, from $5.1 million for the same period in 2011, as discussed below. In summary, the increase was primarily due to increases in net gains on sales of loans, gains on sales of securities, net, and insurance commission income.

For the six month period ended June 30, 2012:

•

Customer service fees decreased $8 thousand, or 0.31%, to $2.5 million from $2.5 million for the six months ended June 30, 2012. This decrease includes an increase of $102 thousand in ATM-related income for the six months ended June 30, 2012, compared to the same period in 2011 offset in part by decreases of $79 thousand in overdraft fees.

•

Net gain on sale of loans increased $325 thousand, or 75.58%, compared to the same period in 2011, represented by an increase of $15.3 million in loans sold into the secondary market, to $41.6 million for the six months ended June 30, 2012, from $26.2 million for the six months ended June 30, 2011.

•

Gain on sales of securities, net increased $1.0 million to $2.3 million for the six months ended June 30, 2012, from $1.3 million for the six months ended June 30, 2011. This reflects the recognition of gains on the sales of approximately $97.5 million of securities sold during the six months ended June 30, 2012, compared to $52.5 million of securities sold during the same period in 2011.

•

(Loss) gain on sales of other real estate and property owned, net changed $159 thousand to a loss of $150 thousand for the six months ended June 30, 2012, from a gain of $9 thousand for the six months ended June 30, 2011. This reflects the recognition of $190 thousand write-down on a commercial real estate property owned during the six months ended June 30, 2012.

•

Rental income increased $33 thousand, or 9.68%, to $374 thousand for the six months ended June 30, 2012, from $341 thousand for the six months ended June 30, 2011. This reflects additional lease arrangements coupled with normal annual increases.

•

Income from equity interest in Charter Holding Corp. decreased $109 thousand to $226 thousand for the six months ended June 30, 2012, from $335 thousand for the same period in 2011. During the six months ended June 30, 2011, there was non-recurring revenue at Charter Holding Corp. in the amount of approximately $98 thousand accounting for the majority of the change in revenue comparing periods.

•

Insurance and brokerage service income increased $707 thousand to $708 thousand for the six months ended June 30, 2012, compared to the same period in 2011 due to commissions recorded related to McCrillis & Eldredge operations which were acquired during the fourth quarter of 2011.

•

Bank-owned life insurance income increased $29 thousand to $233 thousand from $204 thousand for the six months ended June 30, 2011, which reflects the addition of $5.0 million Bank owned life insurance during the first quarter of 2012.

For the six months ended June 30, 2012, total noninterest expense increased $990 thousand, or 7.45%, to $14.3 million, from $13.3 million for the same period in 2011, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits and other expenses.

For the six month period ended June 30, 2012:

•

Salaries and employee benefits increased $625 thousand, or 9.15%, compared to the six months ended June 30, 2011. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $1.1 million, or 14.09%, from $7.4 million for the six months ended June 30, 2011, to $8.5 million for the six months ended June 30, 2012. Salary expense increased $813 thousand, or 15.55%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to McCrillis & Eldredge which accounts for approximately 38% of the increase. The deferral of expenses in conjunction with the origination of loans increased $391 thousand, or 64.20%, to $1.0 million from $609 thousand for the same period in 2011 due to the increase in loan originations in 2012.

•	Occupancy and equipment expense decreased $20 thousand, or 1.02%, to $1.9 million compared to the same period in 2011.

•

Advertising and promotion decreased $3 thousand, or 1.16%, to $255 thousand from $258 thousand for the same period in 2011. This includes a net increase in print media expenses for the six months ended June 30, 2012, compared to the same period in 2011, partially offset by decreases in radio and television media expenses.

•

Depositors’ insurance decreased $238 thousand, or 37.36%, to $399 thousand from $637 thousand for the same period in 2011 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates.

•

Data processing and outside services increased $51 thousand, or 10.27%, to $548 thousand compared to $497 thousand for the same period in 2011. This primarily reflects increases in expenses associated with our core processing system.

•	Professional services decreased $63 thousand, or 10.90%, to $515 thousand compared to $578 thousand for the same period in 2011, reflecting a decrease in consulting fees and legal fees.

•	ATM processing fees decreased $19 thousand, or 7.42%, to $237 thousand compared to $256 thousand for the same period in 2011 primarily due to lower assessments.

•	Supplies increased $22 thousand, or 13.33%, to $187 thousand compared to $165 thousand for the same period in 2011.

•

Mortgage servicing income net of amortization of mortgage servicing rights increased $106 thousand from a net benefit of $61 thousand for the six months ended June 30, 2011, to a net expense of $45 thousand in 2011 as amortization expense increased $106 thousand during 2012 while mortgage serving income remained flat.

•

Other expenses increased $529 thousand, or 24.51%, to $2.7 million for the six months ended June 30, 2012, compared to $2.2 million for the same period in 2011. This primarily reflects increases of stockholder expenses of $185 thousand, non-performing assets and other real estate owned expenses of $170 thousand, and mortgage service impairment of $148 thousand.

Comparison of the Operating Results for the Three Months Ended June 30, 2012, and June 30, 2011

Consolidated net income for the three months ended June 30, 2012, was $2.0 million, or $0.30 per common share (assuming dilution), compared to $2.0 million, or $0.32 per common share (assuming dilution), for the same period in 2011, an increase of $12 thousand, or 0.62%. Net interest and dividend income increased $196 thousand, or 2.74%, to $7.3 million for the three month period ended June 30, 2012, from $7.1 million for the three month period ended June 30, 2011.

For the three months ended June 30, 2012, total interest and dividend income decreased $154 thousand, or 1.65%, to $9.2 million from $9.3 million for the same period in 2011. Interest and fees on loans increased $157 thousand, or 1.99%, for the three month period ended June 30, 2012, to $8.0 million from $7.9 million for the same period in 2011 due to the increase in new loans booked offsetting the impact of lower market rates. Interest on investments decreased $311 thousand, or 21.39%, for the three month period ended June 30, 2012, due primarily to overall lower yields on the investment portfolio in the period during 2012.

For the three months ended June 30, 2012, total interest expense decreased $350 thousand, or 15.97%, to $1.8 million from $2.2 million for the same period in 2011. Interest on deposits decreased $346 thousand, or 24.00%, due to the overall decline in short-term interest rates comparing periods. Interest on advances and other borrowed money decreased $4 thousand, or 0.53%, to $749 thousand from $753 thousand for the same period in 2011.

The provision for loan losses (not including overdraft allowances) was $1.0 million for the three months ended June 30, 2012, and $150 thousand for the same period in 2011. We made adjustments to the provisions for overdraft losses in the three months ended June 30, 2012, and 2011, recording provisions of $24 thousand and $18 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan and Lease Losses.

For the three months ended June 30, 2012, total noninterest income increased $857 thousand, or 31.39%, to $3.6 million, from $2.7 million for the same period in 2011, as discussed below. In summary, the increase was primarily due to increases in gains on sales of securities, net, and insurance and brokerage service income.

For the three month period ended June 30, 2012:

•

Customer service fees decreased $33 thousand, or 2.56%, to $1.3 million from $1.3 million for the three months ended June 30, 2012, compared to the same period in 2011. This decrease includes an increase of $41 thousand in ATM-related income for the three months ended June 30, 2012, compared to the same period in 2011 offset in part by decreases of $55 thousand in overdraft fees.

•

Net gain on sale of loans increased $299 thousand, or 271.82%, compared to the same period in 2011, represented by an increase of $16.4 million in loans sold into the secondary market, to $23.8 million for the three months ended June 30, 2012, from $7.4 million for the three months ended June 30, 2011.

•

Gain on sales of securities, net increased $304 thousand to $1.2 million for the three months ended June 30, 2012, from $869 thousand for the three months ended June 30, 2011. This reflects the recognition of gains on the sales of approximately $45.0 million of securities sold during the three months ended June 30, 2012, compared to $37.0 million of securities sold during the same period in 2011.

•	Gain on sales of other real estate and property owned, net increased $25 thousand to $31 thousand for the three months ended June 30, 2012, from $6 thousand for the three months ended June 30, 2011.

•

Rental income increased $11 thousand, or 6.51%, to $180 thousand for the three months ended June 30, 2012, from $169 thousand for the three months ended June 30, 2011. This reflects additional lease arrangements coupled with normal annual increases.

•

Income from equity interest in Charter Holding Corp. decreased $64 thousand to $115 thousand for the three months ended June 30, 2012, from $179 thousand for the same period in 2011. During the three months ended June 30, 2011, there was non-recurring revenue at Charter Holding Corp. in the amount of approximately $54 thousand accounting for the majority of the change in revenue comparing periods.

•

Insurance and brokerage service income increased $295 thousand to $295 thousand for the three months ended June 30, 2012, compared to the same period in 2011 due to commissions recorded related to McCrillis & Eldredge operations, which were acquired during the fourth quarter of 2011.

•

Bank-owned life insurance income increased $20 thousand to $129 thousand from $109 thousand for the three months ended June 30, 2011, which reflects the addition of $5.0 million bank-owned life insurance during the first quarter of 2012.

For the three months ended June 30, 2012, total noninterest expense increased $101 thousand, or 1.47%, to $7.0 million, from $6.9 million for the same period in 2011, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits and other expenses.

For the three month period ended June 30, 2012:

•

Salaries and employee benefits increased $123 thousand, or 3.47%, compared to the three months ended June 30, 2011. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $517 thousand, or 13.59%, from $4.3 million for the three months ended June 30, 2011, to $3.8 million for the three months ended June 30, 2012. Salary expense increased $402 thousand, or 15.06%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to McCrillis & Eldredge which accounts for approximately 38% of the increase. The deferral of expenses in conjunction with the origination of loans increased $394 thousand, or 158.23%, to $643 thousand from $249 thousand for the same period in 2011 due to the increase in loan originations in 2012.

•	Occupancy and equipment expense increased $2 thousand, or 0.21%, to $933 thousand compared to the same period in 2011.

•	Advertising and promotion decreased $19 thousand, or 12.93%, to $128 thousand from $147 thousand for the same period in 2011. This includes a decrease of $18 thousand in radio media expenses.

•

Depositors’ insurance decreased $116 thousand, or 36.14%, to $205 thousand from $321 thousand for the same period in 2011 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates.

•

Data processing and outside services increased $6 thousand, or 2.30%, to $267 thousand compared to $261 thousand for the same period in 2011. This primarily reflects increases in expenses associated with our core processing system partially offset by decreases in correspondent services.

•

Professional services increased $7 thousand, or 2.63%, to $273 thousand from $266 thousand for the same period in 2011, reflecting increases in audit, accounting and exam assessments partially offset by a decrease in legal fees.

•	ATM processing fees decreased $9 thousand, or 6.92%, to $121 thousand compared to $130 thousand for the same period in 2011.

•	Supplies increased $13 thousand, or 16.05%, to $94 thousand compared to $81 thousand for the same period in 2011.

•

Mortgage servicing income net of amortization of mortgage servicing rights increased $93 thousand from a net benefit of $54 thousand for the three months ended June 30, 2011, to a net expense of $39 thousand in 2012 as amortization expense increased $90 thousand during 2012 while mortgage serving income decreased $3 thousand.

•

Other expenses increased $1 thousand, or 0.08%, to $1.2 million for the three months ended June 30, 2012, compared to $1.2 million for the same period in 2011. This primarily reflects increases of stockholder expenses of $62 thousand, non-performing assets and other real estate owned expenses of $90 thousand offset by decreases of $87 thousand in mortgage service impairment and $74 thousand in contributions.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every six months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10 million maturing June 17, 2013. Under the swap agreement, we are to receive quarterly interest payments at a floating rate based on three month LIBOR and are obligated to make quarterly interest payments at a fixed-rate of 6.65%.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen W. Ensign
Stephen W. Ensign
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Certificate of Incorporation of the Company (as amended) (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and incorporated herein by reference).

3.1.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

3.1.3	Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011 and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989 and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2004 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.6	Warrant to purchase shares of the Company’s common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009 and incorporated herein by reference).

Exhibit No.	Description

10.1	Small Business Lending Fund – Securities Purchase Agreement, dated August 25, 2011, between the Company and the Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

10.2	Repurchase Agreement, dated August 25, 2011, between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011 and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.