Form 10-Q
period 2012-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2012-11-13
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 10, 2012, was 5,902,402.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	difficulties related to the consummation of the merger and the integration of the businesses of the Bank and The Nashua Bank; and

•	our success at managing the risks involved in the foregoing items.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Dollars in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$16,839	$21,841
Overnight deposits	12,000	2,899

Cash and cash equivalents	28,839	24,740
Securities available-for-sale	174,247	210,318
Federal Home Loan Bank stock	9,123	7,615
Loans held-for-sale	10,718	3,434
Loans receivable, net of allowance for loan losses of $9.8 million as of September 30, 2012, and $9.1 million as of December 31, 2011	810,307	714,952
Accrued interest receivable	2,616	2,669
Bank premises and equipment, net	16,573	16,450
Investments in real estate	3,863	3,451
Other real estate owned	—	1,344
Goodwill and other intangible assets	30,077	30,352
Investment in partially owned Charter Holding Corp., at equity	5,217	4,895
Bank-owned life insurance	18,758	13,347
Other assets	8,023	8,252

Total assets	$1,118,361	$1,041,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$68,465	$64,356
Interest-bearing	762,199	738,667

Total deposits	830,664	803,023
Federal Home Loan Bank advances	120,974	80,967
Notes Payable	272	543
Securities sold under agreements to repurchase	18,330	15,514
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	15,515	12,492

Total liabilities	1,006,375	933,159

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 20,000 shares issued and outstanding at September 30, 2012 and December 31, 2011; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 6,332,681 shares issued and 5,902,402 shares outstanding at September 30, 2012 and 6,292,639 shares issued and 5,832,360 shares outstanding December 31, 2011	63	63
Warrants	—	85
Paid-in capital	66,292	66,658
Retained earnings	53,067	49,892
Accumulated other comprehensive loss	(389)	(887)
Unearned stock awards	(377)	—
Treasury Stock, 430,279 shares as of September 30, 2012 and 460,279 shares as of December 31, 2011, at cost	(6,670)	(7,151)

Total stockholders’ equity	111,986	108,660

Total liabilities and stockholders’ equity	$1,118,361	$1,041,819

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Nine months Ended
(Dollars in thousands, except for per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and dividend income
Interest and fees on loans	$8,305	$7,947	$24,053	$23,797
Interest on debt securities:
Taxable	628	1,154	2,757	3,612
Dividends	15	9	47	29
Other	134	226	443	679

Total interest and dividend income	9,082	9,336	27,300	28,117

Interest expense
Interest on deposits	1,072	1,466	3,358	4,411
Interest on advances and other borrowed money	755	712	2,243	2,203

Total interest expense	1,827	2,178	5,601	6,614

Net interest and dividend income	7,255	7,158	21,699	21,503
Provision for loan losses	1,032	574	2,261	984

Net interest and dividend income after provision for loan losses	6,223	6,584	19,438	20,519

Noninterest income
Customer service fees	1,307	1,348	3,764	3,813
Net gain on sales of loans	778	133	1,534	563
Gain on sales and calls of securities, net	1,091	929	3,415	2,239
Gain (loss) on sales of other real estate and property owned, net of write-down	—	18	(150)	27
Rental income	186	210	560	551
Income from equity interest in Charter Holding Corp.	72	124	298	459
Insurance commission income	343	—	1,048	—
Brokerage service income	1	1	3	2
Bank-owned life insurance income	141	110	374	314

Total noninterest income	3,919	2,873	10,846	7,968

Noninterest expenses (income)
Salaries and employee benefits	3,694	3,691	11,153	10,525
Occupancy and equipment	876	881	2,767	2,850
Advertising and promotion	96	111	350	369
Depositors’ insurance	204	(27)	603	610
Data processing and outside services	301	266	848	763
Professional services	404	230	919	808
ATM processing fees	130	107	367	363
Supplies	93	85	279	251
Mortgage servicing, net of amortization of mortgage servicing rights	50	(67)	96	(128)
Other expenses	1,419	1,477	4,162	3,632

Total noninterest expenses	7,267	6,754	21,544	20,043

Income before provision for income taxes	2,875	2,703	8,740	8,444
Provision for income taxes	845	690	2,616	2,406

Net income	$2,030	$2,013	$6,124	$6,038

Net income available to common stockholders	$1,914	$1,799	$5,507	$5,566

Earnings per common share, basic	$0.32	$0.31	$0.94	$0.96

Weighted average number of shares, basic	5,967,522	5,773,772	5,860,169	5,773,772
Earnings per common share, assuming dilution	$0.32	$0.31	$0.94	$0.96

Weighted average number of shares, assuming dilution	5,967,522	5,786,017	5,866,680	5,786,355
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income	$2,030	$2,013	$6,124	$6,038
Other comprehensive income, net of tax effect	623	707	498	1,974

Comprehensive income	$2,653	$2,720	$6,622	$8,012

Change in accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net unrealized holding gains on available-for-sale securities, net of taxes	$576	$700	$345	$1,911
Unrecognized net gain derivative, net of tax	44	37	129	84
Unrecognized net income (loss), equity investment, net of tax	3	(30)	24	(21)

Comprehensive income	$623	$707	$498	$1,974

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	September 30, 2012	December 31, 2011
Net unrealized holding gains on available-for-sale securities, net of taxes	$2,059	$1,714
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,342)	(2,342)
Unrecognized net loss, derivative, net of tax	(154)	(283)
Unrecognized net income, equity investment, net of tax	48	24

Accumulated other comprehensive loss	$(389)	$(887)

Reclassification disclosure for the three and nine month periods ended September 30, 2012 and 2011 follows:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net unrealized holding gains on available-for-sale securities	$2,045	$2,088	$3,988	$5,403
Reclassification adjustment for realized gains in net income	(1,091)	(929)	(3,415)	(2,239)

Other comprehensive income before income tax effect	954	1,159	573	3,164
Income tax expense	(378)	(459)	(228)	(1,253)

	576	700	345	1,911

Change in fair value of derivatives used for cash flow hedges	73	61	212	139
Income tax expense	(29)	(24)	(83)	(55)

	44	37	129	84

Other comprehensive income (loss) – equity investment	3	(30)	24	(21)
Income tax expense	—	—	—	—

	3	(30)	24	(21)

Other comprehensive income, net of tax effect	$623	$707	$498	$1,974

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(Dollars in thousands)	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,124	$6,038
Depreciation and amortization	1,083	954
Amortization of fair value adjustments, net (loans)	85	90
Amortization of securities, net	840	912
Net decrease in mortgage servicing rights	132	353
Net (increase) decrease in loans held-for-sale	(7,284)	600
Increase in cash surrender value of life insurance	(411)	(346)
Amortization of intangible assets	275	316
Provision for loan losses	2,261	984
Decrease in accrued interest receivable and other assets	20	390
Write-down of other real estate owned	190	—
Net loss (gain) on sales of other real estate owned	132	(27)
Net gain on sales and calls of securities	(3,415)	(2,239)
Income from equity interest in Charter Holding Corp.	(298)	(459)
Change in deferred loan origination fees and cost, net	(967)	(250)
Increase in accrued expenses and other liabilities	3,044	1,306

Net cash provided by operating activities	1,811	8,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,535)	(781)
Proceeds from sales and calls of securities available-for-sale	192,727	113,291
Proceeds from maturities of securities available-for-sale	3,000	—
Purchases of securities available-for-sale	(156,509)	(125,704)
Purchase of Federal Home Loan Bank stock	(1,508)	—
Loan originations and principal collections, net	(96,734)	(31,181)
Proceeds from sales of other real estate owned	1,022	322
Purchase of life insurance policies	(5,000)	(2,500)

Net cash used in investing activities	(64,537)	(46,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,641	11,698
Net increase (decrease) in securities sold under agreements to repurchase	2,816	(3,163)
Net increase in advances from Federal Home Loan Bank and other borrowings	39,736	20,000
Proceeds from exercises of stock options	392	—
Redemption of stock warrants	(737)	—
Proceeds from issuance of preferred stock, Series B	—	20,000
Redemption of preferred stock, Series A	—	(10,000)
Dividends paid on preferred stock	(738)	(389)
Dividends paid on common stock	(2,285)	(2,252)

Net cash provided by financing activities	66,825	35,894

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,099	(2,037)
CASH AND CASH EQUIVALENTS, beginning of period	24,740	33,213

CASH AND CASH EQUIVALENTS, end of period	$28,839	$31,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,415	$4,512
Interest on advances and other borrowed money	2,229	2,224

Total interest paid	$5,644	$6,736

Income taxes paid	$1,917	$1,400

Loans transferred to other real estate owned	$260	$1,265

The accompanying notes are an integral part of these consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868 and McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”), a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products. These wholly owned subsidiaries operate through 29 offices strategically located within the greater Dartmouth-Lake Sunapee-Kearsarge and Monadnock regions of west-central New Hampshire and central Vermont. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note B – Accounting Policies

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

In September 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position. The required disclosures have been reflected in the accompanying financial statements.

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

In December 2011, the FASB issued ASU 2011-10, “Derecognition of in Substance Real Estate,” an update to Topic 360, “Property, Plant and Equipment.” The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, “Property, Plant, and Equipment – Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, “Consolidation – Overall”) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after September 15, 2012 and should be applied on a prospective basis to deconsolidating events occurring after the effective date. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The required disclosures have been reflected in the accompanying financial statements.

Note D – Fair Value Measurements

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

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

The following summarizes assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$155,487	$—	$155,487	$—
Municipal bonds	18,223	—	18,223	—
Other bonds and debentures	145	—	145	—
Equity securities	392	392	—	—

Totals	$174,247	$392	$173,855	$—

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Mortgage-backed securities	$155,942	$—	$155,942	$—
Municipal bonds	29,441	—	29,441	—
Other bonds and debentures	24,447	—	24,447	—
Equity securities	488	488	—	—

Totals	$210,318	$488	$209,830	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$255	$—	$255	$—

	$255	$—	$255	$—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$468	$—	$468	$—

	$468	$—	$468	$—

Assets measured at fair value on a nonrecurring basis

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$5,545	$—	$—	$5,545

	$5,545	$—	$—	$5,545

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,581	$—	$—	$2,581
Other real estate owned	1,344	—	—	1,344

	$3,925	$—	$—	$3,925

Impaired loans measured for impairment, using the fair value of the collateral for collateral dependent loans, had a recorded investment of $5.5 million with no valuation allowance at September 30, 2012. At December 31, 2011, impaired loans had a recorded investment of $4.2 million with a valuation allowance of $253 thousand. Changes in fair value recognized for partial charge-offs of loans and impairment reserves on loans was a net decrease of $2.0 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

The fair value of collateral dependent impaired loans was measured based upon real estate appraisals primarily using the sales comparison approach. Unobservable inputs included adjustments to reflect realizable value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

(Dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans	$5,545	Third party appraisal	Discount adjustment to reflect realizable value	25-40%

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) September 30, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$28,839	$28,839	$28,839	$—	$—
Securities available-for-sale	174,247	174,247	392	173,855
Federal Home Loan Bank stock	9,123	9,123	—	—	9,123
Loans held-for-sale	10,718	10,908	—	10,908
Loans, net	810,307	820,705	—	—	820,705
Investment in unconsolidated subsidiaries	620	557	—	—	557
Accrued interest receivable	2,616	2,616	—	—	2,616

Deposits	830,664	834,820	—	—	834,820
FHLB advances	120,974	123,076	—	—	123,076
Notes Payable	272	272	—	—	272
Securities sold under agreements to repurchase	18,330	18,330	—	—	18,330
Subordinated debentures	20,620	18,517	—	—	18,517
Derivatives – interest rate swap	255	255	—	255	—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2011	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$24,740	$24,740	$24,740	$—	$—
Securities available-for-sale	210,318	210,318	488	209,830
Federal Home Loan Bank stock	7,615	7,615	—	—	7,615
Loans held-for-sale	3,434	3,478	—	3,478
Loans, net	714,952	721,388	—	—	721,388
Investment in unconsolidated subsidiaries	620	554	—	—	554
Accrued interest receivable	2,669	2,669	—	—	2,669

Deposits	803,023	806,295	—	—	806,295
FHLB advances	80,967	82,999	—	—	82,999
Notes Payable	543	543	—	—	543
Securities sold under agreements to repurchase	15,514	15,514	—	—	15,514
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives – interest rate swap	468	468	—	468	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments and derivatives, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at September 30, 2012, and December 31, 2011, are summarized as follows:

(Dollars in thousands) September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
Mortgage-backed securities	$152,613	$2,874	$—	$155,487
Municipal bonds	17,588	635	—	18,223
Other bonds and debentures	145	—	—	145
Equity securities	490	1	99	392

Total available-for-sale	$170,836	$3,510	$99	$174,247

(Dollars in thousands) December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale	$207,480	$3,034	$196	$210,318

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2012:

(Dollars in thousands)	Fair Value
Municipal bonds	$631

Total due in less than one year	$631

Municipal bonds	$3,814

Total due after one year through five years	$3,814

Municipal bonds	$6,771

Total due after five years through ten years	$6,771

Municipal bonds	$7,007
Other bonds and debentures	145

Total due after ten years	$7,152

For the nine months ended September 30, 2012, the proceeds from sales of securities available-for-sale were $156.5 million. Gross gains of $3.4 million were realized during the same period on these sales. For the nine months ended September 30, 2011, proceeds from sales of securities available-for-sale amount to $88.2 million. Gross gains of $2.2 million were realized during the same period on these sales. For the three months ended September 30, 2012, the proceeds from sales of securities available-for-sale were $59.0 million. Gross gains of $1.1 million were realized during the same period on these sales. For the three months ended September 30, 2011, the proceeds from sales of securities available-for-sale were $26.8 million. Gross gains of $929 thousand were realized during the same period on these sales.

Securities, carried at $146.5 million and $155.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase as of September 30, 2012, and December 31, 2011, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of September 30, 2012:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
Mortgage-backed securities	$2	$—	$—	$—	$2	$—
Equity securities	369	99	—	—	369	99

Total temporarily impaired securities	$371	$99	$—	$—	$371	$99

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2012, consist of mortgage-backed securities issued by U.S. government sponsored enterprises and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate loans
Conventional	$462,627	$397,010
Home equity	66,813	71,990
Construction	14,893	12,731
Commercial	171,368	148,424

	715,701	630,155
Consumer loans	6,889	7,343
Commercial and municipal loans	93,880	83,835
Unamortized adjustment to fair value	1,016	1,101

Total loans	817,486	722,434
Allowance for loan losses	(9,795)	(9,131)
Deferred loan origination costs, net	2,616	1,649

Loans receivable, net	$810,307	$714,952

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2012:

	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$43	$48	$—	$—	$—	$91
Ending balance:
Collectively evaluated for impairment	4,848	3,485	340	949	82	9,704

Total allowance for loan losses ending balance	$4,891	$3,533	$340	$949	$82	$9,795

Loans:
Ending balance:
Individually evaluated for impairment	$5,848	$9,509	$912	$713	$—	$16,982
Ending balance:
Collectively evaluated for impairment	524,608	161,859	13,981	93,167	6,889	800,504

Total loans ending balance	$530,456	$171,368	$14,893	$93,880	$6,889	$817,486

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2012, and December 31, 2011:

September 30, 2012 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,674	$1,010	$1,684	$4,368	$5,341
Commercial	1,943	42	2,394	4,379	9,510
Home equity	418	—	—	418	3
Land and construction	7	—	—	7	912
Commercial	38	107	438	583	713
Consumer	22	2	—	24	0

Total	$4,102	$1,161	$4,516	$9,779	$16,479

December 31, 2011 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Real estate:
Conventional	$1,925	$615	$1,306	$3,846	$5,578
Commercial	966	584	1,513	3,063	8,485
Home equity	498	—	—	498	—
Land and construction	444	—	176	620	1,006
Commercial	178	352	280	810	1,540
Consumer	22	—	8	30	8

Total	$4,033	$1,551	$3,283	$8,867	$16,617

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans as of September 30, 2012 and December 31, 2011 based on payment performance status (in thousands):

	September 30, 2012
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$3,110	$5,658	$684	$198	$9,650
Non-performing	526	1,431	—	190	2,147

Total	$3,636	$7,089	$684	$388	$11,797

	December 31, 2011
	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$3,447	$6,200	$202	$315	$10,164
Non-performing	402	1,144	—	381	1,927

Total	$3,849	$7,344	$202	$696	$12,091

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote. As of September 30, 2012, we have not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2012:

(Dollars in thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Interest Only Payments and Extended Maturity	Forgiveness of Principle, Reamortized and Extended Maturity	Other(1)	Total
Real estate:
Residential	$152	$307	$420	$—	$—	$565	$1,444
Commercial	701	—	—	382	2,276	89	3,448
Land and Construction	698	—	—	202	—	—	900
Commercial	36	—	15	104	—	—	155

Total TDRs	$1,587	$307	$435	$688	$2,276	$654	$5,947

(1)	Other includes various combinations of maturity, interest rates, interest only payments, and principal forgiveness not already presented.

The following table presents pre-modification balance information on how loans were modified as TDRs during the twelve months ended December 31, 2011:

(Dollars in thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Interest Only Payments and Extended Maturity	Adjusted Interest Rates and Interest Only Payments	Reduced or Reamortized Payment and Extended Maturity	Total
Real estate:
Residential	$—	$51	$—	$1,997	$1,120	$154	$3,322
Commercial	303	—	—	3,724	—	460	4,487
Land and Construction	—	—	—	202	—	—	202
Commercial	—	—	44	653	—	—	697

Total TDRs	$303	$51	$44	$6,576	$1,120	$614	$8,708

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the nine months ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	11	$1,444	$1,444
Commercial	5	3,448	3,448
Land and construction	4	900	900
Commercial	4	155	155

Total	24	$5,947	$5,947

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	For the nine months ending September 30, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment
Real estate:
Conventional	15	$1,573
Commercial	12	4,032
Commercial	6	265

Total	33	$5,870

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $9 thousand for the nine month period ending September 30, 2012. There were four charge-offs totaling $135 thousand on these defaulted troubled debt restructurings during the nine month period ending September 30, 2012.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,553	$6,464	$—	$5,875	$189
Commercial	8,981	9,651	—	9,042	577
Land and construction	912	912	—	1,107	34
Commercial	713	868	—	1,067	19

Total impaired with no related allowance:	$16,159	$17,895	$—	$17,091	$819

With an allowance recorded:
Real estate:
Conventional	$295	$328	$43	$295	$10
Commercial	528	528	48	530	21

Total impaired with an allowance recorded:	$823	$856	$91	$825	$31

Total:
Real estate:
Conventional	$5,848	$6,792	$43	$6,170	$199
Commercial	9,509	10,179	48	9,572	598
Land and construction	912	912	—	1,107	34
Commercial	713	868	—	1,067	19

Total impaired loans:	$16,982	$18,751	$91	$17,916	$850

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2011:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$3,926	$3,926	$—	$2,124	$83
Commercial	7,584	7,584	—	6,407	437
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired with no related allowance:	$13,727	$13,727	$—	$9,528	$576

With an allowance recorded:
Real estate:
Conventional	$1,563	$1,563	$77	$542	$32
Commercial	1,326	1,326	231	782	86

Total impaired with an allowance recorded:	$2,889	$2,889	$308	$1,324	$118

Total:
Real estate:
Conventional	$5,489	$5,489	$77	$2,666	$115
Commercial	8,910	8,910	231	7,189	523
Land and construction	1,006	1,006	—	307	11
Commercial and industrial	1,211	1,211	—	690	45

Total impaired loans:	$16,616	$16,616	$308	$10,852	$694

The following table presents the Company’s loans by risk ratings as of September 30, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Not formally rated	$518,379	$10,618	$6,454	$29,491	$6,889	$571,831
Pass	5,520	141,592	6,116	62,615	—	215,843
Special Mention	116	4,895	764	292	—	6,067
Substandard	6,441	14,263	1,559	1,482	—	23,745

Total	$530,456	$171,368	$14,893	$93,880	$6,889	$817,486

The following table presents the Company’s loans by risk ratings as of December 31, 2011:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Consumer	Total
Grade:
Not formally rated	$463,402	$—	$—	$—	$7,343	$470,745
Pass	—	125,405	10,506	81,835	—	217,746
Special Mention	109	5,266	1,166	1,163	—	7,704
Substandard	5,489	17,753	1,059	837	—	25,138

Total loans	$469,000	$148,424	$12,731	$83,835	$7,343	$721,333

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. The assessment of those loans less than $250 thousand are based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for loans less than $250 thousand and if a loan becomes delinquent over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2012, was $1.7 million. Servicing rights of $765 thousand were capitalized during the nine months ended September 30, 2012, and $340 thousand during the three months ended September 30, 2012, compared to $430 thousand and $89 thousand for the same periods in 2011, respectively. Amortization of capitalized servicing rights was $763 thousand for the nine months ended September 30, 2012, and $264 thousand during the three months ended September 30, 2012, compared to $568 thousand and $176 thousand for the same periods in 2011, respectively. The fair value of capitalized servicing rights was $2.1 million of September 30, 2012.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the period indicated:

(Dollars in thousands)	Three months ended September 30, 2012	Nine months ended September 30, 2012
Balance, beginning of period	$244	$58
(Decrease) increase	(51)	135

Balance, end of period	$193	$193

Note H – Stock-based Compensation

At September 30, 2012, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” No stock-based employee compensation cost was recognized for the Company’s fixed stock option plans during the three and nine month periods ending September 30, 2012 and 2011.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the three and nine month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost	$84	$82	$252	$245
Expected return on plan assets	(134)	(126)	(402)	(377)
Amortization of unrecognized net loss	65	51	195	154

Net periodic pension cost	$15	$7	$45	$22

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic EPS:
Net income as reported	$2,030	$2,013	$6,124	$6,038
Preferred stock net accretion	—	(45)	—	(53)
Cumulative preferred stock dividend earned	(116)	(169)	(617)	(419)

Net income available to common stockholders	$1,914	$1,799	$5,507	$5,566

Weighted average common shares outstanding	5,967,522	5,773,772	5,860,169	5,773,772
Net income per common share – basic	$0.32	$0.31	$0.94	$0.96

Dilutive EPS:
Net income available to common stockholders	$1,914	$1,799	$5,507	$5,566

Weighted average common shares outstanding	5,967,522	5,773,772	5,860,169	5,773,772
Effect of dilutive securities, options	—	12,245	6,511	12,583

Weighted average common shares outstanding – diluted	5,967,522	5,786,017	5,866,680	5,786,355
Net income per common share – diluted	$0.32	$0.31	$0.94	$0.96

Note K – Merger and Acquisition Activity

The Company announced on August 1, 2012, the execution of a definitive agreement in which the Company will acquire The Nashua Bank (“TNB”) in an exchange of cash and stock (the “Merger”). TNB will merge with and into the Bank and will operate under the name “The Nashua Bank, a division of Lake Sunapee Bank.” The terms of the merger agreement call for each outstanding share of TNB common stock to be converted into the right to receive $14.50 in cash or 1.136 shares of the Company’s common stock. TNB shareholders will have the right to elect either cash or stock with the constraint that the overall transaction must be consummated with 80% of TNB shares being exchanged for Company stock and 20% being exchanged for cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 80/20 split. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of TNB’s shareholders. TNB’s shareholders approved the Merger on October 25, 2012. The transaction is expected to close in the fourth quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and nine months ended September 30, 2012:

•	Total assets increased $76.5 million, or 7.34%, to $1.1 billion at September 30, 2012, from $1.0 billion at December 31, 2011.

•	Net loans increased $95.3 million, or 13.34%, to $810.3 million at September 30, 2012, from $715.0 million at December 31, 2011.

•	We originated $323.3 million in loans for the nine months ended September 30, 2012, compared to $195.8 million for the same period in 2011.

•	Our loan servicing portfolio was $361.1 million at September 30, 2012, compared to $365.8 million at December 31, 2011.

•	Total deposits increased $27.6 million, or 3.44%, to $830.7 million at September 30, 2012, from $803.0 million at December 31, 2011.

•	Net interest and dividend income for the nine months ended September 30, 2012, was $21.7 million compared to $21.5 million for the same period in 2011.

•	Net income available to common stockholders was $5.5 million for the nine months ended September 30, 2012, compared to $5.6 million for the same period in 2011.

•

Our returns on average assets and average equity for the nine months ended September 30, 2012, were 0.82% and 7.24%, respectively, compared to 0.78% and 8.43%, respectively, for the same period in 2011.

•	As a percentage of total loans, non-performing loans decreased from 2.26% at December 31, 2011, to 2.04% at September 30, 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Pending Merger

The Company announced on August 1, 2012, the execution of a definitive agreement in which the Company will acquire The Nashua Bank (“TNB”) in an exchange of cash and stock (the “Merger”). TNB will merge with and into the Bank and will operate under the name “The Nashua Bank, a division of Lake Sunapee Bank.” The terms of the merger agreement call for each outstanding share of TNB common stock to be converted into the right to receive $14.50 in cash or 1.136 shares of the Company’s common stock. TNB shareholders will have the right to elect either cash or stock with the constraint that the overall transaction must be consummated with 80% of TNB shares being exchanged for Company stock and 20% being exchanged for cash. If there is an imbalance in elections, there will be a proration of proceeds to achieve the 80/20 split. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of TNB’s shareholders. TNB’s shareholders approved the Merger on October 25, 2012. The transaction is expected to close in the fourth quarter of 2012.

Recent Legislative Updates

In September 2012, the Federal Reserve Board, the OCC and the FDIC issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity. The proposed rules will be subject to a comment period through October 22, 2012.

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

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets were $1.1 billion at September 30, 2012, compared to $1.0 billion at December 31, 2011, an increase of $76.5 million, or 7.34%. Securities available-for-sale decreased $36.1 million, or 17.15%, to $174.2 million at September 30, 2012 from $210.3 million at December 31, 2011. Net unrealized gains on securities available-for-sale were $3.4 million at September 30, 2012, compared to net unrealized gains of $2.8 million at December 31, 2011. During the nine months ended September 30, 2012, we sold securities with a total book value of $156.1 million for a net gain on sales of $2.9 million. During the same period, we purchased $15.0 million of other bonds and debentures and $140.7 million of mortgage-backed securities. Our net unrealized gain (after tax) on our investment portfolio was $2.1 million at September 30, 2012, compared to an unrealized gain (after tax) of $1.7 million at December 31, 2011. The investments in our securities portfolio that were temporarily impaired as of September 30, 2012, consisted primarily of equity securities issued. Management does not intend to sell these securities in the near term. Since we have the ability to hold equity securities until recovery of cost basis, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $95.3 million, or 13.34%, to $810.3 million at September 30, 2012, from $715.0 million at December 31, 2011. The allowance for loan losses increased $664 thousand to $9.8 million at September 30, 2012, from $9.1 million at December 31, 2011. The change in the allowance for loan losses is the net of the effect of provisions of $2.3 million, charge-offs of $2.1 million, and recoveries of $500 thousand. As a percentage of total loans, non-performing loans decreased from 2.26% at December 31, 2011, to 2.04% at September 30, 2012. Total loan production for the nine months ended September 30, 2012, was $323.3 million compared to $195.8 million for the same period in 2011. The increase of loans held in portfolio was primarily due to increases in residential mortgages and commercial real estate loans. At September 30, 2012, our mortgage servicing loan portfolio was $361.1 million compared to $365.8 million at December 31, 2011. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2012, adjustable-rate mortgages comprised approximately 64.0% of our real estate mortgage loan portfolio, which is lower than the mix at December 31, 2011 as more fixed rate real estate loans with terms of 10 years or less were originated during the nine months ended September 30, 2012.

Goodwill and other intangible assets amounted to $30.1 million, or 2.69% of total assets, as of September 30, 2012, compared to $30.4 million, or 2.91% of total assets, as of December 31, 2011. The decrease was due to normal amortization of core deposit intangible and customer list assets.

We held no other real estate owned (“OREO”) and property acquired in settlement of loans at September 30, 2012, compared to $1.3 million at December 31, 2011.

Total deposits increased $27.6 million, or 3.44%, to $830.7 million at September 30, 2012, from $803.0 million at December 31, 2011. Non-interest bearing deposit accounts increased $4.1 million, or 6.38%, and interest-bearing deposit accounts increased $23.5 million, or 3.19%, over the same period. The balances at September 30, 2012, included $20.0 million of brokered deposits and $7.0 million of deposits obtained through listing services which is an increase of $15.0 million and $747 thousand, respectively, compared to December 31, 2011.

Securities sold under agreements to repurchase increased $2.8 million, or 18.15%, to $18.3 million at September 30, 2012, from $15.5 million at December 31, 2011. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $121.0 million in advances from the FHLB at September 30, 2012, an increase of $40.0 million from $81.0 million at December 31, 2011, as advances were utilized, in part, to fund loan growth.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2012 was 9.8 million and at December 31, 2011 was $9.1 million. At approximately $9.8 million, the allowance for loan losses represents 1.19% of total loans, down from 1.27% at December 31, 2011. Total non-performing assets at September 30, 2012, were approximately $16.5 million, representing 168.23% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $2.2 million to the allowance for loan and lease losses during the nine months ended September 30, 2012, compared to $950 thousand for the same period in 2011. Loan charge-offs (excluding the overdraft program) were $1.9 million during the nine month period ended September 30, 2012, compared to $1.2 million for the same period in 2011. Recoveries were $390 thousand during the nine month period ended September 30, 2012, compared to $89 thousand for the same period in 2011. This activity resulted in net charge-offs of $1.6 million for the nine month period ended September 30, 2012, compared to $1.1 million for the same period in 2011. One-to-four family residential mortgages, commercial real estate, land, commercial, and consumer loans accounted for 51%, 20%, 7%, 21%, and 1%, respectively, of the amounts charged-off during the nine month period ended September 30, 2012.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.8 million. The provisions made in 2012 reflect growth in the portfolio, loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2012 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2012, the overdraft allowance was $35 thousand, compared to $17 thousand at year-end 2011. Provisions for overdraft losses in the amount of $61 thousand were recorded during the nine month period ended September 30, 2012, compared to provisions of $34 thousand that were recorded for the same period during 2011. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more. The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the nine month periods ended September 30:

(Dollars in thousands)	2012	2011
Balance, beginning of year	$9,113	$9,841

Charge-offs:
Residential real estate	(993)	(454)
Commercial real estate	(393)	(407)
Land and construction	(138)	(209)
Consumer loans	(13)	(25)
Commercial loans	(406)	(97)

Total charged-off loans	(1,943)	(1,192)

Recoveries
Residential real estate	164	54
Commercial real estate	24	—
Land and construction	65	—
Consumer loans	6	5
Commercial loans	131	30

Total recoveries	390	89

Net charge-offs	(1,553)	(1,103)

Provision for loan loss charged to income:
Residential real estate	1,106	445
Commercial real estate	791	315
Land and construction	77	26
Consumer loans	11	11
Commercial loans	215	153

Total provision	2,200	950

Ending balance	$9,760	$9,688

The following is a summary of activity in the allowance for overdraft privilege account for the nine month period ended September 30:

(Dollars in thousands)	2012	2011
Beginning balance	$18	$23

Overdraft charge-offs	(155)	(174)
Overdraft recoveries	111	134

Net overdraft losses	(44)	(40)

Provision for overdrafts	61	34

Ending balance	$35	$17

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2012			December 31, 2011
Real estate loans
Residential, 1-4 family and home equity loans	$4,848	50%	65%	$4,907	54%	64%
Commercial	3,485	36%	21%	2,915	32%	21%
Land and construction	340	3%	2%	222	2%	2%
Collateral and consumer loans	82	—	1%	40	1%	1%
Commercial and municipal loans	949	10%	11%	721	8%	12%
Impaired loans	91	1%	—	308	3%	—

Allowance	$9,795	100%	100%	$9,113	100%	100%

Allowance as a percentage of total loans		1.19%			1.26%
Non-performing loans as a percentage of allowance		168.23%			178.98%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Allowance for loan and lease losses	$9,760	$9,113
Overdraft allowance	35	18

Total allowance	$9,795	$9,131

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value (substandard loans less specific allowance) were $23.7 million at September 30, 2012, compared to $25.1 million at December 31, 2011. In addition, we had no OREO at September 30, 2012, compared to $1.3 million at December 31, 2011. During the nine month period ended September 30, 2012, we sold five properties which were classified as OREO at December 31, 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Five loans considered to be impaired loans at September 30, 2012, have specific allowances identified and assigned. The five loans are secured by real estate, business assets or a combination of both. At September 30, 2012, the allowance included $91 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2011 was $308 thousand.

At September 30, 2012, we had 56 loans with net carrying values of $11.1 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors” included in impaired loans. At September 30, 2012, 40 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, sixteen were more than 30 days past due at September 30, 2012. The balances of these past due loans were $2.1 million and have no assigned specific allowances. At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $4.5 million at September 30, 2012, compared to $3.3 million at December 31, 2011. Loans 30 to 89 days past due were $5.3 million at September 30, 2012, compared to $5.6 million at December 31, 2011. As a percentage of assets, the recorded investment in non-performing loans decreased from 1.59% at December 31, 2011, to 1.47% at September 30, 2012, and, as a percentage of total loans, decreased from 2.26% at December 31, 2011, to 2.02% at September 30, 2012.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended September 30, 2012, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2012, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets	Carrying Value	Percentage of Total Allowance	Percentage of Total Assets
90 days or more delinquent loans (1)	$72	0.74%	0.01%	$100	1.10%	0.01%
Non-accrual impaired loans	4,640	47.37%	0.41%	4,173	45.70%	0.40%
Troubled debt restructured	11,130	113.63%	1.00%	12,037	131.83%	1.16%
Other real estate owned and chattel	—	—	—	1,365	14.95%	0.13%

Total non-performing assets	$15,842	161.74%	1.42%	$17,675	193.58%	1.70%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the breakdown of non-performing assets at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans (1)	$16,479	$16,617
Real estate and chattel property owned	—	1,365

Total non-performing assets	$16,479	$17,982

(1)	All loans 90 days or more delinquent are placed on a non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate loans
Conventional	$5,341	$5,578
Commercial	9,510	8,485
Home equity	3	—
Land and construction	912	1,006
Consumer loans	—	8
Commercial and municipal loans	713	1,540

Total	$16,479	$16,617

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

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At September 30, 2012, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $51.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2012, we had approximately $179.0 million in additional borrowing capacity from the FHLB.

At September 30, 2012, stockholders’ equity totaled $112.0 million, compared to $108.7 million at December 31, 2011. This reflects net income of $6.1 million, the declaration and payment of $2.3 million in common stock dividends, the declaration of $738 thousand in preferred stock dividends, the purchase of $737 thousand of stock warrants outstanding, proceeds of $392 thousand from stock options exercised, and a decrease of $498 thousand in accumulated other comprehensive loss.

At September 30, 2012, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the nine months ended September 30, 2012, no shares were repurchased.

On September 14, 2012, we awarded 5,000 restricted shares of NHTB common stock to each of the Bank’s seven non-employee directors. These shares, issued from treasury stock, represent restricted common shares which vest 1,000 common shares per year beginning on September 14, 2013. On August 9, 2012, one director resigned effectively forfeiting all unvested (5,000) shares awarded.

At September 30, 2012, we had unrestricted funds available in the amount of $1.7 million. As of September 30, 2012, our total cash needs for the remainder of 2012 are estimated to be approximately $6.3 million with $768 thousand projected to be used to pay dividends on our common stock, $251 thousand to pay interest on our capital securities, $117 thousand to pay dividends on our Series B Preferred Stock (as defined below), $272 thousand to pay-off notes payable, approximately $375 thousand for ordinary operating expense, and $4.5 million to complete the acquisition of The Nashua Bank. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2012, if needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the nine months ended September 30, 2012, net cash provided by operating activities decreased $6.8 million to $1.8 million compared to $8.6 million for the same period in 2011. The change in loans held for sale increased $7.9 million for the nine months ended September 30, 2012, compared to the same period in 2011, with $7.3 million increase in loans held for the period in 2012 compared to a decrease of $600 thousand in 2011. Net gain on sales and calls of securities increased $1.2 million for the nine months ended September 30, 2012, compared to the same period in 2011, as a result of the sale and settlement of approximately $192.7 million of securities during the nine months ended September 30, 2012, compared to approximately $113.3 million of securities during the same period in 2011. The provision for loan losses increased $1.3 million for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease in accrued interest receivable and other assets decreased $321 thousand while the increase in accrued expenses and liabilities increased $1.7 million.

Net cash used in investing activities was $64.5 million for the nine months ended September 30, 2012, compared to $46.6 million for the same period in 2011, an increase of $17.9 million. The cash provided by net securities activities was $39.2 million for the nine months ended September 30, 2012, compared to cash used in net securities activities of $12.4 million for the same period in 2011. Cash used to purchase FHLB stock was $1.5 million for the nine months ended September 30, 2012, compared to no related cash activity for the same period in 2011. Cash used in loan originations and principal collections, net, was $97.0 million for the nine months ended September 30, 2012, an increase of $65.8 million, compared to the same period in 2011. Additionally, $5.0 million of cash was used in the purchase of life insurance policies during the nine months ended September 30, 2012, compared to $2.5 million for this purpose in the same period in 2011.

For the nine months ended September 30, 2012, net cash flows provided by financing activities increased $30.9 million to $66.8 million compared to net cash provided by financing activities of $35.9 million for the nine months ended September 30, 2011. We experienced a net increase of $21.9 million in cash provided by deposits and securities sold under agreements to repurchase comparing the nine months ended September 30, 2012, to the same period in 2011. We had an increase of $19.7 million cash provided by FHLBB advances and other borrowings comparing the nine months ended September 30, 2012 to the same period in 2011. During the nine months ended September 30, 2011, we used $10.0 million to redeem Series A Preferred Stock and received $20.0 million for the issuance of Series B Preferred Stock (as defined below.)

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of September 30, 2012, the Bank’s ratios were 9.21% and 14.16%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.58 at September 30, 2012, compared to $15.20 per common share at December 31, 2011. Tangible book value per common share was $10.49 at September 30, 2012 compared to $10.00 per common share at December 31, 2011. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands except for per share data)	September 30, 2012	December 31, 2011
Shareholders’ equity	$111,986	$108,660
Less goodwill	28,650	28,597
Less other intangible assets	1,427	1,755
Less preferred stock	20,000	20,000

Tangible common equity	$61,909	$58,308

Ending common shares outstanding	5,902,402	5,832,360
Tangible book value per common share	$10.49	$10.00

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

Our one-year cumulative interest-rate gap at September 30, 2012, was positive 2.65%, compared to the December 31, 2011, gap of positive 1.65%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

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

The following table sets forth our EVE at September 30, 2012, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$130,059	$96,663	$113,343	$113,273	$107,526	$99,346	$90,970
Percent of Change		-14.7%		-0.1%	-5.1%	-12.3%	-19.7%

EVE Ratio:
Ratio	11.65%	8.67%	10.22%	10.42%	10.14%	9.61%	9.03%
Change in basis points		-155		21	-7	-60	-119

Comparison of the Operating Results for the Nine Months Ended September 30, 2012 and September 30, 2011

Consolidated net income for the nine months ended September 30, 2012, was $6.1 million, or $0.94 per common share (assuming dilution), compared to $6.0 million, or $0.96 per common share (assuming dilution), for the same period in 2011, an increase of $86 thousand, or 1.42%. Our net interest margin decreased to 2.90% at September 30, 2012, from 3.22% at September 30, 2011. Our return on average assets and average equity for the nine months ended September 30, 2012, were 0.82% and 7.23%, respectively, compared to 0.88% and 7.91%, respectively, for the same period in 2011.

Net interest and dividend income increased $196 thousand, or 0.91%, to $21.7 million for the nine month period ended September 30, 2012, from $21.5 million for the nine month period ended September 30, 2011, as a result of the increase in interest-earning assets offset by the overall decline in net interest margin.

For the nine months ended September 30, 2012, total interest and dividend income decreased $817 thousand, or 2.91%, to $27.3 million from $28.1 million for the same period in 2011. Interest and fees on loans increased $256 thousand, or 1.08%, for the nine month period ended September 30, 2012, to $24.1 million from $23.8 million at September 30, 2011, due primarily to increased portfolio balances offset by loans repricing. Interest on investments and other interest decreased $1.1 million, or 24.84%, for the nine month period ended September 30, 2012, due primarily to a decreased position in investments coupled with lower yields on investments held comparing periods.

For the nine months ended September 30, 2012, total interest expense decreased $1.0 million, or 15.31%, to $5.6 million from $6.6 million for the same period in 2011. Interest on deposits decreased $1.1 million, or 23.87%, due to the overall decline in short-term interest rates comparing periods as well as a transition from time deposits to lower cost non-maturity deposits. Interest on advances and other borrowed money increased $40 thousand, or 1.82%, to $2.2 million from $2.2 million for the same period in 2011.

The provision for loan losses (not including overdraft allowances) was $2.2 million for the nine months ended September 30, 2012, and $950 thousand for the same period in 2011. We made adjustments to the provisions for overdraft losses in the nine months ended September 30, 2012, and 2011, recording provisions of $61 thousand and $34 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan Losses.

For the nine months ended September 30, 2012, total noninterest income increased $2.9 million, or 36.12%, to $10.8 million, from $8.0 million for the same period in 2011, as discussed below. The increase was primarily due to increases in net gains on sales of loans, gains on sales and calls of securities, net, and insurance commission income.

For the nine month period ended September 30, 2012:

•

Customer service fees decreased $49 thousand, or 1.29%, to $3.8 million from $3.8 million for the nine months ended September 30, 2012. This decrease includes an increase of $124 thousand in ATM-related income for the nine months ended September 30, 2012, compared to the same period in 2011 offset in part by decreases of $138 thousand in overdraft fees.

•

Net gain on sales of loans increased $971 thousand, or 172.48%, compared to the same period in 2011, represented by an increase of $25.2 million in loans sold into the secondary market, to $80.9 million for the nine months ended September 30, 2012, from $39.2 million for the nine months ended September 30, 2011.

•

Gain on sales and calls of securities, net increased $1.2 million to $3.4 million for the nine months ended September 30, 2012, from $2.2 million for the nine months ended September 30, 2011. This reflects the recognition of gains on the sales of approximately $153.1 million of securities sold during the nine months ended September 30, 2012, compared to $78.4 million of securities sold during the same period in 2011.

•

Gain (loss) on sales of other real estate and property owned, net of write-down changed $177 thousand to a loss of $150 thousand for the nine months ended September 30, 2012, from a gain of $27 thousand for the nine months ended September 30, 2011. This reflects the recognition of $190 thousand write-down on a commercial real estate property owned during the nine months ended September 30, 2012.

•

Rental income increased $9 thousand, or 1.63%, to $560 thousand for the nine months ended September 30, 2012, from $551 thousand for the nine months ended September 30, 2011. This reflects additional lease arrangements coupled with normal annual increases.

•

Income from equity interest in Charter Holding Corp. decreased $161 thousand to $298 thousand for the nine months ended September 30, 2012, from $459 thousand for the same period in 2011. During the nine months ended September 30, 2011, there was non-recurring revenue at Charter Holding Corp. coupled with non-recurring expenses for the same period in 2012 which accounts for the majority of the change in revenue comparing periods.

•

Insurance commission income increased $1.0 million to $1.0 million for the nine months ended September 30, 2012, compared to the same period in 2011 due to commissions recorded related to McCrillis & Eldredge operations which were acquired during the fourth quarter of 2011.

•

Bank-owned life insurance income increased $60 thousand to $374 thousand from $314 thousand for the nine months ended September 30, 2011, which reflects the addition of $5.0 million Bank-owned life insurance during the first quarter of 2012.

For the nine months ended September 30, 2012, total noninterest expenses increased $1.5 million, or 7.49%, to $21.5 million, from $20.0 million for the same period in 2011, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits and other expenses.

For the nine month period ended September 30, 2012:

•

Salaries and employee benefits increased $628 thousand, or 5.97%, compared to the nine months ended September 30, 2011. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $1.4 million, or 12.28%, from $11.4 million for the nine months ended September 30, 2011, to $12.8 million for the nine months ended September 30, 2012. Salary expense increased $1.2 million, or 14.37%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to McCrillis & Eldredge which accounts for approximately 40% of the increase. The deferral of expenses in conjunction with the origination of loans increased $703 thousand, or 77.05%, to $1.6 million from $912 thousand for the same period in 2011 due to the increase in loan originations in 2012.

•	Occupancy and equipment decreased $83 thousand, or 2.90%, to $2.8 million compared to the same period in 2011.

•

Advertising and promotion decreased $19 thousand, or 5.14%, to $350 thousand from $369 thousand for the same period in 2011. This includes a net increase in print media expenses for the nine months ended September 30, 2012, compared to the same period in 2011, partially offset by decreases in radio and television media expenses.

•

Depositors’ insurance decreased $7 thousand, or 1.14%%, to $603 thousand from $610 thousand for the same period in 2011 due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates despite increase account balances.

•

Data processing and outside services increased $85 thousand, or 11.14%, to $848 thousand compared to $763 thousand for the same period in 2011. This primarily reflects increases in expenses associated with our core processing system.

•

Professional services increased $111 thousand, or 13.74%, to $919 thousand compared to $808 thousand for the same period in 2011, reflecting an increase in ordinary regulatory assessments and consulting fees related to the transaction to acquire The Nashua Bank.

•	ATM processing fees increased $4 thousand, or 1.16%, to $367 thousand compared to $363 thousand for the same period in 2011.

•	Supplies increased $28 thousand, or 11.16%, to $279 thousand compared to $251 thousand for the same period in 2011.

•

Mortgage servicing net of amortization of mortgage servicing rights increased $224 thousand from a net benefit of $128 thousand for the nine months ended September 30, 2011, to a net expense of $96 thousand in 2012 as amortization expense increased $195 thousand during 2012 while mortgage serving income remained relatively flat.

•

Other expenses increased $530 thousand, or 14.59%, to $4.2 million for the nine months ended September 30, 2012, compared to $3.6 million for the same period in 2011. This primarily reflects increases of holding company expenses of $318 thousand, non-performing assets and other real estate owned expenses of $150 thousand, and mortgage service impairment of $80 thousand.

Comparison of the Operating Results for the Three Months Ended September 30, 2012, and September 30, 2011

Consolidated net income for the three months ended September 30, 2012, was $2.0 million, or $0.32 per common share (assuming dilution), compared to $2.0 million, or $0.31 per common share (assuming dilution), for the same period in 2011, an increase of $17 thousand, or 0.84%. Net interest and dividend income increased $97 thousand, or 1.36%, to $7.3 million for the three month period ended September 30, 2012, from $7.2 million for the three month period ended September 30, 2011.

For the three months ended September 30, 2012, total interest and dividend income decreased $254 thousand, or 2.72%, to $9.1 million from $9.3 million for the same period in 2011. Interest and fees on loans increased $358 thousand, or 4.51%, for the three month period ended September 30, 2012, to $8.3 million from $7.9 million for the same period in 2011 due to the increase in new loans booked offsetting the impact of lower market rates. Interest on investments and other interest decreased $611 thousand, or 43.99%, for the three month period ended September 30, 2012, due primarily to reduced holdings and overall lower yields on the investment portfolio in the period during 2012.

For the three months ended September 30, 2012, total interest expense decreased $351 thousand, or 16.1%, to $1.8 million from $2.2 million for the same period in 2011. Interest on deposits decreased $394 thousand, or 26.86%, due to the overall decline in short-term interest rates coupled with a migration to lower cost deposits from time deposits comparing periods. Interest on advances and other borrowed money increased $43 thousand, or 6.04%, to $755 thousand from $712 thousand for the same period in 2011.

The provision for loan losses (not including overdraft allowances) was $1.0 million for the three months ended September 30, 2012, and $550 thousand for the same period in 2011. We made adjustments to the provisions for overdraft losses in the three months ended September 30, 2012, and 2011, recording provisions of $32 thousand and $24 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan Losses.

For the three months ended September 30, 2012, total noninterest income increased $1.0 million, or 36.43%, to $3.9 million, from $2.9 million for the same period in 2011, as discussed below. In summary, the increase was primarily due to increases in net gains on sales of loans and insurance commission income.

For the three month period ended September 30, 2012:

•

Customer service fees decreased $41 thousand, or 3.04%, to $1.3 million from $1.3 million for the three months ended September 30, 2012, compared to the same period in 2011. This decrease includes a decrease of $59 thousand in overdraft fees for the three months ended September 30, 2012, compared to the same period in 2011.

•

Net gain on sales of loans increased $645 thousand, or 484.96%, compared to the same period in 2011, represented by an increase of $26.4 million in loans sold into the secondary market, to $39.3 million for the three months ended September 30, 2012, from $12.9 million for the three months ended September 30, 2011 coupled with higher valuations during the period in 2012.

•

Gain on sales and calls of securities, net increased $162 thousand to $1.1 million for the three months ended September 30, 2012, from $929 thousand for the three months ended September 30, 2011. This reflects the recognition of gains on the sales of approximately $90.3 million of securities sold during the three months ended September 30, 2012, compared to $41.5 million of securities sold during the same period in 2011.

•

Gain (loss) on sales of other real estate and property owned, net of write-down decreased $18 thousand to no activity for the three months ended September 30, 2012, from $18 thousand for the three months ended September 30, 2011.

•

Rental income decreased $24 thousand, or 11.43%, to $186 thousand for the three months ended September 30, 2012, from $210 thousand for the three months ended September 30, 2011. This reflects a reduction in safe deposit box rental income.

•

Income from equity interest in Charter Holding Corp. decreased $52 thousand to $72 thousand for the three months ended September 30, 2012, from $124 thousand for the same period in 2011. During the three months ended September 30, 2012, there was non-recurring expense at Charter Holding Corp. accounting for the majority of the change in revenue comparing periods.

•

Insurance commission income increased $343 thousand to $343 thousand for the three months ended September 30, 2012, compared to the same period in 2011 due to commissions recorded related to McCrillis & Eldredge operations, which were acquired during the fourth quarter of 2011.

•

Bank-owned life insurance income increased $31 thousand to $141 thousand from $110 thousand for the three months ended September 30, 2011, which reflects the addition of $5.0 million bank-owned life insurance during the first quarter of 2012.

For the three months ended September 30, 2012, total noninterest expense increased $513 thousand, or 7.61%, to $7.3 million, from $6.8 million for the same period in 2011, discussed as follows. In summary, the increase was primarily due to increases in depositor’s insurance and professional services.

For the three month period ended September 30, 2012:

•

Salaries and employee benefits increased $3 thousand, or 0.08%, compared to the three months ended September 30, 2011. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $283 thousand, or 7.08%, from $4.0 million for the three months ended September 30, 2011, to $4.3 million for the three months ended September 30, 2012. Salary expense increased $340 thousand, or 12.16%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to McCrillis & Eldredge which accounts for approximately 45% of the increase. The deferral of expenses in conjunction with the origination of loans increased $280 thousand, or 92.39%, to $583 thousand from $303 thousand for the same period in 2011 due to the increase in loan originations in 2012.

•	Occupancy and equipment decreased $5 thousand, or 0.57%, to $876 thousand compared to the same period in 2011.

•

Advertising and promotion decreased $15 thousand, or 13.51%, to $96 thousand from $111 thousand for the same period in 2011. This includes decreases of $9 thousand in radio media expenses and $11 thousand in print media expenses offset by increases in web media expenses and production expenses.

•

Depositors’ insurance increased $231 thousand to $204 thousand from a benefit of $27 thousand for the same period in 2011 due primarily to a non-recurring adjustment during the period in 2011 as a result of changes by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates.

•

Data processing and outside services increased $35 thousand, or 13.16%, to $301 thousand compared to $266 thousand for the same period in 2011. This primarily reflects increases in expenses associated with our core processing system and collection expenses partially offset by decreases in correspondent services.

•

Professional services increased $174 thousand, or 75.65%, to $404 thousand from $230 thousand for the same period in 2011, reflecting an increase in ordinary regulatory assessments and consulting fees related to the transaction to acquire The Nashua Bank.

•	ATM processing fees increased $23 thousand, or 21.50%, to $130 thousand compared to $107 thousand for the same period in 2011.

•	Supplies increased $8 thousand, or 9.41%, to $93 thousand compared to $85 thousand for the same period in 2011.

•

Mortgage servicing net of amortization of mortgage servicing rights increased $117 thousand from a net benefit of $67 thousand for the three months ended September 30, 2011, to a net expense of $50 thousand in 2012 as amortization expense increased $88 thousand during 2012 while mortgage serving income decreased $30 thousand.

•

Other expenses decreased $58 thousand, or 3.93%, to $1.4 million for the three months ended September 30, 2012, compared to $1.5 million for the same period in 2011. This primarily reflects increases of stockholder expenses of $133 thousand offset by decreases in non-performing assets and other real estate owned expenses of $19 thousand and mortgage service impairment of $229 thousand.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every nine months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities and used the net proceeds from the offering to purchase a like amount of our 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”). Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures III.

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

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on September 17, 2008. The interest rate agreement converts Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement has a notional amount of $10 million maturing September 17, 2013. Under the swap agreement, we are to receive quarterly interest payments at a floating rate based on three month LIBOR and are obligated to make quarterly interest payments at a fixed-rate of 6.65%.

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

Item 1A. Risk Factors

Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K.

The merger with TNB is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on us.

Before the merger may be completed, various approvals, consents or waivers must be obtained from state and federal governmental authorities, including the OCC and the State of New Hampshire Banking Department. Satisfying the requirements of these governmental entities may delay the date of completion of the merger. In addition, these governmental entities may include conditions on the completion of the merger or require changes to the terms of the merger. While we and TNB do not currently expect that any such conditions or changes would result in a material adverse effect on us, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting our revenues following the merger, any of which might have a material adverse effect on us following the merger. The parties are not obligated to complete the merger should any regulatory approval contain a non-customary condition that materially alters the benefit to which we bargained for in the merger agreement.

The failure to successfully integrate TNB’s business and operations in the expected time frame may adversely affect our future results.

The success of the merger will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the business of TNB with our business. However, to realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

We and TNB have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on our Company.

Failure to complete the merger could negatively impact our stock prices and future businesses and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees; and

•

matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us or TNB to perform our respective obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2012.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between, New Hampshire Thrift Bancshares, Inc. and The Nashua Bank, dated August 1, 2012 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2011, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on March 25, 2011, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.