Form 10-K
period 2012-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2013-03-28
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 20, 2013, there were 7,064,489 shares of the registrant’s common stock issued and outstanding.

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $69.3 million based on the closing sale price as reported on the NASDAQ Global Market.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of any legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continues,” “remains,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

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

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, , McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

PART I.

Item 1. Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (“FDIC”) in 1959 and a member of the Federal Home Loan Bank of Boston (“FHLBB”) in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Andover, Bradford, Claremont, Enfield, Grantham, Guild, Hillsboro, Lebanon, Milford, Nashua, Newbury, New London, Peterborough, Sunapee and West Lebanon, New Hampshire, and Brandon, Pittsford, Rutland, West Rutland, and Woodstock, Vermont.

Through McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”) and Lake Sunapee Financial Services Corporation, we offer insurance services and brokerage services, respectively, to our customers. Lake Sunapee Group, Inc. owns and maintains the Bank’s buildings and investment properties.

Market Area

Our market area is concentrated in the counties of Cheshire, Hillsborough, Grafton, Merrimack and Sullivan in central and western New Hampshire and the counties of Rutland and Windsor in Vermont. These areas are best known for their recreational facilities and their resort/retirement environment.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, proxy statements or other information filed by us at the SEC’s public reference room in Washington, D.C., which is located at the following address: Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference room. Our SEC filings are also available to the public from document retrieval services and at the SEC’s website (www.sec.gov). We also make our filings available free of charge on our website (www.nhthrift.com) by clicking on “SEC Filings.”

LENDING ACTIVITIES

Our net loan portfolio was $902.2 million at December 31, 2012, representing approximately 71% of total assets. As of December 31, 2012, approximately 68% of the mortgage loan portfolio had adjustable rates. As of December 31, 2012, we had sold $385.4 million in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize our interest rate risk, provide liquidity and build a servicing portfolio.

REAL ESTATE LOANS. Our loan origination team solicits conventional residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to us by our existing customers or real estate agents. Generally, we make conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. We also make residential loans up to 95% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, we offer one-year, three-year, five-year, seven-year, and ten-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to us. Management believes that, due to prepayments in connection with refinancing and sales of property, the average length of our long-term residential loans is approximately seven years.

The terms of conventional residential mortgage loans originated by us contain a “due-on-sale” clause, which permits us to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in our portfolio.

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

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$471,449	51.84%	$397,010	55.04%	$347,606	50.90%
Commercial	234,264	25.76	148,424	20.58	143,768	21.05
Home equity	69,291	7.62	71,990	9.98	74,884	10.97
Construction	19,412	2.13	12,731	1.76	19,210	2.81
Consumer loans	7,304	0.80	7,343	1.02	8,079	1.18
Commercial and municipal loans	107,750	11.85	83,835	11.62	89,361	13.09

Total loans	909,470	100.00%	721,333	100.00%	682,908	100.00%
Unamortized adjustment to fair value	—		1,101		1,202
Allowance for loan losses	(9,923)		(9,131)		(9,864)
Deferred loan origination costs, net	2,689		1,649		1,268

Loans receivable, net	$902,236		$714,952		$675,514

			2009		2008
			Amount	% of Total	Amount	% of Total
			($ in thousands)
Real estate loans
Conventional			$327,691	52.24%	$347,186	54.32%
Commercial			135,839	21.66	136,508	21.36
Home equity			73,611	11.74	67,398	10.54
Construction			18,308	2.92	13,515	2.11
Consumer loans			9,372	1.49	12,070	1.89
Commercial and municipal loans			62,387	9.95	62,491	9.78

Total loans			627,208	100.00%	639,168	100.00%
Unamortized adjustment to fair value			1,303		1,400
Allowance for loan losses			(9,519)		(5,594)
Deferred loan origination costs, net			1,342		1,746

Loans receivable, net			$620,334		$636,720

Each loan type represents different levels of general and inherent risk within the loan portfolio. We prepare an analysis of this risk by applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions, and portfolio change trends. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $3.6 million, or 36.44% of the total allowance, was allocated to the originated commercial real estate portfolio at December 31, 2012. The originated commercial real estate portfolio represents 21.76% of total originated loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.9 million, or 49.35% of the total allowance, is allocated to the originated residential real estate and originated home equity loan portfolio. The originated residential real estate and home equity loan portfolios represent 64.16% of total originated loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $918 thousand, or 9.25% of the total allowance, is allocated to the originated commercial and municipal loan portfolio. The originated commercial and municipal loan portfolio represents 11.42% of total originated loans. The originated commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan types within the loan portfolio, representing 7.17% of the six-month average of delinquencies, and moderate charge-off factors compared to other categories on average.

The following table sets forth the maturities of the loan portfolio at December 31, 2012, and indicates whether such loans have fixed or adjustable interest rates:

(Dollars in thousands)	One year or less	One through five years	Over five years	Total
Maturities
Real Estate Loans with:
Predetermined interest rates	$13,211	$40,981	$283,841	$338,033
Adjustable interest rates	4,117	11,074	439,135	454,326

	17,328	52,055	722,976	792,359

Collateral/Consumer Loans with:
Predetermined interest rates	1,663	4,577	1,180	7,420
Adjustable interest rates	0	11	38	49

	1,663	4,588	1,218	7,469

Commercial/Municipal Loans with:
Predetermined interest rates	14,810	22,971	54,772	92,553
Adjustable interest rates	165	4,222	11,111	15,498

	14,975	27,193	65,883	108,051

Unamortized adjustment to fair value	—	—	1,591	1,591

Totals (1)	$33,966	$83,836	$791,668	$909,470

(1)	This table includes $18.4 million of non-performing loans, which are categorized within the respective loan types.

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

Delinquent Loans, Classified Assets and Other Real Estate Owned

Reports listing delinquent accounts are generated and reviewed by management and the Board of Directors on a monthly basis. The procedures taken by us when a loan becomes delinquent vary depending on the nature of the loan. When a borrower fails to make a required loan payment, we take a number of steps to ensure that the borrower will cure the delinquency. We generally send the borrower a notice of non-payment and then follow up with telephone and/or written correspondence. When contact is made, we attempt to obtain full payment, work out a repayment schedule, or in certain instances obtain a deed in lieu of foreclosure. If foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. If we purchase the property, it becomes other real estate owned (“OREO”).

Federal regulations and our Assets Classification Policy require that we utilize an internal asset classification system as a means of reporting problem assets and potential problem assets. We have incorporated the internal asset classifications of the Office of the Comptroller of the Currency (the “OCC”) as part of our credit monitoring system. We currently classify problem and potential problem assets as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weaknesses present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

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

We classify assets in accordance with the guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2012 and 2011 were $26.3 million and $25.1 million, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

As of December 31, 2012, the Bank owned two service corporations: the Lake Sunapee Group, Inc. and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

Additionally, the Bank owns McCrillis & Eldredge, a full-line independent insurance agency offering a complete range of commercial insurance services and consumer products, including life, health, auto and homeowner insurances.

NHTB Capital Trust II and III

NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, Trust III issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, Trust II issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust II to fixed-rate payments which expires on June 17, 2013. For more information, see Note 2 of our Consolidated Financial Statements located elsewhere in this report.

COMPETITION

We face strong competition in the attraction of deposits. Our most direct competition for deposits comes from other thrifts and commercial banks as well as credit unions located in our primary market areas. We face additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

We compete for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. We do not rely upon any individual, group or entity for a material portion of our deposits.

Our competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. We compete for loan originations primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers, real estate brokers and builders. Our competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. We have six loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

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

We categorize our securities as held-to-maturity, available-for-sale, or held-for-trading according to management intent. Please refer to Note 3 of our Consolidated Financial Statements located elsewhere in this report for certain information regarding amortized costs, fair values and maturities of securities.

The following table sets forth as of December 31, 2012, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (in thousands):

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale securities
U.S. Treasury notes	$40,852	$40,881	0.55%
Municipal bonds	3,672	3,775	1.84

Total due after one year through five years	44,524	44,656	0.65

U.S. Treasury notes	10,542	10,494	0.80
Municipal bonds	6,524	6,747	2.99

Total due after five years through ten years	17,066	17,241	1.63

Municipal bonds	11,916	12,160	3.37
Other bonds and debentures	70	70	6.79

Total due after ten years	11,986	12,230	3.39

	$73,576	$74,127	1.30%

The amortized cost and approximate fair value for our available-for-sale securities portfolio are summarized as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale securities	$210,408	$2,170	$209	$212,369

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale securities	$207,480	$3,034	$196	$210,318

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. government, including agencies	$6,000	$—	$183	$5,817
Mortgage-backed securities	117,428	660	299	117,789
Municipal bonds	32,864	39	1,336	31,567
Other bonds and debentures	36,069	854	38	36,885
Preferred stock with maturities	3,446	—	43	3,403
Equity securities	495	30	1	524

Total available-for-sale securities	$196,302	$1,583	$1,900	$195,985

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from within our primary market areas. We use traditional means to advertise our deposit products, including print media. We generally do not solicit deposits from outside our primary market areas, although we may obtain these deposits from time to time as part of liquidity contingency plan testing. We offer negotiated rates on some of our certificate accounts. At December 31, 2012, time deposits represented approximately 37% of total deposits. Time deposits included $183.6 million of certificates of deposit in excess of $100,000.

The following table presents our deposit activity for the years ended December 31:

	2012	2011	2010
	(Dollars in Thousands)
Net deposits (withdrawals)	$43,458	$19,033	$37,157
Deposits assumed through acquisition	98,479	—	—
Interest credited on deposit accounts	4,381	5,771	6,634

Total increase in deposit accounts	$146,318	$24,804	$43,791

At December 31, 2012, we had approximately $183.6 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

	Amount	Weighted Average Rate
	($ in thousands)
Maturity Period
3 months or less	$47,047	0.49%
Over 3 through 6 months	27,829	0.51%
Over 6 through 12 months	19,621	0.87%
Over 12 months	89,083	1,79%

Total	$183,580	1.16%

The following table sets forth the distribution of our deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$74,133	7.8%	$64,356	8.0%	$53,265	6.8%
NOW accounts	248,329	26.2	209,150	26.1	201,469	25.9
Money market accounts	82,608	8.7	40,503	5.0	36,328	4.7
Regular savings accounts	10,112	1.1	9,812	1.2	10,956	1.4
Treasury savings accounts	180,253	18.9	142,682	17.8	124,004	15.9
Club deposits	102	—	96	—	95	—

Total	595,537	62.7	466,599	58.1	426,117	54.7

Time deposits
Less than 12 months	210,349	22.2	236,691	29.5	261,854	33.7
Over 12 through 36 months	96,316	10.1	44,015	5.5	57,102	7.3
Over 36 months	47,139	5.0	55,718	6.9	33,146	4.3

Total time deposits	353,804	37.3	336,424	41.9	352,102	45.3

Total Deposits	$949,341	100.0%	$803,023	100.0%	$778,219	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
NOW	$270,574	0.09%	$227,174	0.12%	$196,566	0.12%
Savings deposits	151,238	0.18	144,725	0.21	132,166	0.28
Money market deposits	40,872	0.34	38,672	0.42	34,675	0.50
Time deposits	332,545	1.13	348,730	1.45	344,875	1.70
Demand deposits	29,657	—	26,832	—	26,517	—

Total Deposits	$824,886		$786,133		$734,799

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2012	2011	2010
	($ in thousands)
0.00% – 0.99%	$197,076	$190,949	$106,804
1.00% – 1.99%	96,845	65,670	153,202
2.00% – 2.99%	30,879	46,428	41,668
3.00% – 3.99%	28,752	33,044	49,399
4.00% – 4.99%	252	833	1,026
5.00% – 5.99%	—	—	3

Total	$353,804	$336,924	$352,102

Borrowings

We utilize advances from the FHLBB as a funding source alternative to retail deposits. By utilizing FHLBB advances, we can meet our liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by us and secondarily by our investment in capital stock of the FHLBB. The maximum amount that the FHLBB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLBB. At December 31, 2012, we had outstanding advances of $142.7 million from the FHLBB compared to advances outstanding of $81.0 million from the FHLBB at December 31, 2011.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of our Consolidated Financial Statements included elsewhere in this report for the years indicated:

	2012	2011	2010
	(Dollars in thousands)
Balance at year end	$30,500	$15,000	$—
Average amount outstanding	26,745	24,096	14,822
Maximum amount outstanding at any month-end	35,000	35,000	30,000
Average interest rate for the year	0.27%	0.28%	0.33%
Average interest rate on year-end balance	0.32%	0.19%	—

REGULATION

General. The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve and the SEC. The Bank, as a federal savings bank, is subject to regulation, examination and supervision by the OCC, as its primary regulator, and the FDIC as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), enacted on July 21, 2010, the Office of Thrift Supervision (“OTS”) was be abolished as of July 21, 2011, and its rights and duties were transferred to the Federal Reserve, as to savings and loan holding companies, and to the OCC, as to savings banks. Therefore, as of that date (the “Transfer Date”), the Company became subject to regulation by the Federal Reserve rather than the OTS, and the Bank became subject to regulation by the OCC rather than the OTS. The Dodd-Frank Act also created a new Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve, to begin operations on the Transfer Date. The CFPB has broad authority to issue regulations implementing numerous consumer laws, and we will be subject to those regulations.

The following references to the laws and regulations under which the Company and the Bank are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OCC, Federal Reserve and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws by Congress or regulations or policies by the FDIC, the Federal Reserve, the OCC, the SEC or the CFPB, could have a material adverse impact on the Company and the Bank, and their operations and stockholders.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (“HOLA”), and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. The Bank met the QTL test at December 31, 2012, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a bank charter.

Capital Requirements. OCC regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OCC regulations;

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

At December 31, 2012, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OCC regulatory capital requirements at December 31, 2012:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$108,546	$18,452	$90,094
Core capital	108,546	49,206	59,340
Risk-based capital	118,109	64,456	53,653

Pursuant to Dodd-Frank, the Company, as a saving and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve through its rulemaking authority. As mandated by Dodd-Frank, those requirements must be at least as stringent as those applicable to insured depository institutions, such as Bank.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination, dated August 2012.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. The assessment system for institutions of the Bank’s size focuses on two tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas; and

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

Consumer Protection. The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and established the CFPB.

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule will become effective January 10, 2014.

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

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2012, the Bank met the criteria for being considered “well capitalized.”

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

In addition, Section 10(f) of the HOLA requires a subsidiary savings association of a saving and loan holding company, such as Bank, to file a notice with and receive the nonobjection of the Federal Reserve prior to declaring certain types of dividends. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from the Bank.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the first quarter of 2013, due December 28, 2012, was 0.0064% of insured deposits. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks (“FHLB”) comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2012 of $9.5 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). A 3% reserve is required for transaction account balances over $12.4 million and up to and including $79.5 million, plus 10% on the excess over $79.5 million. These requirements are subject to adjustment annually by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in the form of a deposit with a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OCC. FHLB System members are also authorized to borrow from the Federal Reserve discount window, subject to applicable restrictions.

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

Capital. Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to Dodd-Frank, the Company, as a saving and loan holding company, will be subject to capital requirements to be determined by the Federal Reserve through its rulemaking authority. Those requirements will be at least as stringent as those applicable to insured depository institutions. These rules are pending.

Source of Strength. Federal Reserve policy requires savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations. The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength. As a result, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a savings and loan holding company to any of its subsidiary savings associations are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary savings associations. In the event of a savings and loan holding company’s bankruptcy, any commitment by the savings and loan holding company to a federal banking agency to maintain the capital of a subsidiary insured depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.

Control. HOLA and the Federal Reserve’s implementing regulations prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution without prior Federal Reserve approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior Federal Reserve approval.

Activity Restrictions. Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm Leach Bliley Act of 1999 (the “GLB Act”), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the QTL test.

Transactions with Affiliates. Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012 Annual Meeting of Stockholders, the Company’s stockholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of the named executive officers of the Company annually. In light of the results, the Board of Directors determined to hold the vote annually.

EMPLOYEES

At December 31, 2012, we had a total of 254 full-time employees, 31 part-time employees, and 19 per-diem employees. These employees are not represented by collective bargaining agents. We believe that our relationship with our employees is good.

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

Our current market area is principally located in Cheshire, Hillsborough, Grafton, Merrimack and Sullivan counties in central and western New Hampshire and in Rutland and Windsor counties in Vermont. Future growth opportunities depend on the growth and stability of the regional economy and our ability to expand our market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability and business.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products, and/or limit pricing able to be charged on certain banking services, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

As a result of the Dodd-Frank Act, on July 21, 2011, the primary regulator of the Company and the Bank, the OTS, was abolished and its rights and duties were transferred to the Federal Reserve, as to savings and loan holding companies such as the Company, and to the OCC, as to federal savings banks such as the Bank. The Dodd-Frank Act also created the CFPB as an independent part of the Federal Reserve, which now has authority to issue regulations implementing numerous consumer laws, to which we will be subject. As a result of the change in our regulators and the creation of the CFPB, we may be subject to new or different regulations in the future.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the implementing rules and regulations remaining to be written will have on the Company. The Dodd-Frank Act substantially increases regulation of the financial services industry and imposes restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

We rely on dividends from the Bank for most of our revenue.

We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Federal laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our preferred or common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

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

The risks presented by acquisitions could adversely affect our financial condition and result of operations.

Our business strategy has included and may continue to include growth through acquisition from time to time. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: our ability to realize anticipated cost savings, the difficulty of integrating operations and personnel, the loss of key employees, the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

Provisions of our certificate of incorporation and bylaws, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of our certificate of incorporation and bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware law, which among other things prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Properties

At December 31, 2012, we had 30 offices located in New Hampshire and Vermont as follows:

Location	Leased	Owned	Total
New Hampshire:
1. Andover	1	—	1
2. Bradford	—	1	1
3. Claremont	1	—	1
4. Enfield	1	—	1
5. Grantham	—	1	1
6. Hanover	1	—	1
7. Hillsboro	—	1	1
8. Lebanon	1	2	3
9. Milford	—	1	1
10. New London	—	2	2
11. Newbury	1	—	1
12. Newport*	1	2	3
13. Peterborough	1	—	1
14. Sunapee	—	1	1
15. West Lebanon	1	—	1
16. Nashua	1	—	1
Vermont:
1. Brandon	1	2	3
2. Pittsford	—	1	1
3. Rutland	1	1	2
4. West Rutland	—	1	1
5. Woodstock	—	2	2

Total Offices	12	18	30

*	Includes Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp., which are headquartered in Newport, New Hampshire and have no other offices, and McCrillis & Eldredge, which is headquartered in Newport, New Hampshire.

Lease expiration dates range from 1 to 5 years with renewal options of 1 to 5 years.

The total net book value of premises and equipment at December 31, 2012 was $17.3 million. See Note 5 to our Consolidated Financial Statements located elsewhere in this report for additional information.

Item 3. Legal Proceedings

There is no material litigation pending in which we or any of our subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “NHTB.” The following table shows the high and low sales prices as reported on the NASDAQ Global Market during the periods indicated, as well as any dividends declared on our common stock. As of March 11, 2013, we had approximately 835 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or street name through various brokerage firms.

	Period	High	Low	Dividend Declared
2012	First Quarter	$12.64	$11.12	$0.1300
	Second Quarter	$13.53	$12.05	$0.1300
	Third Quarter	$13.30	$12.31	$0.1300
	Fourth Quarter	$13.30	$12.15	$0.1300
2011	First Quarter	$13.42	$12.30	$0.1300
	Second Quarter	$13.75	$12.55	$0.1300
	Third Quarter	$13.79	$10.80	$0.1300
	Fourth Quarter	$12.04	$10.85	$0.1300

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

•	Total assets increased $228.7 million, or 21.95%, to $1.3 billion at December 31, 2012, from $1.0 billion at December 31, 2011.

•	Net loans increased $187.3 million, or 26.20%, to $902.2 million at December 31, 2012, from $715.0 million at December 31, 2011.

•	In 2012, we originated $426.8 million in loans, compared to $289.1 million in 2011.

•	Our loan servicing portfolio was $385.4 million at December 31, 2012, compared to $365.8 million at December 31, 2011.

•	Total deposits increased $146.3 million, or 18.22%, to $949.3 million at December 31, 2012, from $803.0 million at December 31, 2011.

•	Net interest and dividend income for the year ended December 31, 2012, was $29.0 million compared to $28.5 million for the same period in 2011.

•	Net income available to common stockholders was $7.1 million for the year ended December 31, 2012, compared to $7.0 million for the same period in 2011

•	Our returns on average assets and average equity for the 12 months ended December 31, 2012, were 0.69% and 6.99%, respectively, compared to 0.74% and 7.96%, respectively, for the same period in 2011.

•	As a percentage of total loans, non-performing loans decreased to 2.22% at December 31, 2012, from 2.29% at December 31, 2011.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes located elsewhere in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the Consolidated Financial Statements located elsewhere in this report.

Comparison of Years Ended December 31, 2012 and 2011

Financial Condition

Total assets increased $228.7 million, or 21.95%, to $1.3 billion at December 31, 2012, from $1.0 million at December 31, 2011. This increase includes an increase of $122.5 million from the acquisition of The Nashua Bank (“TNB”). Cash and cash items increased $14.7 million, or 59.30%.

Total net loans receivable excluding loans held-for-sale increased $187.3 million, or 26.20%, to $902.2 million at December 31, 2012, compared to $715.0 million at December 31, 2011, including $89.0 million from TNB. Our conventional real estate loan portfolio increased $74.4 million, or 18.75%, to $471.4 million at December 31, 2012, from $397.0 million at December 31, 2011, including $13.2 million from TNB. The outstanding balances on home equity loans and lines of credit decreased $2.7 million to $69.0 million over the same period, net of $1.1 million acquired from TNB. Construction loans increased $6.7 million, or 52.48%, to $19.4 million including $4.2 million acquired from TNB. Commercial real estate loans increased $85.8 million, or 57.83%, over the same period to $234.3 million. In addition to $55.7 million of commercial real estate loans acquired from TNB, the increase in commercial real estate loans represents loans to existing commercial customers and new commercials customers offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $39 thousand, or 0.53%, to $7.3 million including $709 thousand from TNB, and commercial and municipal loans increased $23.9 million, or 28.53%, to $107.8 million including $14.0 million acquired from TNB. Sold loans totaled $385.4 million at December 31, 2012, an increase of $19.6 million, or 5.36%, compared to $365.8 million at December 31, 2011. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2012, adjustable-rate mortgages comprised approximately 57% of our real estate mortgage loan portfolio, which is lower than in prior years as we originated shorter-term loans in 2012, such as the ten-year fixed mortgage loan, which are held in portfolio as well as holding a portion of 15-year fixed mortgage loans and experiencing higher refinancing from adjustable-rate products into fixed rate products. Non-performing assets were 1.35% of total assets and 2.10% of total loans originated at December 31, 2012, compared to 1.70% and 2.45%, respectively, at December 31, 2011.

The fair value of investment securities available-for-sale increased $2.1 million, or 0.98%, to $212.4 million at December 31, 2012, from $210.3 million at December 31, 2011. We realized $3.8 million in the gains on the sales and calls of securities during 2012, compared to $2.6 million in gains on the sales and calls of securities recorded during 2011. At December 31, 2012, our investment portfolio had a net unrealized holding gain of $2.0 million, compared to a net unrealized holding gain of $2.8 million at December 31, 2011. The investments in our investment portfolio that are temporarily impaired as of December 31, 2012, consist primarily of financial institution equity securities, mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, municipal bonds and other bonds and debentures. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses on equity securities are primarily attributable to lack of trading activity related to the security and are not considered credit related losses. As management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

OREO and property acquired in settlement of loans was $102 thousand at December 31, 2012, representing one residential property located in New Hampshire, compared to $1.3 million at December 31, 2011, representing five properties, four located in New Hampshire and one in Vermont. At December 31, 2011, one commercial property in Vermont was carried at $950 thousand, or 70.70% of total OREO and property acquired in settlement of loans at that time.

Goodwill increased $6.8 million, or 23.77%, to $35.4 million at December 31, 2012, compared to $28.6 million at December 31, 2011. The change in goodwill represents $6.7 million related to the 2012 acquisition of TNB and post-closing adjustment of $52 thousand related to the 2011 acquisition of McCrillis & Eldredge. Additionally, goodwill includes $7.5 million related to the acquisition of First Brandon Financial Corporation and $7.7 million related to the acquisition of First Community Bank, both of which occurred in 2007. Goodwill also includes $2.5 million relating to the acquisition of Landmark Bank in 1998 and $9.7 million relating to the acquisition of three branch offices of New London Trust in 2001. An independent third-party analysis of goodwill indicates no impairment at December 31, 2012.

Intangible assets increased $1.7 million, or 94.63%, to $3.4 million at December 31, 2012, compared to $1.8 million at December 31, 2011. Intangible assets include core deposit intangibles of $2.9 million, including $2.1 million from the acquisition of TNB, and customer list intangibles of $538 thousand. We amortized $348 thousand of core deposit intangibles during 2012 utilizing the sum-of-the-years-digits method over 10 years. We amortized $78 thousand of customer list intangibles during 2012 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicates no impairment at December 31, 2012.

Total deposits increased $146.3 million, or 18.22%, to $949.3 million at December 31, 2012 from $803.0 million at December 31, 2011. This increase includes $98.5 million assumed from TNB. During 2012, in addition to retaining and attracting deposits, we obtained $15.0 million of additional brokered deposits as part of ongoing liquidity planning and contingency testing and $5 million of brokered deposits were assumed through the acquisition of TNB. Total brokered deposits of $25.0 million represent 2.67% of total deposits.

Advances from the FHLBB increased $61.8 million, or 76.28%, to $142.7 million from $81.0 million at December 31, 2011, including $1.8 million of advances assumed from TNB. The weighted average interest rate for the outstanding FHLBB advances was 1.34% at December 31, 2012 compared to 2.09% at December 31, 2011.

Securities sold under agreements to repurchase decreased $895 thousand, or 5.77%, to $14.6 million at December 31, 2012, from $15.5 million at December 31, 2011.

There were no other borrowings at December 31, 2012, compared to $543 thousand at December 31, 2011. The balance at December 31, 2011, reflected a note payable issued to the principals of McCrillis & Eldredge as part of the was paid in full by December 31, 2012.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At year-end 2011, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $39.8 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At December 31, 2012, we had approximately $154.0 million in additional borrowing capacity from the FHLBB.

At December 31, 2012, stockholders’ equity totaled $129.5 million compared to $108.7 million at December 31, 2011. The increase of $20.8 million reflects net income of $7.8 million, the payout of $3.1 million in common stock dividends, $666 thousand in preferred stock dividends declared, the repurchase of $652 thousand of warrants, the assumption of $3.0 million of preferred stock, other comprehensive loss in the amount of $557 thousand, and $14.7 million from the acquisition of TNB.

On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. At December 31, 2012, 148,088 shares remained to be repurchased under the plan. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During 2011, no shares were repurchased. As a participant in the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), we were prohibited from repurchasing shares of our common stock prior to exiting the program on August 25, 2011.

At December 31, 2012, we had unrestricted funds in the amount of $3.3 million. Our total cash needs during 2013 are estimated to be approximately $5.4 million with $3.7 million projected to be used to pay dividends on our common stock, $1.0 million to pay interest on our capital securities, $230 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $500 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional cash requirements for 2013, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities were $1.1 million for 2012 compared to net cash provided by operating activities of $10.6 million in 2011. The change includes an increase in the amount of $1.4 million in provision for loan losses, an increase in gains on sales and calls of securities of $1.2 million, a decrease in amortization of securities, net, of $142 thousand, a change in mortgage servicing rights of $510 thousand, an increase in loans held-for sale of $11.0 million, a decrease in deferred tax benefit of $312 thousand, an increase of $183 thousand in impairment losses on other real estate owned, an increase in accrued interest receivable and other assets of $492 thousand, and an increase of $2.7 million in the change in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $88.6 million in 2012, compared to net cash flows used in investing activities of $54.8 million in 2011, an increase of $33.8 million. During 2012, net cash used by loan originations and net principal collections decreased by $61.0 million while our loans held in portfolio increased and net cash provided by securities available-for-sale increased $30.5 million.

Net cash flows provided by financing activities totaled $102.1 million in 2012, compared to net cash flows provided by financing activities of $35.7 million in 2011, a change of $66.4 million. Net cash provided by deposits increased $23.0 million. Net cash provided by net change in advances from FHLBB increased $55.0 million. Net cash provided by the issuance of preferred stock, net of redemptions, decreased $10.0 million.

We expect to be able to fund loan demand and other investing activities during 2012 by continuing to utilize the FHLBB’s advance program and cash flows from securities and loans. On December 31, 2012, approximately $32.0 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

On August 25, 2011, as part of the SBLF program, we entered into a Purchase Agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”). The SBLF is Treasury’s effort to bring main street banks and small businesses together to help create jobs and promote economic growth in local communities. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock issued under Treasury’s CPP.

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

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock. Please refer to Note 20 of our Consolidated Financial Statements located elsewhere in this report for further discussion.

The OCC requires that the Bank maintain tangible, level, and total risk-based capital ratios of 1.50%, 4.00% (or 3.00% under certain conditions), and 8.00%, respectively. At December 31, 2012, the Bank’s ratios were 8.82%, 8.82%, and 14.66%, respectively, well in excess of the OCC requirements for well capitalized banks. Additional information on these requirements can be found under “Regulations” of this report.

Book value per common share was $15.09 at December 31, 2012, compared to $15.20 per common share at December 31, 2011. Tangible book value per common share was $9.59 at December 31, 2012. Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that is useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Shareholders’ equity	$129,494	$108,660
Less goodwill	35,395	28,597
Less other intangible assets	3,416	1,755
Less preferred stock	23,000	20,000

Tangible common equity	$67,683	$58,308

Ending common shares outstanding	7,055,946	5,832,360
Tangible book value per common share	$9.59	$10.00

Impact of Inflation

The financial statements and related data presented elsewhere herein are prepared in accordance with GAAP, which require the measurement of our financial position and operating results generally in terms of historical dollars and current market value, for certain loans and investments, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations.

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

Our one-year cumulative interest-rate gap at December 31, 2012, was negative 0.80% compared to the December 31, 2011 gap of positive 1.65%. At December 31, 2012, repricing liabilities over the next 12 months were $9.1 million more than repricing assets for the same period compared to $15.3 million lower than assets repricing at December 31, 2011. With a liability sensitive (negative) gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase. At negative 0.80%, the assets and liabilities scheduled to reprice during 2013 are fairly well-matched.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five, seven- and ten-year intervals. In addition, we sell most fixed-rate mortgages with terms of 20 or more years into the secondary market in order to minimize interest rate risk and provide liquidity.

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

The following table shows our interest rate sensitivity (gap) table at December 31, 2012:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$147,350	$98,124	$125,929	$268,089	$269,978	$909,470
Investments and overnight deposit	24,172	10,597	19,377	58,271	113,217	225,634

Total	171,522	108,721	145,306	326,360	383,195	1,135,104

Interest-bearing liabilities:
Deposits	220,488	62,428	56,139	98,984	511,302	949,341
Repurchase agreements	14,619	—	—	—	—	14,619
Borrowings	50,500	10,000	20,500	36,750	24,980	142,730

Total	285,607	72,428	76,639	135,734	536,282	1,106,690

Period sensitivity gap	(114,085)	36,293	68,667	190,626	(153,087)	$28,414
Cumulative sensitivity gap	$(114,085)	$(77,792)	$(9,125)	$181,501	$28,414
Cumulative sensitivity gap as a percentage of interest-earning assets	-10.05%	-6.85%	-0.80%	15.99%	2.50%	2.50%

The following table sets forth our NPV at December 31, 2012:

Change	Net Portfolio Value			NPV as % of PV Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
+400 bp	$94,637	$(31,614)	-25%	8.43%	-176	bp
+300 bp	104,579	(21,672)	-17%	9.09%	-111	bp
+200 bp	114,463	(11,788)	-9%	9.70%	-50	bp
+100 bp	122,403	(3,848)	-3%	10.11%	-8	bp
0 bp	126,251	—	—	10.19%	—
-100 bp	110,564	(15,687)	-12%	8.86%	-133	bp

Comparison of Years Ended December 31, 2012 and 2011

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2012, increased $523 thousand, or 1.84%, to $29.0 million. The increase was a combination of a $2.5 million increase due to volume offset by a $2.0 million decrease related to rate adjustments. Total interest and dividend income decreased $767 thousand, or 2.06%, to $36.4 million, despite higher average balances on interest-earning assets during 2012, as the yield on interest-earning assets decreased to 3.58% from 3.98%. Interest and fees on loans increased $902 thousand, or 2.85%, to $32.5 million in 2012, due to an increase in average balances of $84.7 million offset by a decrease in the average yield on loans to 4.07% from 4.42%.

Interest on taxable investments decreased $1.4 million, or 29.95%, to $3.2 million in 2012 compared to $4.6 million in 2011. Dividends increased $27 thousand, or 77.14%, to $62 thousand. Interest on other investments decreased $318 thousand, or 34.87%, to $594 thousand due primarily to a decrease in tax-exempt municipal bonds through calls and maturities. The yield on our investment portfolio declined from 2.54% for the year ended December 31, 2011, to 1.78% for the year ended December 31, 2012, due to lower yielding investments purchased and accelerated prepayment amortization on mortgage-backed securities.

Total interest expense decreased $1.3 million, or 14.85%, to $7.4 million for the year ended December 31, 2012. The decrease is primarily due to the 20.62% decrease in the combined cost of funds on deposits and borrowings to 0.77% for the year ended December 31, 2012, from 0.97% for the year ended December 31, 2011. For the year ended December 31, 2012, interest on deposits decreased $1.4 million, or 24.09%, to $4.4 million despite an increase in average interest-bearing deposits of $35.9 million as the cost of deposits decreased to 0.55% from 0.75% compared to the same period in 2011. Interest on FHLBB advances and other borrowed money increased $81 thousand, or 4.35%, for the 12 months ended December 31, 2012, to $1.9 million compared to the same period in 2011 as the average FHLBB advances outstanding increased in 2012 compared to 2011.

For the year ended December 31, 2012, our combined cost of funds decreased to 0.77% as compared to 0.97% for 2011. The cost of deposits, including repurchase agreements, decreased 20 basis points for 2011 to 0.55 % compared to 0.75% in 2011, due primarily to the downward repricing of maturing time deposits and advances combined with increases in lower-costing checking accounts.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 2.81% in 2012 from 3.01% in 2011. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 2.85% during 2012, from 3.05% during 2011.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Yield on loans	4.07%	4.42%	4.87%	5.16%	5.86%
Yield on investment securities	1.78%	2.54%	2.80%	3.94%	4.67%
Combined yield on loans and investments	3.58%	3.98%	4.32%	4.92%	5.69%
Cost of deposits, including repurchase agreements	0.55%	0.75%	0.93%	1.34%	2.07%
Cost of other borrowed funds	1.97%	2.40%	2.33%	3.29%	4.19%
Combined cost of deposits and borrowings	0.77%	0.97%	1.14%	1.60%	2.32%
Interest rate spread	2.81%	3.01%	3.18%	3.32%	3.37%
Net interest margin	2.85%	3.05%	3.23%	3.41%	3.46%

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2012			2011			2010
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	($ in thousands)
Assets:
Interest-earning assets:
Loans (2)	$800,290	$32,542	4.07%	$715,637	$31,640	4.42%	$656,355	$31,956	4.87%
Investment securities and other	217,390	3,879	1.78%	218,127	5,548	2.54%	238,897	6,701	2.80%

Total interest-earning assets	1,017,680	36,421	3.58%	933,764	37,188	3.98%	895,252	38,657	4.32%

Noninterest-earning assets:
Cash	19,751			18,490			18,259
Other noninterest-earning assets (3)	81,775			88,228			87,321

Total noninterest-earning assets	101,526			106,718			105,580

Total	$1,119,206			$1,040,482			$1,000,832

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$462,684	$619	0.13%	$410,571	$727	0.18%	$363,407	$766	0.21%
Time deposits	332,545	3,762	1.13%	348,730	5,044	1.45%	344,875	5,869	1.70%
Repurchase agreements	16,449	47	0.29%	14,250	47	0.33%	13,182	59	0.45%
Capital securities and other borrowed funds	150,750	2,971	1.97%	119,421	2,871	2.40%	130,718	3,051	2.33%

Total interest-bearing liabilities	962,428	7,399	0.77%	892,972	8,689	0.97%	852,182	9,745	1.14%

Noninterest-bearing liabilities:
Demand deposits	29,657			26,832			26,517
Other	16,086			30,047			30,936

Total noninterest-bearing liabilities	45,743			56,879			57,453

Stockholders’ equity	111,035			90,631			91,197

Total	$1,119,206			$1,040,482			$1,000,832

Net interest income/Net interest rate spread		$29,022	2.81%		$28,499	3.01%		$28,912	3.18%

Net interest margin			2.85%			3.05%			3.23%

Percentage of interest-earning assets to interest-bearing liabilities			105.74%			104.57%			105.05%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,789	$(1,887)	$902
Interest income on investments	(19)	(1,650)	(1,669)

Total interest income	2,770	(3,537)	(767)

Interest expense on savings, NOW and MMAs	106	(214)	(108)
Interest expense on time deposits	(223)	(1,059)	(1,282)
Interest expense on repurchase agreements	—	—	—
Interest expense on capital securities and other borrowings	314	(214)	100

Total interest expense	197	(1,487)	(1,290)

Net interest income	$2,573	$(2,050)	$523

	Year ended December 31, 2011 vs. 2010 Increase (Decrease) due to
	Volume	Rate	Total
	($ in thousands)
Interest income on loans	$2,755	$(3,071)	$(316)
Interest income on investments	(556)	(596)	(1,152)

Total interest income	2,199	(3,667)	(1,468)

Interest expense on savings, NOW and MMAs	169	(207)	(38)
Interest expense on time deposits	66	(891)	(825)
Interest expense on repurchase agreements	6	(18)	(12)
Interest expense on capital securities and other borrowings	(276)	96	(180)

Total interest expense	(35)	(1,020)	(1,055)

Net interest income	$2,234	$(2,647)	$(413)

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 to our Consolidated Financial Statements located elsewhere in this report for information regarding impaired loans.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2012, was $9.9 million compared to $9.1 million at December 31, 2011. At $9.9 million, the allowance for loan losses represents 1.09% of total loans held, down from 1.26% at December 31, 2011. Total non-performing assets at December 31, 2012, were $17.1 million, representing 172.73% of the allowance for loan losses. Modestly improving economic and market conditions coupled internal risk rating changes offset by portfolio growth resulted in us adding $2.7 million to the allowance for loan and lease losses during 2012 compared to $1.3 million in 2011. The provisions during the 12 months ended December 31, 2012, have been offset by loan charge-offs of $2.3 million and recoveries of $455 thousand during the same period. Portfolio performance, growth, and charge-offs resulted in our decision to increase the provision for loan losses during 2012 while the majority of growth was in real estate-collateralized loans resulting in an overall lower allowance to total originated portfolio loans. The provisions made in 2012 reflect loan loss experience in 2012 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2013 as needed to maintain the allowance at an adequate level.

Acquired loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Loans acquired in 2012 have an assigned credit mark valuation which reflects the estimated credit risk in the pool and reducing the carrying value of this pool. As such, there are no additional provisions for the pool of acquired loans unless a loan credit deteriorates subsequent to the acquisition. Following measurable deterioration, the individual acquired loan will assessed for additional provisions. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. For additional information on accounting for acquired loans, please see Note 1 of our Consolidated Financial Statements.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2012, the overdraft allowance was $14 thousand compared to $18 thousand at year-end 2011. Provisions for overdraft losses were $55 thousand during the 12 month period ended December 31, 2012, compared to $51 thousand for the same period during 2011. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $2.3 million during the 12 months ended December 31, 2012 compared to $2.2 million for the same period in 2011. Recoveries were $455 thousand during the 12 months ended

December 31, 2012, compared to $195 thousand for the same period in 2011. This activity resulted in net charge-offs of $1.9 million for the 12 months ended December 31, 2012, compared to $2.0 million for the same period in 2011. One-to-four family residential mortgages, commercial real estate mortgages, land and construction, commercial loans, and consumer loans accounted for 54%, 20%, 6%, 19%, and 1%, respectively, of the amounts charged-off during the 12 months ended December 31, 2012.

The following is a summary of activity in the allowance for loan losses account for the years ended December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Balance, beginning of year	$9,113	$9,841	$9,494	$5,568	$5,161

Charge-offs:
Residential real estate	1,239	1,187	999	297	243
Commercial real estate	474	548	324	1,388	134
Land and Construction	138	303	45	45	—
Consumer loans	20	38	46	105	79
Commercial loans	438	147	213	297	90
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total charged-off loans	2,309	2,223	1,627	2,132	546

Recoveries
Residential real estate	167	132	9	100	32
Commercial real estate	56	—	—	1	—
Construction	68	—	—	—	—
Consumer loans	22	2	14	11	11
Commercial loans	142	61	26	100	—
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total recoveries	455	195	49	212	43

Net charge-offs	1,854	2,028	1,578	1,920	503

Allowance from acquisitions	—	—	—	—	—

Transfer	—	—	(175)	—	—

Provision for loan loss charged to income	2,650	1,300	2,100	5,846	910

Balance, end of year	$9,909	$9,113	$9,841	$9,494	$5,568

Ratio of net charge-offs to average loans	0.23%	0.28%	0.25%	0.30%	0.08%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Beginning balance	$18	$23	$25	$26	$21

Overdraft charge-offs	200	226	251	313	374
Overdraft recoveries	141	170	167	206	188

Net overdraft losses	59	56	84	107	186

Provisions for overdrafts	55	51	82	106	191

Ending balance	$14	$18	$23	$25	$26

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31 ($ in thousands):

	2012			2011			2010
Real estate loans -
Residential, 1-4 family and home equity loans	$4,665	47%	64%	$4,768	52%	64%	$3,887	40%	64%
Residential, 5 or more units	109	1%	2%	102	1%	2%	142	1%	2%
Commercial	3,378	34%	20%	2,813	31%	19%	2,683	27%	19%
Land and construction	208	2%	2%	222	2%	2%	575	6%	3%
Collateral and consumer loans	44	1%	1%	40	1%	1%	70	1%	1%
Commercial and municipal loans	918	9%	11%	721	8%	12%	2,004	20%	11%
Impaired loans	361	4%	—	308	3%	—	480	5%	—
Acquired loans (discounts to related credit quality)	—	—	—	—	—	—	—	—	—
Unallocated	226	2%	—	139	2%	—	—	—	—

Allowance	$9,909	100%	100%	$9,113	100%	100%	$9,841	100%	100%

Allowance as a percentage of total loans		1.09%			1.26%			1.44

Non-performing loans as a percentage of allowance		172.73%			182.34%			101.86%

	2009			2008
Real estate loans -
Residential, 1-4 family and home equity loans	$3,984	42%	64%	$1,965	35%	64%
Residential, 5 or more units	151	2%	2%	74	1%	2%
Commercial	2,855	30%	20%	1,408	25%	20%
Land and construction	227	2%	3%	421	8%	2%
Collateral and consumer loans	100	1%	2%	139	2%	2%
Commercial and municipal loans	2,012	21%	9%	1,376	25%	9%
Impaired loans	165	2%	—	210	4%	1%
Unallocated	—	—	—	—	—	—

Allowance	$9,494	100%	100%	$5,593	100%	100%

Allowance as a percentage of total loans		1.51%			0.87%

Non-performing loans as a percentage of allowance		64.87%			131.38%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $26.3 million at December 31, 2012, compared to $25.1 million at December 31, 2011. The increase comes primarily from an increase of $2.3 million of the net carrying value of loans identified as impaired of at December 31, 2012. This increase includes two commercial real estate loans from one relationship totaling $1.7 million with no impairment. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $102 thousand of OREO at December 31, 2012, representing one residential properties acquired during the 12 months ended December 31, 2012, compared to $1.3 million at December 31, 2011, representing two commercial properties and three residential properties acquired during the 12 months ended December 31, 2011. During the 12 months ended December 31, 2012, we sold four properties, three of which was classified as OREO at December 31, 2011, while the other was acquired during 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Eleven loans considered impaired loans at December 31, 2012, had specific reserves identified and assigned. The 11 loans are secured by real estate, business assets or a combination of both. At

December 31, 2012, the allowance included $361 thousand allocated to impaired loans compared to $308 thousand at December 31, 2011. Eighteen loans considered impaired at December 31, 2012, had identified losses and recorded charge-offs of $855 thousand, or 37.04% of total charge-offs, during the 12 months ended December 31, 2012.

Originated loans over 90 days past due were $3.2 million at December 31, 2012, compared to $3.3 million at December 31, 2011. Loans 30 to 89 days past due were $9.7 million at December 31, 2012, compared to $5.6 million at December 31, 2011. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. As previously indicated, we anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans decreased from 1.59% at December 31, 2011, to 1.34% at December 31, 2012, and as a percentage of total originated loans, decreased from 2.45% at the end of 2011 to 2.07% at the end of 2012.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2012, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2012, we had 65 loans with net carrying values of $12.8 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2012, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the 65 loans classified as troubled debt restructured, 19 were 30 days or more past due at December 31, 2012. The balances of these loans were $4.5 million, and the loans have assigned specific allowances of $11 thousand. Thirty-three loans were considered troubled debt restructured at both December 31, 2012 and 2011. These 33 loans include 14 commercial real estate loans totaling $6.4 million, 14 residential loans totaling $1.6 million, and 6 commercial loans for $243 thousand. These loans, independently measured for impairment, carry a combined specific allowance of $11 thousand. At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

At December 31, 2012, there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	December 31, 2012			December 31, 2011
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
90 day delinquent loans (1)	$163	1.65%	0.01%	$100	1.10%	0.01%
Nonaccrual impaired loans	5,636	56.87%	0.44%	4,173	45.79%	0.40%
Trouble debt restructured	11,202	113.05%	0.88%	12,037	132.09%	1.16%
Other real estate owned and chattel	102	1.03%	0.01%	1,365	14.98%	0.13%

Total non-performing assets(2)	$17,103	172.60%	1.35%	$17,675	193.96%	1.70%

(1)	All loans 90 days or more delinquent are placed on nonaccrual status.
(2)	Excludes acquired loans.

The following table sets forth the breakdown of non-performing assets at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans (1)	$17,001	$16,616	$10,420	$6,059	$7,027
Real estate and chattel property owned	102	1,344	75	100	288

Total nonperforming assets(2)	$17,103	$17,960	$10,495	$6,159	$7,315

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Excludes acquired loans.

The following table sets forth nonaccrual (1) loans by category at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Real estate loans -
Conventional	$6,250	$5,578	$1,645	$3,161	$2,249
Commercial	9,304	8,484	7,449	2,845	4,199
Home equity	158	0	120	42	47
Land and construction	887	1,006	140	140	—
Consumer loans	—	8	18	36	8
Commercial and municipal loans	402	1,540	1,048	—	524

Total(2)	$17,001	$16,616	$10,420	$6,224	$7,027

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Excludes acquired loans.

We believe the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, we recognize that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary if economic, real estate, deterioration in the credit quality of acquired loans, and other conditions differ substantially from the current operating environment and result in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Noninterest Income and Expense

Total noninterest income increased $4.2 million, or 40.02%, to $14.6 million for the 12 months ended December 31, 2012, compared to the same period in 2011, as discussed below.

•

Customer service fees decreased $4 thousand, or 0.08%, due primarily to a reduction of $170 thousand, or 7.43%, in fees assessed on our overdraft protection program during 2012 partially offset by increased volume and related revenue from ATM and debit card usage.

•

Net gain on sales and calls of securities increased $1.2 million, or 47.57%, due in part to an 89.36% increase in the volume of sales of securities in 2012 compared to 2011, which resulted in higher gains recorded. During 2012, we were able to take advantage of the market conditions, which resulted in higher gains as we rebalanced the portfolio for duration and interest rate risk.

•

Net gain on sales of loans increased $1.9 million, or 207.95%, as we sold $133.5 million of 1-4 family conventional mortgage loans into the secondary market during 2012, up from $68.8 million of loans sold during 2011 resulting in higher resulting revenue. In addition to increased volume, the rate valuation, and subsequent gains, increased. We also retained a higher portion of originated mortgage loans within their portfolio during 2012, resulting in balance sheet increases of $61.4 million and $30.2 million of conventional real estate loans and commercial real estate loans, respectively, excluding increases due to the acquisition of TNB.

•

Net loss on sale of OREO and fixed assets increased $177 thousand during 2012 as we recognized a net loss of $150 thousand on other real estate and chattel property owned during 2012 compared to gains of $27 thousand in 2011.

•	Rental income increased $22 thousand, or 3.08%, as revenue within this category remained relatively unchanged.

•

The realized gain in Charter Holding Corp. (“CHC”) decreased $129 thousand, or 22.51%, to $444 thousand for the 12 months ended December 31, 2012, from $573 thousand for the same period in 2011, as a direct reflection of earnings reported by CHC.

•

Brokerage service income decreased from $3 thousand to no recorded earnings for the year ended December 31, 2012, as the Bank focused on other non-deposit products including products offered by its insurance agency.

•	Bank-owned life insurance increased $113 thousand to $545 thousand due primarily to increased investment of $5.0 million in bank-owned life insurance.

•

Insurance commissions increased $1.3 million for the year ended December 31, 2012, compared to $119 thousand in 2011. The insurance commissions for 2011 reflect earnings from the acquisition of McCrillis & Eldredge on November 10, 2011 through year end.

Total noninterest expenses increased $2.4 million, or 8.81%, to $29.5 million for the 12 months ended December 31, 2012, from $27.1 million for the same period in 2011.

•

Salaries and employee benefits increased $716 thousand, or 5.00%, to $15.0 million for the 12 months ended December 31, 2012, from $14.3 million for the same period in 2011. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $1.6 million, or 10.03%, to $17.2 million for the 12 months ended December 31, 2012, from $15.7 million for the same period in 2011. Gross salaries increased $1.4 million, or 13.15%, to $12.4 million for the 12 months ended December 31, 2012, compared to the same period in 2011. In addition to ordinary staffing additions, the full year of McCrillis & Eldredge salary expense accounted for $525 thousand, or 36.41% of the increase. Average full time equivalents increased to 278 for the 12 months ended December 31, 2012, compared to 234 for the same period in 2011. Benefits costs increased $361 thousand. This increase includes increases of $90 thousand related to retirement costs and $175 thousand, or 21.21%, increase in health insurance costs. The deferral of expenses associated with the origination of loans increased $856 thousand, or 62.80%, to $2.2 million for the 12 months ended December 31, 2012, from $1.4 million for the same period in 2011. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The increase is a direct result of the higher volume of loan origination year over year.

•

Occupancy and equipment expenses decreased $158 thousand, or 4.15%, to $3.6 million for the 12 months ended December 31, 2012, from $3.8 million for the same period in 2011, due primarily lower costs incurred for snow removal and general maintenance during 2012.

•

Advertising and promotion decreased $29 thousand, or 5.69%, to $481 thousand for the 12 months ended December 31, 2012, from $510 thousand for the same period in 2011, due primarily to decreases in the utilization of print, radio, and television web media.

•

Depositors’ insurance increased $9 thousand to $802 thousand at December 31, 2012, compared to $793 thousand at December 31, 2012, due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2012 despite an overall increase in assessed deposits.

•

Professional fees increased $86 thousand, or 7.66%, to $1.2 million for the 12 months ended December 31, 2012 from $1.1 million for the same period in 2011, reflecting among other things increased legal expenses and consulting fees, primarily attributable to audit expenses.

•

Data processing and outside services fees increased $69 thousand, or 6.58%, to $1.1 million for the 12 months ended December 31, 2012 compared to the same period in 2011 due to increases in core processing, online banking, and collection expenses offset in part by decreases in correspondent expenses as well as expenses associated with the overdraft protection program.

•	ATM processing fees increased $17 thousand, or 3.53%, to $498 thousand for the 12 months ended December 31, 2012, from $481 thousand for the same period in 2011.

•

Net amortization (benefit) of mortgage servicing rights (MSR) and mortgage servicing income increased $209 thousand to a net amortization of $92 thousand for the 12 months ended December 31, 2012, from a benefit of $117 thousand for the same period in 2011.

•

Other expenses including merger expenses increased $1.6 million, or 39.12%, to $5.6 million for the 12 months ended December 31, 2012 from $4.0 million for the same period in 2011. In particular, expenses related to non-earning assets and OREO increased $35 thousand and $89 thousand, respectively; corporate legal expenses increased $446 thousand related to the acquisition of TNB, compensation guidance, and shelf registration in addition to other routine corporate legal needs; expenses associated with SEC filings increased $44 thousand; deposit account charges-offs including check charge-offs and debit card charge-offs increase $71 thousand; amortization of customer list intangible increased $65 thousand with the recognition of 12 months in 2012 versus 2 months in 2011; and expenses related to the conversion of TNB’s core system to our core system in addition to other acquisition and integrations costs was $444 thousand compared to no related expenses in 2011. The total cost of the acquisition and conversion of TNB was approximately $1.2 million; approximately $725 thousand of this cost was related to the stock purchase and not excludable from taxable income.

Selected Financial Highlights and Ratios

For the Years Ended December 31,	2012	2011	2010	2009	2008
	(In thousands, except per share and percentage data)
Net Income	$7,759	$7,669	$7,947	$6,598	$5,725
Per Share Data:
Basic Earnings (1)	1.20	1.20	1.29	1.06	1.00
Diluted Earnings	1.20	1.20	1.29	1.06	0.99
Dividends Paid	0.52	0.52	0.52	0.52	0.52
Dividend Payout Ratio	43.33	43.33	40.31	49.06	52.00

Return on Average Assets	0.69%	0.74%	0.79%	0.73%	0.69%
Return on Average Equity	6.99%	7.96%	8.71%	7.75%	7.84%

As of December 31,	2012	2011	2010	2009	2008
	(In thousands, except per share, percentage and branch data)
Total Assets	$1,270,477	$1,041,819	$994,536	$962,601	$843,198
Total Securities (2)	221,875	217,933	203,599	224,469	86,935
Loans, Net	902,236	714,952	675,514	620,333	636,720
Total Deposits	949,341	803,023	778,219	734,429	653,353
Federal Home Loan Bank Advances	142,730	80,967	75,959	95,962	66,317
Stockholders’ Equity	129,494	108,660	92,391	87,776	74,677
Book Value per Common Share	$15.09	$15.20	$14.26	$13.48	$12.99
Average Common Equity to Average Assets	8.13%	7.27%	8.11%	9.45%	8.76%
Shares Outstanding	7,055,946	5,832,360	5,773,772	5,771,772	5,747,772
Number of Office Locations	30	30	28	28	28

(1)	See Note 1 to our Consolidated Financial Statements located elsewhere in this report for additional information regarding earnings per share.
(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and FHLBB stock at cost.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31includes net deferred income tax expense of $479 thousand in 2012 and $791 thousand in 2011 and benefits of $105 thousand in 2010. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

We have provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2011 and 2010

We earned $7.7 million, or $1.20 per common share, assuming dilution, for the year ended December 31, 2011, compared to $7.9 million, or $1.29 per common share, assuming dilution, for the year ended December 31, 2010.

Financial Condition

Total assets increased $46.8 million, or 4.70%, to $1.0 billion at December 31, 2011 from $995.1 million at December 31, 2010. Cash and FHLBB overnight deposits decreased $8.5 million, or 25.51%, as cash was used to partially fund loan growth.

Total net loans receivable excluding loans held-for-sale increased $39.5 million, or 5.85%, to $715.0 million at December 31, 2011, compared to $675.5 million at December 31, 2010. Our conventional real estate loan portfolio increased $49.4 million, or 14.21%, to $397.0 million at December 31, 2011, from $347.6 million at December 31, 2010. The outstanding balances on home equity loans and lines of credit decreased $2.9 million to $72.0 million over the same period. Construction loans decreased $6.5 million, or 33.86%, to $12.7 million. Commercial real estate loans increased $4.7 million, or 3.27%, over the same period to $148.4 million. The increase in commercial real estate loans represents loans to existing commercial customers and new commercials customers offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $736 thousand, or 9.11%, to $7.3 million and commercial and municipal loans decreased $5.5 million, or 6.18%, to $83.8 million. Sold loans totaled $365.8 million at December 31, 2011, a decrease of $4.5 million, or 1.22%, compared to $370.3 million at December 31, 2010. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2011, adjustable-rate mortgages comprised approximately 68% of our real estate mortgage loan portfolio, which is slightly lower than in prior years as we originated shorter-term loans in 2011, such as the 10-year fixed mortgage loan, which are held in portfolio as well as holding a portion of 15-year fixed mortgage loans. Non-performing assets were 1.70% of total assets and 2.45% of total loans at December 31, 2011, compared to 1.01% and 1.46%, respectively, at December 31, 2010, primarily due to an increase of $3.8 million in loans classified as troubled debt restructured.

The fair value of investment securities available-for-sale increased $14.3 million, or 7.30%, to $210.3 million at December 31, 2011, from $196.0 million at December 31, 2010. We realized $2.6 million in the gains on the sales and calls of securities during 2011, compared to $2.0 million in gains on the sales and calls of securities recorded during 2010. At December 31, 2011, our investment portfolio had a net unrealized holding gain of $2.8 million, compared to a net unrealized holding loss of $317 thousand at December 31, 2010. The securities in our investment portfolio that are temporarily impaired at December 31, 2011, consist of mortgage-backed securities issued by U.S. government agencies, corporate debt with investment-grade credit ratings, and municipal bonds. Management does not intend to sell these securities in the near term. As management has the ability to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

Intangible assets increased $205 thousand, or 13.22%, to $1.8 million at December 31, 2011, compared to $1.6 million at December 31, 2010. Intangible assets include core deposit intangibles of $1.1 million and customer list intangibles of $615 thousand. We amortized $410 thousand of core deposit intangibles during 2011 utilizing the sum-of-the-years-digits method over 10 years. We amortized $13 thousand of customer list intangibles during 2011 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicates no impairment at December 31, 2011.

Total deposits increased $24.8 million, or 3.19%, to $803.0 million at December 31, 2011 from $778.2 million at December 31, 2010. We were able to retain and attract deposits as customers continued to lean towards the safety and guarantee of FDIC insurance resulting from uncertain credit markets and a lingering national recession.

Advances from the FHLBB increased $5.0 million, or 6.59%, to $81.0 million from $76.0 million at December 31, 2010. The weighted average interest rate for the outstanding FHLBB advances was 2.09% at December 31, 2011, compared to 2.40% at December 31, 2010.

Other borrowings increased $543 thousand to $543 thousand at December 31, 2011. This reflected a note payable issued to the principals of McCrillis & Eldredge as part of the acquisition in 2011 and that was paid in full by December 31, 2012.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2011, decreased $412 thousand, or 1.43%, to $28.5 million. The decrease was primarily due to our lower interest rate spread and margin during 2011. Total interest and dividend income decreased $1.5 million, or 3.80%, to $37.2 million, despite higher average balances on interest-earning assets during 2011, as the yield on interest-earning assets decreased to 3.98% from 4.32%. Interest and fees on loans decreased $315 thousand, or 0.99%, to $31.6 million in 2011, despite an increase in average balances of $59.3 million, due primarily to a decrease in the average yield on loans to 4.42% from 4.87%.

Interest on taxable investments decreased $1.5 million, or 24.39%, to $4.6 million in 2011 compared to $6.1 million in 2010. Dividends increased $18 thousand, or 105.88%, to $35 thousand. Interest on other investments increased $313 thousand, or 52.25%, to $912 thousand due primarily to the increase in tax-exempt municipal bonds of $35.5 (fair value) during 2010 with earnings for 12 months during 2011. The yield on our investment portfolio declined from 2.80% for the year ended December 31, 2010, to 2.54% for the year ended December 31, 2011, due to lower average portfolio and lower yielding investments purchased.

Total interest expense decreased $1.1 million, or 10.83%, to $8.7 million for the year ended December 31, 2011. The decrease is primarily due to the 14.91% decrease in the combined cost of funds on deposits and borrowings to 0.97% for the year ended December 31, 2011, from 1.14% for the year ended December 31, 2010. For the year ended December 31, 2011, interest on deposits decreased $863 thousand, or 13.01%, to $5.8 million despite an increase in average deposits as the cost of deposits decreased to 0.75% from 0.94% compared to the same period in 2010. Interest on FHLBB advances and other borrowed money decreased $177 thousand, or 8.68%, for the 12 months ended December 31, 2011 to $1.9 million compared to the same period in 2010 as the average cost of FHLBB advances outstanding decreased for 2011 compared to 2010.

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

Allowance and Provision for Loan Losses

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2011 was $9.1 million compared to $9.9 million at December 31, 2010. At $9.1 million, the allowance for loan losses represents 1.26% of total loans, down from 1.45% at December 31, 2010. Total non-performing assets at December 31, 2011 were $17.7 million, representing 193.96% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $1.3 million to the allowance for loan and lease losses during 2011 compared to $2.1 million in 2010. The provisions during the 12 months ended December 31, 2011 have been offset by loan charge-offs of $2.2 million and recoveries of $195 thousand during the same period. Portfolio performance and charge-offs resulted in our decision to decrease the provision for loan losses during 2011. The provisions made in 2011 reflect loan loss experience in 2011 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2012 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2011, the overdraft allowance was $18 thousand compared to $23 thousand at year-end 2010. Provisions for overdraft losses were $51 thousand during the 12 month period ended December 31, 2011, compared to $82 thousand for the same period during 2010. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $2.2 million during the 12 months ended December 31, 2011, compared to $1.6 million for the same period in 2010. Recoveries were $195 thousand during the 12 months ended December 31, 2011, compared to $49 thousand for the same period in 2010. This activity resulted in net charge-offs of $2.0 million for the 12 months ended December 31, 2011, compared to $1.6 million for the same period in 2010. One-to-four family residential mortgages, commercial real estate mortgages, land and construction, and commercial loans accounted for 53%, 25%, 14%, and 7%, respectively, of the amounts charged-off during the 12 months ended December 31, 2011.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $25.1 million at December 31, 2011, compared to $19.5 million at December 31, 2010. The increase comes primarily from an increase of troubled debt restructured as we provide concessions to some borrowers due to the weaker cash flows those borrowers are experiencing. The modifications were provided to both residential mortgage borrowers and commercial relationship. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements located elsewhere in this report. In addition, we had $1.3 million of OREO at December 31, 2011 representing two commercial properties and three residential properties acquired during the 12 months ended December 31, 2011, compared to $75 thousand at December 31, 2010. Of the five properties, one commercial and one residential property were voluntarily relinquished by the borrowers as in-substance foreclosures. During the 12 months ended December 31, 2011, we sold five properties, one of which was classified as OREO at December 31, 2010, while the others were acquired during 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Fourteen loans considered impaired loans at December 31, 2011, have specific reserves identified and assigned. The 14 loans are secured by real estate, business assets or a combination of both. At December 31, 2011, the allowance included $308 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2010, was $480 thousand.

Loans over 90 days past due were $3.3 million at December 31, 2011, compared to $2.1 million at December 31, 2010. Loans 30 to 89 days past due were $5.6 million at December 31, 2011, compared to $9.0 million at December 31, 2010. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. As previously noted, we anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans increased from 1.01% at December 31, 2010 to 1.59% at December 31, 2011, and as a percentage of total loans, increased from 1.46% at the end of 2010 to 2.45% at the end of 2011.

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

At December 31, 2011, we had 50 loans with net carrying values of $12.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2011, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the 50 loans classified as troubled debt restructured, 12 were 30 days or more past due at December 31, 2011. The balances of these loans were $1.9 million and the loans have assigned specific allowances of $43 thousand. Thirteen loans were considered troubled debt restructured at both December 31, 2011 and 2010. These thirteen loans include ten commercial real estate loans totaling $4.8 million, two residential loans totaling $528 thousand and one commercial loan for $231 thousand. These loans, independently measured for impairment, carry a combined specific allowance of $29 thousand. At December 31, 2010, we had 21 loans with net carrying values of $8.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

Noninterest Income and Expense

Total noninterest income increased $184 thousand, or 1.79%, to $10.5 million for the 12 months ended December 31, 2011, as discussed below.

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

•

The realized gain in CHC increased $381 thousand, or 198.44%, to $573 thousand for the 12 months ended December 31, 2011, from $192 thousand for the same period in 2010, as a direct reflection of earnings reported by CHC and our increased investment in CHC from a one-third owner to one-half owner.

•	Brokerage service income increased from $2 thousand to $3 thousand for the year ended December 31, 2011.

•	Bank-owned life insurance increased $76 thousand to $432 thousand due primarily to increased investment of $2.5 million in bank-owned life insurance.

•

Insurance commissions increased $119 thousand for the year ended December 31, 2011, compared to no activity in 2010. The insurance commissions recorded reflect earnings from the acquisition of McCrillis & Eldredge on November 10, 2011 through year end.

Total noninterest expenses increased $1.6 million, or 6.32%, to $27.1 million for the 12 months ended December 31, 2011, from $25.5 million for the same period in 2010.

•

Salaries and employee benefits increased $936 thousand, or 7.00%, to $14.3 million for the 12 months ended December 31, 2011 from $13.4 million for the same period in 2010. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $995 thousand, or 6.78%, to $15.7 million for the 12 months ended December 31, 2011, from $14.7 million for the same period in 2010. Gross salaries increased $914 thousand, or 8.06%, to $12.3 million for the 12 months ended December 31, 2011, compared to the same period in 2010. Average full time equivalents increased to 234 for the 12 months ended December 31, 2011, compared to 231 for the same period in 2010. Benefits costs increased $31 thousand. This increase includes decreases related to retirement costs offset in part by increases in health insurance costs. The deferral of expenses associated with the origination of loans increased $59 thousand, or 4.53%, to $1.4 million for the 12 months ended December 31, 2011, from $1.3 million for the same period in 2010. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan.

•

Occupancy and equipment expenses increased $63 thousand, or 1.69%, to $3.8 million for the 12 months ended December 31, 2011, from $3.7 million for the same period in 2010, due primarily higher costs for seasonal expenses such as snow removal and heating fuel during 2011.

•

Advertising and promotion increased $78 thousand, or 18.06%, to $510 thousand for the 12 months ended December 31, 2011, from $432 thousand for the same period in 2010, due primarily to increases in the utilization of print, television, and web media.

•

Depositors’ insurance decreased $227 thousand to $793 thousand at December 31, 2011, compared to $1.0 million at December 31, 2010, due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2011.

•

Professional fees increased $169 thousand, or 17.73% to $1.1 million for the 12 months ended December 31, 2011 from $953 thousand for the same period in 2010, reflecting among other things increased legal expenses and consulting fees, primarily attributable to audit expenses.

•

Data processing and outside services fees increased $29 thousand, or 2.85%, to $1.0 million for the 12 months ended December 31, 2011, compared to the same period in 2010 due to increases in core processing, statement rendering and service expenses offset in part by decreases in correspondent expenses as well as expenses associated with the overdraft protection program.

•

ATM processing fees decreased $39 thousand, or 7.48%, to $481 thousand for the 12 months ended December 31, 2011, from $520 thousand for the same period in 2010, due in part to reduced processing costs.

•

Net (benefit) amortization of mortgage servicing rights (MSR) and mortgage servicing income increased $4 thousand to a benefit of $117 thousand for the 12 months ended December 31, 2011, from a benefit of $113 thousand for the same period in 2010.

•

Other expenses increased $549 thousand, or 15.75%, to $4.0 million for the 12 months ended December 31, 2011, from $3.5 million for the same period in 2010. In particular, periodic impairment expenses associated with mortgage servicing rights increased $110 thousand to $13 thousand for the 12 months ended December 31, 2011, compared to periodic impairment benefits of $97 thousand for the same period in 2010; expenses related to non-earning assets and OREO increased $55 thousand and $79 thousand, respectively; corporate legal expenses increased $280 thousand related to the acquisition of McCrillis & Eldredge, compensation guidance, and shelf registration in addition to other routine corporate legal needs; and tax-qualified contributions decreased $167 thousand as fewer tax credit-qualified contribution opportunities were presented.

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

Capital Securities III accrue and pay distributions quarterly at an annual rate of 6.06% for the first 5 years of the stated liquidation amount of $10 per capital security. We have fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which we are a party is contained in Note 21 to our Consolidated Financial Statements located elsewhere in this report.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. In addition, based on our assessment, management has determined that there were no material weaknesses in our internal controls over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 27, 2013

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)
As of December 31,	2012	2011
ASSETS
Cash and due from banks	$26,147	$21,841
Interest-bearing deposit with the Federal Reserve Bank	13,265	2,899

Cash and cash equivalents	39,412	24,740
Securities available-for-sale	212,369	210,318
Federal Home Loan Bank stock	9,506	7,615
Loans held-for-sale	11,983	3,434
Loans receivable, net of the allowance for loan losses of $9.9 million as of December 31, 2012 and $9.1 million as of December 31, 2011	902,236	714,952
Accrued interest receivable	2,845	2,669
Premises and equipment, net	17,261	16,450
Investments in real estate	4,074	3,451
Other real estate owned	102	1,344
Goodwill	35,395	28,597
Intangible assets	3,416	1,755
Investment in partially owned Charter Holding Corp., at equity	4,909	4,895
Bank owned life insurance	18,905	13,347
Other assets	8,064	8,252

Total assets	$1,270,477	$1,041,819

LIABILITIES
Deposits:
Noninterest-bearing	$74,133	$64,356
Interest-bearing	875,208	738,667

Total deposits	949,341	803,023
Federal Home Loan Bank advances	142,730	80,967
Notes payable	—	543
Securities sold under agreements to repurchase	14,619	15,514
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	13,673	12,492

Total liabilities	1,140,983	933,159

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized:
Series B, non-cumulative perpetual, 23,000 shares issued and outstanding at December 31, 2012 and 20,000 shares issued and outstanding at December 31, 2011, liquidation value $1,000 per share	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 7,486,225 shares issued and 7,055,946 shares outstanding as of December 31, 2012 and 6,292,639 shares issued and 5,832,360 shares outstanding as of December 31, 2011	75	63
Warrants	—	85
Paid-in capital	83,977	66,658
Retained earnings	53,933	49,892
Unearned restricted stock awards	(377)	—
Accumulated other comprehensive loss	(1,444)	(887)
Treasury stock, at cost, 430,279 shares as of December 31, 2012 and 460,279 for 2011	(6,670)	(7,151)

Total stockholders’ equity	129,494	108,660

Total liabilities and stockholders’ equity	$1,270,477	$1,041,819

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)
For the years ended December 31,	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$32,542	$31,640	$31,955
Interest on debt securities:
Taxable	3,223	4,601	6,085
Dividends	62	35	17
Other	594	912	599

Total interest and dividend income	36,421	37,188	38,656

INTEREST EXPENSE
Interest on deposits	4,381	5,771	6,634
Interest on advances and other borrowed money	1,944	1,863	2,040
Interest on debentures	1,027	1,008	1,011
Interest on securities sold under agreements to repurchase	47	47	59

Total interest expense	7,399	8,689	9,744

Net interest and dividend income	29,022	28,499	28,912

PROVISION FOR LOAN LOSSES	2,705	1,351	2,182

Net interest and dividend income after provision for loan losses	26,317	27,148	26,730

NONINTEREST INCOME
Customer service fees	5,067	5,071	5,198
Net gain on sales and calls of securities	3,819	2,588	2,083
Net gain on sales of loans	2,867	931	1,692
Net (loss) gain on sales of other real estate owned, other assets and fixed assets	(150)	27	50
Rental income	736	714	701
Realized gain in Charter Holding Corp .	444	573	192
Brokerage service income	—	3	2
Bank owned life insurance income	545	432	356
Insurance commissions	1,315	119	—

Total noninterest income	14,643	10,458	10,274

NONINTEREST EXPENSES
Salaries and employee benefits	15,022	14,306	13,370
Occupancy and equipment expenses	3,648	3,806	3,743
Depositors’ insurance	802	793	1,020
Professional services	1,208	1,122	953
Data processing and outside services fees	1,117	1,048	1,019
ATM processing fees	498	481	520
Telephone expense	664	799	676
Net amortization (benefit) of mortgage servicing rights and mortgage servicing income	92	(117)	(113)
Supplies	373	344	408
Advertising and promotion	481	510	432
Merger related expense	1,167	—	—
Other expenses	4,445	4,034	3,485

Total noninterest expenses	29,517	27,126	25,513

INCOME BEFORE PROVISION FOR INCOME TAXES	11,443	10,480	11,491
PROVISION FOR INCOME TAXES	3,684	2,811	3,544

NET INCOME	$7,759	$7,669	$7,947

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,093	$6,956	$7,431

Earnings per common share	$1.20	$1.20	$1.29

Earnings per common share, assuming dilution	$1.20	$1.20	$1.29

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)
For the years ended December 31,	2012	2011	2010
Net income	$7,759	$7,669	$7,947
Net change in unrealized (loss) gain on available-for-sale securities, net of tax effect	(530)	1,906	314
Net change in pension plan, net of tax effect	(217)	(381)	(132)
Net change in derivatives, net of tax effect	182	146	(95)
Net change in unrealized gain (loss) on equity investment, net of tax effect	8	(31)	62

Comprehensive income	$7,202	$9,309	$8,096

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)
For the years ended December 31,	2012	2011	2010
PREFERRED STOCK
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	—	—	—
Redemption of preferred stock	—	—	—

Balance, end of year	$—	$—	$—

COMMON STOCK
Balance, beginning of year	$63	$62	$62
Issuance of common shares	12	1	—
Exercise of stock options (40,042 in 2012, no shares in 2011, and	—	—	—
2,000 shares in 2010)	—	—	—

Balance, end of year	$75	$63	$62

WARRANTS
Balance, beginning of year	$85	$85	$85
Repurchase of warrants	(85)	—	—

Balance, end of year	$—	$85	$85

PAID-IN CAPITAL
Balance, beginning of year	$66,658	$55,921	$55,885
Increase on issuance of common stock from the exercise of stock options	365	—	18
Tax benefit for stock options	25	—	2
Restricted stock awards, issued from treasury stock, net	(104)	—	—
Acquisition of McCrillis & Eldredge Insurance	53	684	—
Acquisition of The Nashua Bank	14,632	—	—
Repurchase of warrants	(652)	—	—
Issuance/assumption of preferred stock	3,000	20,000	—
Redemption of preferred stock	—	(10,000)	—
Preferred stock net accretion	—	53	16

Balance, end of year	$83,977	$66,658	$55,921

RETAINED EARNINGS
Balance, beginning of year	$49,892	$46,001	$41,571
Net income	7,759	7,669	7,947
Preferred stock net accretion	—	(53)	(16)
Cash dividends declared, preferred stock	(666)	(723)	(500)
Cash dividends paid, common stock	(3,052)	(3,002)	(3,001)

Balance, end of year	$53,933	$49,892	$46,001

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$—	$—	$—
Shares awarded (35,000 in 2012, no shares in 2011 and 2010)	(440)	—	—
Shares forfeited (5,000 in 2012, no shares in 2011 and 2010)	63	—	—

Balance, end of year	$(377)	$—	$—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(887)	$(2,527)	$(2,676)
Net change in other comprehensive (loss) income, net of tax effect	(557)	1,640	149

Balance, end of year	$(1,444)	$(887)	$(2,527)

TREASURY STOCK
Balance, beginning of year	$(7,151)	$(7,151)	$(7,151)
Issuance of restricted stock awards (35,000 shares)	544	—	—
Shares repurchased (5,000 shares)	(63)	—	—

Balance, end of year	$(6,670)	$(7,151)	$(7,151)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
For the years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$7,759	$7,669	$7,947
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	1,431	1,410	1,418
Net (increase) decrease in mortgage servicing rights	(337)	173	(279)
Amortization of securities, net	1,038	1,180	1,070
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
Amortization of fair value adjustments, net (loans, deposits and borrowings)	122	109	98
Amortization of intangible assets	425	424	474
Net (increase) decrease in loans held-for-sale	(8,549)	2,453	(3,809)
Net gain on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(40)	(27)	(49)
Impairment losses on other real estate owned	183
Net gain on sales and calls of securities	(3,819)	(2,588)	(2,083)
Equity in gain of partially owned Charter Holding Corp.	(444)	(573)	(192)
Provision for loan losses	2,705	1,351	2,182
Deferred tax expense (benefit)	479	791	(105)
Change in cash surrender value of life insurance	(545)	(462)	(382)
Decrease in accrued interest receivable and other assets	1,082	590	2,494
Change in deferred loan origination costs, net	(1,118)	(381)	74
Increase (decrease) in accrued expenses and other liabilities	713	(1,509)	1,532

Net cash provided by operating activities	1,096	10,621	10,401

Cash flows from investing activities:
Capital expenditures - investment in real estate	(503)	—	(140)
Capital expenditures - software	(70)	(192)	(76)
Capital expenditures - premises and equipment	(1,297)	(925)	(868)
Proceeds from sales of securities available-for-sale	194,347	102,632	109,539
Purchases of securities available-for-sale	(223,664)	(156,667)	(131,964)
Proceeds from maturities of securities available-for-sale	50,022	44,290	46,266
Redemption of Federal Home Loan Bank stock	119	—	—
Purchases of Federal Home Loan Bank stock	(1,627)	—	(1,439)
Capital distribution - Charter Holding Corp., at equity	438	545	203
Additional investment in Charter Holding Corp.	—	—	(1,765)
Loan originations and principal collections, net	(96,888)	(35,885)	(48,789)
Purchases of loans	(4,799)	(6,372)	(8,980)
Recoveries of loans previously charged off	596	365	215
Proceeds from sales of other real estate and other assets	1,409	135	306
Investment in bank owned life insurance	(5,000)	(2,500)	—
Cash paid to acquire McCrillis & Eldredge, net	—	(175)	—
Cash and cash equivalents acquired from The Nashua Bank, net of expenses and cash paid	(1,623)	—	—
Premium paid on life insurance policies	(13)	(12)	(11)

Net cash used in investing activities	(88,553)	(54,761)	(37,503)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Dollars in thousands)
For the years ended December 31,	2012	2011	2010
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	64,159	40,482	32,962
Net (decrease) increase in time deposits	(16,320)	(15,678)	10,829
Increase (decrease) in short-term advances from Federal Home Loan Bank	15,000	15,000	(40,000)
Principal advances from Federal Home Loan Bank	45,000	5,000	75,000
Repayment of advances from Federal Home Loan Bank	—	(15,000)	(55,000)
Repayment of other borrowed funds	(543)	—	(2,078)
Net (decrease) increase in repurchase agreements	(895)	(651)	4,046
Redemption of stock warrants	(737)	—	—
Proceeds from issuance of preferred stock	—	20,000	—
Redemption of preferred stock	—	(10,000)	—
Dividends paid on preferred stock	(848)	(484)	(500)
Dividends paid on common stock	(3,052)	(3,002)	(3,001)
Proceeds from exercise of stock options	365	—	18

Net cash provided by financing activities	102,129	35,667	22,276

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,672	(8,473)	(4,826)
CASH AND CASH EQUIVALENTS, beginning of year	24,740	33,213	38,039

CASH AND CASH EQUIVALENTS, end of year	$39,412	$24,740	$33,213

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,396	$8,763	$9,769

Income taxes paid	$3,633	$1,850	$4,630

Loans transferred to other real estate owned	$547	$1,891	$310

Loans originated from sales of other real estate owned	$237	$508	$119

Allowance for loan losses transferred to other liabilities	$—	$—	$175

	The Nashua Bank	McCrillis & Eldredge
Acquisitions:

Cash and cash equivalents acquired	$2,790	$97
Available-for-sale securities	20,852	25
Federal Home Loan Bank stock	383	—
Net loans acquired	88,203	—
Premises and equipment acquired	729	34
Investment in real estate	249	—
Accrued interest receivable	375	—
Bank owned life insurance policies	—	15
Other assets acquired	95	37
Customer list intangible	—	629
Core deposit intangible	2,086	—

	115,762	837

Deposits assumed	98,479	—
Federal Home Loan Bank borrowings assumed	1,754	—
Other liabilities assumed	897	372

	101,130	372

Net assets acquired	14,632	465

Merger costs	21,378	1,769

Goodwill	$6,746	$1,304

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	Summary of significant accounting policies:

Nature of operations - New Hampshire Thrift Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (the “Bank”), a federal stock savings bank, operates 30 branches in Chester, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire and Rutland and Windsor Counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the region. The Company’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation - The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings and investment properties, and Lake Sunapee Financial Services Corp. (“LSFSC”), which sells brokerage securities and insurance products to customers, and McCrillis & Eldredge Insurance, Inc. (“MEI”), a full-line independent insurance agency acquired in 2012, which offers a complete range of commercial insurance services and consumer products. LSGI, LSFSC and MEI are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation - Overall,” the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2012 and 2011 includes $9 million and $10 million respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

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

Federal Home Loan Bank stock - As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2012, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

Investment in Charter Holding Corp. - The Company owned one-third interest in Charter Holding Corporation (“CHC”) with two other New Hampshire banks. On September 30, 2011, the Company and one of the other banks purchased the third bank’s ownership interest. As a result, the Company and one other bank each hold 50% ownership of CHC at December 31, 2012 and 2011. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from seven offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

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

Acquired Loans - Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Acquired loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Subsequent to acquisition, actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•

Changes in the expected principal and interest payments over the estimated life – Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;

•	Changes in prepayment assumptions - Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	Changes in interest rate indices for variable rate loans - Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

NOTE 1.	Summary of significant accounting policies: (continued)

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within non-interest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

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

General component - The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012.

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

NOTE 1.	Summary of significant accounting policies: (continued)

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

Unallocated component - An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Concentration of credit risk - Most of the Company’s business activity is with customers located within the states of New Hampshire and Vermont. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is composed of loans collateralized by real estate located in the states of New Hampshire and Vermont.

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

Earnings per share - Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Notes payable - The carrying amounts of notes payable approximate their fair values.

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

Stock based compensation - At December 31, 2012, the Company has two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation - Stock Compensation - Overall.”

Recent Accounting Pronouncements - In April 2011, FASB issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The adoption of this guidance is reflected in Note 4.

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

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The required disclosure in the Company’s consolidated financial statements have been reflected in the statements of comprehensive income and Note 18.

In September 2011, FASB issued ASU 2011-08, “Intangibles - Goodwill and Other”, an update to ASC 350, “Intangibles - Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The required disclosures in the Company’s consolidated financial statements have been reflected in the statements of comprehensive income and Note 18.

NOTE 1.	Summary of significant accounting policies: (continued)

In October 2012, FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. For public and nonpublic entities, the amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2008, the Company entered into an interest rate swap agreement with PNC Bank to convert the floating rate payments on Trust II to fixed rate payments. The terms of the interest rate swap agreement are as follows:

Notional amount:	$10.0 million
Trade date:	May 1, 2008
Effective date:	June 17, 2008
Termination date:	June 17, 2013
Fixed rate payer:	New Hampshire Thrift Bancshares, Inc.
Payment dates:	Quarterly
Fixed rate:	6.65%
Floating rate payer:	PNC Bank
Payment dates:	Quarterly
Index:	Three month LIBOR

NOTE 3.	Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Available-for-sale securities
Bonds and notes -
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale	$210,408	$2,170	$209	$212,369

December 31, 2011:
Available-for-sale securities
Bonds and notes -
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale	$207,480	$3,034	$196	$210,318

NOTE 3.	Securities: (continued)

For the year ended December 31, 2012, proceeds from sales of securities available-for-sale amounted to $194.3 million. Gross gains of $3.8 million and no gross losses were realized during 2012 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.5 million. For the year ended December 31, 2011, proceeds from sales of securities available-for-sale amounted to $102.6 million. Gross gains of $2.6 million and no gross losses were realized during 2011 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.0 million. For the year ended December 31, 2010, proceeds from sales of securities available-for-sale amounted to $109.5 million. Gross gains of $2.0 million and gross losses of $3 thousand were realized during 2010 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $806 thousand.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2012:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$40,881
Municipal bonds	3,775

Total due after one year through five years	$44,656

U.S. Treasury notes	$10,494
Municipal bonds	6,747

Total due after five years through ten years	$17,241

Municipal bonds	$12,160
Other bonds and debentures	70

Total due after ten years	$12,230

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of stockholders’ equity as of December 31, 2012.

Securities, carried at $152.2 million and $155.9 million were pledged to secure public deposits, the treasury, tax and loan account, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of December 31, 2012 and 2011, respectively.

NOTE 3.	Securities: (continued)

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2012:
Bonds and notes -
U.S. Treasury notes	$10,494	$48	$—	$—	$10,494	$48
Mortgage-backed securities	24,025	70	2	—	24,027	70
Equity securities	—	—	377	91	377	91

Total temporarily impaired securities	$34,519	$118	$379	$91	$34,898	$209

December 31, 2011:
Bonds and notes -
Mortgage-backed securities	$38,094	$57	$—	$—	$38,094	$57
Municipal bonds	—	—	1,396	18	1,396	18
Other bonds and debentures	7,056	89	—	—	7,056	89
Equity securities	26	1	462	31	488	32

Total temporarily impaired securities	$45,176	$147	$1,858	$49	$47,034	$196

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2012 consist primarily of equity securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, and U.S. treasury notes. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The unrealized losses on equity securities are primarily attributable to lack of trading activity related to the security and are not considered credit related losses. As company management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4.	Loans receivable:

Loans receivable consisted of the following as of December 31:

(Dollars in thousands)	2012			2011
	Originated	Acquired	Total	Total
Real estate loans:
Conventional	$458,206	$13,243	$471,449	$397,010
Home equity	68,175	1,116	69,291	71,990
Construction	15,233	4,179	19,412	12,731
Commercial	178,574	55,690	234,264	148,424

	720,188	74,228	794,416	630,155
Consumer loans	6,595	709	7,304	7,343
Commercial and municipal loans	93,680	14,070	107,750	83,835
Unamortized adjustment to fair value	—	—	—	1,101

Total loans	820,463	89,007	909,470	722,434
Allowance for loan losses	(9,923)	—	(9,923)	(9,131)
Deferred loan origination costs, net	2,767	(78)	2,689	1,649

Loans receivable, net	$813,307	$88,929	$902,236	$714,952

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2012. Total loan to such persons and their companies amounted to $3.9 million as of December 31, 2012. During 2012, principal advances of $3.3 million were made and principal payments totaled $285 thousand.

NOTE 4.	Loans receivable: (continued)

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of December 31:

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2012:
Allowance for loan losses:
Originated:
Beginning balance	$4,845	$3,146	$222	$721	$58	$139	$9,131
Charge-offs	(1,239)	(474)	(138)	(438)	(220)	—	(2,509)
Recoveries	167	56	68	142	163	—	596
Provision (benefit)	1,124	888	56	493	57	87	2,705

Ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Originated:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Acquired loans (Discounts related to Credit Quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

NOTE 4.	Loans receivable: (continued)

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2011:
Allowance for loan losses:
Beginning balance	$3,982	$2,920	$567	$2,168	$92	$135	$9,864
Charge-offs	(1,187)	(548)	(303)	(147)	(264)	—	(2,449)
Recoveries	132	—	—	61	172	—	365
Provision (benefit)	1,918	774	(42)	(1,361)	58	4	1,351

Ending balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Individually evaluated for impairment	$77	$231	$—	$—	$—	$—	$308
Collectively evaluated for impairment	4,768	2,915	222	721	58	139	8,823

Total allowance for loan losses ending balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Loans:
Individually evaluated for impairment	$5,489	$8,910	$1,006	$1,211	$—	$—	$16,616
Collectively evaluated for impairment	464,524	139,433	11,725	82,771	7,365	—	705,818

Total loans ending balance	$470,013	$148,343	$12,731	$83,982	$7,365	$—	$722,434

The following is a summary of activity of the allowance for loan losses for the year ended December 31, 2010:

(Dollars in thousands)	2010
BALANCE, beginning of year	$9,519
Charged-off loans	(1,877)
Recoveries of loans previously charged-off	215
Transfer to allowance for unfunded commitments	(175)
Provision for loan losses charged to income	2,182

BALANCE, end of year	$9,864

The following table sets forth information regarding originated nonaccrual loans and past-due loans as of December 31:

(Dollars in thousands)	30 - 59 Days	60 - 89 Days	90 Days or More	Total Past Due	Total Current	Total	90 Days and Accruing	Nonaccrual Loans
December 31, 2012:
Real estate:
Conventional	$3,869	$1,327	$2,461	$7,657	$450,549	$458,206	$—	$6,250
Commercial	3,019	236	358	3,613	174,961	178,574	—	9,304
Home equity	555	172	144	871	67,304	68,175	—	158
Construction	10	—	—	10	15,223	15,233	—	887
Commercial and municipal	224	276	195	695	92,985	93,680	—	402
Consumer	12	—	—	12	6,583	6,595	—	—

Total	$7,689	$2,011	$3,158	$12,858	$807,605	$820,463	$—	$17,001

NOTE 4.	Loans receivable: (continued)

(Dollars in thousands)	30 - 59 Days	60 - 89 Days	90 Days or More	Total Past Due	Total Current	Total	90 Days and Accruing	Nonaccrual Loans
December 31, 2011:
Real estate:
Conventional	$1,925	$615	$1,306	$3,846	$393,164	$397,010	$—	$5,578
Commercial	966	584	1,513	3,063	145,361	148,424	—	8,485
Home equity	498	—	—	498	71,492	71,990	—	—
Construction	444	—	176	620	12,111	12,731	—	1,006
Commercial and municipal	178	352	280	810	83,025	83,835	—	1,540
Consumer	22	—	8	30	7,313	7,343	—	8

Total	$4,033	$1,551	$3,283	$8,867	$712,466	$721,333	$—	$16,617

The Company’s impaired loans consist of certain originated loans, including all TDR’s. The following table summarizes, by class of loan, information related to individually - evaluated impaired loans within the originated portfolio:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012:
With no related allowance recorded:
Real Estate:
Conventional	$6,057	$6,979	$—	$6,315	$252
Home equity	158	211	—	168	6
Commercial	9,004	9,603	—	9,245	554
Construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired with no related allowance	$17,148	$18,775	$—	$17,848	$917

With an allowance recorded:
Real Estate:
Conventional	$749	$782	$232	$772	$38
Commercial	984	984	129	986	45

Total impaired with an allowance recorded	$1,733	$1,766	$361	$1,758	$83

Total
Real Estate:
Conventional	$6,806	$7,761	$232	$7,087	$290
Home equity	158	211	—	168	6
Commercial	9,988	10,587	129	10,231	599
Construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired loans	$18,881	$20,541	$361	$19,606	$1,000

NOTE 4.	Loans receivable: (continued)

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011:
With no related allowance recorded:
Real Estate:
Conventional	$3,926	$3,926	$—	$2,124	$83
Commercial	7,584	7,584	—	6,407	437
Construction	1,006	1,006	—	307	11
Commercial and municipal	1,211	1,211	—	690	45

Total impaired with no related allowance	$13,727	$13,727	$—	$9,528	$576

With an allowance recorded:
Real Estate:
Conventional	$1,563	$1,563	$77	$542	$32
Commercial	1,326	1,326	231	782	86

Total impaired with an allowance recorded	$2,889	$2,889	$308	$1,324	$118

Total
Real Estate:
Conventional	$5,489	$5,489	$77	$2,666	$115
Commercial	8,910	8,910	231	7,189	523
Construction	1,006	1,006	—	307	11
Commercial and municipal	1,211	1,211	—	690	45

Total impaired loans	$16,616	$16,616	$308	$10,852	$694

The following table presents a summary of credit impaired loans acquired through the merger with The Nashua Bank as of December 31, 2012.

(Dollars in thousands)	Commercial Real Estate and Commercial Business
Contractually required payments receivable	$1,408
Nonaccretable difference

Cash flows expected to be collected	1,408
Accretable yield	—

Fair value of purchased credit impaired loans acquired	$1,408

NOTE 4.	Loans receivable: (continued)

The following table presents modified loans by class that were determined to be TDR’s that occurred during the years ended December 31:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2012:
Troubled Debt Restructurings:
Real estate:
Conventional	13	$1,480	$1,456
Commercial	17	5,022	4,582
Construction	4	1,340	1,317
Commercial and municipal	4	157	111

	38	$7,999	$7,466

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Conventional	3	$442
Commercial	2	458
Commercial and municipal	1	31

	6	$931

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2011:
Troubled Debt Restructurings:
Real estate:
Conventional	20	$3,322	$3,322
Commercial	16	4,487	4,487
Construction	1	202	202
Commercial and municipal	8	733	697

	45	$8,744	$8,708

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Conventional	3	$281
Commercial	2	153
Commercial and municipal	4	381

	9	$815

NOTE 4.	Loans receivable: (continued)

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loan disclosures in this footnote. As of December 31, 2012 and 2011, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the years ended December 31, 2012 and 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

The following table presents information on how loans were modified as TDRs during the twelve months ended December 31:

	Extended Maturity	Adjusted Interest Rate	Combination of Rate and Maturity	Other (a)	Total
(Dollars in thousands)
December 31, 2012:
Real estate:
Conventional	$219	$466	$418	$353	$1,456
Commercial	1,931	—	—	2,651	4,582
Construction	1,317	—	—	—	1,317
Commercial and municipal	64	—	15	32	111

Total TDRs	$3,531	$466	$433	$3,036	$7,466

December 31, 2011:
Real estate:
Conventional	$—	$51	$—	$3,271	$3,322
Commercial	303	—	—	4,184	4,487
Construction	—	—	—	202	202
Commercial and municipal	—	—	44	653	697

Total TDRs	$303	$51	$44	$8,310	$8,708

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The six TDRs that have subsequently defaulted during the year ended December 31, 2012 are all on nonaccrual as of December 31, 2012. All TDRs are individually evaluated for impairment. Of the six defaulted TDRs, none had an impairment measurement included in specific allowances.

The nine TDRs that have subsequently defaulted during the year ended December 31, 2011 are all on nonaccrual as of December 31, 2011. All TDRs are individually evaluated for impairment. Of the nine defaulted TDRs, one has an impairment measurement of $14 thousand which is included in specific allowances.

NOTE 4.	Loans receivable: (continued)

The following table presents the Company’s loans by risk rating as of December 31:

	Real Estate:
	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
(Dollars in thousands)
December 31, 2012:
Originated
Grade:
Pass	$—	$152,162	$5,834	$54,501	$—	$212,497
Special mention	112	1,212	761	156	—	2,241
Substandard	6,871	14,732	1,527	757	—	23,887
Loans not formally rated	519,398	10,468	7,111	38,266	6,595	581,838

Total	$526,381	$178,574	$15,233	$93,680	$6,595	$820,463

Acquired
Grade:
Pass	$—	$45,644	$1,922	$10,387	$—	$57,953
Special mention	—	300	239	260	—	799
Substandard	381	2,037	—	—	—	2,418
Loans not formally rated	13,978	7,709	2,018	3,423	709	27,837

Total	$14,359	$55,690	$4,179	$14,070	$709	$89,007

December 31, 2011:
Grade:
Pass	$—	$125,405	$10,506	$81,835	$—	$217,746
Special mention	109	5,266	1,166	1,163	—	7,704
Substandard	5,489	17,753	1,059	837	—	25,138
Loans not formally rated	463,402	—	—	—	7,343	470,745

Total	$469,000	$148,424	$12,731	$83,835	$7,343	$721,333

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

(Dollars in thousands)	2012	2011
Sold loans	$385,425	$365,811

Participation loans	$31,428	$32,734

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2012 and 2011 was $2.1 million and $1.8 million, respectively.

Servicing rights of $1.4 million, $651 thousand, and $977 thousand were capitalized in 2012, 2011 and 2010, respectively. Amortization of capitalized servicing rights was $1.0 million in 2012, $811 thousand in 2011 and $794 thousand in 2010.

The fair value of capitalized servicing rights was $3.0 million and $2.4 million as of December 31, 2012 and 2011, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

(Dollars in thousands)	2012	2011
Balance, beginning of year	$58	$45
Increase	11	13

Balance, end of year	$69	$58

NOTE 5.	Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

(Dollars in thousands)	2012	2011
Land and land improvements	$2,694	$2,438
Buildings and premises	20,030	18,996
Furniture, fixtures and equipment	10,664	9,933

	33,388	31,367
Less - Accumulated depreciation	16,127	14,917

	$17,261	$16,450

Depreciation expense amounted to $1.2 million for the years ending December 31, 2012, 2011 and 2010.

NOTE 6.	Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

(Dollars in thousands)	2012	2011
Land and land improvements	$551	$412
Buildings and premises	4,269	3,656

	4,820	4,068
Less - Accumulated depreciation	746	617

	$4,074	$3,451

Rental income from investment in real estate amounted to $283 thousand, $241 thousand and $249 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense amounted to $129 thousand, $99 thousand and $96 thousand for the years ending December 31, 2012, 2011 and 2010, respectively.

NOTE 7.	Deposits:

Deposits are summarized as follows as of December 31:

(Dollars in thousands)	2012	2011
Demand deposits	$74,132	$64,356
Savings	190,467	152,590
N.O.W.	248,330	209,150
Money market	82,608	40,503
Time deposits	353,804	336,424

	$949,341	$803,023

The following is a summary of maturities of time deposits as of December 31, 2012:

(Dollars in thousands)
2013	$210,349
2014	55,133
2015	41,183
2016	24,659
2017	22,480

Total	$353,804

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Time deposits	$3,762	$5,044	$5,869
N.O.W.	209	261	227
Money market	137	164	173
Savings	273	302	365

	$4,381	$5,771	$6,634

Deposits from related parties held by the Bank as of December 31, 2012 and 2011 amounted to $4.2 million and $3.4 million, respectively.

NOTE 7.	Deposits: (continued)

As of December 31, 2012 and 2011, time deposits include $183.6 million and $153.8 million, respectively, of certificates of deposit with a minimum balance of $100 thousand. Generally, deposits in excess of $250 thousand are not federally insured.

The aggregate amount of brokered time deposits as of December 31, 2012 and 2011 was $25 million and $5 million, respectively. Brokered time deposits are not included in time deposits accounts in denominations of $100 thousand or more above.

NOTE 8.	Federal Home Loan Bank Advances:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2012 are summarized as follows:

(Dollars in thousands)
2013	$81,000
2014	20,750
2015	16,000
2016	15,000
Thereafter	10,000
Fair value adjustment	(20)

$142,730

As of December 31, 2012, the following advance from the FHLB was redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
April 30, 2018	January 28, 2013 and quarterly thereafter	$10,000
May 2, 2016	April 30, 2013 and quarterly thereafter	10,000

As of December 31, 2012, the Company had a $1.0 million putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 1, 2013 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2012, the three month LIBOR was at 0.31%.

At December 31, 2012, the interest rates on FHLB advances ranged from (0.15)% to 4.13%. The weighted average interest rate at December 31, 2012 was 1.34%.

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

The securities sold under agreements to repurchase as of December 31, 2012 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government agencies. The securities were held in the Bank’s safekeeping account at Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 10.	Income taxes:

The components of income tax expense are as follows for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Current tax expense	$3,205	$2,020	$3,717
Benefit from net operating loss carryovers	—	—	(68)
Deferred tax expense (benefit)	479	791	(105)

Total income tax expense	$3,684	$2,811	$3,544

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2012	2011	2010
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(5.5)	(7.5)	(4.8)
Dividends received deduction	(1.2)	(1.4)	(0.5)
Federal tax credits	(0.3)	(0.3)	(0.3)
Merge related expenses	2.2	—	—
Other, net	3.0	2.0	2.4

Effective tax rates	32.2%	26.8%	30.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Interest on non-performing loans	$139	$69
Allowance for loan losses	3,554	3,474
Deferred compensation	714	702
Deferred retirement expense	951	789
Restricted stock awards	15	—
Accrued directors fees	27	32
Accrued group health contingency	52	46
Writedown of securities	—	343
Net unrealized loss on derivative	65	185
Unrecognized employee benefits under ASC 715-10	1,680	1,537
Other	252	51

Gross deferred tax assets	7,449	7,228

Deferred tax liabilities:
Deferred loan costs, net of fees	(1,149)	(653)
Prepaid pension	(1,621)	(1,643)
Accelerated depreciation	(611)	(651)
Purchased goodwill	(3,257)	(2,961)
Mortgage servicing rights	(851)	(717)
Net unrealized gain on available-for-sale securities	(777)	(1,124)
Core deposit intangibles and other market value adjustments	(1,180)	(1,144)

Gross deferred tax liabilities	(9,446)	(8,893)

Net deferred tax liability	$(1,997)	$(1,665)

During 2012, the Company acquired The Nashua Bank. Upon acquisition, deferred taxes were decreased by $223 thousand due to existing deferred taxes and purchase accounting adjustments.

NOTE 10.	Income taxes: (continued)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2009 through December 31, 2012.

NOTE 11.	Stock compensation plans:

At December 31, 2012, the Company has two fixed stock-based employee compensation plans under which options are outstanding. As of December 31, 2012, 174,000 options are available to be granted. Under the plans, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options are exercisable immediately.

No modifications have been made to the terms of the option agreements.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2012, 2011 and 2010 and changes during the years ending on those dates is presented below:

	2012		2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	304,042	$12.66	306,042	$12.66	308,042	$12.64
Forfeited	(19,000)	12.74	(2,000)	13.25	—	—
Exercised	(40,042)	9.13	—	—	(2,000)	9.13

Outstanding at end of year	245,000	$13.23	304,042	$12.66	306,042	$12.66

Options exercisable at year-end	245,000	—	304,042		306,042
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2012:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life
$13.05	100,000	0.8 years
13.25	137,500	2.9 years
15.30	7,500	3.1 years

$13.23	245,000	2.0 years

The Company granted a total of 35,000 shares of restricted stock awards (“Stock Awards”) to seven directors effective June 14, 2012. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and award directors shares of restricted common stock of the Company. In 2012, 5,000 shares of restricted stock were forfeited leaving 30,000 shares of restricted stock outstanding at December 31, 2012. The restricted stock vests ratably over a five year period beginning on June 13, 2013. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $12.56 per share; and amounted to $38,000 for the year ending December 31, 2012. The remaining unrecognized compensation expense at December 31, 2012 of $339,000 will be recognized over the next 4.5 years.

NOTE 12.	Employee benefit plans:

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

NOTE 12.	Employee benefit plans: (continued)

The following tables set forth information about the plan for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	2012	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,560	$6,022	$5,566
Interest cost	338	327	333
Actuarial loss	838	377	528
Benefits paid	(229)	(166)	(405)

Benefit obligation at end of year	7,507	6,560	6,022

Change in plan assets:
Plan assets at estimated fair value at beginning of year	6,828	6,354	6,141
Actual return on plan assets	756	40	618
Benefits paid	(229)	(166)	(405)
Contributions	6	600	—

Fair value of plan assets at end of year	7,361	6,828	6,354

Funded status	$(146)	$268	$332

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $4.2 million and $3.9 million as of December 31, 2012 and 2011, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 4.50% and 0%, respectively, at December 31, 2012, 5.25% and 0% at December 31, 2011, respectively and 5.50% and 0% at December 31, 2010, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $7.5 million and $6.6 million at December 31, 2012 and 2011, respectively.

Components of net periodic cost and other comprehensive loss for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Interest cost on benefit obligation	$338	$327	$333
Expected return on assets	(536)	(501)	(486)
Amortization of unrecognized actuarial loss	258	206	178

Net periodic cost	60	32	25

Other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effect:
Actuarial loss	618	838	396
Amortization of unrecognized actuarial loss	(258)	(206)	(178)

Total recognized in other comprehensive loss	360	632	218

Total recognized in net periodic cost and other comprehensive loss	$420	$664	$243

NOTE 12.	Employee benefit plans: (continued)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2013 is $302 thousand.

For the years ended December 31, 2012, 2011 and 2010, the assumptions used to determine the net period pension cost are as follows:

	2012	2011	2010
Discount rate	5.25%	5.50%	5.50%
Increase in future compensation levels	—	—	—
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The Company has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 2.0% to 3.5%. The long-term rate of return used by the Company is 8.0%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2012, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2012:
U.S. equity securities	$1,052	$385	$667	$—
Registered investment companies (a)	6,176	6,176	—	—
Money market	133	133	—	—

Totals	$7,361	$6,694	$667	$—

(a)	Includes 57% invested in fixed income funds and 43% invested in equity and index funds.

NOTE 12.	Employee benefit plans: (continued)

The Company’s pension plan assets measured at fair value at December 31, 2011, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2011:
U.S. equity securities	$947	$947	$—	$—
Registered investment companies (a)	2,737	—	2,737	—
Corporate debt securities	1,082	—	1,082	—
U.S. Government and agency securities	1,102	—	1,102	—
Money market	960	960	—	—

Totals	$6,828	$1,907	$4,921	$—

(a)	Includes 13.3% invested in fixed income funds and 86.7% invested in equity and index funds.

The Company’s pension plan assets are generally classified within level 1 or level 2 of the fair value hierarchy (See Note 14, “Fair Value Measurements,” to the Consolidated Financial Statements for a description of the fair value hierarchy) because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2012 and 2011. The fair values of the shares on those dates were $385 thousand (5.2% of total plan assets) and 342 thousand (5.0% of total plan assets), respectively.

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

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	30-50%
Fixed income	50-70%
Money market	0-10%

The Bank does not expect to contribute to the defined benefit pension plan in 2013.

NOTE 12.	Employee benefit plans: (continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollars in thousands)
2013	$259
2014	274
2015	337
2016	334
2017	358
Years 2018-2022	2,070

Defined Contribution Plan

The Bank sponsors a Profit Sharing - Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2012, 2011 and 2010, participating employees’ contributions totaled $812 thousand, $709 thousand and $635 thousand, respectively. The Bank made contributions totaling $652 thousand for 2012, $591 thousand for 2011 and $544 thousand for 2010. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $3.1 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively. Expense recorded under these agreements was $492 thousand, $514 thousand and $537 thousand in 2012, 2011 and 2010, respectively. $45 thousand was paid to a retired executive in 2012, 2011 and 2010 per the agreements.

Effective as of June 1, 2012, the Company and the Bank entered into parallel employment agreements (“the Agreement(s)”) with the Chairman of the Board of Directors (“Chairman”) and with the President and Chief Executive Officer (“President”) of the Company. The Agreement with the Chairman ends on December 31, 2014. The Agreement with the President has an initial term of three years and will automatically extend annually for one year unless either the Company or the President give contrary written notice in advance. The Agreements provide for a guaranteed minimum salary and certain benefits.

In the event of voluntary termination without cause or voluntary termination with good reason, each executive is entitled to receive a severance benefit equal to a lump sum payment equal to salary and bonus which the executive would have received had he continued to work for the remaining unexpired term; and certain other benefits per the Agreements.

Upon a Change in Control as defined in the Agreements, the executive will receive the severance benefits described above with such benefits being calculated as if the remaining unexpired term of the agreement was three years.

The Company also has change of control agreements with the Chief Financial Officer and five other officers in which the officer will receive a lump sum severance payment equal to one year’s annual base salary in effect as of the date of termination.

NOTE 12.	Employee benefit plans: (continued)

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

In 2008, the Company adopted ASC 715, “Compensation – Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principles as a cumulative effect adjustment in 2008 to retained earnings of $320 thousand. The total liability for the arrangements included in other liabilities was $350 thousand at December 31, 2012 and $335 thousand at December 31, 2011. The Company recorded expense under this arrangement of $15 thousand in 2012, $136 thousand in 2011 and $77 thousand in 2010.

NOTE 13.	Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2012, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 12, 2013 and November 30, 2017. The total minimum rent commitments due in future periods under these existing agreements is as follows as of December 31, 2012:

(Dollars in thousands)
2013	$417
2014	442
2015	214
2016	202
2017	67

Total minimum lease payments	$1,342

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $506 thousand, $472 thousand and $481 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14.	Fair value measurements:

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

NOTE 14.	Fair value measurements: (continued)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2012 and 2011. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2012.

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

NOTE 14.	Fair value measurements: (continued)

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2012 and 2011.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2012:
U.S. Treasury notes	$51,375	$—	$51,375	$—
Municipal bonds	22,682	—	22,682	—
Other bonds and debentures	70	—	70	—
Mortgage-backed securities	137,841	—	137,841	—
Equity securities	401	401	—	—

Totals	$212,369	$401	$211,968	$—

December 31, 2011:
Municipal bonds	$29,441	$—	$29,441	$—
Other bonds and debentures	24,447	—	24,447	—
Mortgage-backed securities	155,942	—	155,942	—
Equity securities	488	488	—	—

Totals	$210,318	$488	$209,830	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2012:
Derivative - interest rate swap	$166	$—	$166	$—

Totals	$166	$—	$166	$—

December 31, 2011:
Derivative - interest rate swap	$468	$—	$468	$—

Totals	$468	$—	$468	$—

NOTE 14.	Fair value measurements: (continued)

Assets measured at fair value on a nonrecurring basis

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2012 and 2011, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2012:
Impaired loans	$1,372	$—	$—	$1,372
Other real estate owned	102	—	—	102

Totals	$1,474	$—	$—	$1,474

December 31, 2011:
Impaired loans	$2,581	$—	$—	$2,581
Other real estate owned	1,344	—	—	1,344

Totals	$3,925	$—	$—	$3,925

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$39,412	$39,412	$—	$—	$39,412
Securities available-for-sale	212,369	401	211,968	—	212,369
Federal Home Loan Bank stock	9,506	9,506	—	—	9,506
Loans held-for-sale	11,983	—	12,164	—	12,164
Loans, net	902,236	—	—	918,181	918,181
Investment in unconsolidated subsidiaries	620	—	—	563	563
Accrued interest receivable	2,845	2,845	—	—	2,845

Financial liabilities:					—
Deposits	949,341	—	952,949	—	952,949
FHLB advances	142,730	—	145,651	—	145,651
Notes payable	7	—	7	—	7
Securities sold under agreements to repurchase	14,619	14,619	—	—	14,619
Subordinated debentures	20,620	—	—	18,724	18,724
Derivative - interest rate swap	166	—	166	—	166

NOTE 14.	Fair value measurements: (continued)

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,740	$24,740
Securities available-for-sale	210,318	210,318
Federal Home Loan Bank stock	7,615	7,615
Loans held-for-sale	3,434	3,478
Loans, net	714,952	721,388
Investment in unconsolidated subsidiaries	620	554
Accrued interest receivable	2,669	2,669

Financial liabilities:
Deposits	803,023	806,295
FHLB advances	80,967	82,999
Notes payable	543	543
Securities sold under agreements to repurchase	15,514	15,514
Subordinated debentures	20,620	18,419
Derivative - interest rate swap	468	468

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investment which are included in other assets and derivatives which are included in other liabilities. Accounting policies related to financial instruments are described in Note 1.

NOTE 15.	Acquisitions:

On December 21, 2012, the Company acquired The Nashua Bank. Costs to acquire consisted of cash of $3.7 million, 1,153,544 shares issued ($12.76 market value per share or $14.7 million) and preferred stock assumed of $3.0 million for a total acquisition cost of $21.4 million. Goodwill recognized amounted to $6.7 million and of that total, none is deductible for tax purposes.

A summary of the fair values of assets acquired and liabilities assumed at the date of the acquisition is as follows:

(Dollars in thousands)	The Nashua Bank
Cash and due from banks	$2,790
Federal Home Loan Bank stock	383
Securities available-for-sale	20,852
Loans, net	88,203
Premises and equipment	729
Investment in real estate	249
Other assets and accrued interest receivable	470

Total assets acquired	113,676

Total deposits	98,479
FHLB advances	1,754
Accrued expenses and other liabilities	897

Total liabilities assumed	101,130

Net assets acquired	12,546
Goodwill	6,746
Core deposit intangible asset	2,086

Total purchase price	$21,378

NOTE 15.	Acquisitions: (continued)

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The following proforma information assumes that the acquisitions had occurred at the beginning of each of the periods presented.

(Dollars in thousands)	2012	2011	2010
Total revenue	$56,287	$52,786	$53,940
Net income	$8,545	$7,927	$8,620
Net income available to common shareholders	$7,849	$7,205	$8,104
Earnings per share:
Basic	$1.11	$1.04	$1.17
Diluted	$1.11	$1.04	$1.17

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

Liquidation account - On May 22, 1986, Lake Sunapee Bank, fsb received approval from the Federal Home Loan Bank Board and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4.3 million (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2012.

Dividends - The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

NOTE 16.	Shareholders’ equity: (continued)

Special bad debts deduction - In prior years, the Bank was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2012, includes $2.1 million for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 17.	Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

(Dollars in thousands, except for per share data):	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2012
Basic EPS
Net income as reported	$7,759
Preferred stock net accretion	—
Preferred stock dividend earned	(666)

Net income available to common stockholders	7,093	5,907,113	$1.20
Effect of dilutive securities, options	—	4,938

Diluted EPS
Income available to common stockholders and assumed conversions	$7,093	5,912,051	$1.20

Year ended December 31, 2011
Basic EPS
Net income as reported	$7,669
Preferred stock net accretion	(53)
Preferred stock dividend earned	(660)

Net income available to common stockholders	6,956	5,782,115	$1.20
Effect of dilutive securities, options	—	11,626

Diluted EPS
Income available to common stockholders and assumed conversions	$6,956	5,793,741	$1.20

Year ended December 31, 2010
Basic EPS
Net income as reported	$7,947
Preferred stock net accretion	(16)
Preferred stock dividend earned	(500)

Net income available to common stockholders	7,431	5,772,123	$1.29
Effect of dilutive securities, options	—	6,912

Diluted EPS
Income available to common stockholders and assumed conversions	$7,431	5,779,035	$1.29

NOTE 18.	Other Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income, included in stockholders’ equity are as follows during the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Net unrealized holding gains on available-for-sale securities	$2,942	$5,743	$2,603
Reclassification adjustment for realized gains in net income	(3,819)	(2,588)	(2,083)

Other comprehensive (loss) income before income tax effect	(877)	3,155	520
Income tax benefit (expense)	347	(1,249)	(206)

	(530)	1,906	314

Other comprehensive loss - pension plan	(360)	(632)	(218)
Income tax benefit	143	251	86

	(217)	(381)	(132)

Change in fair value of derivatives used for cash flow hedges	302	243	(158)
Income tax (expense) benefit	(120)	(97)	63

	182	146	(95)

Other comprehensive (loss) income - equity investment	8	(31)	62
Income tax benefit (expense)	—	—	—

	8	(31)	62

Other comprehensive (loss) income, net of tax effect	$(557)	$1,640	$149

Accumulated other comprehensive loss consists of the following as of December 31:

(Dollars in thousands)	2012	2011	2010
Net unrealized holding gains (losses) on available-for-sale securities, net of taxes	$1,184	$1,714	$(192)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,559)	(2,342)	(1,961)
Unrecognized net loss, derivative, net of tax	(101)	(283)	(429)
Unrecognized net income (loss), equity investment, net of tax	32	24	55

Accumulated other comprehensive loss	$(1,444)	$(887)	$(2,527)

NOTE 19.	Regulatory matters:

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

NOTE 19.	Regulatory matters: (continued)

As of December 31, 2012, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total assets (as defined). Management believes as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital to risk-weighted assets (as defined in the regulations), core capital to adjusted tangible assets (as defined) and tangible capital to tangible assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Total Capital to Risk Weighted Assets	$118,109	14.66%	$64,456	>	8.0%	$80,570	>	10.0%
Tier 1 Capital to Risk Weighted Assets	108,546	13.47	32,229	>	4.0	48,342		6.0
Tier 1 Capital to Total Assets	108,546	8.82	49,206		4.0	61,507	>	5.0

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)	100,957	15.01	53,821	>	8.0	67,276	>	10.0
Core Capital (to Adjusted Tangible Assets)	96,525	9.58	40,288	>	4.0	50,359	>	5.0
Tangible Capital (to Tangible Assets)	96,525	9.57	15,108	>	1.5	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	96,525	14.35	N/A		N/A	40,365	>	6.0

The following is a reconcilement of the Bank’s total equity included in the consolidated balance sheet to the regulatory capital ratios disclosed in the table above:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
Total equity	$145,755	$145,755	$126,406	$126,406
Accumulated other comprehensive loss	1,254	1,254	653	653
Allowable allowance for loan losses	—	9,563	—	8,404
Goodwill and core deposit intangible	(38,248)	(38,248)	(30,353)	(30,353)
Mortgage servicing asset	(215)	(215)	(181)	(181)
Equity investments and other assets	—	—	—	(3,972)

Totals	$108,546	$118,109	$96,525	$100,957

NOTE 20.	Preferred stock:

On January 16, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 10,000 shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series A Preferred Stock”) and a ten-year warrant to purchase up to 184,275 shares of the Company’s common stock, par value $0.01 per common share (the “Common Stock”), at an initial exercise price of $8.14 per common share (the “Warrant”), for an aggregate purchase price of $10.0 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. The Warrant was immediately exercisable. On August 25, 2011, the Company redeemed 10,000 shares of the Series A Preferred Stock for $10.0 million. The Warrant was repurchased in its entirety by the Company on February 15, 2012.

On August 25, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into a Purchase Agreement with the U.S. Department of the Treasury (“Treasury”) pursuant to which the Company issued and sold to the Treasury 20,000 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”). The SBLF is the Treasury’s effort to bring Main Street banks and small businesses together to help create jobs and promote economic growth in local communities. The Company used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock issued under the Treasury’s Capital Purchase Program as indicated in the preceding paragraph.

As part of the acquisition of The Nashua Bank, on December 21, 2012, the Company assumed The Nashua Bank’s outstanding 3,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “TNB Preferred Stock”) issued to Treasury under the SBLF program.

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

NOTE 21.	Financial instruments: (continued)

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2012 and 2011, the maximum potential amount of the Company’s obligation was $1.4 million and $583 thousand, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

(Dollars in thousands)	2012	2011
Commitments to extend credit	$31,615	$36,004

Letters of credit	$1,395	$583

Lines of credit	$123,799	$93,048

Unadvanced portion of construction loans	$7,495	$3,149

NOTE 22.	Goodwill and intangible assets:

The Company’s assets as of December 31, 2012 include goodwill of $6.7 million and intangible assets of $2.1 million relating to the acquisition of The Nashua Bank in 2012.

The Company’s assets as of December 31, 2011 include goodwill of $1.3 million relating to the acquisition of McCrillis & Eldredge in 2011 and $15.2 million relating to the acquisitions of First Brandon and First Community in 2007. Goodwill also includes $2.5 million relating to the acquisition of Landmark Bank and $9.7 million relating to the acquisition of New London Trust in prior years.

The Company evaluated its goodwill and intangible assets as of December 31, 2012 and 2011 and found no impairment.

NOTE 22.	Goodwill and intangible assets: (continued)

A summary of acquired amortizing intangible assets is as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2012:
Core deposit intangible-First Brandon	$2,476	$1,932	$544
Core deposit intangible-First Community	992	744	248
Customer list intangible-McCrillis & Eldredge	629	91	538
Core deposit intangible - The Nashua Bank	2,086	—	2,086

Total	$6,183	$2,767	$3,416

December 31, 2011:
Core deposit intangible-First Brandon	$2,476	$1,688	$788
Core deposit intangible-First Community	992	640	352
Customer list intangible-McCrillis & Eldredge	629	14	615

Total	$4,097	$2,342	$1,755

Aggregate amortization expense for core deposit intangible was $348 thousand in 2012, $410 thousand in 2011 and $474 thousand in 2010. Amortization for core deposit intangible is being calculated on the sum-of-the-years digit method over ten years. Aggregate amortization expense for customer list intangible was $77 thousand in 2012 and $14 thousand in 2011. Amortization for customer list intangible is being calculated on the sum-of-the years digit method over 15 years.

Estimated amortization expense for each of the five years succeeding 2012 is as follows:

(Dollars in thousands)
2013	$736
2014	630
2015	524
2016	418
2017	311

NOTE 23.	Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2012	2011
ASSETS
Cash	$3,707	$2,656
Investment in subsidiary, Lake Sunapee Bank	145,754	126,455
Investment in affiliate, NHTB Capital Trust II	310	310
Investment in affiliate, NHTB Capital Trust III	310	310
Deferred expenses	229	240
Advances to Lake Sunapee Bank	73	43
Other assets	379	557

Total assets	$150,762	$130,571

LIABILITIES
Subordinated debentures	$20,620	$20,620
Notes payable	—	543
Other liabilities	648	748

Total liabilities	21,268	21,911
STOCKHOLDERS’ EQUITY
Stockholders’ equity	129,494	108,660

Total liabilities and stockholders’ equity	$150,762	$130,571

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2012	2011	2010
Dividends from subsidiary, Lake Sunapee Bank	$—	$—	$8,000
Dividends from subsidiaries, NHTB Capital Trust II and III	20	20	20
Investment interest income	—	—	167
Interest expense on subordinated debentures	1,027	1,008	1,011
Interest expense on other borrowings	2	—	33
Net operating (loss) income including tax benefit	(840)	(97)	56

(Loss) income before equity in undistributed earnings of subsidiaries	(1,849)	(1,085)	7,199
Equity in undistributed earnings of subsidiaries	9,608	8,754	748

Net income	$7,759	$7,669	$7,947

NOTE 23.	Condensed parent company only financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$7,759	$7,669	$7,947
Decrease in other assets	1	(7)	29
Increase (decrease) in accrued interest payable and other liabilities	345	(283)	4
Decrease (increase) in taxes receivable	97	(86)	(57)
Deferred tax expense	(15)	—	—
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
Stock award expense	38	—	—
Equity in undistributed earnings of subsidiaries	(9,608)	(8,754)	(748)

Net cash (used in) provided by operating activities	(1,372)	(1,450)	7,186

Cash flows from investing activities:
Redemption of other investment	—	—	2,000
Investment in subsidiary, Lake Sunapee Bank	(10,364)	(8,000)	—
Net change in advances to subsidiary, Lake Sunapee Bank	(30)	(8)	9

Net cash (used in) provided by investing activities	(10,394)	(8,008)	2,009

Cash flows from financing activities:
Proceeds from exercise of stock options	365	—	18
Issuance/assumption of preferred stock	3,000	20,000	—
Redemption of preferred stock	—	(10,000)	—
Acquisition of The Nashua Bank	14,632	—	—
Purchase of warrants	(737)	—	—
Repayment of loan payable	—	—	(2,000)
Repayment of note payable	(543)	—	—
Dividends paid on preferred stock	(848)	(484)	(500)
Dividends paid on common stock	(3,052)	(3,002)	(3,001)

Net cash provided by (used in) financing activities	12,817	6,514	(5,483)

Net increase (decrease) in cash	1,051	(2,944)	3,712
Cash, beginning of year	2,656	5,600	1,888

Cash, end of year	$3,707	$2,656	$5,600

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and therefore are not reprinted here.

NOTE 24.	Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2012 and 2011 follows:

	(In thousands, except earnings per share) 2012 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$9,034	$9,184	$9,082	$9,105
Interest expense	1,926	1,845	1,827	1,785

Net interest and dividend income	7,108	7,339	7,255	7,320
Provision for loan losses	155	1,074	1,032	444
Noninterest income	3,338	3,587	3,919	3,799
Noninterest expense	7,323	6,954	7,267	7,973

Income before income taxes	2,968	2,898	2,875	2,702
Income tax expense	886	886	845	1,067

Net income	$2,082	$2,012	$2,030	$1,635

Net income available to common stockholders	$1,832	$1,762	$1,914	$1,585

Basic earnings per common share	$0.31	$0.30	$0.32	$0.27

Earnings per common share, assuming dilution	$0.31	$0.30	$0.32	$0.27

	(In thousands, except earnings per share) 2011 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$9,443	$9,338	$9,336	$9,071
Interest expense	2,241	2,196	2,178	2,074

Net interest and dividend income	7,202	7,142	7,158	6,997
Provision for loan losses	242	167	574	368
Noninterest income	2,364	2,731	2,874	2,491
Noninterest expense	6,435	6,854	6,754	7,085

Income before income taxes	2,889	2,852	2,704	2,035
Income tax expense	864	852	691	404

Net income	$2,025	$2,000	$2,013	$1,631

Net income available to common stockholders	$1,896	$1,871	$1,800	$1,389

Basic earnings per common share	$0.33	$0.32	$0.31	$0.24

Earnings per common share, assuming dilution	$0.33	$0.32	$0.31	$0.24

NOTE 25.	Subsequent Events

On February 15, 2013, the Bank entered into a purchase and sale agreement (the “Agreement”) with Meredith Village Savings Bank (“Seller”), pursuant to which the Bank will acquire all of the shares of common stock of Charter Holding Corp. (“Charter”) held by Seller for a total purchase price of $6.2 million in cash or its equivalent.

As of the date hereof, each of the Bank and Seller own 50% of Charter’s outstanding shares of common stock. Upon completion of the transaction the Bank will own all of the outstanding shares of Charter and Charter will become a wholly owned subsidiary of the Bank.

Completion of the transaction is subject to closing conditions, including the receipt of all regulatory approvals by the Bank and the satisfactory completion of purchase accounting valuations by an independent third party. On March 21, 2013, the Bank and the Seller entered into an amendment to the Agreement providing for the extension of closing date until all necessary regulatory approvals are received.

NOTE 25.	Subsequent Events: (continued)

In connection with the assumption of TNB Preferred Stock, on March 20, 2013, the Company entered into the First Amendment to the Purchase Agreement with Treasury, pursuant to which the Company issued an additional 3,000 shares of its Series B Preferred Stock to Treasury in exchange for the cancellation of the TNB Preferred Stock.

NOTE 26.	Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between, New Hampshire Thrift Bancshares, Inc. and The Nashua Bank, dated August 1, 2012 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2012, and incorporated herein by reference).

2.2	Purchase and Sale Agreement, dated February 15, 2013, by and between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

2.3	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013, and incorporated herein by reference).

3.1	Amended Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2011, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2011, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989, and incorporated herein by reference).

4.2

Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee,

dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures

(filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005, and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2004, and incorporated herein by reference).

4.4

Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as

Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable

Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

4.5

Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.1*	Profit Sharing-Stock Ownership Plan of the Bank (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996, and incorporated herein by reference).

10.2*	The Company’s 1996 Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996, and incorporated herein by reference).

10.3

Guarantee Agreement by and between the Company and U.S. Bank National Association dated

March 30, 2004 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.4	Guarantee Agreement by and between the Company and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.5*	The Company’s 1998 Stock Option Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 6, 1998, and incorporated herein by reference).

10.6*	The Company’s 2004 Stock Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2004, and incorporated herein by reference).

10.7*

Amended and Restated Supplemental Executive Retirement Plan of New Hampshire Thrift

Bancshares, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on December 14, 2005, and incorporated herein by reference).

10.8*

Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift

Bancshares, Inc. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on March 14, 2006, and incorporated herein by reference).

10.9*	Amendment to the Supplemental Executive Retirement Plan of New Hampshire Thrift Bancshares, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007, and incorporated herein by reference).

10.10*	Form of Executive Salary Continuation Agreement (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008, and incorporated herein by reference).

10.11*	Executive Salary Continuation Agreement between the Bank and Stephen R. Theroux (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, and incorporated herein by reference).

10.12	Small Business Lending Fund – Securities Purchase Agreement, dated as of August 25, 2011, between the Company and Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011, and incorporated herein by reference).

10.13	First Amendment to Securities Purchase Agreement, dated March 20, 2013, between the Company and Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013, and incorporated herein by reference).

10.14*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen W. Ensign (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.15*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen W. Ensign (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen R. Theroux (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.17*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen R. Theroux (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.18*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen W. Ensign (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.19*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Company and Stephen W. Ensign (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.20*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen R. Theroux (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.21*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Company and Stephen R. Theroux (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.22*	Form of One-Year Change of Control Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.23*	Consulting Services Letter Agreement by and between the Company, the Bank and Stephen W. Ensign, dated February 14, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

10.24*	Three-Year Change of Control Agreement by and between the Company, the Bank and William J. McIver, dated February 14, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

21.1†	Subsidiaries of the Company.

23.1†	Consent of Shatswell, MacLeod & Company, P.C.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

101**	Financial statements from the Annual Report on Form 10-K of New Hampshire Thrift Bancshares, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (iii) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith
*	Denotes management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen R. Theroux	President and Chief Executive Officer	March 27, 2013
	Stephen R. Theroux	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 2013, and in the capacities and on the dates indicated.

Name	Title

/s/ Stephen W. Ensign	Chairman of the Board
Stephen W. Ensign

/s/ Stephen R. Theroux	Vice Chairman of the Board, President and Chief Executive Officer
Stephen R. Theroux	(Principal Executive Officer)

/s/ Laura Jacobi	Senior Vice President, Chief Financial Officer, Chief Accounting
Laura Jacobi	Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Leonard R. Cashman	Director
Leonard R. Cashman

/s/ Catherine A. Feeney	Director
Catherine A. Feeney

/s/ Stephen J. Frasca	Director
Stephen J. Frasca

/s/ William C. Horn	Director
William C. Horn

/s/ Peter R. Lovely	Director
Peter R. Lovely

/s/ Jack H. Nelson	Director
Jack H. Nelson

/s/ John P. Stabile II	Director
John P. Stabile II

/s/ Joseph B. Willey	Director
Joseph B. Willey