Form 10-Q
period 2013-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2013-05-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 7, 2013, was 7,069,765.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	difficulties related to the consummation of the merger and the integration of the businesses of Randolph National Bank; and

•	other factors detailed from time to time in our SEC filings.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$18,359	$26,147
Overnight deposits	3,934	13,265

Cash and cash equivalents	22,293	39,412
Securities available-for-sale	193,858	212,369
Federal Home Loan Bank stock	9,293	9,506
Loans held-for-sale	8,556	11,983
Loans receivable, net of allowance for loan losses of $9.8 million as of March 31, 2013, and $9.9 million as of December 31, 2012	900,124	902,236
Accrued interest receivable	3,221	2,845
Bank premises and equipment, net	18,597	17,261
Investments in real estate	3,892	4,074
Other real estate owned	102	102
Goodwill and other intangible assets	38,660	38,811
Investment in partially owned Charter Holding Corp., at equity	5,013	4,909
Bank-owned life insurance	19,041	18,905
Other assets	8,564	8,064

Total assets	$1,231,214	$1,270,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$69,792	$74,133
Interest-bearing	842,615	875,208

Total deposits	912,407	949,341
Federal Home Loan Bank advances	132,231	142,730
Securities sold under agreements to repurchase	19,305	14,619
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	16,363	13,673

Total liabilities	1,100,926	1,140,983

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at March 31, 2013 and December 31, 2012; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 7,490,268 shares issued and 7,064,489 shares outstanding at March 31, 2013 and 7,486,225 shares issued and 7,055,946 shares outstanding December 31, 2012	75	75
Paid-in capital	84,028	83,977
Retained earnings	54,927	53,933
Accumulated other comprehensive loss	(1,695)	(1,444)
Unearned stock awards	(438)	(377)
Treasury Stock, 425,779 shares as of March 31, 2013 and 430,279 shares as of December 31, 2012, at cost	(6,609)	(6,670)

Total stockholders’ equity	130,288	129,494

Total liabilities and stockholders’ equity	$1,231,214	$1,270,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
(Dollars in thousands, except for share and per share data)	March 31, 2013	March 31, 2012
Interest and dividend income
Interest and fees on loans	$9,181	$7,707
Interest on debt securities:
Taxable	524	1,144
Dividends	13	17
Other	139	166

Total interest and dividend income	9,857	9,034

Interest expense
Interest on deposits	1,025	1,187
Interest on advances and other borrowed money	684	739

Total interest expense	1,709	1,926

Net interest and dividend income	8,148	7,108
Provision for loan losses	414	155

Net interest and dividend income after provision for loan losses	7,734	6,953

Noninterest income
Customer service fees	1,186	1,203
Gain on sales and calls of securities, net	167	1,151
Net gain on sales of loans	933	346
Loss on sales of other real estate and property owned, net	—	(181)
Rental income	183	194
Income from equity interest in Charter Holding Corp.	98	111
Insurance and brokerage service income	485	410
Bank-owned life insurance income	128	104

Total noninterest income	3,180	3,338

Noninterest expense
Salaries and employee benefits	4,295	3,784
Occupancy and equipment	1,076	982
Advertising and promotion	99	127
Depositors’ insurance	177	193
Outside services	319	281
Professional services	336	242
ATM processing fees	151	116
Supplies	129	92
Telephone	163	214
Other expenses	1,286	1,292

Total noninterest expense	8,031	7,323

Income before provision for income taxes	2,883	2,968
Provision for income taxes	831	886

Net income	$2,052	$2,082

Net income available to common stockholders	$1,911	$1,832

Earnings per common share, basic	$0.27	$0.31

Weighted average number of shares, basic	7,060,234	5,834,173
Earnings per common share, assuming dilution	$0.27	$0.31

Weighted average number of shares, assuming dilution	7,060,650	5,844,014
Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended March 31
	2013	2012
Net income	$2,052	$2,082
Net change in unrealized gain on available-for-sale securities, net of tax effect	(309)	(312)
Net change in unrecognized pension plan costs, net of tax effect	—	—
Net change in derivatives, net of tax effect	52	34
Net change in unrealized gain (loss) on equity investment, net of tax effect	6	13

Comprehensive income	$1,801	$1,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,052	$2,082
Depreciation and amortization	384	357
Amortization of fair value adjustments, net loans	57	28
Amortization of securities, net	247	281
Net (increase) decrease in mortgage servicing rights	(382)	228
Net decrease (increase) in loans held-for-sale	3,427	(953)
Increase in cash surrender value of life insurance	(136)	(114)
Amortization of intangible assets	151	114
Provision for loan losses	414	155
Decrease in accrued interest receivable and other assets	19	336
Net gain on sales of other real estate owned	—	(9)
Write-down of other real estate owned	—	190
Net gain on sales and calls of securities	(167)	(1,151)
Income from equity interest in Charter Holding Corp.	(98)	(111)
Change in deferred loan origination fees and cost, net	(48)	155
Increase in accrued expenses and other liabilities	2,382	2,731

Net cash provided by operating activities	8,302	4,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,579)	(534)
Disposal of fixed assets	40	—
Proceeds from sales and calls of securities available-for-sale	18,658	40,496
Purchases of securities available-for-sale	(740)	(52,127)
Redemption of Federal Home Loan Bank stock	213	119
Loan originations and principal collections, net	1,691	(22,523)
Proceeds from sales of other real estate owned	—	403
Purchase of life insurance policies	—	(5,000)

Net cash provided by (used in) investing activities	18,283	(39,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(36,934)	7,541
Net increase in securities sold under agreements to repurchase	4,686	2,661
Net (decrease) increase in advances from Federal Home Loan Bank and other borrowings	(10,499)	39,728
Redemption of stock warrants	—	(737)
Dividends paid on preferred stock	(64)	(238)
Dividends paid on common stock	(893)	(758)

Net cash (used in) provided by financing activities	(43,704)	48,197

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,119)	13,350
CASH AND CASH EQUIVALENTS, beginning of period	39,412	24,740

CASH AND CASH EQUIVALENTS, end of period	$22,293	$38,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,052	$1,240
Interest on advances and other borrowed money	721	718

Total interest paid	$1,773	$1,958

Income taxes paid (received)	$366	$(58)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank has three wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; and McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency acquired in 2012, which offers a complete range of commercial insurance services and consumer products. The Company, through its direct and indirect subsidiaries, currently operates 22 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 8 locations in Vermont in Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2012, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note B – Accounting Policies

The consolidated financial statements include the accounts of the Company, the Bank, McCrillis & Eldredge, Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C – Impact of New Accounting Standards

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In October 2012, FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The required disclosures have been reflected in the accompanying footnotes to the consolidated financial statements.

In February 2013, FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Note D – Fair Value Measurements

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The following summarizes assets and liabilities measured at fair value at March 31, 2013, and December 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$51,312	$—	$51,312	$—
Mortgage-backed securities	118,721	—	118,721	—
Municipal bonds	23,326	—	23,326	—
Other bonds and debentures	65	—	65	—
Equity securities	434	434	—	—

Totals	$193,858	$434	$193,424	$—

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$51,375	$—	$51,375	$—
Mortgage-backed securities	137,841	—	137,841	—
Municipal bonds	22,682	—	22,682	—
Other bonds and debentures	70	—	70	—
Equity securities	401	401	—	—

Totals	$212,369	$401	$211,968	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$80	$—	$80	$—

	$80	$—	$80	$—

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$166	$—	$166	$—

	$166	$—	$166	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,044	$—	$—	$2,044
Other real estate owned	102	—	—	102

	$2,146	$—	$—	$2,146

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,372	$—	$—	$1,372
Other real estate owned	102	—	—	102

	$1,474	$—	$—	$1,474

Impaired loans measured for impairment, using the fair value of the collateral for collateral dependent loans, had a recorded investment of $811thousand with a valuation allowance of $73 thousand at March 31, 2013. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $1.6 million with a valuation allowance of $314 thousand at March 31. 2013. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2012, impaired loans had a recorded investment of $1.4 million with no valuation allowance. Changes in fair value recognized for partial charge-offs of loans and impairment reserves on loans was a net decrease of $2.0 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated fair values of the Company’s financial instruments at March 31, 2013, and December 31, 2012, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) March 31, 2013	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$22,293	$22,293	$22,293	$—	$—
Securities available-for-sale	193,858	193,858	434	193,424	—
Federal Home Loan Bank stock	9,293	9,293	9,293	—	—
Loans held-for-sale	8,556	8,590	—	8,590	—
Loans, net	900,124	913,398	—	—	913,398
Investment in unconsolidated subsidiaries	620	563	—	—	563
Accrued interest receivable	3,221	3,221	3,221	—	—

Financial liabilities:
Deposits	912,407	916,944	—	916,944	—
FHLB advances	132,231	133,929	—	133,929	—
Securities sold under agreements to repurchase	19,305	19,305	19,305	—	—
Subordinated debentures	20,620	18,727	—	—	18,727
Derivatives – interest rate swap	80	80	—	80	—

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2012	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$39,412	$39,412	$39,412	$—	$—
Securities available-for-sale	212,369	212,369	401	211,968	—
Federal Home Loan Bank stock	9,506	9,506	9,506	—	—
Loans held-for-sale	11,983	12,164	—	12,164	—
Loans, net	902,236	918,181	—	—	918,181
Investment in unconsolidated subsidiaries	620	563	—	—	563
Accrued interest receivable	2,845	2,845	2,845	—	—

Financial liabilities:
Deposits	949,341	952,949	—	952,949	—
FHLB advances	142,730	145,651	—	145,651	—
Notes payable	7	7	—	7	—
Securities sold under agreements to repurchase	14,619	14,619	14,619	—	—
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives – interest rate swap	166	166	—	166	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments and derivatives, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three or twelve month periods ended December 31, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at March 31, 2013, and December 31, 2012, are summarized as follows:

(Dollars in thousands) March 31, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$51,313	$52	$53	$51,312
Mortgage-backed securities	117,767	1,168	214	118,721
Municipal bonds	22,775	592	41	23,326
Other bonds and debentures	65	—	—	65
Equity securities	490	4	60	434

Total available-for-sale	$192,410	$1,816	$368	$193,858

(Dollars in thousands) December 31, 2012	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale	$210,408	$2,170	$209	$212,369

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of March 31, 2013:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$40,846
Municipal bonds	3,751

Total due after one year through five years	$44,597

U.S. Treasury notes	$10,466
Municipal bonds	7,437

Total due after five years through ten years	$17,903

Municipal bonds	$12,138
Other bonds and debentures	65

Total due after ten years	$12,203

For the three months ended March 31, 2013, the proceeds from sales of securities available-for-sale were $18.7 million. Gross gains of $167 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $66 thousand. For the three months ended March 31, 2012, proceeds from sales of securities available-for-sale were $40.5 million. Gross gains of $1.2 million were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $456 thousand. Securities, carried at $162.7 million and $152.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase as of March 31, 2013, and December 31, 2012, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of March 31, 2013:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$10,466	$53	$—	$—	$10,466	$53
Mortgage-backed securities	34,932	214	2	—	34,934	214
Municipal bonds	2,470	41	—	—	2,470	41
Equity securities	—	—	372	60	372	60

Total temporarily impaired securities	$47,868	$308	$374	$60	$48,242	$368

The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2013, consist of U.S. Treasury notes, mortgage-backed securities issued by U.S. government sponsored enterprises, municipal bonds, and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

March 31, 2013:

(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$466,177	$12,109	$478,286
Home equity	67,190	—	67,190
Construction	11,808	4,606	16,414
Commercial	175,142	53,717	228,859

	720,317	70,432	790,749
Consumer loans	6,284	642	6,926
Commercial and municipal loans	95,793	13,689	109,482

Total loans	822,394	84,763	907,157
Allowance for loan losses	(9,770)	—	(9,770)
Deferred loan origination costs, net	2,737	—	2,737

Loans receivable, net	$815,361	$84,763	$900,124

December 31, 2012:

(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$458,206	$13,243	$471,449
Home equity	68,175	1,116	69,291
Construction	15,233	4,179	19,412
Commercial	178,574	55,690	234,264

	720,188	74,228	794,416
Consumer loans	6,595	709	7,304
Commercial and municipal loans	93,680	14,070	107,750

Total loans	820,463	89,007	909,470
Allowance for loan losses	(9,923)	—	(9,923)
Deferred loan origination costs, net	2,767	(78)	2,689

Loans receivable, net	$813,307	$88,929	$902,236

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the dates indicated:

	Real Estate:
March 31, 2013: (Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$123	$220	$—	$44	$—	$387
Ending balance:
Collectively evaluated for impairment	4,709	3,391	145	1,068	70	9,383

Total allowance for loan losses ending balance	$4,832	$3,611	$145	$1,112	$70	$9,770

Loans:
Ending balance:
Individually evaluated for impairment	$5,110	$10,879	$1,506	$953	$—	$18,448
Ending balance:
Collectively evaluated for impairment	528,257	164,263	10,302	94,840	6,284	803,946
Ending Balance:
Acquired loans (discounts related to credit quality)	12,109	53,717	4,606	13,689	642	84,763

Total loans ending balance	$545,476	$228,859	$16,414	$109,482	$6,926	$907,157

	Real Estate:
December 31, 2012: (Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Ending balance:
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Ending balance:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Ending balance:
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Ending Balance:
Acquired loans (discounts related to credit quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

March 31, 2013 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated:
Real estate:
Conventional	$1,038	$595	$1,537	$3,170	$3,785
Commercial	2,941	440	1,503	4,884	5,606
Home equity	481	159	—	640	41
Land and construction	—	—	—	—	200
Commercial and municipal	93	—	298	391	395
Consumer	56	—	—	56	—

Total	$4,609	$1,194	$3,338	$9,141	$10,027

Acquired:
Real estate:
Commercial	$171	$194	$—	$365	$828
Commercial	—	—	—	—	47

Total	$171	$194	$—	$365	$875

December 31, 2012 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated
Real estate:
Conventional	$3,869	$1,327	$2,461	$7,657	$6,250
Commercial	3,019	236	358	3,613	9,304
Home equity	555	172	144	871	158
Land and construction	10	—	—	10	887
Commercial and municipal	224	276	195	695	402
Consumer	12	—	—	12	—

Total	$7,689	$2,011	$3,158	$12,858	$17,001

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured loans as of March 31, 2013, and December 31, 2012, based on payment performance status:

	March 31, 2013
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$2,518	$4,269	$1,306	$526	$8,619
Non-performing	418	3,089	—	100	3,607

Total	$2,936	$7,358	$1,306	$626	$12,226

	December 31, 2012
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$1,406	$5,703	$1,317	$136	$8,562
Non-performing	1,960	2,402	—	157	4,519

Total	$3,366	$8,105	$1,317	$293	$13,081

Troubled debt restructured loans are considered impaired and are included in the previous impaired loans disclosures in this footnote.

During the three month period ending March 31, 2013, certain loans modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; (3) change in scheduled payment amount; (4) permanent reduction of the principal of the loan; or (5) an extension of additional credit for payment of delinquent real estate taxes.

The following table presents pre-modification balance information on how loans were modified as TDRs during the three months ended March 31, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate, and Maturity	Interest Only Payments and Maturity	Combination of Maturity, Interest Rate, and Reamortized	Total
Real estate:
Residential	$—	$85	$79	$219	$383
Land and Construction	700	—	—	—	700
Commercial	298	—	—	—	298

Total TDRs	$998	$85	$79	$219	$1,381

The following table presents pre-modification balance information on how loans were modified as TDRs during the twelve months ended December 31, 2012:

(Dollars in thousands)	Extended Maturity	Combination of Payment, Rate, and Maturity	Interest Only Payments	Interest Only Payments and Maturity	Forgiveness of Principal, Reamortized, and Maturity	Other (a)	Total
Real estate:
Residential	$48	$219	$30	$180	$—	$1,003	$1,480
Commercial	1,239	89	985	434	2,276	—	5,023
Land and Construction	698	641	—	—	—	—	1,339
Commercial	36	—	—	106	—	15	157

Total TDRs	$2,021	$949	$1,015	$720	$2,276	$1,018	$7,999

(a)	Other represents various other combinations of maturity, interest rate, interest only payments and other miscellaneous types.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the three months ended March 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	3	$383	$383
Commercial	1	298	298
Land and construction	4	700	700

Total	8	$1,381	$1,381

The following table summarizes the troubled debt restructurings for which there was a payment default during the periods indicated, which occurred within twelve months following the date of the restructuring:

	For the three months ending March 31, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Real estate:
Conventional	1	$91
Commercial	2	681

Total	3	$772

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in no additional allocation of the allowance for credit losses for the three month period ending March 31, 2013. There were no charge-offs on these defaulted troubled debt restructurings during the three month period ending March 31, 2013.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement,” is as follows as of March 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,044	$4,550	$—	$4,499	$47
Home equity	41	52	—	42	1
Commercial	9,994	10,850	—	10,372	133
Land and construction	1,506	1,506	—	1,518	14
Commercial and municipal	432	588	—	486	3

Total impaired with no related allowance:	$16,017	$17,546	$—	$16,917	$198

With an allowance recorded:
Real estate:
Conventional	$1,025	$1,352	$123	$1,025	$3
Commercial	885	885	220	900	13
Commercial and municipal	521	521	44	523	5

Total impaired with an allowance recorded:	$2,431	$2,758	$387	$2,448	$21

Total:
Real estate:
Conventional	$5,069	$5,902	$123	$5,524	$50
Home equity	41	52	—	42	1
Commercial	10,879	11,735	220	11,272	146
Land and construction	1,506	1,506	—	1,518	14
Commercial and municipal	953	1,109	44	1,009	8

Total impaired loans:	$18,448	$20,304	$387	$19,365	$219

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$6,057	$6,979	$—	$6,315	$252
Home equity	158	211	—	168	6
Commercial	9,004	9,603	—	9,245	554
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired with no related allowance:	$17,148	$18,775	$—	$17,848	$917

With an allowance recorded:
Real estate:
Conventional	$749	$782	$232	$772	$38
Commercial	984	984	129	986	45

Total impaired with an allowance recorded:	$1,733	$1,766	$361	$1,758	$83

Total:
Real estate:
Conventional	$6,806	$7,761	$232	$7,087	$290
Home equity	158	211	—	168	6
Commercial	9,988	10,587	129	10,231	599
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired loans:	$18,881	$20,541	$361	$19,606	$1,000

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	March 31, 2013	December 31, 2012
(Dollars in thousands)	Commercial Real Estate and Commercial Business	Commercial Real Estate and Commercial Business
Contractually required payments receivable	$1,259	$1,408
Nonaccretable difference	—	—

Cash flows expected to be collected	1,259	1,408
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,259	$1,408

The following table presents the Company’s loans by risk ratings as of March 31, 2013:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$520,887	$18,096	$6,120	$20,145	$6,284	$571,532
Pass	6,674	142,020	3,485	74,385	—	226,564
Special mention	—	971	697	125	—	1,793
Substandard	5,806	14,055	1,506	1,138	—	22,505

Total	$533,367	$175,142	$11,808	$95,793	$6,284	$822,394

Acquired:
Grade:
Loans not formally rated	$12,109	$434	$1,817	$—	$642	$15,002
Pass	—	51,513	2,553	13,098	—	67,164
Special mention	—	—	236	544	—	780
Substandard	—	1,770	—	47	—	1,817

Total	$12,109	$53,717	$4,606	$13,689	$642	$84,763

The following table presents the Company’s loans by risk ratings as of December 31, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$519,398	$10,468	$7,111	$38,266	$6,595	$581,838
Pass	—	152,162	5,834	54,501	—	212,497
Special mention	112	1,212	761	156	—	2,241
Substandard	6,871	14,732	1,527	757	—	23,887

Total	$526,381	$178,574	$15,233	$93,680	$6,595	$820,463

Acquired:
Grade:
Loans not formally rated	$13,978	$7,709	$2,018	$3,423	$709	$27,837
Pass	—	45,644	1,922	10,387	—	57,953
Special mention	—	300	239	260	—	799
Substandard	381	2,037	—	—	—	2,418

Total	$14,359	$55,690	$4,179	$14,070	$709	$89,007

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at March 31, 2013, was $2.5 million. Servicing rights of $574 thousand were capitalized during the three months ended March 31, 2013, compared to $233 thousand for the same period in 2012. Amortization of capitalized servicing rights was $246 thousand for the three months ended March 31, 2013, compared to $236 thousand for the same period in 2012. The fair value of capitalized servicing rights was $3.9 million of March 31, 2013.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the period indicated:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$69	$58
(Decrease) increase	(54)	225

Balance, end of period	$15	$283

Note H – Stock-based Compensation

At March 31, 2013, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three months ended March 31, 2013, stock-based employee compensation costs of $19 thousand were recognized for the Company’s fixed stock option plans compared to no costs during the same period in 2012.

The Company granted a total of 4,500 shares of restricted stock awards (“Stock Awards”) to an employee effective March 1, 2013. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and awarded the employee shares of restricted common stock of the Company. The restricted stock vests ratably over a five year period beginning on March 1, 2014. Compensation expense relating to this restricted stock awards is based on the grant-date fair value of $13.50 per share; and amounted to $1 thousand for the three months ended March 31, 2013. The remaining unrecognized compensation expense related to this award at March 31, 2013 of $60 thousand will be recognized over the next 4.9 years.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the three month period ended March 31:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Interest cost	$83	$84
Expected return on plan assets	(145)	(134)
Amortization of unrecognized net loss	76	65

Net periodic pension cost	$14	$15

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2013	2012
Basic EPS:
Net income as reported	$2,052	$2,082
Preferred stock net accretion	—	—
Cumulative preferred stock dividend earned	(141)	(250)

Net income available to common stockholders	$1,911	$1,832

Weighted average common shares outstanding	7,060,234	5,834,173
Net income per common share – basic	$0.27	$0.31

Dilutive EPS:
Net income available to common stockholders	$1,911	$1,832

Weighted average common shares outstanding	7,060,234	5,834,173
Effect of dilutive securities, options	416	9,841

Weighted average common shares outstanding – diluted	7,060,650	5,844,014
Net income per common share – diluted	$0.27	$0.31

Note K – Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	March 31, 2013	December 31, 2012
Net unrealized holding gains on available-for-sale securities, net of taxes	$875	$1,184
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,560)	(2,559)
Unrecognized net loss, derivative, net of tax	(48)	(101)
Unrecognized net income, equity investment, net of tax	38	32

Accumulated other comprehensive loss	$(1,695)	$(1,444)

Reclassification disclosure for the three month period ended March 31, 2013 and 2012 follows:

(Dollars in thousands)	For the three months ended March 31,
	2013	2012
Net unrealized holding losses on available-for-sale securities	$(346)	$(78)
Reclassification adjustment for realized gains in net income	(167)	(1,151)

Other comprehensive loss before income tax effect	(513)	(1,229)
Income tax benefit	204	917

	(309)	(312)

Other comprehensive loss – pension plan	—	—
Income tax benefit	—	—

	—	—

Change in fair value of derivatives used for cash flow hedges	101	54
Income tax expense	(49)	(20)

	52	34

Other comprehensive income – equity investment	6	13
Income tax expense	—	—

	6	13

Other comprehensive loss, net of tax effect	$(251)	$(265)

Note L – Merger and Acquisition Activity

On February 15, 2013, the Bank entered into a purchase and sale agreement with Meredith Village Savings Bank (“MVSB”), pursuant to which the Bank will acquire all of the shares of common stock of Charter Holding Corp. (“Charter”) held by MVSB for a total purchase price of $6.2 million in cash or its equivalent. As of the date hereof, each of the Bank and MVSB own 50% of Charter’s outstanding shares of common stock; upon completion of the transaction the Bank will own all of the outstanding shares of Charter and Charter will become a wholly owned subsidiary of the Bank. Completion of the transaction is subject to closing conditions, including the receipt of all regulatory approvals by the Bank and the satisfactory completion of purchase accounting valuations by an independent third party. The transaction is expected to close at the end of the second quarter or beginning of the third quarter of 2013.

On April 3, 2013, the Company and Central Financial Corporation (“CFC”) jointly announced that they entered into a definitive agreement pursuant to which the Company will acquire CFC in an all-stock transaction. The transaction, approved by the boards of directors of both companies, is valued at approximately $14.4 million or approximately $115.00 per share of CFC common stock, based on the 10-day average closing price of the Company’s common stock for the period ended April 2, 2013. The terms of the agreement call for each outstanding share of CFC common stock to be converted into the right to receive 8.699 shares of the Company’s common stock. Following the merger, CFC’s wholly owned subsidiary, The Randolph National Bank, will be merged with and into the Bank, with the Bank surviving. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of CFC’s shareholders. The transaction is expected to close in the third quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and three months ended March 31, 2013:

•	total assets were $1.2 billion at March 31, 2013, from $1.3 billion at December 31, 2012, a decrease of $39.3 million, or 3.09%;

•	net loans were $900.1 million at March 31, 2013, from $902.2 million at December 31, 2012, a decrease of $2.1 million, or 0.23%;

•	during the three month period ended March 31, 2013, we originated $77.7 million in loans, compared to $72.7 million for the same period in 2012, an increase of $5.0 million, or 6.81%;

•	our loan servicing portfolio was $395.4 million at March 31, 2013, compared to $385.4 million at December 31, 2012;

•	total deposits were $912.4 million at March 31, 2013, from $949.3 million at December 31, 2012, a decrease of $36.9 million, or 3.89%;

•	net interest and dividend income for the three month period ended March 31, 2013, was $8.2 million compared to $7.1 million for the same period in 2012, an increase of $1.0 million, or 14.66%;

•	net income available to common stockholders was $1.9 million for the three month period ended March 31, 2013, compared to $1.8 million for the same period in 2012; and

•	as a percentage of total loans, non-performing loans decreased to 2.00% at March 31, 2013, from 2.22% at December 31, 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Pending Mergers

On February 15, 2013, the Bank entered into a purchase and sale agreement with Meredith Village Savings Bank (“MVSB”), pursuant to which the Bank will acquire all of the shares of common stock of Charter Holding Corp. (“Charter”) held by MVSB for a total purchase price of $6.2 million in cash or its equivalent. As of the date hereof, each of the Bank and MVSB own 50% of Charter’s outstanding shares of common stock; upon completion of the transaction the Bank will own all of the outstanding shares of Charter and Charter will become a wholly owned subsidiary of the Bank. Completion of the transaction is subject to closing conditions, including the receipt of all regulatory approvals by the Bank and the satisfactory completion of purchase accounting valuations by an independent third party. The transaction is expected to close at the end of the second quarter or beginning of the third quarter of 2013.

On April 3, 2013, the Company and CFC jointly announced that they entered into a definitive agreement pursuant to which the Company will acquire CFC in an all-stock transaction. The transaction, approved by the boards of directors of both companies, is valued at approximately $14.4 million or approximately $115.00 per share of CFC common stock, based on the 10-day average closing price of our common stock for the period ended April 2, 2013. The terms of the agreement call for each outstanding share of CFC common stock to be converted into the right to receive 8.699 shares of our common stock. Following the merger, CFC’s wholly owned subsidiary, The Randolph National Bank, will be merged with and into the Bank, with the Bank surviving. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of CFC’s shareholders. The transaction is expected to close in the third quarter of 2013.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on
Form 10-K.

Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets were $1.2 billion at March 31, 2013, compared to $1.3 billion at December 31, 2012, a decrease of $39.3 million, or 3.09%. Securities available-for-sale decreased $18.5 million, or 8.72%, to $193.9 million at March 31, 2013, from $212.4 million at December 31, 2012. Net unrealized gains on securities available-for-sale were $1.4 million at March 31, 2013, compared to net unrealized gains of $2.0 million at December 31, 2012. During the three months ended March 31, 2013, we sold securities with a total book value of $18.5 million for a net gain on sales of $167 thousand. During the same period, we purchased a $740 thousand municipal bond. Our net unrealized gain (after tax) on our investment portfolio was $875 thousand at March 31, 2013, compared to an unrealized gain (after tax) of $1.2 million at December 31, 2012. The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2013, consist of U.S. Treasury notes, mortgage-backed securities issued by U.S. government sponsored enterprises, municipal bonds, and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary

Net loans held in portfolio decreased $2.1 million, or 0.23%, to $900.1 million at March 31, 2013, from $902.2 million at December 31, 2012. The allowance for loan losses decreased $154 thousand to $9.8 million at March 31, 2013, from $9.9 million at December 31, 2012. The change in the allowance for loan losses is the net of the effect of provisions of $400 thousand, charge-offs of $734 thousand, and recoveries of $180 thousand. As a percentage of total loans, non-performing loans decreased from 2.22% at December 31, 2012, to 2.00% at March 31, 2013. During the three month period ended March 31, 2013, the Company originated $77.7 million in loans, compared to $72.7 million for the same period in 2012, an increase of $5.0 million, or 6.81%. The decrease of loans held in portfolio was primarily due to decreases in commercial real estate loans of $5.5 million and land and constructions loans of $3.0 million offset in part by increases in conventional real estate loans of $6.7 million and commercial loans of $1.7 million. At March 31, 2013, our mortgage servicing loan portfolio was $395.4 million compared to $385.4 million at December 31, 2012. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2013, adjustable-rate mortgages comprised approximately 64.0% of our real estate mortgage loan portfolio, which is consistent with the mix at December 31, 2012.

Goodwill and other intangible assets amounted to $38.7 million, or 3.14% of total assets, as of March 31, 2013, compared to $38.8 million, or 3.05% of total assets, as of December 31, 2012. The decrease was due to normal amortization of core deposit intangible and customer list assets.

We held $102 thousand, representing a single property, of other real estate owned (“OREO”) and property acquired in settlement of loans at March 31, 2013, and December 31, 2012.

Total deposits decreased $36.9 million, or 3.89%, to $912.4 million at March 31, 2013, from $949.3 million at December 31, 2012. Non-interest bearing deposit accounts decreased $4.3 million, or 5.86%, and interest-bearing deposit accounts decreased $32.6 million, or 3.72%, over the same period. The balances at March 31, 2013, included $21.8 million of brokered deposits, which is a decrease of $3.2 million compared to December 31, 2012, and $7.0 million of deposits obtained through listing services, which is unchanged compared to December 31, 2012.

Securities sold under agreements to repurchase increased $4.7 million, or 32.05%, to $19.3 million at March 31, 2013, from $14.6 million at December 31, 2012. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $132.2 million in advances from the FHLB at March 31, 2013, a decrease of $10.5 million from $142.7 million at December 31, 2012.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at March 31, 2013 was 9.8 million and at December 31, 2012, was $9.9 million. At approximately $9.8 million, the allowance for loan losses represents 1.08% of total loans, no change from December 31, 2012. Total non-performing assets at March 31, 2013, were approximately $11 million, representing 112.80% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $400 thousand to the allowance for loan and lease losses during the three months ended March 31, 2013, compared to $150 thousand for the same period in 2012. Loan charge-offs (excluding the overdraft program) were $734 thousand during the three month period ended March 31, 2013, compared to $379 thousand for the same period in 2012. Recoveries were $180 thousand during the three month period ended March 31, 2013, compared to $74 thousand for the same period in 2012. This activity resulted in net charge-offs of $554 thousand for the three month period ended March 31, 2013, compared to $305 thousand for the same period in 2012. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 30%, 53%, 14%, and 3%, respectively, of the amounts charged-off during the three month period ended March 31, 2013.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.8 million. The provisions made in 2013 reflect growth in the portfolio, loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2013 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2013, the overdraft allowance was $15 thousand, compared to $14 thousand at year-end 2012. Provisions for overdraft losses in the amount of $14 thousand were recorded during the three month period ended March 31, 2013, compared to provisions of $5 thousand that were recorded for the same period during 2012. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the three month period ended March 31:

(Dollars in thousands)	March 31, 2013			March 31, 2012
	Originated	Acquired	Total	Total
Balance, beginning of year	$9,909	$—	$9,909	$9,113

Charge-offs:
Residential real estate	(219)	—	(219)	(31)
Commercial real estate	(389)	—	(389)	(116)
Land and construction	—	—	—	—
Consumer loans	(20)	—	(20)	(3)
Commercial loans	(106)	—	(106)	(229)

Total charged-off loans	(734)	—	(734)	(379)

Recoveries
Residential real estate	178	—	178	57
Commercial real estate	—	—	—	7
Land and construction	—	—	—	1
Consumer loans	1	—	1	4
Commercial loans	1	—	1	5

Total recoveries	180	—	180	74

Net charge-offs	(554)	—	(554)	(305)
Provision for loan loss charged to income:
Residential real estate	201	—	201	98
Commercial real estate	143	—	143	33
Land and construction	6	—	6	3
Consumer loans	2	—	2	1
Commercial loans	48	—	48	15

Total provision	400	—	400	150

Ending balance	$9,755	$—	$9,755	$8,958

The following is a summary of activity in the allowance for overdraft privilege account for the three month periods ended March 31:

(Dollars in thousands)	2013	2012
Beginning balance	$14	$18

Overdraft charge-offs	(65)	(62)
Overdraft recoveries	52	51

Net overdraft losses	(13)	(11)

Provision for overdrafts	14	5

Ending balance	$15	$12

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	March 31, 2013			December 31, 2012
Real estate loans
Residential, 1-4 family and home equity loans	$4,704	48%	62%	$5,073	52%	62%
Commercial	3,352	35%	25%	3,305	33%	26%
Land and construction	145	1%	2%	208	2%	2%
Collateral and consumer loans	55	1%	1%	44	—	1%
Commercial and municipal loans	1,111	11%	10%	918	9%	9%
Impaired loans	388	4%	—	361	4%	—

Allowance	$9,755	100%	100%	$9,909	100%	100%

Allowance as a percentage of total loans		1.08%			1.08%
Non-performing loans as a percentage of allowance		189.11%			204.74%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Allowance for loan and lease losses	$9,755	$9,909
Overdraft allowance	15	14

Total allowance	$9,770	$9,923

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $23.9 million at March 31, 2013, compared to $25.9 million at December 31, 2012. In addition, we had OREO at March 31, 2013, and December 31, 2012, of $102 thousand. During the three month period ended March 31, 2013, there was no other OREO activity. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Thirteen loans considered to be impaired loans at March 31, 2013, have specific allowances identified and assigned. The five loans are secured by real estate, business assets or a combination of both. At March 31, 2013, the allowance included $387 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2012, was $361 thousand.

At March 31, 2013, we had 61 loans totaling $12.2 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At March 31, 2013, 44 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, 16 were more than 30 days past due at March 31, 2013. The balances of these past due loans were $3.6 million. At December 31, 2012, we had 65 loans totaling $13.1 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $3.3 million at March 31, 2013, compared to $3.2 million at December 31, 2012. Loans 30 to 89 days past due were $6.2 million at March 31, 2013, compared to $10.1 million at December 31, 2012. As a percentage of assets, the recorded investment in non-performing loans decreased from 1.60% at December 31, 2012, to 1.50% at March 31, 2013, and, as a percentage of total loans, decreased from 2.21% at December 31, 2012, to 2.02% at March 31, 2013.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2013, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2013, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Value	Percentage of Total Allowance	Percentage of Total Assets	Value	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans (1)	$10,902	111.76%	0.89%	$17,001	171.57%	1.34%
Other real estate owned and chattel	102	1.05%	0.01%	102	1.03%	0.01%

Total non-performing assets	$11,004	112.80%	0.89%	$17,103	172.60%	1.35%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate:
Conventional	$3,785	$6,250
Commercial	6,434	9,304
Home equity	41	158
Land and construction	200	887
Consumer	—	—
Commercial and municipal	442	402

Total	$10,902	$17,001

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

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At March 31, 2013, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $47.9 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2013, we had approximately $160.7 million in additional borrowing capacity from the FHLB.

At March 31, 2013, stockholders’ equity totaled $130.3 million, compared to $129.5 million at December 31, 2012. This reflects net income of $2.1 million, the declaration and payment of $893 thousand in common stock dividends, the declaration of $141 thousand in preferred stock dividends, and an increase of $251 thousand in accumulated other comprehensive loss.

At March 31, 2013, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three months ended March 31, 2013, no shares were repurchased.

At March 31, 2013, we had unrestricted funds available in the amount of $1.8 million. As of March 31, 2013, our total cash needs for the remainder of 2013 are estimated to be approximately $4.5 million with $2.7 million projected to be used to pay dividends on our common stock, $570 thousand to pay interest on our capital securities, $250 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $1.0 million for ordinary operating expense, including approximately $700 thousand related to completing the acquisition of Central Financial Corp. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2013, if needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the three months ended March 31, 2013, net cash provided by operating activities increased $4.3 million to $8.4 million compared to $4.1 million for the same period in 2012. The change in loans held for sale increased $4.4 million for the three months ended March 31, 2013, compared to the same period in 2012, with a decrease of $3.4 million in loans held for the period in 2013 compared to an increase of $953 thousand in 2012. Net gain on sales and calls of securities decreased $984 thousand for the three months ended March 31, 2013, compared to the same period in 2012, as a result of the sale and settlement of approximately $18.5 million of securities during the three months ended March 31, 2013, compared to approxiately $39.3 million of securities during the same period in 2012. The provision for loan losses increased $259 thousand for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in accrued interest receivable and other assets decreased $317 thousand while the increase in accrued expenses and liabilities decreased $349 thousand.

Net cash provided by investing activities was $18.2 million for the three months ended March 31, 2013, compared to cash used of $39.0 million for the same period in 2012, a change of $57.2 million. The cash provided by net securities activities was $17.9 million for the three months ended March 31, 2013, compared to cash used in net securities activities of $11.6 million for the same period in 2012. Cash provided by the redemption of FHLB stock was $213 thousand for the three months ended March 31, 2013, compared to $119 thousand for the same period in 2012. Cash provided by loan originations and principal collections, net, was $1.6 million for the three months ended March 31, 2013, an increase of $24.1 million, compared to cash used of $22.5 million for the same period in 2012. Additionally, no cash was used in the purchase of life insurance policies during the three months ended March 31, 2013, compared to $5.0 million of cash used for this purpose for the same period in 2012.

For the three months ended March 31, 2013, net cash flows used in financing activities increased $91.9 million to cash used of $43.7 million compared to net cash provided by financing activities of $48.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we experienced a net increase of $42.4 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $32.2 million to cash provided of $10.2 million for the same period in 2012. For the three months ended March 31, 2013, we had an increase of $50.2 million of cash used in FHLB advances and other borrowings comparing cash used of $10.5 million for the three months ended March 31, 2013 to cash provided of $39.7 million for the same period in 2012.

On August 25, 2011, as part of the U.S. Treasury’s (“Treasury”) Small Business Lending Fund (“SBLF”) program, we entered into a letter agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”.) We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under CPP.

On March 20, 2013, we entered into the First Amendment to the Securities Purchase Agreement (the “SPA Amendment”) with the Secretary of the Treasury, pursuant to which we issued an additional 3,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (“SBLF Preferred Stock”). The SBLF Preferred Stock was issued in exchange for the cancellation of the outstanding shares of The Nashua Bank’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, that was assumed in the merger that was completed on December 21, 2012.

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of March 31, 2013, the Bank’s ratios were 9.28% and 15.08%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.19 at March 31, 2013, compared to $15.09 per common share at December 31, 2012. Tangible book value per common share was $9.71 at March 31, 2013 compared to $9.59 per common share at December 31, 2012. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands except for share and per share data)	March 31, 2013	December 31, 2012
Shareholders’ equity	$130,288	$129,494
Less goodwill	35,395	35,395
Less other intangible assets	3,265	3,416
Less preferred stock	23,000	23,000

Tangible common equity	$68,628	$67,683

Ending common shares outstanding	7,064,489	7,055,946
Tangible book value per common share	$9.71	$9.59

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

Our one-year cumulative interest-rate gap at March 31, 2013, was positive 3.01%, compared to the December 31, 2012, gap of negative 0.80%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

We continue to offer adjustable-rate mortgages, which reprice at one, three, five and seven year intervals. In addition, we sell most fixed-rate mortgages with terms of 15 years or longer into the secondary market in order to minimize interest rate risk and provide liquidity.

As another part of its interest rate risk analysis, we use an interest rate sensitivity model, which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The EVE ratio, under any rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the EVE model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on our net interest income and will likely differ from actual results.

The following table sets forth our EVE at March 31, 2013, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$147,764	$115,769	$125,497	$119,069	$110,282	$100,222	$90,282
Percent of Change		-7.8%		-5.1%	-12.1%	-20.1%	-28.1%

EVE Ratio:
Ratio	12.01%	9.47%	10.38%	10.09%	9.59%	8.94%	8.26%
Change in basis points		-91		-29	-79	-143	-212

Comparison of the Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

Consolidated net income for the three months ended March 31, 2013, was $2.1 million, or $0.27 per common share (assuming dilution), compared to $2.1 million, or $0.31 per common share (assuming dilution), for the same period in 2012, a decrease of $30 thousand, or 1.44%. Our net interest margin decreased to 2.88% at March 31, 2013, from 2.94% at March 31, 2012. Our return on average assets and average equity for the three months ended March 31, 2013, were 0.74% and 6.29%, respectively, compared to 0.87% and 7.27%, respectively, for the same period in 2012.

Net interest and dividend income increased $1.0 million, or 14.63%, to $8.1 million for the three month period ended March 31, 2013, from $7.1 million for the three month period ended March 31, 2012, as a result of the increase in interest-earning assets including the assets acquired from The Nashua Bank in December of 2012 and originated portfolio growth since March 31, 2012, offset in part by the overall decline in net interest margin.

For the three months ended March 31, 2013, total interest and dividend income decreased $823 thousand, or 9.11%, to $9.9 million from $9.0 million for the same period in 2012. Interest and fees on loans increased $1.5 million, or 19.21%, for the three month period ended March 31, 2013, to $9.2 million from $7.7 million at March 31, 2012, due primarily to increased portfolio balances offset by loans repricing. Interest on investments and other interest decreased $651 thousand, or 49.06%, for the three month period ended March 31, 2013, due primarily to a decreased position in investments coupled with lower yields on investments held comparing periods.

For the three months ended March 31, 2013, total interest expense decreased $217 thousand, or 11.27%, to $1.7 million from $1.9 million for the same period in 2012. Interest on deposits decreased $162 thousand, or 13.65%, due to the overall decline in short-term interest rates comparing periods as well as a transition to lower cost non-maturity deposits. Interest on advances and other borrowed money decreased $55 thousand, or 7.44%, to $684 thousand from $739 thousand for the same period in 2012.

The provision for loan losses (not including overdraft allowances) was $400 thousand for the three months ended March 31, 2013, and $150 thousand for the same period in 2012. We made adjustments to the provisions for overdraft losses in the three months ended March 31, 2013, and 2012, recording provisions of $14 thousand and $5 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan Losses.

For the three months ended March 31, 2013, total noninterest income decreased $158 thousand, or 4.73%, to $3.2 million, from $3.3 million for the same period in 2012, as discussed below. The decrease was primarily due to decreases in net gains on sales of sales and calls of securities, net, offset in part by an increase on gains on loans and an increase insurance commission income.

For the three month period ended March 31, 2013:

•

Customer service fees decreased $17 thousand, or 1.41%, to $1.2 from $1.2 million for the three months ended March 31, 2013. This decrease includes a decrease of $35 thousand in mortgage life administration income for the three months ended March 31, 2013, compared to the same period in 2012 offset in part by decreases of $10 thousand in funds transfer fees.

•

Net gain on sales of loans increased $587 thousand, or 169.65%, compared to the same period in 2012, represented by an increase of $13.6 million in loans sold into the secondary market, to $31.4 million for the three months ended March 31, 2013, from $17.8 million for the three months ended March 31, 2012. The increase in volume was coupled with an increase in the valuation of the loans and the subsequent gain.

•

Gain on sales and calls of securities, net decreased $984 thousand, or 85.49%, to $167 thousand for the three months ended March 31, 2013, from $1.2 million for the three months ended March 31, 2012. This reflects the recognition of gains on the sales of approximately $18.5 million of securities sold during the three months ended March 31, 2013, compared to $39.3 million of securities sold during the same period in 2012.

•

There was no gain (loss) on sales of other real estate and property owned, net of write-down recorded for the three months ended March 31, 2013, as compared to a net loss of $181 thousand for the same period in 2012. The loss in 2012 included the recognition of $190 thousand write-down on a commercial real estate property owned during the three months ended March 31, 2012.

•	Rental income decreased $11 thousand, or 5.57%, to $183 thousand for the three months ended March 31, 2013, from $194 thousand for the three months ended March 31, 2012.

•	Income from equity interest in Charter Holding Corp. decreased $13 thousand to $98 thousand for the three months ended March 31, 2013, from $111 thousand for the same period in 2012.

•

Insurance commission income increased $75 thousand, or 18.29%, to $485 thousand for the three months ended March 31, 2013, compared to the same period in 2012 due to primarily to an increase in contingency commissions received during the three months ended March 31, 2013.

•	Bank-owned life insurance income increased $24 thousand to $128 thousand from $104 thousand for the three months ended March 31, 2012.

For the three months ended March 31, 2013, total noninterest expenses increased $708 thousand, or 9.67%, to $8.0 million, from $7.3 million for the same period in 2012, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits and other expenses.

For the three month period ended March 31, 2013:

•

Salaries and employee benefits increased $511 thousand, or 13.51%, compared to the three months ended March 31, 2012. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased

$536 thousand, or 12.85%, from $4.2 million for the three months ended March 31, 2012, to $4.7 million for the three months ended March 31, 2013. Salary expense increased $403 thousand, or 13.57%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to The Nashua Bank acquisition. The deferral of expenses in conjunction with the origination of loans increased $24 thousand, or 6.20%, to $414 thousand from $390 thousand for the same period in 2012.

•	Occupancy and equipment increased $94 thousand, or 9.57%, to $1.1 million compared to the same period in 2012 and includes the cost of two additional buildings related to operations in Nashua.

•

Advertising and promotion decreased $28 thousand, or 22.05%, to $99 thousand from $127 thousand for the same period in 2012. This includes a net decrease in web media, ad agencies and production expenses for the three months ended March 31, 2013, compared to the same period in 2012, partially offset by an increase in print media.

•	Depositors’ insurance decreased $16 thousand, or 8.29%, to $177 thousand from $193 thousand for the same period in 2012 due primarily to lower assessment rates despite increase account balances.

•

Outside services increased $38 thousand, or 13.52%, to $319 thousand compared to $281 thousand for the same period in 2012. This primarily reflects increases in expenses associated with our core processing system.

•

Professional services increased $94 thousand, or 39.05%, to $336 thousand compared to $242 thousand for the same period in 2012, reflecting an increase in ordinary regulatory assessments and legal fees.

•	ATM processing fees increased $35 thousand to $151 thousand compared to $116 thousand for the same period in 2012.

•	Supplies increased $37 thousand to $129 thousand compared to $92 thousand for the same period in 2012.

•

Telephone expense decreased $51 thousand to $163 thousand for the three months ended March 31, 2013, from $214 thousand in 2013 due to non-recurring upgrade expenses in the three months ended March 31, 2012.

•	Other expenses decreased $6 thousand, or 0.05%, to $1.3 million for the three months ended March 31, 2013, compared to $1.3 million for the same period in 2012.

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

Item 1A. Risk Factors

Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K.

The merger with CFC is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on us.

Before the merger may be completed, various approvals, consents or waivers must be obtained from state and federal governmental authorities, including the OCC and the Board of Governors of the Federal Reserve Board. Satisfying the requirements of these governmental entities may delay the date of completion of the merger. In addition, these governmental entities may include conditions on the completion of the merger or require changes to the terms of the merger. While we and CFC do not currently expect that any such conditions or changes would result in a material adverse effect on us, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting our revenues following the merger, any of which might have a material adverse effect on us following the merger. The parties are not obligated to complete the merger should any regulatory approval contain a non-customary condition that materially alters the benefit to which we bargained for in the merger agreement.

The failure to successfully integrate CFC’s business and operations in the expected time frame may adversely affect our future results.

The success of the merger will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the business of CFC with our business. However, to realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

We and CFC have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with clients, customers, depositors and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on our Company.

Unanticipated costs relating to the merger could reduce our future earnings per share.

We believe that we have reasonably estimated the likely costs of integrating the operations of our Company and CFC, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger could have a dilutive effect on the combined company’s earnings per share. In other words, if the merger is completed, the earnings per share of our common stock could be less than it would have been if the merger had not been completed.

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

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us or CFC to perform our respective obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2013.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 21, 2013, and incorporated herein by reference)

2.2	Agreement and Plan of Merger by and between, New Hampshire Thrift Bancshares, Inc. and Central Financial Corporation, dated April 3, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2013, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.