Form 10-Q
period 2013-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2013-08-13
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

Commission File Number: 000-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	02-0430695
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

9 Main Street, PO Box 9, Newport, New Hampshire	03773
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 7, 2013, was 7,100,218.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•	difficulties related to the consummation of the merger and the integration of the businesses of The Randolph National Bank; and

•	other factors detailed from time to time in our SEC filings.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, McCrillis and Eldredge Insurance, Inc., Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$18,714	$26,147
Overnight deposits	32,000	13,265

Cash and cash equivalents	50,714	39,412
Securities available-for-sale	151,258	212,369
Federal Home Loan Bank stock	9,293	9,506
Loans held-for-sale	2,556	11,983
Loans receivable, net of allowance for loan losses of $9.5 million as of June 30, 2013, and $9.9 million as of December 31, 2012	909,552	902,236
Accrued interest receivable	2,919	2,845
Bank premises and equipment, net	18,772	17,261
Investments in real estate	3,810	4,074
Other real estate owned	—	102
Goodwill and other intangible assets	38,471	38,811
Investment in partially owned Charter Holding Corp., at equity	5,152	4,909
Bank-owned life insurance	19,197	18,905
Other assets	8,311	8,064

Total assets	$1,220,005	$1,270,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$80,267	$74,133
Interest-bearing	832,165	875,208

Total deposits	912,432	949,341
Federal Home Loan Bank advances	127,231	142,730
Securities sold under agreements to repurchase	18,929	14,619
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	11,384	13,673

Total liabilities	1,090,596	1,140,983

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at June 30, 2013 and December 31, 2012; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 7,523,225 shares issued and 7,088,896 shares outstanding at June 30, 2013, and 7,486,225 shares issued and 7,055,946 shares outstanding December 31, 2012	75	75
Paid-in capital	84,463	83,977
Retained earnings	55,743	53,933
Accumulated other comprehensive loss	(3,561)	(1,444)
Unearned stock awards	(437)	(377)
Treasury Stock, 434,329 shares as of June 30, 2013, and 430,279 shares as of December 31, 2012, at cost	(6,874)	(6,670)

Total stockholders’ equity	129,409	129,494

Total liabilities and stockholders’ equity	$1,220,005	$1,270,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six Months ended
(Dollars in thousands, except for per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income
Interest and fees on loans	$9,025	$8,041	$18,205	$15,748
Interest on debt securities:
Taxable	322	984	810	2,128
Dividends	10	14	23	31
Other	175	145	351	310

Total interest and dividend income	9,532	9,184	19,389	18,217

Interest expense
Interest on deposits	1,081	1,096	2,106	2,283
Interest on advances and other borrowed money	636	752	1,317	1,488

Total interest expense	1,717	1,848	3,423	3,771

Net interest and dividend income	7,815	7,336	15,966	14,446
Provision for loan losses	162	1,074	576	1,229

Net interest and dividend income after provision for loan losses	7,653	6,262	15,390	13,217

Noninterest income
Customer service fees	1,267	1,254	2,452	2,459
Gain on sales and calls of securities, net	614	1,173	781	2,324
Net gain on sales of loans	674	409	1,608	755
Gain (loss) on sales of other real estate and property owned, net	28	31	28	(150)
Rental income	186	180	368	374
Income from equity interest in Charter Holding Corp.	143	115	241	226
Insurance and brokerage service income	333	296	819	706
Bank-owned life insurance income	147	129	276	233

Total noninterest income	3,392	3,587	6,573	6,927

Noninterest expense
Salaries and employee benefits	4,100	3,675	8,396	7,459
Occupancy and equipment	1,052	932	2,154	1,949
Advertising and promotion	213	128	312	255
Depositors’ insurance	202	205	379	399
Outside services	346	267	665	548
Professional services	317	273	653	515
ATM processing fees	162	121	313	237
Supplies	120	94	250	187
Telephone	172	151	335	365
Acquisition expenses	344	—	454	—
Other expenses	1,241	1,105	2,393	2,365

Total noninterest expense	8,269	6,951	16,304	14,279

Income before provision for income taxes	2,776	2,898	5,659	5,865
Provision for income taxes	981	886	1,812	1,771

Net income	$1,795	$2,012	$3,847	$4,094

Net income available to common stockholders	$1,735	$1,762	$3,646	$3,594

Earnings per common share, basic	$0.25	$0.30	$0.52	$0.62

Weighted average number of shares, basic	7,077,239	5,847,908	7,068,828	5,841,040
Earnings per common share, assuming dilution	$0.25	$0.30	$0.52	$0.61

Weighted average number of shares, assuming dilution	7,079,171	5,857,022	7,069,896	5,850,456
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$1,795	$2,012	$3,847	$4,094
Net change in unrealized gain on available-for-sale securities, net of tax effect	(1,910)	82	(2,219)	(230)
Net change in unrecognized pension plan costs, net of tax effect	—	—	—	—
Net change in derivatives, net of tax effect	48	51	100	84
Net change in unrealized (loss) gain on equity investment, net of tax effect	(4)	8	2	22

Comprehensive (loss) income	$(71)	$2,153	$1,730	$3,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,	June 30,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,847	$4,094
Depreciation and amortization	788	712
Amortization of fair value adjustments, net loans	56	57
Amortization of securities, net	431	625
Net (increase) decrease in mortgage servicing rights	(576)	260
Net decrease (increase) in loans held-for-sale	9,427	(6,249)
Increase in cash surrender value of life insurance	(292)	(251)
Amortization of intangible assets	340	172
Provision for loan losses	576	1,229
Increase (decrease) in accrued interest receivable and other assets	255	(350)
Net gain on sales of other real estate owned	(28)	(40)
Net gain on sales and calls of securities	(781)	(2,324)
Net gain on sales of premises and equipment	(4)	—
Income from equity interest in Charter Holding Corp.	(243)	(226)
Change in deferred loan origination fees and cost, net	(62)	(696)
Increase in accrued expenses and other liabilities	(731)	(619)

Net cash provided by (used in) operating activities	13,003	(3,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,149)	(1,347)
Proceeds from sales of premises and equipment	113	—
Disposal of fixed assets	5	—
Write-down of other real estate owned	—	190
Proceeds from sales and calls of securities available-for-sale	110,520	102,454
Proceeds from maturities of securities available-for-sale	—	3,000
Purchases of securities available-for-sale	(52,732)	(99,064)
Redemption (purchases) of Federal Home Loan Bank stock	213	(1,508)
Loan originations and principal collections, net	(8,014)	(77,245)
Proceeds from sales of other real estate owned	258	1,194
Purchase of life insurance policies	—	(5,000)

Net cash provided by (used in) investing activities	48,214	(77,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(36,909)	23,840
Net increase in securities sold under agreements to repurchase	4,310	5,764
Net (decrease) increase in advances from Federal Home Loan Bank and other borrowings	(15,499)	69,734
Redemption of stock warrants	—	(737)
Dividends paid on preferred stock	(199)	(488)
Dividends paid on common stock	(1,779)	(1,517)
Cash contributions from dividend reinvestment plan	62	—
Proceeds from exercises of stock options	99	—

Net cash (used in) provided by financing activities	(49,915)	96,596

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,302	15,664
CASH AND CASH EQUIVALENTS, beginning of period	39,412	24,740

CASH AND CASH EQUIVALENTS, end of period	$50,714	$40,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the six months ended
	June 30,	June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,167	$2,347
Interest on advances and other borrowed money	1,350	1,470

Total interest paid	$3,517	$3,817

Income taxes paid	$3,031	$1,956

Loans transferred to other real estate owned	$130	$178
Change in due from broker, net	$—	$18,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the savings and loan holding company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank has three wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; and McCrillis and Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency acquired in 2012, which offers a complete range of commercial insurance services and consumer products. The Company, through its direct and indirect subsidiaries, currently operates 22 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 8 locations in Vermont in Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2012, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note B – Accounting Policies

The condensed consolidated financial statements include the accounts of the Company, the Bank, M&E, Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation-Overall,” these affiliates have not been included in the condensed consolidated financial statements.

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

In February 2013, FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The required disclosures have been reflected in the accompanying footnotes to the condensed consolidated financial statements.

In February 2013, FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the scope of this update that exist at the beginning of an entity’s fiscal year of adoption. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this update are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

In July 2013, FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company anticipates that the adoption of this guidance will not have a material impact on its results of operations or financial position.

In July 2013, FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this update provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company anticipates that the adoption of this guidance will not have a material impact on its results of operations or financial position.

Note D – Fair Value Measurements

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

The following summarizes assets and liabilities measured at fair value at June 30, 2013, and December 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$74,935	$—	$74,935	$—
Government agency bonds	6,759	—	6,759	—
Mortgage-backed securities	46,286	—	46,286	—
Municipal bonds	22,716	—	22,716	—
Other bonds and debentures	65	—	65	—
Equity securities	497	497	—	—

Totals	$151,258	$497	$150,761	$—

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$51,375	$—	$51,375	$—
Mortgage-backed securities	137,841	—	137,841	—
Municipal bonds	22,682	—	22,682	—
Other bonds and debentures	70	—	70	—
Equity securities	401	401	—	—

Totals	$212,369	$401	$211,968	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative - interest rate swap	$166	$—	$166	$—

	$166	$—	$166	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,652	$—	$—	$2,652

	$2,652	$—	$—	$2,652

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,372	$—	$—	$1,372
Other real estate owned	102	—	—	102

	$1,474	$—	$—	$1,474

There were no impaired loans measured for impairment, using the fair value of the collateral for collateral dependent loans, at June 30, 2013. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $2.7 million with a valuation allowance of $335 thousand at June 30, 2013. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2012, impaired loans had a recorded investment of $1.4 million with no valuation allowance. Changes in fair value recognized for partial charge-offs of loans and impairment reserves on loans was a net decrease of $1.6 million and $697 thousand for the six months ended June 30, 2013 and 2012, respectively.

The estimated fair values of the Company’s financial instruments at June 30, 2013, and December 31, 2012, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) June 30, 2013	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$50,714	$50,714	$50,714	$—	$—
Securities available-for-sale	151,258	151,258	497	150,761	—
Federal Home Loan Bank stock	9,293	9,293	9,293	—	—
Loans held-for-sale	2,556	2,570	—	2,570	—
Loans, net	909,552	919,147	—	—	919,147
Investment in unconsolidated subsidiaries	620	576	—	—	576
Accrued interest receivable	2,919	2,919,	2,919	—	—

Financial liabilities:
Deposits	912,432	916,610	—	916,610	—
Federal Home Loan Bank advances	127,231	128,178	—	128,178	—
Securities sold under agreements to repurchase	18,929	18,929	18,929	—	—
Subordinated debentures	20,620	19,171	—	—	19,171

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2012	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$39,412	$39,412	$39,412	$—	$—
Securities available-for-sale	212,369	212,369	401	211,968	—
Federal Home Loan Bank stock	9,506	9,506	9,506	—	—
Loans held-for-sale	11,983	12,164	—	12,164	—
Loans, net	902,236	918,181	—	—	918,181
Investment in unconsolidated subsidiaries	620	563	—	—	563
Accrued interest receivable	2,845	2,845	2,845	—	—

Financial liabilities:
Deposits	949,341	952,949	—	952,949	—
Federal Home Loan Bank advances	142,730	145,651	—	145,651	—
Notes payable	7	7	—	7	—
Securities sold under agreements to repurchase	14,619	14,619	14,619	—	—
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives - interest rate swap	166	166	—	166	—

The carrying amounts of financial instruments shown in the above table are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments and derivatives, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2013. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the 12 month period ended December 31, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at June 30, 2013, and December 31, 2012, are summarized as follows:

(Dollars in thousands) June 30, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$75,626	$—	$691	$74,935
Government agency bonds	6,997	—	238	6,759
Mortgage-backed securities	47,096	12	822	46,286
Municipal bonds	22,697	318	299	22,716
Other bonds and debentures	65	—	—	65
Equity securities	490	16	9	497

Total available-for-sale	$152,971	$346	$2,059	$151,258

(Dollars in thousands) December 31, 2012	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale	$210,408	$2,170	$209	$212,369

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2013:

(Dollars in thousands)	Fair Value

U.S. Treasury notes	$44,996

Total due in less than one year	$44,996

U.S. Treasury notes	$19,798
Government agency bonds	2,901
Municipal bonds	3,701

Total due after one year through five years	$26,400

U.S. Treasury notes	$10,141
Government agency bonds	3,858
Municipal bonds	7,285

Total due after five years through ten years	$21,284

Municipal bonds	$11,730
Other bonds and debentures	65

Total due after ten years	$11,795

For the six months ended June 30, 2013, the proceeds from sales of securities available-for-sale were $110.5 million. Gross gains of $930 thousand were realized during the same period on the sales offset in part by gross losses of $149 thousand on sales. The tax provision applicable to these net realized gains amounted to $309 thousand. For the six months ended June 30, 2012, proceeds from sales of securities available-for-sale were $102.5 million. Gross gains of $2.3 million were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $921 thousand. Securities, carried at $130.9 million and $152.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase as of June 30, 2013, and December 31, 2012, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of June 30, 2013:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$29,938	$691	$—	$—	$29,938	$691
Government agency bonds	6,759	238	—	—	6,759	238
Mortgage-backed securities	45,277	822	2	—	45,279	822
Municipal bonds	5,874	299	—	—	5,874	299
Equity securities	—	—	323	9	323	9

Total temporarily impaired securities	$87,848	$2,050	$325	$9	$88,173	$2,059

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2013, consist of U.S. Treasury notes, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands) June 30, 2013:	Originated	Acquired	Total
Real estate loans:
Conventional	$466,812	$15,871	$482,683
Home equity	67,278	—	67,278
Construction	14,713	1,399	16,112
Commercial	180,583	46,781	227,364

	729,386	64,051	793,437
Consumer loans	5,939	596	6,535
Commercial and municipal loans	104,808	11,542	116,350

Total loans	840,133	76,189	916,322
Allowance for loan losses	(9,521)	—	(9,521)
Deferred loan origination costs, net	2,751	—	2,751

Loans receivable, net	$833,363	$76,189	$909,552

(Dollars in thousands) December 31, 2012:	Originated	Acquired	Total
Real estate loans:
Conventional	$458,206	$13,243	$471,449
Home equity	68,175	1,116	69,291
Construction	15,233	4,179	19,412
Commercial	178,574	55,690	234,264

	720,188	74,228	794,416
Consumer loans	6,595	709	7,304
Commercial and municipal loans	93,680	14,070	107,750

Total loans	820,463	89,007	909,470
Allowance for loan losses	(9,923)	—	(9,923)
Deferred loan origination costs, net	2,767	(78)	2,689

Loans receivable, net	$813,307	$88,929	$902,236

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the dates indicated:

(Dollars in thousands)	Real Estate:
June 30, 2013:	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$73	$220	$—	$42	$—	$335
Ending balance:
Collectively evaluated for impairment	4,645	3,039	259	1,184	59	9,186

Total allowance for loan losses ending balance	$4,718	$3,259	$259	$1,226	$59	$9,521

Loans:
Ending balance:
Individually evaluated for impairment	$5,172	$10,820	$1,535	$902	$—	$18,429
Ending balance:
Collectively evaluated for impairment	528,918	169,763	13,178	103,906	5,939	821,704
Ending Balance:
Acquired loans (discounts related to credit quality)	15,871	46,781	1,399	11,542	596	76,189

Total loans ending balance	$549,961	$227,364	$16,112	$116,350	$6,535	$916,322

(Dollars in thousands)	Real Estate:
December 31, 2012:	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Ending balance:
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Ending balance:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Ending balance:
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Ending Balance:
Acquired loans (discounts related to credit quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

June 30, 2013 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated:
Real estate:
Conventional	$633	$302	$1,347	$2,282	$2,103
Commercial	1,356	179	532	2,067	1,922
Home equity	187	123	29	339	41
Land and construction	—	—	—	—	—
Commercial and municipal	158	12	137	307	137
Consumer	16	—	—	16	—

Total	$2,350	$616	$2,045	$5,011	$4,203

Acquired:
Real estate:
Commercial	$271	$—	$109	$380	$458
Commercial	47	—	—	47	47

Total	$318	$—	$109	$427	$505

December 31, 2012 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated
Real estate:
Conventional	$3,869	$1,327	$2,461	$7,657	$6,250
Commercial	3,019	236	358	3,613	9,304
Home equity	555	172	144	871	158
Land and construction	10	—	—	10	887
Commercial and municipal	224	276	195	695	402
Consumer	12	—	—	12	—

Total	$7,689	$2,011	$3,158	$12,858	$17,001

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured loans as of June 30, 2013, and December 31, 2012, based on payment performance status:

	June 30, 2013
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$2,950	$6,120	$1,292	$577	$10,939
Non-performing	474	1,315	—	—	1,789

Total	$3,424	$7,435	$1,292	$577	$12,728

	December 31, 2012
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$1,406	$5,703	$1,317	$136	$8,562
Non-performing	1,960	2,402	—	157	4,519

Total	$3,366	$8,105	$1,317	$293	$13,081

Troubled debt restructured loans are considered impaired and are included in the previous impaired loan disclosures in this footnote.

During the six month period ending June 30, 2013, certain loans modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; (3) change in scheduled payment amount; (4) permanent reduction of the principal of the loan; or (5) an extension of additional credit for payment of delinquent real estate taxes.

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate, and Maturity	Interest Only Payments and Maturity	Combination of Maturity, Interest Rate, and Reamortized	Total
Real estate:
Residential	$—	$996	$833	$219	$2,048
Commercial	469	1,143	1,111	—	2,723
Land and Construction	700	—	—	—	700
Commercial	—	—	129	—	129

Total TDRs	$1,169	$2,139	$2,073	$219	$5,600

The following table presents pre-modification balance information on how loans were modified as TDRs during the twelve months ended December 31, 2012:

(Dollars in thousands)	Extended Maturity	Combination of Payment, Rate, and Maturity	Interest Only Payments	Interest Only Payments and Maturity	Forgiveness of Principal, Reamortized, and Maturity	Other (a)	Total
Real estate:
Residential	$48	$219	$30	$180	$—	$1,003	$1,480
Commercial	1,239	89	985	434	2,276	—	5,023
Land and Construction	698	641	—	—	—	—	1,339
Commercial	36	—	—	106	—	15	157

Total TDRs	$2,021	$949	$1,015	$720	$2,276	$1,018	$7,999

(a)	Other represents various other combinations of maturity, interest rate, interest only payments and other miscellaneous types.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the six months ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	9	$2,048	$2,048
Commercial	4	2,723	2,723
Land and construction	4	700	700
Commercial	2	129	129

Total	19	$5,600	$5,600

The following table summarizes the troubled debt restructurings for which there was a payment default during the periods indicated, which occurred within twelve months following the date of the restructuring:

	For the six months ending June 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Real estate:
Conventional	4	$393
Commercial	2	981
Land and construction	1	22
Commercial	1	36

Total	8	$1,432

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in no additional allocation of the allowance for credit losses for the six month period ending June 30, 2013. There were two charge-offs totaling $14 thousand on these defaulted troubled debt restructurings during the six month period ending June 30, 2013.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement,” is as follows as of June 30, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,645	$5,350	$—	$5,515	$89
Home equity	41	81	—	110	2
Commercial	8,935	9,850	—	11,535	259
Land and construction	1,535	1,557	—	1,938	38
Commercial and municipal	285	391	—	921	10

Total impaired with no related allowance:	$15,441	$17,229	$—	$20,019	$398

With an allowance recorded:
Real estate:
Conventional	$485	$518	$73	$481	$13
Commercial	1,885	1,885	220	1,868	66
Commercial and municipal	617	617	42	612	17

Total impaired with an allowance recorded:	$2,987	$3,020	$335	$2,961	$96

Total:
Real estate:
Conventional	$5,130	$5,868	$73	$5,996	$102
Home equity	41	81	—	110	2
Commercial	10,820	11,735	220	13,403	325
Land and construction	1,535	1,557	—	1,938	38
Commercial and municipal	902	1,008	42	1,533	27

Total impaired loans:	$18,428	$20,249	$335	$22,980	$494

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$6,057	$6,979	$—	$6,315	$252
Home equity	158	211	—	168	6
Commercial	9,004	9,603	—	9,245	554
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired with no related allowance:	$17,148	$18,775	$—	$17,848	$917

With an allowance recorded:
Real estate:
Conventional	$749	$782	$232	$772	$38
Commercial	984	984	129	986	45

Total impaired with an allowance recorded:	$1,733	$1,766	$361	$1,758	$83

Total:
Real estate:
Conventional	$6,806	$7,761	$232	$7,087	$290
Home equity	158	211	—	168	6
Commercial	9,988	10,587	129	10,231	599
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired loans:	$18,881	$20,541	$361	$19,606	$1,000

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	June 30, 2013	December 31, 2012
(Dollars in thousands)	Commercial Real Estate and Commercial Business	Commercial Real Estate and Commercial Business
Contractually required payments receivable	$1,053	$1,408
Nonaccretable difference	—	—

Cash flows expected to be collected	1,053	1,408
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,053	$1,408

The following table presents the Company’s loans by risk ratings as of June 30, 2013:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$526,026	$18,533	$8,299	$18,282	$5,939	$577,079
Pass	2,258	145,975	4,426	84,279	—	236,938
Special mention	—	3,086	59	569	—	3,714
Substandard	5,806	12,989	1,929	1,678	—	22,402

Total	$534,090	$180,583	$14,713	$104,808	$5,939	$840,133

Acquired:
Grade:
Loans not formally rated	$11,610	$432	$503	$—	$596	$13,141
Pass	3,298	43,328	662	9,955	—	57,243
Special mention	963	1,182	—	228	—	2,373
Substandard	—	1,839	234	1,359	—	3,432

Total	$15,871	$46,781	$1,399	$11,542	$596	$76,189

The following table presents the Company’s loans by risk ratings as of December 31, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$519,398	$10,468	$7,111	$38,266	$6,595	$581,838
Pass	—	152,162	5,834	54,501	—	212,497
Special mention	112	1,212	761	156	—	2,241
Substandard	6,871	14,732	1,527	757	—	23,887

Total	$526,381	$178,574	$15,233	$93,680	$6,595	$820,463

Acquired:
Grade:
Loans not formally rated	$13,978	$7,709	$2,018	$3,423	$709	$27,837
Pass	—	45,644	1,922	10,387	—	57,953
Special mention	—	300	239	260	—	799
Substandard	381	2,037	—	—	—	2,418

Total	$14,359	$55,690	$4,179	$14,070	$709	$89,007

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at June 30, 2013, was $2.7 million. The fair value of capitalized servicing rights was $4.0 million of June 30, 2013. Servicing rights of $1.0 million were capitalized during the six months ended June 30, 2013, compared to $425 thousand for the same period in 2012. Amortization of capitalized servicing rights was $486 thousand for the six months ended June 30, 2013, compared to $499 thousand for the same period in 2012. Servicing rights of $448 thousand were capitalized during the three months ended June 30, 2013, compared to $192 thousand for the same period in 2012. Amortization of capitalized servicing rights was $240 thousand for the three months ended June 30, 2013, compared to $263 thousand for the same period in 2012.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the period indicated:

	Three months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$15	$283	$69	$58
Increase (decrease)	16	(39)	(38)	186

Balance, end of period	$31	$244	$31	$244

Note H – Stock-based Compensation

At June 30, 2013, the Company had two stock-based employee compensation plans. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three and six months ended June 30, 2013, stock-based employee compensation costs of $22 thousand and $42 thousand, respectively, were recognized for the Company’s stock-based employee compensation plans compared to no costs during the same periods in 2012.

The Company granted a total of 4,500 shares of restricted stock awards to an employee effective March 1, 2013. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and awarded the employee shares of restricted common stock of the Company. The restricted stock vests ratably over a five year period beginning on March 1, 2014. Compensation expense relating to this restricted stock awards is based on the grant-date fair value of $13.50 per share and amounted to $1 thousand and $5 thousand for the three and six month periods ended June 30, 2013, respectively.

The Company granted a total of 10,000 shares of restricted stock awards to the Executive Chairman effective June 1, 2013. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan. The restricted stock vests ratably over a five year period beginning on June 1, 2014. Compensation expense relating to this restricted stock award is based on the grant-date fair value of $12.81 per share and amounted to $4 thousand for the three months ended June 30, 2013. The remaining unrecognized compensation expense related to this award, at June 30, 2013, of $124 thousand will be recognized over the next 4.8 years.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the period ended:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$83	$84	$166	$168
Expected return on plan assets	(145)	(134)	(290)	(268)
Amortization of unrecognized net loss	76	65	152	130

Net periodic pension cost	$14	$15	$28	$30

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except for per share data)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Basic EPS:
Net income as reported	$1,795	$2,012	$3,847	$4.094
Cumulative preferred stock dividend earned	(60)	(250)	(201)	(500)

Net income available to common stockholders	$1,735	$1,762	$3,646	$3,594

Weighted average common shares outstanding	7,077,239	5,847,908	7,068,828	5,841,040
Net income per common share - basic	$0.25	$0.30	$0.52	$0.62

Dilutive EPS:
Net income available to common stockholders	$1,735	$1,762	$3,646	$3,594

Weighted average common shares outstanding	7,077,239	5,847,908	7,068,828	5,841,040
Effect of dilutive securities, options	1,932	9,114	1,068	9,416

Weighted average common shares outstanding - diluted	7,079,171	5,857,022	7,069,896	5,850,456
Net income per common share - diluted	$0.25	$0.30	$0.52	$0.61

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	As of
(Dollars in thousands)	June 30, 2013	December 31, 2012
Net unrealized holding gains on available-for-sale securities, net of taxes	$(1,035)	$1,184
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,560)	(2,559)
Unrecognized net loss, derivative, net of tax	—	(101)
Unrecognized net income, equity investment, net of tax	34	32

Accumulated other comprehensive loss	$(3,561)	$(1,444)

Reclassification disclosure for the period ended June 30, 2013 and 2012 follows:

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net unrealized holding (gains) losses on available-for-sale securities	$(2,548)	$1,309	$(2,893)	$1,943
Reclassification adjustment for realized gains in net income	(614)	(1,173)	(781)	(2,324)

Other comprehensive (loss) income before income tax effect	(3,162)	136	(3,674)	(381)
Income tax expense (benefit)	1,252	(54)	1,455	151

	(1,910)	82	(2,219)	(230)

Other comprehensive loss - pension plan	—	—	—	—
Income tax benefit	—	—	—	—

	—	—	—	—

Change in fair value of derivatives used for cash flow hedges	79	83	165	139
Income tax expense	(31)	(32)	(65)	(55)

	48	51	100	84

Other comprehensive income - equity investment	(4)	8	2	22
Income tax expense	—	—	—	—

	(4)	8	2	22

Other comprehensive (loss) income, net of tax effect	$(1,866)	$141	$(2,117)	$(124)

Note L – Merger and Acquisition Activity

On February 15, 2013, the Bank entered into a purchase and sale agreement with Meredith Village Savings Bank (“MVSB”), pursuant to which the Bank will acquire all of the shares of common stock of Charter Holding Corp. (“Charter Holding”) held by MVSB for a total purchase price of $6.2 million in cash or its equivalent. As of the date hereof, each of the Bank and MVSB own 50% of Charter Holding’s outstanding shares of common stock; upon completion of the transaction the Bank will own all of the outstanding shares of Charter Holding, and Charter Holding will become a wholly owned subsidiary of the Bank. Completion of the transaction is subject to closing conditions, including the receipt of all regulatory approvals by the Bank and the satisfactory completion of purchase accounting valuations by an independent third party. The transaction is expected to close during the third quarter of 2013.

On April 3, 2013, the Company and Central Financial Corporation (“CFC”) jointly announced that they entered into a definitive agreement pursuant to which the Company will acquire CFC in an all-stock transaction. The transaction, approved by the boards of directors of both companies, is valued at approximately $14.4 million or approximately $115.00 per share of CFC common stock, based on the 10-day average closing price of the Company’s common stock for the period ended April 2, 2013. The terms of the agreement call for each outstanding share of CFC common stock to be converted into the right to receive 8.699 shares of the Company’s common stock. Following the merger, CFC’s wholly owned subsidiary, The Randolph National Bank, will be merged with and into the Bank, with the Bank surviving. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of CFC’s shareholders. The transaction is expected to close in the fourth quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and three months ended June 30, 2013:

•	Total assets were $1.2 billion at June 30, 2013, from $1.3 billion at December 31, 2012, a decrease of $50.5 million, or 3.97%.

•	Net loans were $909.6 million at June 30, 2013, from $902.5 million at December 31, 2012, an increase of $7.3 million, or 0.81%.

•

During the six months ended June 30, 2013, we originated $177.5 million in loans compared to $206.8 million for the same period in 2012. During the quarter ended June 30, 2013, we originated $99.8 million in loans compared to $134.1 million for the same period in 2012.

•	Our loan servicing portfolio was $405.1 million at June 30, 2013, compared to $385.4 million at December 31, 2012.

•	Total deposits were $912.4 million at June 30, 2013, from $949.3 million at December 31, 2012, a decrease of $36.9 million, or 3.89%.

•

Net interest and dividend income for the six months ended June 30, 2013, was $16.0 million compared to $14.4 million for the same period in 2012, an increase of $1.6 million, or 11.11%. Net interest and dividend income for the quarter ended June 30, 2013, was $7.8 million compared to $7.3 million for the same period in 2012, an increase of $479 thousand, or 6.53%.

•

Net income available to common stockholders increased $52 thousand to $3.6 million for the six months ended June 30, 2013, compared to the same period in 2012. Common shares outstanding, assuming dilution, were 7,069,896 at June 30, 2013, compared to 5,850,456 at June 30, 2012, due primarily to the issuance of 1,153,544 shares in conjunction with the acquisition of The Nashua Bank on December 21, 2012. Net income available to common stockholders was $1.7 million for the quarter ended June 30, 2013, compared to $1.8 million for the same period in 2012. Common shares outstanding, assuming dilution for the quarter, were 7,079,171 at June 30, 2013, compared to 5,857,022 at June 30, 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Pending Mergers

On February 15, 2013, the Bank entered into a purchase and sale agreement with MVSB, pursuant to which the Bank will acquire all of the shares of common stock of Charter Holding held by MVSB for a total purchase price of $6.2 million in cash or its equivalent. As of the date hereof, each of the Bank and MVSB own 50% of Charter Holding’s outstanding shares of common stock; upon completion of the transaction the Bank will own all of the outstanding shares of Charter Holding, and Charter Holding will become a wholly owned subsidiary of the Bank. Completion of the transaction is subject to closing conditions, including the receipt of all regulatory approvals by the Bank and the satisfactory completion of purchase accounting valuations by an independent third party. The transaction is expected to close during the third quarter of 2013.

On April 3, 2013, the Company and CFC jointly announced that they entered into a definitive agreement pursuant to which the Company will acquire CFC in an all-stock transaction. The transaction, approved by the boards of directors of both companies, is valued at approximately $14.4 million or approximately $115.00 per share of CFC common stock, based on the 10-day average closing price of our common stock for the period ended April 2, 2013. The terms of the agreement call for each outstanding share of CFC common stock to be converted into the right to receive 8.699 shares of our common stock. Following the merger, CFC’s wholly owned subsidiary, The Randolph National Bank, will be merged with and into the Bank, with the Bank surviving. Completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approval and the approval of CFC’s shareholders. The transaction is expected to close in the fourth quarter of 2013.

Regulatory Updates

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the Office of the Comptroller of the Currency issued interim final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”). The final and interim final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final and interim final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including us, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•

implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•

require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the final and interim rules, compliance is required beginning January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules, however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets were $1.2 billion at June 30, 2013, compared to $1.3 billion at December 31, 2012, a decrease of $50.5 million, or 3.97%. Securities available-for-sale decreased $61.1 million, or 28.78%, to $151.3 million at June 30, 2013, from $212.4 million at December 31, 2012. Net unrealized losses on securities available-for-sale were $1.7 million at June 30, 2013, compared to net unrealized gains of $2.0 million at December 31, 2012. During the six months ended June 30, 2013, we sold securities with a total book value of $111.3 million for a net gain on sales of $781 thousand. During the same period, we purchased securities totaling $52.7 million including U.S. Treasury notes, government agency bonds, and a municipal bond. Our net unrealized loss (after tax) on our investment portfolio was $1.0 million at June 30, 2013, compared to an unrealized gain (after tax) of $1.2 million at December 31, 2012. The investments in our investment portfolio that are temporarily impaired as of June 30, 2013, consist of U.S. Treasury notes, mortgage-backed securities issued by U.S. government sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $7.3 million, or 0.81%, to $909.5 million at June 30, 2013, from $902.2 million at December 31, 2012. The allowance for loan losses decreased $407 thousand to $9.5 million at June 30, 2013, from $9.9 million at December 31, 2012. The change in the allowance for loan losses, excluding reserves for overdrafts, is the net of the effect of provisions of $550 thousand, charge-offs of $1.2 million, and recoveries of 298 thousand. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $11.3 million and commercial loans of $8.6 million offset in part by decreases in commercial real estate loans of $7.1 million and land and constructions loans of $3.3 million. As a percentage of total loans, non-performing loans decreased from 2.22% at December 31, 2012, to 0.51% at June 30, 2013. During the six months ended June 30, 2013, we originated $177.5 million in loans compared to $206.8 million for the same period in 2012. During the quarter ended June 30, 2013, we originated $99.8 million in loans compared to $134.1 million for the same period in 2012. At June 30, 2013, our mortgage servicing loan portfolio was $405.1 million compared to $385.4 million at December 31, 2012. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2013, adjustable-rate mortgages comprised approximately 65.7% of our real estate mortgage loan portfolio, which is consistent with the mix at December 31, 2012.

Goodwill and other intangible assets amounted to $38.5 million, or 3.15% of total assets, as of June 30, 2013, compared to $38.8 million, or 3.05% of total assets, as of December 31, 2012. The decrease was due to normal amortization of core deposit intangible and customer list assets.

We had no other real estate owned at June 30, 2013, and we held $102 thousand, representing a single property, of other real estate owned (“OREO”) and property acquired in settlement of loans at December 31, 2012.

Total deposits decreased $36.9 million, or 3.89%, to $912.4 million at June 30, 2013, from $949.3 million at December 31, 2012. Non-interest bearing deposit accounts increased $6.1 million, or 8.27%, and interest-bearing deposit accounts decreased $43.0 million, or 4.92%, over the same period. The balances at June 30, 2013, included $5.8 million of brokered deposits, which is a decrease of $16.0 million compared to December 31, 2012. This decrease includes the call by us of $15.0 million of brokered deposits. Deposit balances at June 30, 2013, also includes $7.0 million of deposits obtained through listing services, which is unchanged compared to December 31, 2012.

Securities sold under agreements to repurchase increased $4.3 million, or 29.48%, to $18.9 million at June 30, 2013, from $14.6 million at December 31, 2012. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities and letters of credit issued by FHLB.

We maintained balances of $127.2 million in advances from the FHLB at June 30, 2013, a decrease of $15.5 million from $142.7 million at December 31, 2012.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2013, was $9.5 million and at December 31, 2012, was $9.9 million. At approximately $9.5 million, the allowance for loan losses represents 1.04% of total loans, compared to 1.08% at December 31, 2012. Total non-performing assets at June 30, 2013, were approximately $4.7 million, representing 49.51% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $550 thousand to the allowance for loan losses during the six months ended June 30, 2013, compared to $1.2 million for the same period in 2012. Loan charge-offs (excluding the overdraft program) were $1.2 million during the six month period ended June 30, 2013, compared to $1.3 thousand for the same period in 2012. Recoveries were $298 thousand during the six month period ended June 30, 2013, compared to $99 thousand for the same period in 2012. This activity resulted in net charge-offs of $949 thousand for the six month period ended June 30, 2013, compared to $1.2 million for the same period in 2012. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 43%, 36%, 19%, and 2%, respectively, of the amounts charged-off during the six month period ended June 30, 2013.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.5 million. The provisions made in 2013 reflect growth in the portfolio, loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2013 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2013, the overdraft allowance was $11 thousand, compared to $14 thousand at year-end 2012. Provisions for overdraft losses in the amount of $26 thousand were recorded during the six month period ended June 30, 2013, compared to provisions of $29 thousand that were recorded for the same period during 2012. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the six month period ended June 30:

(Dollars in thousands)	June 30, 2013			June 30, 2012
	Originated	Acquired	Total	Total
Balance, beginning of year	$9,909	$—	$9,909	$9,113

Charge-offs:
Residential real estate	(541)	—	(541)	(556)
Commercial real estate	(344)	(102)	(446)	(393)
Land and construction	—	—	—	—
Consumer loans	(24)	—	(24)	(8)
Commercial loans	(236)	—	(236)	(349)

Total charged-off loans	(1,145)	(102)	(1,247)	(1,306)

Recoveries
Residential real estate	181	—	181	65
Commercial real estate	101	—	101	10
Land and construction	—	—	—	1
Consumer loans	3	—	3	5
Commercial loans	13	—	13	18

Total recoveries	298	—	298	99

Net charge-offs	(847)	(102)	(949)	(1,207)

Provision for loan loss charged to income:
Residential real estate	279	—	279	788
Commercial real estate	180	—	180	264
Land and construction	15	—	15	24
Consumer loans	3	—	3	10
Commercial loans	73	—	73	114

Total provision	550	—	550	1,200

Ending balance	$9,612	$(102)	$9,510	$9,106

The following is a summary of activity in the allowance for overdraft privilege account for the six month periods ended June 30:

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Beginning balance	$14	$18

Overdraft charge-offs	(110)	(105)
Overdraft recoveries	81	74

Net overdraft losses	(29)	(31)

Provision for overdrafts	26	29

Ending balance	$11	$16

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	June 30, 2013			December 31, 2012
Real estate loans
Residential, 1-4 family and home equity loans	$4,640	49%	60%	$5,073	52%	62%
Commercial	3,004	31%	25%	3,305	33%	26%
Land and construction	259	3%	2%	208	2%	2%
Collateral and consumer loans	48	1%	1%	44	—	1%
Commercial and municipal loans	1,224	13%	12%	918	9%	9%
Impaired loans	335	3%	—	361	4%	—

Allowance	$9,510	100%	100%	$9,909	100%	100%

Allowance as a percentage of total loans		1.04%			1.08%
Non-performing loans as a percentage of allowance		49.51%			171.57%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Allowance for loan and lease losses	$9,510	$9,909
Overdraft allowance	11	14

Total allowance	$9,521	$9,923

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $25.5 million at June 30, 2013, compared to $25.9 million at December 31, 2012. There was no other real estate owned at June 30, 2013, compared to $102 thousand at December 31, 2012. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Fourteen loans considered to be impaired loans at June 30, 2013, have specific allowances identified and assigned. The 14 loans are secured by real estate, business assets or a combination of both. At June 30, 2013, the allowance included $335 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2012, was $361 thousand.

At June 30, 2013, we had 56 loans totaling $12.7 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At June 30, 2013, 45 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, 11 were more than 30 days past due at June 30, 2013. The balances of these past due loans were $1.8 million. At December 31, 2012, we had 65 loans totaling $13.1 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $2.2 million at June 30, 2013, compared to $3.2 million at December 31, 2012. Loans 30 to 89 days past due were $3.3 million at June 30, 2013, compared to $10.1 million at December 31, 2012. As a percentage of assets, the recorded investment in non-performing loans decreased from 1.60% at December 31, 2012, to 0.39% at June 30, 2013, and, as a percentage of total loans, decreased from 2.22% at December 31, 2012, to 0.51% at June 30, 2013.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended June 30, 2013, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2013, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Value	Percentage of Total Allowance	Percentage of Total Assets	Value	Percentage of Total Allowance	Percentage of TotalAssets
Non-accrual loans (1)	$4,708	49.51%	0.39%	$17,001	171.57%	1.34%
Other real estate owned and chattel	—	—%	—%	102	1.03%	0.01%

Total non-performing assets	$4,708	49.51%	0.39%	$17,103	172.60%	1.35%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Real estate:
Conventional	$2,103	$6,250
Commercial	2,380	9,304
Home equity	41	158
Land and construction	—	887
Consumer	—	—
Commercial and municipal	184	402

Total	$4,708	$17,001

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

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At June 30, 2013, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $82.9 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2013, we had approximately $164.9 million in additional borrowing capacity from the FHLB.

At June 30, 2013, stockholders’ equity totaled $129.4 million, compared to $129.5 million at December 31, 2012. This reflects net income of $3.8 million, the declaration and payment of $1.8 million in common stock dividends, the declaration of $199 thousand in preferred stock dividends, and an increase of $2.1 million in accumulated other comprehensive loss.

At June 30, 2013, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performing benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three and six months ended June 30, 2013, no shares were repurchased.

At June 30, 2013, we had unrestricted funds available in the amount of $4.7 million. As of June 30, 2013, our total cash needs for the remainder of 2013 are estimated to be approximately $2.7 million with $1.7 million projected to be used to pay dividends on our common stock, $310 thousand to pay interest on our capital securities, $118 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $480 thousand for ordinary operating expenses, including approximately $350 thousand related to completing the acquisition of CFC. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2013, if needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the six months ended June 30, 2013, net cash provided by operating activities increased $16.6 million to $13.0 million compared to cash used of $3.6 million for the same period in 2012. The change in loans held for sale increased $15.7 million for the six months ended June 30, 2013, compared to the same period in 2012, with a decrease of $9.4 million in loans held for the period in 2013 compared to an increase of $6.2 million in 2012. Net gain on sales and calls of securities decreased $1.5 million for the six months ended June 30, 2013, compared to the same period in 2012, as a result of the sale and settlement of approximately $110.5 million of securities during the six months ended June 30, 2013, with lower net gains compared to approximately $102.5 million of securities during the same period in 2012. The provision for loan losses decreased $653 thousand for the six months ended June 30, 2013, compared to the same period in 2012 which is consistent with significantly higher loan growth during the period in 2012. The decrease in accrued interest receivable and other assets increased $605 thousand while the decrease in accrued expenses and liabilities increased $112 thousand.

Net cash provided by investing activities was $48.2 million for the six months ended June 30, 2013, compared to cash used of $77.3 million for the same period in 2012, a change of $125.5 million. The cash provided by net securities activities was $57.8 million for the six months ended June 30, 2013, compared to cash provided by net securities activities of $6.4 million for the same period in 2012. Cash provided by the redemption of FHLB stock was $213 thousand for the six months ended June 30, 2013, compared to cash used for the purchase of FHLB stock of $1.5 million for the same period in 2012. Cash used in loan originations and principal collections, net, was $8.0 million for the six months ended June 30, 2013, a decrease of $69.2 million, compared to cash used of $77.2 million for the same period in 2012. Additionally, no cash was used in the purchase of life insurance policies during the six months ended June 30, 2013, compared to $5.0 million of cash used for this purpose for the same period in 2012.

For the six months ended June 30, 2013, net cash flows used in financing activities increased $146.5 million to cash used of $49.9 million compared to net cash provided by financing activities of $96.6 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we experienced a net increase of $62.2 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $32.6 million to cash provided of $29.6 million for the same period in 2012. For the six months ended June 30, 2013, we had an increase of $85.2 million of cash used in FHLB advances and other borrowings comparing cash used of $15.5 million for the six months ended June 30, 2013 to cash provided of $69.7 million for the same period in 2012.

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

The initial rate payable on SBLF capital is, at most, 5%, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by our Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock.

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of June 30, 2013, the Bank’s ratios were 9.27% and 15.05%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.01 at June 30, 2013, compared to $15.09 per common share at December 31, 2012. Tangible book value per common share was $9.58 at June 30, 2013, compared to $9.59 per common share at December 31, 2012. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholder’s equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands except for per share data)	June 30, 2013	December 31, 2012
Shareholders’ equity	$129,409	$129,494
Less goodwill	35,395	35,395
Less other intangible assets	3,076	3,416
Less preferred stock	23,000	23,000

Tangible common equity	$67,938	$67,683

Ending common shares outstanding	7,088,896	7,055,946
Tangible book value per common share	$9.58	$9.59

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

Our one-year cumulative interest-rate gap at June 30, 2013, was positive 2.52%, compared to the December 31, 2012, gap of negative 0.80%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

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

The following table sets forth our EVE at June 30, 2013, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$143,550	$120,625	$124,502	$117,832	$110,782	$103,767	$96,946
Percent of Change		-3.1%		-5.4%	-11.0%	-16.7%	-22.1%

EVE Ratio:
Ratio	11.78%	10.05%	10.54%	10.22%	9.85%	9.43%	9.01%
Change in basis points		-50		-32	-70	-111	-154

Comparison of the Operating Results for the Six months Ended June 30, 2013 and June 30, 2012

Consolidated net income for the six months ended June 30, 2013, was $3.8 million, or $0.52 per common share (assuming dilution), compared to $4.1 million, or $0.61 per common share (assuming dilution), for the same period in 2012, a decrease of $247 thousand, or 6.04%. Our net interest margin decreased to 2.88% at June 30, 2013, from 3.00% at June 30, 2012. Our return on average assets and average equity for the six months ended June 30, 2013, were 0.76% and 6.37%, respectively, compared to 0.82% and 6.94%, respectively, for the same period in 2012.

Net interest and dividend income increased $1.5 million, or 10.53%, to $15.4 million for the six month period ended June 30, 2013, from $13.2 million for the six month period ended June 30, 2012, as a result of the increase in interest-earning assets including the assets acquired from The Nashua Bank in December of 2012 and originated portfolio growth since June 30, 2012, offset in part by the overall decline in net interest margin.

For the six months ended June 30, 2013, total interest and dividend income decreased $1.2 million, or 6.44%, to $19.4 million from $18.2 million for the same period in 2012. Interest and fees on loans increased $2.5 million, or 15.60%, for the six month period ended June 30, 2013, to $18.2 million from $15.7 million at June 30, 2012, due primarily to increased portfolio balances, including The Nashua Bank loans acquired in December 2012, offset in part by loans repricing to lower rates. Interest on investments and other interest decreased $1.3 million, or 52.05%, for the six month period ended June 30, 2013, due primarily to a decreased position in investments as the Company implemented a deleveraging strategy in the first half of 2013 coupled with lower yields on investments held comparing periods.

For the six months ended June 30, 2013, total interest expense decreased $348 thousand, or 9.23%, to $3.4 million from $3.8 million for the same period in 2012. Interest on deposits decreased $177 thousand, or 7.76%, due to the overall decline in short-term interest rates comparing periods as well as a transition to lower cost non-maturity deposits. Interest on advances and other borrowed money decreased $171 thousand, or 11.50%, to $1.3 million from $1.5 million for the same period in 2012 due to lower costs coupled with a lower average outstanding balance in 2013.

The provision for loan losses (not including overdraft allowances) was $550 thousand for the six months ended June 30, 2013, and $1.2 million for the same period in 2012; the volume of provisions is consistent with activity in the portfolio during the related periods and allowance adequacy models. We made adjustments to the provisions for overdraft losses in the six months ended June 30, 2013, and 2012, recording provisions of $26 thousand and $29 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan Losses.

For the six months ended June 30, 2013, total noninterest income decreased $354 thousand, or 5.11%, to $6.6 million from $6.9 million for the same period in 2012, as discussed below. The decrease was primarily due to decreases in net gains on sales and calls of securities, net, offset in part by an increase on gains on loans and an increase insurance commission income.

For the six month period ended June 30, 2013:

•

Customer service fees decreased $7 thousand, or 0.29%, to $2.5 from $2.5 million for the six months ended June 30, 2013. This decrease includes decreases of $46 thousand in mortgage life administration income, $32 thousand of overdraft fees, and $19 thousand in ATM related fees for the six months ended June 30, 2013, compared to the same period in 2012 offset in part by increases of $28 thousand in funds transfer fees, $21 of account service fees primarily due to additional accounts, and $25 thousand in aggregate increases related to other services including the issuance of bank checks and money orders as well as recording fees.

•

Net gain on sales of loans increased $852 thousand, or 112.80%, compared to the same period in 2012, represented by an increase of $21.8 million in loans sold into the secondary market, to $63.4 million for the six months ended June 30, 2013, from $41.6 million for the six months ended June 30, 2012. The increase in volume was coupled with an increase in the valuation of the loans and the subsequent gain.

•

Gain on sales and calls of securities, net decreased $1.5 million, or 66.38%, to $781 thousand for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012. This reflects the recognition of gains on the sales of approximately $110.5 million of securities sold during the six months ended June 30, 2013, compared to $102.5 million of securities sold during the same period in 2012.

•

The gain on sales of other real estate and property owned, net recorded for the six months ended June 30, 2013, was a net gain of $28 thousand compared to a net loss of $150 thousand for the same period in 2012. The loss in 2012 included the recognition of $190 thousand write-down on a commercial real estate property owned during the six months ended June 30, 2012.

•	Rental income decreased $6 thousand, or 1.60%, to $368 thousand for the six months ended June 30, 2013, from $374 thousand for the six months ended June 30, 2012.

•	Income from equity interest in Charter Holding increased $15 thousand to $241 thousand for the six months ended June 30, 2013, from $226 thousand for the same period in 2012.

•

Insurance commission income increased $113 thousand, or 16.00%, to $819 thousand for the six months ended June 30, 2013, compared to the same period in 2012 due to primarily to an increase of $88 thousand in contingency commissions received during the six months ended June 30, 2013.

•	Bank-owned life insurance income increased $43 thousand to $276 thousand from $233thousand for the six months ended June 30, 2012.

For the six months ended June 30, 2013, total noninterest expenses increased $2.0 million, or 14.18%, to $16.3 million, from $14.3 million for the same period in 2012, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits, occupancy expense, and non-deductible expenses related to the pending acquisition of CFC.

For the six month period ended June 30, 2013:

•

Salaries and employee benefits increased $937 thousand, or 12.56%, compared to the six months ended June 30, 2012. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $800 thousand, or 9.42%, from $8.5 million for the six months ended June 30, 2012, to $9.3 million for the six months ended June 30, 2013. Salary expense increased $678 thousand, or 11.22%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to The Nashua Bank acquisition. The deferral of expenses in conjunction with the origination of loans decreased $136 thousand, or 13.21%, to $896 thousand from $1.0 million for the same period in 2012.

•

Occupancy and equipment increased $205 thousand, or 10.52%, to $2.2 million compared to $2.0 million for the same period in 2012 which includes $160 thousand related to the cost of additional buildings in Nashua and the surrounding area.

•

Advertising and promotion increased $57 thousand, or 22.35%, to $312 thousand from $255 thousand for the same period in 2012. This includes a net increase in print media, web media, radio broadcasting, ad agencies, public relations, and production expenses for the six months ended June 30, 2013, compared to the same period in 2012, partially offset by a decrease in collateral material.

•

Depositors’ insurance decreased $20 thousand, or 5.01%, to $379 thousand from $399 thousand for the same period in 2012 due primarily to lower assessment rates despite increased aggregate account balances.

•

Outside services increased $117 thousand, or 21.35%, to $665 thousand compared to $548 thousand for the same period in 2012. This primarily reflects increases in expenses associated with our core processing system, e-banking services, and payroll-related services.

•

Professional services increased $138 thousand, or 26.81%, to $653 thousand compared to $515 thousand for the same period in 2012, reflecting increases in ordinary regulatory assessments, legal fees, and valuation services.

•	ATM processing fees increased $76 thousand to $313 thousand compared to $237 thousand for the same period in 2012.

•	Supplies increased $63 thousand to $313 thousand compared to $237 thousand for the same period in 2012.

•

Telephone expense decreased $30 thousand to $335 thousand for the six months ended June 30, 2013, from $365 thousand in 2013 due to non-recurring upgrade expenses in the six months ended June 30, 2012.

•

Non-deductible acquisition expenses were $454 thousand for the six months ended June 30, 2013, compared to no related expenses for the same period in 2012. These expenses reflect the legal and investment banking expenses recorded by us related to the acquisition of CFC that are not qualified tax deductions. As a result, the impact of these expenses is $454 thousand reduction to net income with no offsetting tax benefit.

•	Other expenses increased $28 thousand, or 1.18%, to $2.4 million for the six months ended June 30, 2013, compared to $2.4 million for the same period in 2012.

Comparison of the Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

Consolidated net income for the three months ended June 30, 2013, was $1.8 million, or $0.25 per common share (assuming dilution), compared to $2.0 million, or $0.30 per common share (assuming dilution), for the same period in 2012, a decrease of $217 thousand, or 10.78%.

Net interest and dividend income increased $479 thousand, or 6.54%, to $7.8 million for the three month period ended June 30, 2013, from $7.3 million for the three month period ended June 30, 2012, as a result of the increase in interest-earning assets including the assets acquired from The Nashua Bank in December of 2012 and originated portfolio growth since June 30, 2012, offset in part by the reduction of investment holdings and the overall decline in net interest margin.

For the three months ended June 30, 2013, total interest and dividend income increased $348 thousand, or 3.79%, to $9.5 million from $9.2 million for the same period in 2012. Interest and fees on loans increased $984 thousand, or 12.23%, for the three month period ended June 30, 2013, to $9.0 million from $8.0 million at June 30, 2012, due primarily to increased portfolio balances offset by loans repricing. Interest on investments and other interest decreased $636 thousand, or 55.64%, for the three month period ended June 30, 2013, due primarily to a decreased position in investments coupled with lower yields on investments held comparing periods.

For the three months ended June 30, 2013, total interest expense decreased $131 thousand, or 7.09%, to $1.7 million from $1.8 million for the same period in 2012. Interest on deposits decreased $15 thousand, or 1.38%. Interest on advances and other borrowed money decreased $116 thousand, or 15.42%, to $636 thousand from $752 thousand for the same period in 2012.

The provision for loan losses (not including overdraft allowances) was $150 thousand for the three months ended June 30, 2013, and $1.0 million for the same period in 2012 which is consistent with portfolio activity during the periods. We made adjustments to the provisions for overdraft losses in the three months ended June 30, 2013, and 2012, recording provisions of $12 thousand and $24 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on Allowances for Loan Losses.

For the three months ended June 30, 2013, total noninterest income decreased $195 thousand, or 5.45%, to $3.4 million, from $3.6 million for the same period in 2012, as discussed below. The decrease was primarily due to decreases in net gains on sales of sales and calls of securities, net, offset in part by an increase on gains on loans.

For the three month period ended June 30, 2013:

•

Customer service fees increased $13 thousand, or 1.04%, to $1.3 from $1.3 million for the three months ended June 30, 2013. This increase includes increases of $13 thousand in funds transfer fees, $6 of account service fees primarily due to additional accounts, and $16 thousand in aggregate increases related to other services including the issuance of bank checks and money orders as well as recording fees for the three months ended June 30, 2013, compared to the same period in 2012 offset in part by decreases of $12 thousand in mortgage life administration income and $21 thousand of overdraft fees.

•

Net gain on sales of loans increased $265 thousand, or 64.79%, compared to the same period in 2012, represented by an increase of $8.2 million in loans sold into the secondary market, to $32.0 million for the three months ended June 30, 2013, from $23.8 million for the three months ended June 30, 2012. The increase in volume was coupled with an increase in the valuation of the loans and the subsequent gain.

•

Gain on sales and calls of securities, net decreased $559 thousand, or 47.67%, to $614 thousand for the three months ended June 30, 2013, from $1.2 million for the three months ended June 30, 2012. This reflects the recognition of gains on the sales of approximately $91.9 million of securities sold during the three months ended June 30, 2013, compared to $62.0 million of securities sold during the same period in 2012.

•

The net gain on sales of other real estate and property owned, net of write-down recorded for the three months ended June 30, 2013, decreased $3 thousand to $28 thousand compared to a net gain of $31 thousand for the same period in 2012.

•	Rental income increased $6 thousand, or 3.33%, to $186 thousand for the three months ended June 30, 2013, from $180 thousand for the three months ended June 30, 2012.

•	Income from equity interest in Charter Holding increased $28 thousand to $143 thousand for the three months ended June 30, 2013, from $115 thousand for the same period in 2012.

•

Insurance commission income increased $37 thousand, or 12.51%, to $333 thousand for the three months ended June 30, 2013, compared to $296 thousand for the same period in 2012 due to increases in contingency commissions of $25 thousand received and an increase of $13 thousand, or 4.83%, in premium commission revenue during the three months ended June 30, 2013.

•	Bank-owned life insurance income increased $18 thousand to $147 thousand from $129 thousand for the three months ended June 30, 2012.

For the three months ended June 30, 2013, total noninterest expenses increased $1.3 million, or 18.95%, to $8.3 million, from $7.0 million for the same period in 2012, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits, occupancy expense, and non-deductible expenses related to the pending acquisition of CFC.

For the three month period ended June 30, 2013:

•

Salaries and employee benefits increased $425 thousand, or 11.57%, compared to the three months ended June 30, 2012. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $264 thousand, or 6.11%, from $4.3 million for the three months ended June 30, 2012, to $4.6 million for the three months ended June 30, 2013. Salary expense increased $275 thousand, or 8.95%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to The Nashua Bank acquisition. The deferral of expenses in conjunction with the origination of loans decreased $161 thousand, or 25.04%, to $482 thousand from $643 thousand for the same period in 2012.

•

Occupancy and equipment increased $120 thousand, or 12.88%, to $1.1 million compared to $932 thousand for the same period in 2012 and primarily reflects the occupancy costs related to operations in Nashua.

•

Advertising and promotion increased $85 thousand, or 66.41%, to $213 thousand from $128 thousand for the same period in 2012. This includes a net increase in print media, web media, radio broadcasting, ad agencies, public relations, and production expenses for the three months ended June 30, 2013, compared to the same period in 2012.

•	Depositors’ insurance decreased $3 thousand, or 1.46%, to $202 thousand from $205 thousand for the same period in 2012.

•

Outside services increased $79 thousand, or 29.58%, to $346 thousand compared to $267 thousand for the same period in 2012. This primarily reflects increases in expenses associated with our core processing system, e-banking services, and payroll-related services.

•

Professional services increased $44 thousand, or 16.12%, to $317 thousand compared to $273 thousand for the same period in 2012, reflecting an increase in ordinary regulatory assessments, legal fees, and valuation services.

•	ATM processing fees increased $41 thousand to $162 thousand compared to $121 thousand for the same period in 2012.

•	Supplies increased $26 thousand to $120 thousand compared to $94 thousand for the same period in 2012.

•	Telephone expense increased $21 thousand to $172 thousand for the three months ended June 30, 2013, from $151 thousand in 2013.

•

Non-deductible acquisition expenses were $344 thousand for the three months ended June 30, 2013, compared to no related expenses for the same period in 2012. These expenses reflect the legal and investment banking expenses recorded by the Company related to the acquisition of CFC that are not qualified tax deductions. As a result, the impact of these expenses is $344 thousand reduction to net income with no offsetting tax benefit.

•

Other expenses increased $136 thousand, or 12.31%, to $1.2 million for the three months ended June 30, 2013, compared to $1.1 million for the same period in 2012. This increase includes increases of $54 thousand in net periodic impairment on mortgage servicing rights from a benefit of $39 thousand in 2012 to an impairment of $15 thousand in 2013, $51 thousand of deposit account-related charge-offs, and $78 thousand in intangible amortizations with the addition of core deposit intangibles from The Nashua Bank in December 2012 offset in part by a net decrease of $42 thousand in expenses related to non-earning assets and other real estate owned.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2013.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 21, 2013, and incorporated herein by reference)

2.2	Agreement and Plan of Merger by and between, New Hampshire Thrift Bancshares, Inc. and Central Financial Corporation, dated April 3, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2013, and incorporated herein by reference)

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of NHTB (as amended) (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.