Form 10-Q
period 2013-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2013-11-14
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 7, 2013, was 8,216,595.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	difficulties related to the integration of the businesses of The Randolph National Bank and Charter Trust Company; and

•	other factors detailed from time to time in our SEC filings.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corporation and Charter Holding Corp., which wholly owns Charter Trust Company.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$22,435	$26,147
Overnight deposits	—	13,265

Cash and cash equivalents	22,435	39,412
Securities available-for-sale	154,773	212,369
Federal Home Loan Bank stock	9,293	9,506
Loans held-for-sale	818	11,983
Loans receivable, net of allowance for loan losses of $9.6 million as of September 30, 2013, and $9.9 million as of December 31, 2012	950,902	902,236
Accrued interest receivable	2,902	2,845
Bank premises and equipment, net	20,247	17,261
Investments in real estate	3,723	4,074
Other real estate owned	—	102
Goodwill and other intangible assets	45,350	38,811
Investment in partially owned Charter Holding Corp., at equity	—	4,909
Bank-owned life insurance	19,370	18,905
Due from broker	583	—
Other assets	9,838	8,064

Total assets	$1,240,234	$1,270,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$86,376	$74,133
Interest-bearing	835,022	875,208

Total deposits	921,398	949,341
Federal Home Loan Bank advances	124,732	142,730
Securities sold under agreements to repurchase	25,911	14,619
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	15,945	13,673

Total liabilities	1,108,606	1,140,983

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at September 30, 2013 and December 31, 2012; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 7,555,593 shares issued and 7,121,264 shares outstanding at September 30, 2013, and 7,486,225 shares issued and 7,055,946 shares outstanding at December 31, 2012	76	75
Paid-in capital	84,897	83,977
Retained earnings	57,336	53,933
Unearned stock awards	(566)	(377)
Accumulated other comprehensive loss	(3,369)	(1,444)
Treasury Stock, 434,329 shares as of September 30, 2013, and 430,279 shares as of December 31, 2012, at cost	(6,746)	(6,670)

Total stockholders’ equity	131,628	129,494

Total liabilities and stockholders’ equity	$1,240,234	$1,270,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except for per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and dividend income
Interest and fees on loans	$9,071	$8,305	$27,276	$24,053
Interest on debt securities:
Taxable	231	628	1,041	2,757
Dividends	16	15	39	47
Other	255	134	606	443
Total interest and dividend income	9,573	9,082	28,962	27,300

Interest expense
Interest on deposits	956	1,072	3,062	3,358
Interest on advances and other borrowed money	544	755	1,861	2,243
Total interest expense	1,500	1,827	4,923	5,601

Net interest and dividend income	8,073	7,255	24,039	21,699
Provision for loan losses	118	1,032	694	2,261
Net interest and dividend income after provision for loan losses	7,955	6,223	23,345	19,438

Noninterest income
Customer service fees	1,314	1,307	3,766	3,764
Net gain on sales of loans	450	778	2,058	1,534
Gain on sales and calls of securities, net	—	1,091	781	3,415
Mark-to-market purchase adjustment	1,369	—	1,369	—
Gain (loss) on sales of other real estate and property owned, net	—	—	24	(150)
Loss on sales of premises and equipment, net	(18)	—	(14)	—
Rental income	189	186	557	560
Income from equity interest in Charter Holding Corp.	53	72	294	298
Trust services income.	679	—	679	—
Insurance commission income	351	343	1,170	1,048
Brokerage service income	—	1	—	3
Bank-owned life insurance income	154	141	430	374
Total noninterest income	4,541	3,919	11,114	10,846

Noninterest expense
Salaries and employee benefits	4,583	3,694	12,979	11,153
Occupancy and equipment	1,075	876	3,229	2,767
Advertising and promotion	159	96	471	350
Depositors’ insurance	195	204	574	603
Outside services	338	301	1,003	848
Professional services	342	404	995	919
ATM processing fees	153	130	466	367
Supplies	100	93	350	279
Telephone	159	146	494	511
Non-deductible acquisition expenses	347	—	801	—
Other expenses	2,058	1,323	4,451	3,747
Total noninterest expense	9,509	7,267	25,813	21,544

Income before provision for income taxes	2,987	2,875	8,646	8,740
Provision for income taxes	415	845	2,227	2,616
Net income	$2,572	$2,030	$6,419	$6,124

Net income available to common stockholders	$2,514	$1,914	$6,160	$5,507

Earnings per common share, basic	$0.35	$0.32	$0.87	$0.94

Weighted average number of shares, basic	7,102,893	5,967,522	7,080,299	5,860,169
Earnings per common share, assuming dilution	$0.35	$0.32	$0.87	$0.94

Weighted average number of shares, assuming dilution	7,113,611	5,967,522	7,084,795	5,866,680
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$2,572	$2,030	$6,419	$6,124
Net change in unrealized gain (loss) on available-for-sale securities, net of tax effect	226	576	(1,993)	345
Net change in unrecognized pension plan costs, net of tax effect	—	—	—	—
Net change in derivatives, net of tax effect	—	44	101	129
Net change in unrealized (loss) gain on equity investment, net of tax effect	(34)	3	(33)	24

Comprehensive income	$2,764	$2,653	$4,494	$6,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,419	$6,124
Disposal of premises and equipment	43	—
Depreciation and amortization	1,212	1,083
(Accretion) amortization of fair value adjustments, net (loans, deposits and FHLB advances)	(2)	85
Amortization of securities, net	621	840
Net (increase) decrease in mortgage servicing rights	(430)	132
Net decrease (increase) in loans held-for-sale	11,165	(7,284)
Increase in cash surrender value of life insurance	(465)	(411)
Amortization of intangible assets	592	275
Provision for loan losses	694	2,261
(Increase) decrease in accrued interest receivable and other assets	(102)	20
Write-down of other real estate owned	—	190
Net (gain) loss on sales of other real estate owned	(24)	132
Net gain on sales and calls of securities	(781)	(3,415)
Mark-to-market adjustment on Charter Holding Corp.	(1,369)	—
Net loss on sales of premises and equipment and investments in real estate	14	—
Income from equity interest in Charter Holding Corp.	(294)	(298)
Change in deferred loan origination fees and cost, net	(489)	(967)
Increase in accrued expenses and other liabilities	2,553	3,044

Net cash provided by operating activities	19,357	1,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,771)	(1,535)
Proceeds from sales of premises and equipment and investments in real estate	239	—
Proceeds from sales and calls of securities available-for-sale	113,647	192,727
Proceeds from maturities of securities available-for-sale	45,000	3,000
Purchases of securities available-for-sale	(104,349)	(156,509)
Redemption (purchases) of Federal Home Loan Bank stock	213	(1,508)
Loan originations and principal collections, net	(48,912)	(96,734)
Purchase of Charter Holding Corp.	(6,200)	—
Cash and cash equivalents from Charter Holding Corp.	3,281	—
Proceeds from sales of other real estate owned	256	1,022
Purchase of life insurance policies	—	(5,000)

Net cash provided by (used in) investing activities	404	(64,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(27,658)	27,641
Net increase in securities sold under agreements to repurchase	11,292	2,816
Net (decrease) increase in advances from Federal Home Loan Bank and other borrowings	(18,000)	39,736
Redemption of stock warrants	—	(737)
Dividends paid on preferred stock	(259)	(738)
Dividends paid on common stock	(2,668)	(2,285)
Cash contributions from dividend reinvestment plan	75	—
Proceeds from exercises of stock options	480	392

Net cash (used in) provided by financing activities	(36,738)	66,825

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,977)	4,099
CASH AND CASH EQUIVALENTS, beginning of period	39,412	24,740

CASH AND CASH EQUIVALENTS, end of period	$22,435	$28,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the nine months ended
	September 30, 2013	September 30, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,152	$3,415
Interest on advances and other borrowed money	1,909	2,229

Total interest paid	$5,061	$5,644

Income taxes paid	$3,077	$1,917

Loans transferred to other real estate owned	$130	$260
Change in due from broker, net	$583	$—

Charter Holding
Acquisitions:
Cash and cash equivalents acquired	$3,281
Available-for-sale securities	424
Premises and equipment acquired	1,413
Accrued interest receivable	3
Other assets acquired	1,296
Customer list intangible	3,000

9,417

Other liabilities assumed	1,107

1,107

Net assets acquired	8,310

Merger costs	12,400

Goodwill	$4,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the savings and loan holding company of Lake Sunapee Bank, fsb (the “Bank”), a federally-chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency which offers a complete range of commercial insurance services and consumer products, and Charter Holding Corp (“Charter Holding”), which through its subsidiaries provides trust services and wealth management. The Company, through its direct and indirect subsidiaries, currently operates 22 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 8 locations in Vermont in Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2012, condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note B – Accounting Policies

The condensed consolidated financial statements include the accounts of the Company, the Bank, M&E, Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corp., and Charter Holding Corp. and its subsidiaries Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In July 2013, FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company anticipates that the adoption of this guidance will not have a material impact on its results of operations or financial position.

In July 2013, FASB issued ASU 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this update provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company anticipates that the adoption of this guidance will not have a material impact on its results of operations or financial position.

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

Other Real Estate Owned. Other real estate owned is reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs based on appraisals of similar properties obtained from a third party valuation service.

The following summarizes assets and liabilities measured at fair value at September 30, 2013, and December 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$60,127	$—	$60,127	$—
Government agency bonds	6,801	—	6,801	—
Mortgage-backed securities	42,834	—	42,834	—
Municipal bonds	44,209	—	44,209	—
Other bonds and debentures	117	—	117	—
Mutual funds	219	219	—	—
Equity securities	466	466	—	—

Totals	$154,773	$685	$154,088	$—

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$51,375	$—	$51,375	$—
Mortgage-backed securities	137,841	—	137,841	—
Municipal bonds	22,682	—	22,682	—
Other bonds and debentures	70	—	70	—
Equity securities	401	401	—	—

Totals	$212,369	$401	$211,968	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative – interest rate swap	$166	$—	$166	$—

	$166	$—	$166	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,732	$—	$—	$2,732

	$2,732	$—	$—	$2,732

(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,372	$—	$—	$1,372
Other real estate owned	102	—	—	102

	$1,474	$—	$—	$1,474

There were no impaired loans measured for impairment, using the fair value of the collateral for collateral dependent loans, at September 30, 2013. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $3.1 million with a valuation allowance of $381 thousand at September 30, 2013. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2012, impaired loans had a recorded investment of $1.7 million with a valuation allowance of $361 thousand. Changes in fair value recognized for partial charge-offs of loans and impairment reserves on loans was a net decrease of $1.4 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated fair values of the Company’s financial instruments at September 30, 2013, and December 31, 2012, all of which are held or issued for purposes other than trading, were as follows:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) September 30, 2013	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$22,435	$22,435	$22,435	$—	$—
Securities available-for-sale	154,773	154,773	685	154,088	—
Federal Home Loan Bank stock	9,293	9,293	9,293	—	—
Loans held-for-sale	818	826	—	826	—
Loans, net	950,902	949,968	—	—	949,968
Investment in unconsolidated subsidiaries	620	576	—	—	576
Accrued interest receivable	2,902	2,902	2,902	—	—

Financial liabilities:
Deposits	921,398	925,454	—	925,454	—
Federal Home Loan Bank advances	124,732	125,593	—	125,593	—
Securities sold under agreements to repurchase	25,911	25,911	25,911	—	—
Subordinated debentures	20,620	19,148	—	—	19,148

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2012	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Cash and cash equivalents	$39,412	$39,412	$39,412	$—	$—
Securities available-for-sale	212,369	212,369	401	211,968	—
Federal Home Loan Bank stock	9,506	9,506	9,506	—	—
Loans held-for-sale	11,983	12,164	—	12,164	—
Loans, net	902,236	918,181	—	—	918,181
Investment in unconsolidated subsidiaries	620	563	—	—	563
Accrued interest receivable	2,845	2,845	2,845	—	—

Financial liabilities:
Deposits	949,341	952,949	—	952,949	—
Federal Home Loan Bank advances	142,730	145,651	—	145,651	—
Notes payable	7	7	—	7	—
Securities sold under agreements to repurchase	14,619	14,619	14,619	—	—
Subordinated debentures	20,620	18,419	—	—	18,419
Derivatives – interest rate swap	166	166	—	166	—

The carrying amounts of financial instruments shown in the above table are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries and other investments and derivatives, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2013. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the 12 month period ended December 31, 2012.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at September 30, 2013, and December 31, 2012, are summarized as follows:

(Dollars in thousands) September 30, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$60,678	$—	$551	$60,127
Government agency bonds	6,997	—	196	6,801
Mortgage-backed securities	43,419	45	630	42,834
Municipal bonds	44,189	470	450	44,209
Other bonds and debentures	119	—	2	117
Mutual funds	219	—	—	219
Equity securities	490	8	32	466

Total available-for-sale	$156,111	$523	$1,861	$154,773

(Dollars in thousands) December 31, 2012	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale	$210,408	$2,170	$209	$212,369

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2013:

(Dollars in thousands)	Fair Value

U.S. Treasury notes	$30,006
Other bonds and debentures	30

Total due in less than one year	$30,036

U.S. Treasury notes	$19,960
Government agency bonds	2,927
Municipal bonds	3,692

Total due after one year through five years	$26,579

U.S. Treasury notes	$10,161
Government agency bonds	3,874
Municipal bonds	26,996

Total due after five years through ten years	$41,031

Municipal bonds	$13,521
Other bonds and debentures	87

Total due after ten years	$13,608

For the nine months ended September 30, 2013, the proceeds from sales and maturities of securities available-for-sale were $158.7 million. Gross gains of $930 thousand were realized during the same period on the sales offset in part by gross losses of $149 thousand on sales. The tax provision applicable to these net realized gains amounted to $309 thousand. For the nine months ended September 30, 2012, the proceeds from sales and maturities of securities available-for-sale were $195.7 million. Gross gains of $3.4 million were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $1.4 million. Securities, carried at $127.7 million and $152.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of September 30, 2013, and December 31, 2012, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of September 30, 2013:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$50,054	$551	$—	$—	$50,054	$551
Government agency bonds	6,801	196	—	—	6,801	196
Mortgage-backed securities	41,716	630	2	—	41,718	630
Municipal bonds	12,231	450	—	—	12,231	450
Other bonds and debentures	57	2	—	—	57	2
Equity securities	—	—	394	32	394	32

Total temporarily impaired securities	$110,859	$1,829	$396	$32	$111,255	$1,861

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2013, consist of U.S. Treasury notes, government agency bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	Originated	Acquired	Total
September 30, 2013:
Real estate loans:
Conventional	$502,264	$14,016	$516,280
Home equity	64,631	—	64,631
Construction	19,782	604	20,386
Commercial	189,399	42,901	232,300

	776,076	57,521	833,597
Consumer loans	6,097	544	6,641
Commercial and municipal loans	105,827	11,305	117,132

Total loans	888,000	69,370	957,370
Allowance for loan losses	(9,646)	—	(9,646)
Deferred loan origination costs, net	3,178	—	3,178

Loans receivable, net	$881,532	$69,370	$950,902

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2012:
Real estate loans:
Conventional	$458,206	$13,243	$471,449
Home equity	68,175	1,116	69,291
Construction	15,233	4,179	19,412
Commercial	178,574	55,690	234,264

	720,188	74,228	794,416
Consumer loans	6,595	709	7,304
Commercial and municipal loans	93,680	14,070	107,750

Total loans	820,463	89,007	909,470
Allowance for loan losses	(9,923)	—	(9,923)
Deferred loan origination costs, net	2,767	(78)	2,689

Loans receivable, net	$813,307	$88,929	$902,236

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the dates indicated:

(Dollars in thousands)	Real Estate:
September 30, 2013:	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$72	$297	$—	$12	$—	$381
Ending balance:
Collectively evaluated for impairment	5,251	2,590	232	1,127	65	9,265

Total allowance for loan losses ending balance	$5,323	$2,887	$232	$1,139	$65	$9,646

Loans:
Ending balance:
Individually evaluated for impairment	$5,241	$10,740	$1,512	$1,052	$—	$18,545
Ending balance:
Collectively evaluated for impairment	561,654	178,659	18,270	104,775	6,097	869,455
Ending Balance:
Acquired loans (discounts related to credit quality)	14,016	42,901	604	11,305	544	69,370

Total loans ending balance	$580,911	$232,300	$20,386	$117,132	$6,641	$957,370

(Dollars in thousands)	Real Estate:
December 31, 2012:	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Ending balance:
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Ending balance:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Ending balance:
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Ending Balance:
Acquired loans (discounts related to credit quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

September 30, 2013 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated:
Real estate:
Conventional	$518	$1,100	$1,621	$3,239	$2,603
Commercial	998	22	223	1,243	3,101
Home equity	560	121	12	693	41
Land and construction	—	—	—	—	235
Commercial and municipal	131	10	124	265	433
Consumer	13	—	—	13	—

Total	$2,220	$1,253	$1,980	$5,453	$6,413

Acquired:
Real estate:
Conventional	$379	$—	$—	$379	$—
Commercial	—	267	—	267	777
Commercial and municipal	—	—	—	—	46

Total	$379	$267	$—	$646	$823

December 31, 2012 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Recorded Investments Nonaccrual Loans
Originated
Real estate:
Conventional	$3,869	$1,327	$2,461	$7,657	$6,250
Commercial	3,019	236	358	3,613	9,304
Home equity	555	172	144	871	158
Land and construction	10	—	—	10	887
Commercial and municipal	224	276	195	695	402
Consumer	12	—	—	12	—

Total	$7,689	$2,011	$3,158	$12,858	$17,001

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured loans as of September 30, 2013, and December 31, 2012, based on payment performance status:

	September 30, 2013
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$2,806	$6,319	$1,277	$572	$10,974
Non-performing	946	577	—	—	1,523

Total	$3,752	$6,896	$1,277	$572	$12,497

	December 31, 2012
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial	Total
Performing	$1,406	$5,703	$1,317	$136	$8,562
Non-performing	1,960	2,402	—	157	4,519

Total	$3,366	$8,105	$1,317	$293	$13,081

Troubled debt restructured loans are considered impaired and are included in the previous impaired loan disclosures in this footnote.

During the nine month period ending September 30, 2013, certain loan modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; (3) change in scheduled payment amount; (4) permanent reduction of the principal of the loan; or (5) an extension of additional credit for payment of delinquent real estate taxes.

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate, and Maturity	Interest Only Payments and Maturity	Combination of Maturity, Interest Rate, and Reamortized	Total
Real estate:
Residential	$—	$996	$988	$219	$2,203
Commercial	764	1,143	1,111	—	3,018
Land and Construction	700	—	—	—	700
Commercial	—	—	129	—	129

Total TDRs	$1,464	2,139	$2,228	$219	$6,050

The following table presents pre-modification balance information on how loans were modified as TDRs during the twelve months ended December 31, 2012:

(Dollars in thousands)	Extended Maturity	Combination of Payment, Rate, and Maturity	Interest Only Payments	Interest Only Payments and Maturity	Forgiveness of Principal, Reamortized, and Maturity	Other (a)	Total
Real estate:
Residential	$48	$219	$30	$180	$—	$1,003	$1,480
Commercial	1,239	89	985	434	2,276	—	5,023
Land and Construction	698	641	—	—	—	—	1,339
Commercial	36	—	—	106	—	15	157

Total TDRs	$2,021	$949	$1,015	$720	$2,276	$1,018	$7,999

(a)	Other represents various other combinations of maturity, interest rate, interest only payments and other miscellaneous types.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the nine months ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	11	$2,203	$2,203
Commercial	5	3,018	3,018
Land and construction	4	700	700
Commercial	2	129	129

Total	22	$6,050	$6,050

The following table summarizes the troubled debt restructurings for which there was a payment default during the periods indicated, which occurred within twelve months following the date of the restructuring:

	For the nine months ending September 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment
Real estate:
Conventional	7	$833
Commercial	3	772
Land and construction	1	22
Commercial	1	35

Total	12	$1,662

Loans are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in no additional allocation of the allowance for credit losses for the nine month period ending September 30, 2013. There were two charge-offs totaling $46 thousand on these defaulted troubled debt restructurings during the nine month period ending September 30, 2013.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement,” is as follows as of September 30, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,718	$5,513	$—	$5,672	$139
Home equity	41	51	—	83	2
Commercial	8,596	9,268	—	11,962	464
Land and construction	1,512	1,534	—	2,037	70
Commercial and municipal	566	608	—	672	27

Total impaired with no related allowance:	$15,433	$16,974	$—	$20,426	$702

With an allowance recorded:
Real estate:
Conventional	$483	$516	$72	$484	$18
Commercial	2,144	2,144	297	2,158	104
Commercial and municipal	486	486	12	487	19

Total impaired with an allowance recorded:	$3,113	$3,146	$381	$3,129	$141

Total:
Real estate:
Conventional	$5,201	$6,029	$72	$6,156	$157
Home equity	41	51	—	83	2
Commercial	10,740	11,412	297	14,120	568
Land and construction	1,512	1,534	—	2,037	70
Commercial and municipal	1,052	1,094	12	1,159	46

Total impaired loans:	$18,546	$20,120	$381	$23,555	$843

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2012:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$6,057	$6,979	$—	$6,315	$252
Home equity	158	211	—	168	6
Commercial	9,004	9,603	—	9,245	554
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired with no related allowance:	$17,148	$18,775	$—	$17,848	$917

With an allowance recorded:
Real estate:
Conventional	$749	$782	$232	$772	$38
Commercial	984	984	129	986	45

Total impaired with an allowance recorded:	$1,733	$1,766	$361	$1,758	$83

Total:
Real estate:
Conventional	$6,806	$7,761	$232	$7,087	$290
Home equity	158	211	—	168	6
Commercial	9,988	10,587	129	10,231	599
Land and construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired loans:	$18,881	$20,541	$361	$19,606	$1,000

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	September 30, 2013	December 31, 2012
(Dollars in thousands)	Commercial Real Estate and Commercial Business	Commercial Real Estate and Commercial Business
Contractually required payments receivable	$1,026	$1,408
Nonaccretable difference	—	—

Cash flows expected to be collected	1,026	1,408
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,026	$1,408

The following table presents the Company’s loans by risk ratings as of September 30, 2013:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$558,852	$18,683	$9,707	$17,844	$6,097	$611,183
Pass	2,282	153,868	7,343	85,690	—	249,183
Special mention	—	3,767	828	723	—	5,318
Substandard	5,761	13,081	1,904	1,570	—	22,316

Total	$566,895	$189,399	$19,782	$105,827	$6,097	$888,000

Acquired:
Grade:
Loans not formally rated	$9,909	$429	$—	$—	$544	$10,882
Pass	3,154	39,610	373	9,908	—	53,045
Special mention	953	1,169	—	—	—	2,122
Substandard	—	1,693	231	1,397	—	3,321

Total	$14,016	$42,901	$604	$11,305	$544	$69,370

The following table presents the Company’s loans by risk ratings as of December 31, 2012:

	Real Estate
(Dollars in thousands)	Residential	Commercial	Land and Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Loans not formally rated	$519,398	$10,468	$7,111	$38,266	$6,595	$581,838
Pass	—	152,162	5,834	54,501	—	212,497
Special mention	112	1,212	761	156	—	2,241
Substandard	6,871	14,732	1,527	757	—	23,887

Total	$526,381	$178,574	$15,233	$93,680	$6,595	$820,463

Acquired:
Grade:
Loans not formally rated	$13,978	$7,709	$2,018	$3,423	$709	$27,837
Pass	—	45,644	1,922	10,387	—	57,953
Special mention	—	300	239	260	—	799
Substandard	381	2,037	—	—	—	2,418

Total	$14,359	$55,690	$4,179	$14,070	$709	$89,007

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-35: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2013, was $2.6 million. The fair value of capitalized servicing rights was $3.8 million as of September 30, 2013. Servicing rights of $1.3 million were capitalized during the nine months ended September 30, 2013, compared to $745 thousand for the same period in 2012. Amortization of capitalized servicing rights was $720 thousand for the nine months ended September 30, 2013, compared to $763 thousand for the same period in 2012. Servicing rights of $290 thousand were capitalized during the three months ended September 30, 2013, compared to $306 thousand for the same period in 2012. Amortization of capitalized servicing rights was $235 thousand for the three months ended September 30, 2013, compared to $264 thousand for the same period in 2012.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the period indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$31	$244	$69	$58
Increase (decrease)	140	(51)	102	135

Balance, end of period	$171	$193	$171	$193

Note H – Stock-based Compensation

At September 30, 2013, the Company had two equity plans. Currently, no shares remain available for the issuance of option awards under our 1998 Stock Option Plan and 360,285 shares remain available for issuance under our 2004 Stock Incentive Plan. The Company accounts for those plans under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three and nine months ended September 30, 2013, stock-based compensation costs of $33 thousand and $75 thousand, respectively, were recognized for the Company’s equity plans compared to no costs during the same periods in 2012.

The Company granted a total of 4,500 shares of restricted stock to a non-executive employee effective March 1, 2013. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan. The restricted stock vests ratably over a five year period beginning on March 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $13.50 per share and amounted to $3 thousand and $8 thousand for the three and nine month periods ended September 30, 2013, respectively.

The Company granted a total of 10,000 shares of restricted stock to the Executive Chairman effective May 1, 2013. The restricted stock was granted under the Company’s 2004 Stock Incentive. The restricted stock vests ratably over a five year period beginning on May 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $12.81 per share; and amounted to $6 thousand and $10 thousand for the three months and nine months ended September 30, 2013, respectively.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the period ended:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost	$83	$84	$249	$252
Expected return on plan assets	(145)	(134)	(435)	(402)
Amortization of unrecognized net loss	76	65	228	195

Net periodic pension cost	$14	$15	$42	$45

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except for per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Basic EPS:
Net income as reported	$2,572	$2,030	$6,419	$6,124
Cumulative preferred stock dividend earned	(58)	(116)	(259)	(617)

Net income available to common stockholders	$2,514	$1,914	$6,160	$5,507

Weighted average common shares outstanding	7,102,893	5,967,522	7,080,299	5,860,169
Net income per common share – basic	$0.35	$0.32	$0.87	$0.94

Diluted EPS:
Net income available to common stockholders	$2,514	$1,914	$6,160	$5,507

Weighted average common shares outstanding	7,102,893	5,967,522	7,080,299	5,860,169
Effect of dilutive securities, options	10,718	—	4,496	6,511

Weighted average common shares outstanding – diluted	7,113,611	5,967,522	7,084,795	5,866,680
Net income per common share – diluted	$0.35	$0.32	$0.87	$0.94

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	September 30, 2013	December 31, 2012
Net unrealized holding (loss) gain on available-for-sale securities, net of taxes	$(809)	$1,184
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,560)	(2,559)
Unrecognized net loss, derivative, net of tax	—	(101)
Unrecognized net income, equity investment, net of tax	—	32

Accumulated other comprehensive loss	$(3,369)	$(1,444)

Reclassification disclosure for the period ended September 30, 2013 and 2012 follows:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net unrealized holding losses (gains) on available-for-sale securities	$371	$2,045	$(2,535)	$3,988
Reclassification adjustment for realized gains in net income	—	(1,091)	(781)	(3,415)

Other comprehensive income (loss) before income tax effect	371	954	(3,316)	573
Income tax (benefit) expense	(145)	(378)	1,323	(228)

	226	576	(1,993)	345

Other comprehensive loss – pension plan	—	—	—	—
Income tax benefit	—	—	—	—

	—	—	—	—

Change in fair value of derivatives used for cash flow hedges	—	73	165	212
Income tax expense	—	(29)	(64)	(83)

	—	44	101	129

Other comprehensive (loss) income – equity investment	(34)	3	(33)	24
Income tax expense	—	—	—	—

	(34)	3	(33)	24

Other comprehensive income (loss), net of tax effect	$192	$623	$(1,925)	$498

Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statement of operation as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

Note L – Merger and Acquisition Activity

On September 4, 2013, the Bank completed its purchase of all shares of common stock of Charter Holding Corp. (“Charter Holding”) held by Meredith Village Savings Bank (“MVSB”) for a total purchase price of $6.2 million in cash. Prior to the purchase, each of the Bank and MVSB owned 50% of Charter Holding’s outstanding shares of common stock. Following completion of the transaction, the Bank now owns 100% of the outstanding shares of Charter Holding.

Note M – Subsequent Events

On October 25, 2013, the Company completed its previously announced acquisition of Central Financial Corporation (“CFC”),. Under the terms of the agreement, Central Financial Corporation merged with and into the Company, with the Company being the surviving corporation of the merger. Additionally, The Randolph National Bank, a wholly owned subsidiary of CFC, merged with and into the Bank with the Bank continuing as the surviving entity. The combined company has total assets of approximately $1.4 billion and a network of 37 banking branches serving customers in New Hampshire and Vermont. The Company issued approximately 1.1 million shares of its common stock to CFC shareholders in the transaction on the basis of 8.699 shares of the Company common stock for each share of CFC common stock. The total consideration payable to CFC shareholders was valued at approximately $15.9 million based on the October 25, 2013 closing price of $14.64 per share of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the net income from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the quarter and nine months ended September 30, 2013:

•	Total assets were $1.2 billion at September 30, 2013, from $1.3 billion at December 31, 2012, a decrease of $30.2 million, or 2.38%.

•	Net loans were $950.9 million at September 30, 2013, from $902.2 million at December 31, 2012, an increase of $48.7 million, or 5.39%.

•	During the nine months ended September 30, 2013, the Company originated $294.7 million in loans compared to $323.3 million for the same period in 2012. During the quarter ended September 30, 2013, the Company originated $117.2 million in loans compared to $116.5 million for the same period in 2012.

•	The Company’s loan servicing portfolio was $405.3 million at September 30, 2013, compared to $385.4 million at December 31, 2012.

•	Total deposits were $921.4 million at September 30, 2013, from $949.3 million at December 31, 2012, a decrease of $27.9 million, or 2.94%, which includes our call on $15.0 million of brokered deposits.

•	Net interest and dividend income for the nine months ended September 30, 2013 was $24.0 million compared to $21.7 million for the same period in 2012, an increase of $2.3 million, or 10.78%. Net interest and dividend income for the quarter ended September 30, 2013, was $8.1 million compared to $7.3 million for the same period in 2012, an increase of $818 thousand, or 11.27%.

•	Net income available to common stockholders increased $653 thousand to $6.2 million for the nine months ended September 30, 2013, compared to the same period in 2012. Weighted-average common shares outstanding, assuming dilution, were 7,084,795 for the nine months ending September 30, 2013, compared to 5,866,680 for the nine months ending September 30, 2012, due primarily to the issuance of 1,153,544 shares in conjunction with the acquisition of The Nashua Bank on December 21, 2012. Net income available to common stockholders was $2.5 million for the quarter ended September 30, 2013, compared to $1.9 million for the same period in 2012. Weighted-average common shares outstanding, assuming dilution for the quarter, were 7,113,611 for the quarter ended September 30, 2013, compared to 5,967,522 for the quarter ended September 30, 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Mergers and Acquisitions

On September 4, 2013, the Bank completed its purchase of all shares of common stock of Charter Holding Corp. (“Charter Holding”) held by Meredith Village Savings Bank (“MVSB”) for a total purchase price of $6.2 million in cash. Prior to the purchase, each of the Bank and MVSB owned 50% of Charter Holding’s outstanding shares of common stock. Following completion of the transaction, the Bank now owns 100% of the outstanding shares of Charter Holding, and Charter Holding is a wholly owned subsidiary of the Bank.

On October 25, 2013, we completed our previously announced acquisition of CFC. Under the terms of the agreement, CFC merged with and into us, with us being the surviving corporation of the merger. Additionally, The Randolph National Bank, a wholly owned subsidiary of CFC, merged with and into the Bank with the Bank continuing as the surviving entity. The combined company has total assets of approximately $1.4 billion and a network of 37 banking branches serving customers in New Hampshire and Vermont. We issued approximately 1.1 million shares of its common stock to CFC shareholders in the transaction on the basis of 8.699 shares of our common stock for each share of CFC common stock. The total consideration payable to CFC shareholders was valued at approximately $15.9 million based on the October 25, 2013 closing price of $14.64 per share of our common stock.

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

Under the final and interim rules, compliance is required beginning January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets were $1.2 billion at September 30, 2013, compared to $1.3 billion at December 31, 2012, a decrease of $30.2 million, or 2.38%. Securities available-for-sale decreased $57.6 million, or 27.12%, to $154.8 million at September 30, 2013, from $212.4 million at December 31, 2012. Net unrealized losses on securities available-for-sale were $1.3 million at September 30, 2013, compared to net unrealized gains of $2.0 million at December 31, 2012. During the nine months ended September 30, 2013, we sold securities with a total book value of $113.7 million for a net gain on sales of $781 thousand, and $45.0 million of short-term U.S. Treasury notes matured. During the same period, we purchased securities totaling $104.4 million including U.S. Treasury notes, government agency bonds, and municipal bonds. Our net unrealized loss (after tax) on our investment portfolio was $809 thousand at September 30, 2013, compared to an unrealized gain (after tax) of $1.2 million at December 31, 2012. The investments in the our investment portfolio that are temporarily impaired as of September 30, 2013, consist of U.S. Treasury notes, government agency bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that we have the intent and the ability to hold debt securities until maturity and equity securities until the recovery of cost basis, and therefore, no declines are deemed to be other than temporary.

Net loans held in portfolio increased $48.7 million, or 5.39%, to $950.9 million at September 30, 2013, from $902.2 million at December 31, 2012. The allowance for loan losses decreased $279 thousand to $9.6 million at September 30, 2013, from $9.9 million at December 31, 2012. The change in the allowance for loan losses, excluding reserves for overdrafts, is the net of the effect of provisions of $650 thousand, charge-offs of $1.4 million, and recoveries of $509 thousand. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $44.8 million and commercial loans of $9.4 million offset in part by decreases in commercial real estate loans of $2.0 million and home equity loans of $4.7million. As a percentage of total loans, non-performing loans decreased from 2.22% at December 31, 2012, to 0.76% at September 30, 2013. During the nine months ended September 30, 2013, we originated $294.7 million in loans compared to $323.3 million for the same period in 2012. During the quarter ended September 30, 2013, we originated $117.2 million in loans compared to $116.5 million for the same period in 2012. At September 30, 2013, our mortgage servicing loan portfolio was $405.3 million compared to $385.4 million at December 31, 2012. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2013, adjustable-rate mortgages comprised approximately 64.1% of our real estate mortgage loan portfolio, which is consistent with the mix at December 31, 2012.

Goodwill and other intangible assets amounted to $45.4 million, or 3.66% of total assets, as of September 30, 2013, compared to $38.8 million, or 3.05% of total assets, as of December 31, 2012. The increase was due to goodwill and intangibles from the acquisition of Charter Holding offset, in part, by normal amortization of core deposit intangible and customer list assets. The independent fair value of Charter Holding continues to be in progress as of the writing of this report and is expected to be finalized during the fourth quarter of 2013; we believe we have recognized material adjustments to goodwill and intangibles.

We had no other real estate owned (“OREO”) at September 30, 2013, and we held $102 thousand, representing a single property, of OREO and property acquired in settlement of loans at December 31, 2012.

Total deposits decreased $27.9 million, or 2.94%, to $921.4 million at September 30, 2013, from $949.3 million at December 31, 2012. Non-interest bearing deposit accounts increased $12.2 million, or 16.52%, and interest-bearing deposit accounts decreased $40.2 million, or 4.59%, over the same period. The balances at September 30, 2013, included $5.8 million of brokered deposits, which is a decrease of $16.0 million compared to December 31, 2012. This decrease includes the call by us of $15.0 million of brokered deposits. Deposit balances at September 30, 2013, also includes $7.0 million of deposits obtained through listing services, which is unchanged compared to December 31, 2012.

Securities sold under agreements to repurchase increased $11.3 million, or 77.24%, to $25.9 million at September 30, 2013, from $14.6 million at December 31, 2012. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

We maintained balances of $124.7 million in advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2013, a decrease of $18.0 million from $142.7 million at December 31, 2012. In addition to advances, we had seven letters of credit totaling $40.0 million with FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with FHLB.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2013, was $9.6 million and at December 31, 2012, was $9.9 million. The allowance for loan losses represents 1.01% of total loans, compared to 1.10% at December 31, 2012. Total non-performing assets at September 30, 2013, were approximately $7.2 million, representing 75.02% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us adding $650 thousand to the allowance for loan losses during the nine months ended September 30, 2013, compared to $2.2 million for the same period in 2012. Loan charge-offs (excluding the overdraft program) were $1.4 million during the nine month period ended September 30, 2013, compared to $1.9 million for the same period in 2012. Recoveries were $509 thousand during the nine month period ended September 30, 2013, compared to $390 thousand for the same period in 2012. This activity resulted in net charge-offs of $928 thousand for the nine month period ended September 30, 2013, compared to $1.6 million for the same period in 2012. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 41%, 40%, 17%, and 2%, respectively, of the amounts charged-off during the nine month period ended September 30, 2013.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.6 million. The provisions made in 2013 reflect growth in the portfolio, loan loss experience and changes in economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2013 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2013, the overdraft allowance was $15 thousand, compared to $14 thousand at year-end 2012. Provisions for overdraft losses in the amount of $44 thousand were recorded during the nine month period ended September 30, 2013, compared to provisions of $61 thousand that were recorded for the same period during 2012. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more. The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the nine month period ended September 30:

(Dollars in thousands)	September 30, 2013			September 30, 2012
	Originated	Acquired	Total	Total
Balance, beginning of year	$9,909	$—	$9,909	$9,113

Charge-offs:
Residential real estate	(588)	—	(588)	(993)
Commercial real estate	(475)	(102)	(577)	(393)
Land and construction	—	—	—	(138)
Consumer loans	(27)	—	(27)	(13)
Commercial loans	(245)	—	(245)	(406)

Total charged-off loans	(1,335)	(102)	(1,437)	(1,943)

Recoveries
Residential real estate	207	—	207	164
Commercial real estate	284	—	284	24
Land and construction	—	—	—	65
Consumer loans	4	—	4	6
Commercial loans	14	—	14	131

Total recoveries	509	—	509	390

Net charge-offs	(826)	(102)	(928)	(1,553)

Provision for loan loss charged to income:
Residential real estate	581	—	581	1,106
Commercial real estate	(436)	—	(436)	791
Land and construction	24	—	24	77
Consumer loans	29	—	29	11
Commercial loans	452	—	452	215

Total provision	650	—	650	2,200

Ending balance	$9,733	$(102)	$9,631	$9,760

The following is a summary of activity in the allowance for overdraft privilege accounts for the nine month periods ended September 30:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Beginning balance	$14	$18

Overdraft charge-offs	(149)	(155)
Overdraft recoveries	106	111

Net overdraft losses	(43)	(44)

Provision for overdrafts	44	61

Ending balance	$15	$35

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2013			December 31, 2012
Real estate loans
Residential, 1-4 family and home equity loans	$5,169	53%	61%	$5,073	52%	62%
Commercial	2,662	28%	24%	3,305	33%	26%
Land and construction	232	2%	2%	208	2%	2%
Collateral and consumer loans	50	1%	1%	44	—	1%
Commercial and municipal loans	1,137	12%	12%	918	9%	9%
Impaired loans	381	4%	—	361	4%	—

Allowance	$9,631	100%	100%	$9,909	100%	100%

Allowance as a percentage of total loans		1.01%			1.08%
Non-performing loans as a percentage of allowance		75.13%			171.57%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Allowance for loan and lease losses	$9,631	$9,909
Overdraft allowance	15	14

Total allowance	$9,646	$9,923

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $33.1 million at September 30, 2013, compared to $25.9 million at December 31, 2012. There was no other real estate owned at September 30, 2013, compared to $102 thousand at December 31, 2012. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Fifteen loans considered to be impaired loans at September 30, 2013, have specific allowances identified and assigned. The 15 loans are secured by real estate, business assets or a combination of both. At September 30, 2013, the allowance included $381 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2012, was $361 thousand.

At September 30, 2013, we had 55 loans totaling $12.5 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At September 30, 2013, 46 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, 9 were more than 30 days past due at September 30, 2013. The balances of these past due loans were $1.5 million. At December 31, 2012, we had 65 loans totaling $13.1 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $2.0 million at September 30, 2013, compared to $3.2 million at December 31, 2012. Loans 30 to 89 days past due were $4.1 million at September 30, 2013, compared to $9.7 million at December 31, 2012. As a percentage of assets, the recorded investment in non-performing loans decreased from 1.34% at December 31, 2012, to 0.58% at September 30, 2013, and, as a percentage of total loans, decreased from 1.88% at December 31, 2012, to 0.76% at September 30, 2013.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended September 30, 2013, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2013, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans (1)	$7,236	75.13%	0.58%	$17,001	171.57%	1.34%
Other real estate owned and chattel	—	—%	—%	102	1.03%	0.01%

Total non-performing assets	$7,236	75.13%	0.58%	$17,103	172.60%	1.35%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Real estate:
Conventional	$2,603	$6,250
Commercial	3,878	9,304
Home equity	41	158
Land and construction	235	887
Consumer	—	—
Commercial and municipal	479	402

Total	$7,236	$17,001

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

Comparison of the Operating Results for the Nine months Ended September 30, 2013 and September 30, 2012

Consolidated net income for the nine months ended September 30, 2013, was $6.4 million, or $0.87 per common share (assuming dilution), compared to $6.1 million, or $0.94 per common share (assuming dilution), for the same period in 2012, an increase of $295 thousand, or 4.82%. Our net interest margin decreased to 2.88% at September 30, 2013, from 2.90% at September 30, 2012. Our return on average assets and average equity for the nine months ended September 30, 2013, were 0.83% and 6.96%, respectively, compared to 0.82% and 7.23%, respectively, for the same period in 2012.

Net interest and dividend income increased $2.3 million, or 10.78%, to $24.0 million for the nine month period ended September 30, 2013, from $21.7 million for the nine month period ended September 30, 2012, as a result of the increase in interest-earning assets including the assets acquired from The Nashua Bank in December of 2012 and originated portfolio growth since September 30, 2012, offset in part by the overall decline in net interest margin.

For the nine months ended September 30, 2013, total interest and dividend income increased $1.7 million, or 6.09%, to $29.0 million from $27.3 million for the same period in 2012. Interest and fees on loans increased $3.2 million, or 13.40%, for the nine month period ended September 30, 2013, to $27.3 million from $24.1 million at September 30, 2012, due primarily to increased portfolio balances, including The Nashua Bank loans acquired in December 2012, offset in part by loans repricing to lower rates. Interest on investments and other interest decreased $1.6 million, or 48.08%, for the nine month period ended September 30, 2013, due primarily to a decreased position in investments as the Company implemented a deleveraging strategy during 2013 coupled with lower yields on investments held comparing periods.

For the nine months ended September 30, 2013, total interest expense decreased $678 thousand, or 12.11%, to $4.9 million from $5.6 million for the same period in 2012. Interest on deposits decreased $296 thousand, or 8.81%, due to the overall decline in short-term interest rates comparing periods as well as a transition to lower cost non-maturity deposits. Interest on advances and other borrowed money decreased $381 thousand, or 17.00%, to $1.9 million from $2.2 million for the same period in 2012 due to lower costs coupled with a lower average outstanding balance in 2013.

The provision for loan losses (not including overdraft allowances) was $650 thousand for the nine months ended September 30, 2013, and $2.2 million for the same period in 2012; the volume of provisions is consistent with activity in the portfolio during the related periods and allowance adequacy models. We made adjustments to the provisions for overdraft losses in the nine months ended September 30, 2013, and 2012, recording provisions of $44 thousand and $61 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on the Allowances for Loan Losses.

For the nine months ended September 30, 2013, total noninterest income increased $268 thousand, or 2.47%, to $11.1 million from $10.8 million for the same period in 2012, as discussed below. The increase was due, in part, to decreases in net gains on sales and calls of securities, net, offset by increases on gains on loan sales, insurance commission incomes, and trust income.

For the nine month period ended September 30, 2013:

•	Customer service fees increased $2 thousand, or 0.05%, to $3.8 from $3.8 million for the nine months ended September 30, 2013. The increase includes decreases of $38 thousand in mortgage life administration income and $46 thousand of overdraft fees for the nine months ended September 30, 2013, compared to the same period in 2012 offset in part by increases of $27 thousand in funds transfer fees and $24 thousand in aggregate increases related to other services including the issuance of bank checks and money orders as well as recording fees.

•	Net gain on sales of loans increased $524 thousand, or 34.16%, compared to the same period in 2012, represented by a decrease of $722 thousand in loans sold into the secondary market, to $80.2 million for the nine months ended September 30, 2013, from $80.9 million for the nine months ended September 30, 2012. Despite the slight decrease in volume, the recorded revenue increased due to the higher valuation of the loans and related gains.

•	Gain on sales and calls of securities, net decreased $2.6 million, or 77.13%, to $781 thousand for the nine months ended September 30, 2013, from $3.4 million for the nine months ended September 30, 2012. This reflects the recognition of gains on the sales of approximately $113.7 million of securities sold during the nine months ended September 30, 2013, compared to $192.7 million of securities sold during the same period in 2012.

•	The mark-to-market purchase adjustment recorded for the nine months ended September 30, 2013, was a gain of $1.4 million related to the write-up of the Bank’s investment in Charter Holding from $4.8 million to the market value of $6.2 million derived from the purchase price paid to MVSB to assume its 50% ownership of Charter Holding on September 4, 2013.

•	The gain on sales of other real estate and property owned, net recorded for the nine months ended September 30, 2013, was a net gain of $24 thousand compared to a net loss of $150 thousand for the same period in 2012. The loss in 2012 included the recognition of a $190 thousand write-down on a commercial real estate property owned during the nine months ended September 30, 2012.

•	Rental income decreased $3 thousand, or 0.54%, to $557 thousand for the nine months ended September 30, 2013, from $560 thousand for the nine months ended September 30, 2012.

•	Income from equity interest in Charter Holding decreased $4 thousand to $294 thousand for the nine months ended September 30, 2013, from $298 thousand for the same period in 2012. As 100% of Charter Holding, effective September 4, 2013, the Bank will not record additional income from an equity interest in Charter Holding going forward as future earnings will be included in consolidated earnings as trust income and related expense categories.

•	Trust Income was $679 thousand for the nine months ended September 30, 2013, and represents trust income since September 4, 2013, when the Bank became 100% owner of Charter Holding.

•	Insurance commission income increased $122 thousand, or 11.64%, to $1.2 million for the nine months ended September 30, 2013, compared to the same period in 2012 due to increases of $90 thousand in contingency commissions received and $32 thousand in premium commissions during the nine months ended September 30, 2013.

•	Bank-owned life insurance income increased $56 thousand to $430 thousand from $374 thousand for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, total noninterest expenses increased $4.3 million, or 19.81%, to $25.8 million, from $21.5 million for the same period in 2012, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits, occupancy expense, and non-deductible expenses related to the pending acquisition of CFC.

For the nine month period ended September 30, 2013:

•	Salaries and employee benefits increased $1.8 million, or 16.37%, compared to the nine months ended September 30, 2012. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $1.7 million, or 12.98%, from $13.0 million for the nine months ended September 30, 2012, to $14.7 million for the nine months ended September 30, 2013. Salary expense increased $1.2 million, or 13.02%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to The Nashua Bank acquisition and $239 thousand for one month of salary expense related to Charter Trust Company, representing 20.03% of the increase. The deferral of expenses in conjunction with the origination of loans decreased $143 thousand, or 7.87%, to $1.7 million from $1.8 million for the same period in 2012.

•	Occupancy and equipment increased $462 thousand, or 16.70%, to $3.2 million compared to $2.8 million for the same period in 2012 which includes $265 thousand related to the cost of additional buildings in Nashua and the surrounding area.

•	Advertising and promotion increased $121 thousand, or 34.57%, to $471 thousand from $350 thousand for the same period in 2012. This includes a net increase in print media, web media, radio broadcasting, ad agencies, public relations, and production expenses for the nine months ended September 30, 2013, compared to the same period in 2012, partially offset by a decrease in collateral material.

•	Depositors’ insurance decreased $29 thousand, or 4.81%, to $574 thousand from $603 thousand for the same period in 2012 due primarily to lower assessment rates despite increased aggregate account balances.

•	Outside services increased $155 thousand, or 18.28%, to $1.0 million compared to $848 thousand for the same period in 2012. This primarily reflects increases in expenses associated with our core processing system, e-banking services, and payroll-related services.

•	Professional services increased $76 thousand, or 8.27%, to $995 thousand compared to $919 thousand for the same period in 2012, reflecting increases in ordinary regulatory assessments, legal fees, and valuation services.

•	ATM processing fees increased $99 thousand to $466 thousand compared to $367 thousand for the same period in 2012.

•	Supplies increased $71 thousand to $350 thousand compared to $279 thousand for the same period in 2012.

•	Telephone expense decreased $17 thousand to $494 thousand for the nine months ended September 30, 2013, from $511 thousand in 2013.

•	Non-deductible acquisition expenses were $801 thousand for the nine months ended September 30, 2013, compared to no related expenses for the same period in 2012. These expenses reflect the legal and investment banking expenses recorded by us related to the acquisition of CFC that are not qualified tax deductions. As a result, the impact of these expenses is an $801 thousand reduction to net income with no offsetting tax benefit.

•	Other expenses increased $704 thousand, or 18.79%, to $4.5 million for the nine months ended September 30, 2013, compared to $3.7 million for the same period in 2012. This increase includes $671 thousand in expenses for the pending systems conversions related to the acquisition of The Randolph National Bank.

Comparison of the Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

Consolidated net income for the three months ended September 30, 2013, was $2.6 million, or $0.35 per common share (assuming dilution), compared to $2.0 million, or $0.32 per common share (assuming dilution), for the same period in 2012, an increase of $542 thousand, or 26.70%.

Net interest and dividend income increased $818 thousand, or 11.27%, to $8.1 million for the three month period ended September 30, 2013, from $7.3 million for the three month period ended September 30, 2012, as a result of the increase in interest-earning assets including the assets acquired from The Nashua Bank in December of 2012 and originated portfolio growth since September 30, 2012, offset in part by the reduction of investment holdings and the overall decline in net interest margin.

For the three months ended September 30, 2013, total interest and dividend income increased $491 thousand, or 5.40%, to $9.6 million from $9.1 million for the same period in 2012. Interest and fees on loans increased $766 thousand, or 9.22%, for the three month period ended September 30, 2013, to $9.1 million from $8.3 million at September 30, 2012, due primarily to increased portfolio balances offset by loans repricing. Interest on investments and other interest decreased $275 thousand, or 35.39%, for the three month period ended September 30, 2013, due primarily to a decreased position in investments coupled with lower yields on investments held comparing periods.

For the three months ended September 30, 2013, total interest expense decreased $327 thousand, or 17.90%, to $1.5 million from $1.8 million for the same period in 2012. Interest on deposits decreased $116 thousand, or 10.82%. Interest on advances and other borrowed money decreased $211 thousand, or 27.95%, to $544 thousand from $755 thousand for the same period in 2012.

The provision for loan losses (not including overdraft allowances) was $100 thousand for the three months ended September 30, 2013, and $1.0 million for the same period in 2012 which is consistent with portfolio and recovery activity during the periods. We made adjustments to the provisions for overdraft losses in the three months ended September 30, 2013, and 2012, recording provisions of $18 thousand and $32 thousand, respectively. For additional information on provisions and adequacy, please refer to the section on the Allowances for Loan Losses.

For the three months ended September 30, 2013, total noninterest income increased $622 thousand, or 15.87%, to $4.5 million, from $3.9 million for the same period in 2012, as discussed below. The increase was primarily due to a mark-to-market purchase adjustment and the introduction of trust income offset, in part, by decreases in net gains on sales and calls of securities and net gains on sale of loans.

For the three month period ended September 30, 2013:

•	Customer service fees increased $7 thousand, or 0.54%, to $1.3 from $1.3 million for the three months ended September 30, 2013.

•	Net gain on sales of loans decreased $328 thousand, or 42.16%, compared to the same period in 2012, represented by a decrease of $22.5 million in loans sold into the secondary market, to $16.8 million for the three months ended September 30, 2013, from $39.3 million for the three months ended September 30, 2012.

•	Gain on sales and calls of securities, net decreased $1.1 million, or 100.00%, to with no gains recorded for the three months ended September 30, 2013, from $1.1 million for the three months ended September 30, 2012.

•	The mark-to-market purchase adjustment recorded for the three months ended September 30, 2013, was a gain of $1.4 million related to the write-up of the Bank’s investment in Charter Holding from $4.8 million to the market value of $6.2 million derived from the purchase price paid to MVSB to assume its 50% ownership of Charter Holding on September 4, 2013.

•	The net loss on sales of premises and equipment recorded for the three months ended September 30, 2013, was $18 thousand related to the sale of a property previously utilized by The Nashua Bank, prior to acquisition in December 2012, as a disaster recovery site.

•	Rental income increased $3 thousand, or 1.61%, to $189 thousand for the three months ended September 30, 2013, from $187 thousand for the three months ended September 30, 2012.

•	Income from equity interest in Charter Holding decreased $19 thousand to $53 thousand for the three months ended September 30, 2013, from $72 thousand for the same period in 2012 and represents income from a 50% equity interest in Charter Holding through the acquisition of 100% ownership on September 4, 2013.

•	Trust Income was $679 thousand for the three months ended September 30, 2013, and represents trust income since September 4, 2013, when the Bank became 100% owner of Charter Holding.

•	Insurance commission income increased $8 thousand, or 2.33%, to $351 thousand for the three months ended September 30, 2013, compared to $343 thousand for the same period in 2012, representing an increase in premiums and related commission revenue during the three months ended September 30, 2013.

•	Bank-owned life insurance income increased $13 thousand to $154 thousand from $141 thousand for the three months ended September 30, 2012.

For the three months ended September 30, 2013, total noninterest expenses increased $2.2 million, or 30.85%, to $9.5 million, from $7.3 million for the same period in 2012, discussed as follows. In summary, the increase was primarily due to increases in salary and employee benefits, occupancy expense, and non-deductible expenses related to the pending acquisition of CFC and related data conversions.

For the three month period ended September 30, 2013:

•

Salaries and employee benefits increased $889 thousand, or 24.06%, compared to the three months ended September 30, 2012. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $882 thousand, or 19.71%, from $4.5 million for the three months ended September 30, 2012, to $5.4 million for the three months ended September 30, 2013. Salary expense increased $516 thousand, or 16.47%, reflecting ordinary cost-of-living adjustments and additional staffing primarily in the lending and compliance departments as well as the addition of staff related to The Nashua Bank acquisition and $239 thousand for one month of salary expense related to Charter Holding, representing 46.32% of the increase. The deferral of expenses in conjunction with the origination of loans decreased $7 thousand, or 0.89%, to $776 thousand from $783 thousand for the same period in 2012.

•	Occupancy and equipment increased $199 thousand, or 22.72%, to $1.1 million compared to $876 thousand for the same period in 2012 and reflects occupancy costs of approximately $100 thousand related to operations in Nashua.

•	Advertising and promotion increased $63 thousand, or 65.63%, to $159 thousand from $96 thousand for the same period in 2012. This includes a net increase in print media, web media, radio broadcasting, ad agencies, public relations, and production expenses for the three months ended September 30, 2013, compared to the same period in 2012.

•	Depositors’ insurance decreased $9 thousand, or 4.41%, to $195 thousand from $204 thousand for the same period in 2012.

•	Outside services increased $37 thousand, or 12.29%, to $338 thousand from $301 thousand for the same period in 2012. This primarily reflects increases in expenses associated with our core processing system, e-banking services, and payroll-related services.

•	Professional services decreased $62 thousand, or 15.35%, to $342 thousand compared to $404 thousand for the same period in 2012, reflecting a decrease in legal fees and valuation services.

•	ATM processing fees increased $23 thousand to $153 thousand compared to $130 thousand for the same period in 2012.

•	Supplies increased $7 thousand to $100 thousand compared to $93 thousand for the same period in 2012.

•	Telephone expense increased $13 thousand to $159 thousand for the three months ended September 30, 2013, from $146 thousand in 2012.

•	Non-deductible acquisition expenses were $347 thousand for the three months ended September 30, 2013, compared to no related expenses for the same period in 2012. These expenses reflect the legal and investment banking expenses recorded by the Company related to the acquisition of CFC that are not qualified tax deductions. As a result, the impact of these expenses is a $347 thousand reduction of net income with no offsetting tax benefit.

•	Other expenses increased $735 thousand, or 55.56%, to $2.1 million for the three months ended September 30, 2013, compared to $1.3 million for the same period in 2012. This increase includes increases of $191 thousand in net periodic impairment on mortgage servicing rights from a benefit of $51 thousand in 2012 to an impairment of $140 thousand in 2013, $108 thousand in intangible amortizations with the additions of core deposit intangibles from The Nashua Bank in December 2012 and customer list intangibles from the acquisition of Charter Holding in September 2013, and $671 thousand in expenses for the pending systems conversions related to the acquisition of The Randolph National Bank.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At September 30, 2013, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $83.3 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2013, we had approximately $156.4 in additional borrowing capacity from the FHLB.

At September 30, 2013, stockholders’ equity totaled $131.6 million, compared to $129.5 million at December 31, 2012. This reflects net income of $6.4 million, the declaration and payment of $2.7 million in common stock dividends, the declaration of $259 thousand in preferred stock dividends, proceeds from exercises of stock options of $480 thousand, cash contribution in the dividend reinvestment program of $74 thousand, and an increase of $1.9 million in accumulated other comprehensive loss.

At September 30, 2013, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performance benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three and nine months ended September 30, 2013, no shares were repurchased.

At September 30, 2013, we had unrestricted funds available in the amount of $3.9 million. As of September 30, 2013, our total cash needs for the remainder of 2013 are estimated to be approximately $1.5 million with $890 thousand projected to be used to pay dividends on our common stock, $153 thousand to pay interest on our capital securities, $58 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $400 thousand for ordinary operating expenses, including approximately $225 thousand related to completing the acquisition of CFC. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2013, if needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the nine months ended September 30, 2013, net cash provided by operating activities increased $17.6 million to $19.4 million compared to cash provided of $1.8 million for the same period in 2012. The change in loans held for sale increased $18.4 million for the nine months ended September 30, 2013, compared to the same period in 2012, with a decrease of $11.2 million in loans held for the period in 2013 compared to an increase of $7.3 million in 2012. Net gain on sales and calls of securities decreased $2.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, as a result of the sale and settlement of approximately $113.7 million of securities sold during the nine months ended September 30, 2013, with lower net gains compared to approximately $192.7 million of securities sold during the same period in 2012. The provision for loan losses decreased $1.6 million for the nine months ended September 30, 2013, compared to the same period in 2012. The change in accrued interest receivable and other assets was $122 thousand from to an increase of $102 thousand for the nine months ended September 30, 2013 compare to a decrease of $20 thousand for the same period in 2013. The increase in accrued expenses and liabilities decreased $491 thousand.

Net cash provided by investing activities was $404 thousand for the nine months ended September 30, 2013, compared to cash used of $64.5 million for the same period in 2012, a change of $64.9 million. The cash provided by net securities activities was $54.3 million for the nine months ended September 30, 2013, compared to cash provided by net securities activities of $39.2 million for the same period in 2012. Cash provided by the redemption of FHLB stock was $213 thousand for the nine months ended September 30, 2013, compared to cash used for the purchase of FHLB stock of $1.5 million for the same period in 2012. Cash used in loan originations and principal collections, net, was $48.9 million for the nine months ended September 30, 2013, a decrease of $48.9 million, compared to cash used of $96.7 million for the same period in 2012. Additionally, no cash was used in the purchase of life insurance policies during the nine months ended September 30, 2013, compared to $5.0 million of cash used for this purpose for the same period in 2012. We acquired $3.3 million of cash and cash equivalents through the acquisition of Charter Holding.

For the nine months ended September 30, 2013, net cash flows used in financing activities increased $103.6 million to cash used of $39.7 million compared to net cash provided by financing activities of $66.8 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we experienced a net increase of $46.8 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $16.3 million to cash provided of $30.5 million for the same period in 2012. For the nine months ended September 30, 2013, we had an increase of $57.7 million of cash used in FHLB advances and other borrowings comparing cash used of $18.0 million for the nine months ended September 30, 2013 to cash provided of $39.7 million for the same period in 2012.

On August 25, 2011, as part of the U.S. Treasury’s (“Treasury”) Small Business Lending Fund (“SBLF”) program, we entered into a letter agreement with Treasury pursuant to which we issued and sold to Treasury 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”.) We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under Treasury’s Capital Purchase Program.

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of September 30, 2013, the Bank’s ratios were 8.84% and 13.68%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.25 at September 30, 2013, compared to $15.09 per common share at December 31, 2012. Tangible book value per common share was $8.89 at September 30, 2013, compared to $9.59 per common share at December 31, 2012. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands except for per share data)	September 30, 2013	December 31, 2012
Shareholders’ equity	$131,628	$129,494
Less goodwill	39,526	35,395
Less other intangible assets	5,824	3,416
Less preferred stock	23,000	23,000

Tangible common equity	$63,278	$67,683

Ending common shares outstanding	7,121,264	7,055,946
Tangible book value per common share	$8.89	$9.59

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

Our one-year cumulative interest-rate gap at September 30, 2013, was negative 7.17%, compared to the December 31, 2012, gap of negative 0.80%. With a liability sensitive (negative) gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase. Over the next twelve months, $88.8 million more liabilities are subject to repricing than assets.

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

The following table sets forth our EVE at September 30, 2013, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$147,496	$128,189	$127,691	$117,130	$107,034	$96,497	$87,799
Percent of Change		0.4%		-8.3%	-16.2%	-24.4%	-31.2%

EVE Ratio:
Ratio	11.91%	10.49%	10.66%	10.05%	9.43%	8.72%	8.11%
Change in basis points		-17		-61	-123	-194	-255

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which we or any of our subsidiaries are a party or to which our property or the property of any of our subsidiaries is subject, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

Our operations involve various risks that could have adverse consequences. See Part I, Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2013, and incorporated herein by reference).

3.4*	Amended and Restated Bylaws

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 *	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.