Form 10-K
period 2013-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2014-03-17
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check is a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 7, 2014, there were 8,219,376 shares of the registrant’s common stock issued and outstanding.

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $94.0 million based on the closing sale price as reported on The NASDAQ Global Market.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

New Hampshire Thrift Bancshares, Inc.

i

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

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, Charter Holding Corp., McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

ii

PART I.

Item 1. Business

GENERAL

Organization

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware holding company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings association. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (“FDIC”) in 1959 and a member of the Federal Home Loan Bank of Boston (“FHLBB”) in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, refined its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

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

Through Charter Holding Corp. and its subsidiary, Charter Trust Company, we offer wealth management and trust services. Through McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”) and Lake Sunapee Financial Services Corporation, we offer insurance services and brokerage services, respectively, to our customers. Lake Sunapee Group, Inc. owns and maintains the Bank’s buildings and investment properties.

Recent Acquisitions

On September 4, 2013, the Bank completed its purchase of all shares of common stock of Charter Holding Corp. (“Charter Holding”) held by Meredith Village Savings Bank (“MVSB”) for a total purchase price of $6.2 million in cash. Prior to the purchase, each of the Bank and MVSB owned 50% of Charter Holding’s outstanding shares of common stock. Following completion of the transaction, the Bank now owns 100% of the outstanding shares of Charter Holding and its subsidiary, Charter Trust Company (“Charter Trust”). Charter Holding is a wholly owned subsidiary of the Bank.

On October 25, 2013, we completed our previously announced acquisition of Central Financial Corporation (“CFC”). Under the terms of the agreement, CFC merged with and into us, with us being the surviving corporation of the merger. Additionally, The Randolph National Bank (“RNB”), a wholly owned subsidiary of CFC, merged with and into the Bank with the Bank continuing as the surviving entity. We issued approximately 1.1 million shares of its common stock to CFC shareholders in the transaction on the basis of 8.699 shares of our common stock for each share of CFC common stock. The total consideration payable to CFC shareholders was valued at approximately $15.9 million based on the October 25, 2013 closing price of $14.64 per share of our common stock.

Employees

At December 31, 2013, we had a total of 331 full-time employees, 30 part-time employees, and 21 per-diem employees. These employees are not represented by collective bargaining agents. We believe that our relationship with our employees is good.

Market Area

Our market area extends from the southern New Hampshire/Massachusetts border-city of Nashua to the north through central and western New Hampshire and central Vermont. It is concentrated in the counties of Hillsborough, Grafton, Merrimack, Sullivan and Cheshire in south, central and western New Hampshire, and the counties of Rutland, Windsor and Orange in central Vermont.

There are several distinct regions within our market area. The first region is centered in Nashua, New Hampshire, the second largest city in the three northern New England states of New Hampshire, Maine and Vermont. Nashua’s downtown is a regional commercial, entertainment, and dining destination. The city, bordering Massachusetts to the south, enjoys a vibrant high-tech industry and a robust retail industry due in part to New Hampshire’s absence of a sales tax. The Upper Valley region is located in the west-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The Lake Sunapee region is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee.

The Monadnock region, in southwestern New Hampshire, is named after Mount Monadnock, the major geographic landmark in the region, and consists of Cheshire, southern Sullivan and western Hillsborough counties. Rutland, Windsor and Orange counties are located in central Vermont. This region is home to many attractions, including Killington Mountain, Okemo Resort, and the city of Rutland. Popular vacation destinations in this region include Woodstock, Brandon, Ludlow and Quechee.

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

LENDING ACTIVITIES

Our net loan portfolio was $1.1 billion at December 31, 2013, representing approximately 80% of total assets. As of December 31, 2013, approximately 54% of the mortgage loan portfolio had adjustable rates. As of December 31, 2013, we had sold $417.3 million in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize our interest rate risk, provide liquidity and build a servicing portfolio.

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

REAL ESTATE CONSTRUCTION LOANS. We offer construction loan financing on one- to four-family owner occupied dwellings in our local real estate market. Generally, we make construction loans up to 80% of value with terms of up to nine months. During the construction phase, inspections are made to assess construction progress and monitor the disbursement of loan proceeds. We also offer a “one-step” construction loan, which provides construction and permanent financing with one loan closing. The “one-step” is provided under the similar terms and conditions of our conventional residential program.

CONSUMER LOANS. We make various types of secured and unsecured consumer loans, including home improvement loans. We offer loans secured by automobiles, boats and other recreational vehicles. We believe that the shorter terms and the normally higher interest rates available on various types of consumer loans are helpful in maintaining a more profitable spread between our average loan yield and our cost of funds.

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

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$602,270	52.82%	$471,449	51.84%	$397,010	55.04%
Commercial	287,813	25.24	234,264	25.76	148,424	20.58
Home equity	70,564	6.19	69,291	7.62	71,990	9.98
Construction	29,722	2.61	19,412	2.13	12,731	1.76
Consumer loans	9,817	0.86	7,304	0.80	7,343	1.02
Commercial and municipal loans	140,071	12.28	107,750	11.85	83,835	11.62

Total loans	1,140,257	100.00%	909,470	100.00%	721,333	100.00%
Unamortized adjustment to fair value	—		—		1,101
Allowance for loan losses	(9,757)		(9,923)		(9,131)
Deferred loan origination costs, net	3,610		2,689		1,649

Loans receivable, net	$1,134,110		$902,236		$714,952

	2010		2009
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$347,606	50.90%	$327,691	52.24%
Commercial	143,768	21.05	135,839	21.66
Home equity	74,884	10.97	73,611	11.74
Construction	19,210	2.81	18,308	2.92
Consumer loans	8,079	1.18	9,372	1.49
Commercial and municipal loans	89,361	13.09	62,387	9.95

Total loans	682,908	100.00%	627,208	100.00%
Unamortized adjustment to fair value	1,202		1,303
Allowance for loan losses	(9,864)		(9,519)
Deferred loan origination costs, net	1,268		1,342

Loans receivable, net	$675,514		$620,334

Each loan type represents different levels of general and inherent risk within the loan portfolio. We prepare an analysis of this risk by applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions, and portfolio change trends. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $2.1 million, or 21.96% of the total allowance, was allocated to the originated commercial real estate portfolio at December 31, 2013. The originated commercial real estate portfolio represents 25.24% of total originated loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $5.4 million, or 55.19% of the total allowance, is allocated to the originated residential real estate and originated home equity loan portfolio. The originated residential real estate and home equity loan portfolios represent 62.98% of total originated loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $1.6 million, or 16.00% of the total allowance, is allocated to the originated commercial and municipal loan portfolio. The originated commercial and municipal loan portfolio represents 12.72% of total originated loans. The originated commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan types within the loan portfolio, representing 1.80% of the aggregate six-month average of delinquencies.

The following table sets forth the maturities of the loan portfolio at December 31, 2013, and indicates whether such loans have fixed or adjustable interest rates:

(Dollars in thousands)	One year or less	One through five years	Over five years	Total
Maturities
Real Estate Loans with:
Predetermined interest rates	$13,264	$54,075	$345,357	$412,696
Adjustable interest rates	11,670	33,227	532,776	577,673

	24,934	87,302	878,133	990,369

Collateral/Consumer Loans with:
Predetermined interest rates	3,894	4,093	890	8,877
Adjustable interest rates	194	654	92	940

	4,088	4,747	982	9,817

Commercial/Municipal Loans with:
Predetermined interest rates	16,488	31,212	59,359	107,059
Adjustable interest rates	8,362	16,160	8,490	33,012

	24,850	47,372	67,849	140,071

Totals (1)	$53,872	$139,421	$946,964	$1,140,257

(1)	This table includes $21.2 million of non-performing loans, which are categorized within the respective loan types.

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

When an insured institution classifies one or more assets or portions thereof as substandard or doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof as loss, it is required to charge off such amount.

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

We classify assets in accordance with the guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2013 and 2012 were $30.3 million and $26.3 million, respectively. For further discussion regarding nonperforming assets, impaired loans and the allowance for loan losses, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

The following table sets forth as of December 31, 2013, the maturities and the weighted-average yields of our debt securities, excluding mortgage-backed securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (in thousands):

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale securities
U.S. Treasury notes	$20,041	$20,039	0.02%

Total due in less than one year	20,041	20,039	0.02
U.S. Treasury notes	30,642	29,977	0.69
U.S. Government-sponsored enterprise bonds	6,997	6,770	1.05

Total due after one year through five years	37,639	36,747	0.76

Municipal bonds	12,466	12,430	2.81

Total due after five years through ten years	12,466	12,430	2.81

U.S. Government-sponsored enterprise bonds	391	390	1.10
Municipal bonds	8,066	7,676	3.70
Other bonds and debentures	263	275	8.66

Total due after ten years	8,720	8,341	3.75

	$78,866	$77,557	1.19%

The amortized cost and approximate fair value for our available-for-sale securities portfolio are summarized as follows (dollars in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. Government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale securities	$127,220	$398	$2,380	$125,238

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale securities	$210,408	$2,170	$209	$212,369

The amortized cost and approximate fair value for our available-for-sale securities portfolio are summarized as follows (dollars in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
Mortgage-backed securities	$154,213	$1,786	$57	$155,942
Municipal bonds	28,475	984	18	29,441
Other bonds and debentures	24,281	255	89	24,447
Equity securities	511	9	32	488

Total available-for-sale securities	$207,480	$3,034	$196	$210,318

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from within our primary market areas. We use traditional means to advertise our deposit products, including print media. We generally do not solicit deposits from outside our primary market areas, although we may obtain these deposits from time to time as part of liquidity contingency plan testing or wholesale funding strategy. We offer negotiated rates on some of our certificate accounts. At December 31, 2013, time deposits represented approximately 33% of total deposits. Time deposits included $177.0 million of certificates of deposit in excess of $100,000.

The following table presents our deposit activity for the years ended December 31:

	2013	2012	2011
	(Dollars in thousands)
Net (withdrawals) deposits	$(14,992)	$43,458	$19,033
Deposits assumed through acquisition	149,684	98,479	—
Interest credited on deposit accounts	4,059	4,381	5,771

Total increase in deposit accounts	$138,751	$146,318	$24,804

At December 31, 2013, we had approximately $177.0 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Maturity Period
3 months or less	$52,753	0.46%
Over 3 through 6 months	25,368	0.75%
Over 6 through 12 months	29,685	0.85%
Over 12 months	69,189	0.94%

Total	$176,995	0.76%

The following table sets forth the distribution of our deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$101,446	9.3%	$74,133	7.8%	$64,356	8.0%
NOW accounts	303,054	27.9	248,329	26.2	209,150	26.1
Money market accounts	104,755	9.6	82,608	8.7	40,503	5.0
Regular savings accounts	22,020	2.0	10,112	1.1	9,812	1.2
Treasury savings accounts	195,887	18.0	180,253	18.9	142,682	17.8
Club deposits	193	—	102	—	96	—

Total	727,355	66.8	595,537	62.7	466,599	58.1

Time deposits
Less than 12 months	238,004	21.9	210,349	22.2	236,691	29.5
Over 12 through 36 months	100,394	9.2	96,316	10.1	44,015	5.5
Over 36 months	22,339	2.1	47,139	5.0	55,718	6.9

Total time deposits	360,737	33.2	353,804	37.3	336,424	41.9

Total Deposits	$1,088,092	100.0%	$949,341	100.0%	$803,023	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
NOW	$306,737	0.05%	$270,574	0.09%	$227,174	0.12%
Savings deposits	190,707	0.05	151,238	0.18	144,725	0.21
Money market deposits	81,682	0.21	40,872	0.34	38,672	0.42
Time deposits	338,920	1.04	332,545	1.13	348,730	1.45
Demand deposits	26,647	—	29,657	—	26,832	—

Total Deposits	$944,693		$824,886		$786,133

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2013	2012	2011
	(Dollars in thousands)
0.00% – 0.99%	$219,507	$197,076	$190,949
1.00% – 1.99%	85,688	96,845	65,670
2.00% – 2.99%	27,656	30,879	46,428
3.00% – 3.99%	27,886	28,752	33,044
4.00% – 4.99%	—	252	833
5.00% – 5.99%	—	—	—

Total	$360,737	$353,804	$336,924

Borrowings

We utilize advances from the FHLBB as a funding source alternative to retail deposits. By utilizing FHLBB advances, we can meet our liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by us and secondarily by our investment in capital stock of the FHLBB. The maximum amount that the FHLBB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLBB. At December 31, 2013, we had outstanding advances of $121.7 million from the FHLBB compared to advances outstanding of $142.7 million from the FHLBB at December 31, 2012.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of our Consolidated Financial Statements included elsewhere in this report for the years indicated:

	2013	2012	2011
	(Dollars in thousands)
Balance at year end	$15,000	$30,500	$15,000
Average amount outstanding	20,573	26,745	24,096
Maximum amount outstanding at any month-end	65,000	35,000	35,000
Average interest rate for the year	0.29%	0.27%	0.28%
Weighted average interest rate on year-end balance	0.28%	0.32%	0.19%

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

As of December 31, 2013, the Bank owned two service corporations: the Lake Sunapee Group, Inc. and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

Additionally, the Bank owns McCrillis & Eldredge, a full-line independent insurance agency offering a complete range of commercial insurance services and consumer products, including life, health, auto and homeowner insurances, and Charter Holding, which provides wealth management and trust services through its subsidiary, Charter Trust Company.

NHTB Capital Trust II and III

NHTB Capital Trust II (“Trust II”) and NHTB Capital Trust III (“Trust III”) are statutory business trusts formed under the laws of the State of Connecticut and are wholly owned subsidiaries of the Company. On March 30, 2004, Trust III issued $10.0 million of 6.06%, 5-year Fixed-Floating Capital Securities. On March 30, 2004, Trust II issued $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79%. On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank to convert the floating-rate payments on Trust II to fixed-rate payments which expired on June 17, 2013. For more information, see Note 2 of our Consolidated Financial Statements located elsewhere in this report.

REGULATION

General

The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve and the SEC. The Bank, as a federal savings association, is subject to regulation, examination and supervision by the OCC, as its primary regulator, and the FDIC as its deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition.

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

Recent Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. Certain provisions of the Dodd-Frank Act applicable to the Company and the Bank are discussed herein.

In July 2013, the Federal Reserve Board, the OCC and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain components and other provisions.

In December, 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities, such as the Company, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.” The final rule definition of Covered Fund includes certain investments such as collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2015.

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented. It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on us, including any regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”). Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Holding Company Regulation

The Company is a savings and loan holding company regulated by the Federal Reserve. As such, the Company is registered with and subject to Federal Reserve examination and supervision, as well as certain reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and any of its non-savings association subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

Capital. Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to Dodd-Frank, the Company, as a saving and loan holding company, will be subject to the New Capital Rules.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, [including the Company,] the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in a holding company’s Tier 1 capital. However, depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 are permitted to continue to count as Tier 1 capital trust preferred securities issued before May 19, 2010.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that the Company will be able to comply with the targeted capital ratios upon implementation of the New Capital Rules.

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

Control. HOLA and the Federal Reserve’s implementing regulations prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution without prior Federal Reserve approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, through mergers, consolidation or purchase of assets, another insured depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution or company without prior Federal Reserve approval.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. The Bank met the QTL test at December 31, 2013, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a bank charter.

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

At December 31, 2013, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OCC regulatory capital requirements at December 31, 2013:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$113,381	$20,508	$92,874
Core capital	113,381	54,688	58,694
Risk-based capital	123,555	76,675	46,881

As with the Company, the Bank will be subject to the New Capital Rules on the same phase-in schedule. We believe that the Bank similarly will be able to comply with the targeted capital ratios upon implementation of the New Capital Rules.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination, dated August 2013.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014.

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

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2013, the Bank met the criteria for being considered “well capitalized.”

The New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the first quarter of 2014, due December 30, 2013, was 0.0060% of insured deposits. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund.

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

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks (“FHLB”) comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2013 of $9.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.27 million plus 10% of the amount over $89.0 million. These tiered reserve requirements are subject to adjustment annually by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in the form of a deposit with a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OCC. FHLB System members are also authorized to borrow from the Federal Reserve discount window, subject to applicable restrictions.

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

Regulations Application to the Company and the Bank

Financial Privacy Laws. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of insured depository institutions and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

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

Transactions with Affiliates. Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations – Transactions with Affiliates” and “Regulation of Federal Savings Associations – Limitation on Capital Distributions.”

Other Legislative Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank and savings and loan holding companies and/or insured depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

AVAILABLE INFORMATION

We maintain a website at www.nhthrift.com. The website contains information about us and our operations. Through a link to the SEC Filings section of our website, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. The information found on our website or the website of the SEC is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

The Dodd-Frank Act created the CFPB as an independent part of the Federal Reserve, which now has authority to issue regulations implementing numerous consumer laws, to which we will be subject. As a result of the change in our regulators and the creation of the CFPB, we may be subject to new or different regulations in the future.

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

We may be subject to more stringent capital requirements.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Company and the Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the OCC, we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, we had 44 offices located in New Hampshire and Vermont as set forth in the following table. Lease expiration dates range from 1 to 10 years with renewal options of 1 to 10 years. We believe that our existing facilities are sufficient for our current needs.

Location	Leased	Owned	Total
New Hampshire:
1. Andover	1	—	1
2. Bradford	—	1	1
3. Claremont	1	—	1
4. Concord	—	1	1
5. Enfield	1	—	1
6. Grantham	—	1	1
7. Hanover (1)	2	—	2
8. Hillsboro	—	1	1
9. Lebanon	1	2	3
10. Meredith	1	—	1
10. Milford	—	1	1
10. New London (1) (2)	—	3	3
11. Newbury	1	—	1
12. Newport (3)	—	3	3
13. Peterborough (1)	1	—	1
15. Rochester	1	—	1
16. Sunapee	—	1	1
17. West Lebanon	1	—	1
18. Nashua	1	1	2
Vermont:
1. Brandon (2)	1	2	3
2. Pittsford	—	1	1
3. Quechee	1	—	1
4. Randolph	2	1	3
5. Rochester	—	1	1
6. Royalton	—	1	1
7. Rutland	1	1	2
8. South Royalton	1	—	1
9. West Rutland	—	1	1
10. Williamstown	—	1	1
11. Woodstock	—	2	2

Total Offices	18	26	44

(1)	Includes Charter Trust Company.
(2)	Includes McCrillis & Eldredge Insurance, Inc.
(3)	Includes Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp., which are headquartered in Newport, New Hampshire and have no other offices, and McCrillis & Eldredge, which is headquartered in Newport, New Hampshire.

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

PART II.

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “NHTB.” The following table shows the high and low sales prices as reported on The NASDAQ Global Market during the periods indicated, as well as any dividends declared on our common stock. As of March 7, 2014, we had approximately 930 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or street name through various brokerage firms.

	Period	High	Low	Dividend Declared
2013	First Quarter	$13.70	$12.70	$0.13
	Second Quarter	$14.58	$12.50	$0.13
	Third Quarter	$15.51	$13.08	$0.13
	Fourth Quarter	$15.30	$13.46	$0.13
2012	First Quarter	$12.64	$11.12	$0.13
	Second Quarter	$13.53	$12.05	$0.13
	Third Quarter	$13.30	$12.31	$0.13
	Fourth Quarter	$13.30	$12.15	$0.13

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

Under the terms of the Series B Preferred Stock, we may only declare and pay a dividend on our common stock or other stock junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least the Tier 1 Dividend Threshold. The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the 10 anniversary, by 10% for each one percent increase in small business lending that qualifies over the baseline level.

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us of our common stock during the 12 months ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
June 1 - 30, 2013	18,496	(1)	$13.050	—	148,088

Total	57,412		$13.050	—	148,088

(1)	Shares of common stock surrendered by option holder to satisfy the exercise price of options exercised.

On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. At December 31, 2013, 148,088 shares remained to be repurchased under the plan. During 2013, no shares were repurchased pursuant to the program.

Item 6. Selected Financial Data

As a smaller reporting company for the year-ended December 31, 2013, we are not required to provide the information required by this Item.

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

•	Total assets increased $153.4 million, or 12.07%, to $1.4 billion at December 31, 2013, from $1.3 billion at December 31, 2012.

•	Net loans increased $231.9 million, or 25.70%, to $1.1 billion at December 31, 2013, from $902.2 million at December 31, 2012.

•	In 2013, the Company originated $414.0 million in loans, compared to $426.8 million in 2012.

•	The Company’s loan servicing portfolio was $417.3 million at December 31, 2013, compared to $385.4 million at December 31, 2012.

•	Total deposits increased $138.8 million, or 14.62%, to $1.1 billion at December 31, 2013, from $949.3 million at December 31, 2012.

•	Net interest and dividend income for the year ended December 31, 2013, was $33.8 million compared to $29.0 million for the same period in 2012.

•	Net income available to common stockholders was $8.1 million for the year ended December 31, 2013, compared to $7.1 million for the same period in 2012

•	As a percentage of total loans, non-performing loans decreased to 1.86% at December 31, 2013, from 2.22% at December 31, 2012.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of our Consolidated Financial Statements located elsewhere in this report.

Comparison of Years Ended December 31, 2013 and 2012

Financial Condition

Total assets increased $153.4 million, or 12.07%, to $1.4 billion at December 31, 2013 from $1.3 million at December 31, 2012, which reflects $184.2 million of total assets related to the acquisitions of CFC and Charter Holding. Cash and cash items decreased $5.6 million, or 14.26%, to $33.6 million at December 31, 2013 from $39.2 million at December 31, 2012.

Total net loans receivable excluding loans held-for-sale increased $231.9 million, or 25.70%, to $1.1 billion at December 31, 2013, compared to $902.2 million at December 31, 2012, including $127.7 million from CFC. Our conventional real estate loan portfolio increased $130.8 million, or 27.75%, to $602.3 million at December 31, 2013, from $471.4 million at December 31, 2012, including $52.4 million from CFC. The outstanding balances on home equity loans and lines of credit increased $1.3 million to $70.6 million over the same period, including $6.8 million acquired from CFC. Construction loans increased $10.3 million, or 53.11%, to $29.7 million, including $3.7 million acquired from CFC. Commercial real estate loans increased $53.5 million, or 22.86%, over the same period to $287.8 million. In addition to commercial real estate loans acquired from CFC, the increase in commercial real estate loans represents loans to existing commercial customers and new commercials customers offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans increased $2.5 million, or 34.41%, to $9.8 million, including $3.0 million acquired from CFC, and commercial and municipal loans increased $32.3 million, or 30.00%, to $140.1 million, including $8.7 million acquired from CFC. Sold loans serviced by the Company, not including participations, totaled $417.3 million at December 31, 2013, an increase of $31.9 million, or 8.28%, compared to $385.4 million at December 31, 2012. This includes $14.4 million of sold loans assumed with the acquisition of CFC. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2013, adjustable-rate mortgages comprised approximately 58.33% of our real estate mortgage loan portfolio, which is consistent with prior year, as we continued to originate shorter-term loans in 2013, such as the 10-year fixed mortgage loan, which are held in portfolio as well as holding a portion of 15-year fixed mortgage loans and experiencing higher refinancing from adjustable-rate products into fixed rate products. Impaired loans and non-performing assets were 1.58% of total assets and 2.36% of total loans originated at December 31, 2013, compared to 1.35% and 2.10%, respectively, at December 31, 2012.

The fair value of investment securities available-for-sale decreased $87.1 million, or 41.03%, to $125.2 million at December 31, 2013, from $212.4 million at December 31, 2012. We realized $964 thousand in the gains on the sales and calls of securities during 2013, compared to $3.8 million in gains on the sales and calls of securities recorded during 2012. At December 31, 2013, our investment portfolio had a net unrealized holding loss of $2.0 million, compared to a net unrealized holding gain of $2.0 million at December 31, 2012. The investments in our investment portfolio that are temporarily impaired as of December 31, 2013, consist primarily of financial institution equity securities, mortgage-backed securities issued by the Treasury, U.S. government sponsored enterprises and agencies, municipal bonds and other bonds and debentures. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

OREO and property acquired in settlement of loans was $1.3 million at December 31, 2013, including $1.5 million acquired from CFC, and representing two properties located in New Hampshire and seven properties located in Vermont, compared to $102 thousand at December 31, 2012, representing one property located in New Hampshire. At December 31, 2013, one commercial property in Vermont was carried at $846 thousand, or 62.99% of total OREO and property acquired in settlement of loans at that time.

Goodwill increased $9.2 million, or 26.10%, to $44.6 million at December 31, 2013, compared to $35.4 million at December 31, 2012. The change in goodwill represents $4.6 million related to the 2013 acquisition of Charter Holding, $4.6 million related to the 2013 acquisition of CFC, and a post-closing adjustment of $41 thousand related to the 2012 acquisition of The Nashua Bank (“TNB”). An independent third-party analysis of goodwill indicated no impairment at December 31, 2013.

Intangible assets increased $7.6 million to $11.0 million at December 31, 2013, compared to $3.4 million at December 31, 2012. Intangible assets include core deposit intangibles of $6.7 million, including $4.5 million from the acquisition of CFC, and customer list intangibles of $4.3 million, including $3.1 million from the acquisition of Charter Holding. We amortized $759 thousand of core deposit intangibles during 2013 utilizing the sum-of-the-years-digits method over 12 years, on average. We amortized $241 thousand of customer list intangibles during 2013 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicates no impairment at December 31, 2013.

Total deposits increased $138.8 million, or 14.62%, to $1.1 billion at December 31, 2013 from $949.3 million at December 31, 2012. This increase includes $149.7 million assumed from CFC. Total brokered deposits of $20.8 million represent 1.91% of total deposits.

Advances from the FHLBB decreased $21.0 million, or 14.71%, to $121.7 million from $142.7 million at December 31, 2012. The weighted average interest rate for the outstanding FHLBB advances was 1.15% at December 31, 2013 compared to 1.34% at December 31, 2012. At December 31, 2013, the Company had $46.3 million of stand-by letters of credit issued by FHLB to secure customer deposits.

Securities sold under agreements to repurchase increased $13.3 million, or 90.74%, to $27.9 million at December 31, 2013, from $14.6 million at December 31, 2012.

Comparison of Years Ended December 31, 2013 and 2012

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2013 increased $4.8 million, or 16.39%, to $33.8 million. The increase was a combination of a $5.4 million increase due to volume offset by a $649 thousand decrease related to rate adjustments. Total interest and dividend income increased $3.9 million, or 10.58%, to $40.3 million, and the yield on interest-earning assets decreased to 3.54% from 3.58% for the 12 months ended December 31, 2013. Interest and fees on loans increased $5.5 million, or 16.88%, to $38.0 million in 2013, due to an increase in average balances of $156.5 million offset by a decrease in the average yield on loans to 3.98% from 4.07%.

Interest on taxable investments decreased $1.9 million, or 58.64%, to $1.3 million in 2013 compared to $3.2 million in 2012, as a result of our deleveraging of the investment portfolio to fund loan growth. Dividends decreased $10 thousand, or 16.13%, to $52 thousand . Interest on other investments increased $263 thousand, or 44.28%, to $857 thousand. The yield on our investment portfolio declined to 1.23% for the year ended December 31, 2013 compared to 1.78% for the same period in 2012.

Total interest expense decreased $902 thousand, or 12.20%, to $6.5 million for the year ended December 31, 2013. The decrease is primarily due to the 22.08% decrease in the combined cost of funds on deposits and borrowings to 0.60% for the year ended December 31, 2013 from 0.77% for the year ended December 31, 2012. For the year ended December 31, 2013, interest on deposits decreased $326 thousand, or 7.45%, to $4.1 million despite an increase in average interest-bearing deposits of $122.8 million as the cost of deposits decreased to 0.44% from 0.55% compared to the same period in 2012. Interest on FHLBB advances and other borrowed money decreased $359 thousand, or 18.45%, for the 12 months ended December 31, 2013, to $1.6 million compared to the same period in 2012 as the average FHLBB advances outstanding and rate decreased in 2013 compared to 2012. Interest on debentures decreased $221 thousand, or 21.53%, for the 12 months ended December 31, 2013, due to the expiration of the interest rate swap on June 17, 2013, which had set a fixed rate of 6.65% on $10.0 million of the debenture.

For the year ended December 31, 2013, our combined cost of funds decreased to 0.60% as compared to 0.77% for 2012, due primarily to the downward repricing of maturing time deposits and advances combined with increases in lower-costing checking accounts and the expiration of the previously referenced interest rate swap agreement.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 2.94% in 2013 from 2.81% in 2012. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 2.97% during 2013, from 2.85% during 2012.

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread, and the net interest rate margin:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Yield on loans	3.98%	4.07%	4.42%	4.87%	5.16%
Yield on investment securities	1.23%	1.78%	2.54%	2.80%	3.94%
Combined yield on loans and investments	3.54%	3.58%	3.98%	4.32%	4.92%
Cost of deposits, including repurchase agreements	0.44%	0.55%	0.75%	0.93%	1.34%
Cost of other borrowed funds	1.63%	1.97%	2.40%	2.33%	3.29%
Combined cost of deposits and borrowings	0.60%	0.77%	0.97%	1.14%	1.60%
Interest rate spread	2.94%	2.81%	3.01%	3.18%	3.32%
Net interest margin	2.97%	2.85%	3.05%	3.23%	3.41%

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, and the resultant costs:

Years ended December 31,	2013			2012			2011
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$956,796	$38,034	3.98%	$800,290	$32,542	4.07%	$715,637	$31,640	4.42%
Investment securities and other	182,358	2,242	1.23%	217,390	3,879	1.78%	218,127	5,548	2.54%

Total interest-earning assets	1,139,154	40,276	3.54%	1,017,680	36,421	3.58%	933,764	37,188	3.98%

Noninterest-earning assets:
Cash	21,351			19,751			18,490
Other noninterest-earning assets (3)	106,722			81,775			88,228

Total noninterest-earning assets	128,072			101,526			106,718

Total	$1,267,226			$1,119,206			$1,040,482

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$579,126	$386	0.07%	$462,684	$619	0.13%	$410,571	$727	0.18%
Time deposits	338,920	3,669	1.08%	332,545	3,762	1.13%	348,730	5,044	1.45%
Repurchase agreements	20,050	52	0.25%	16,449	47	0.29%	14,250	47	0.33%
Capital securities and other borrowed funds	146,663	2,390	1.63%	150,750	2,971	1.97%	119,421	2,871	2.40%

Total interest-bearing liabilities	1,084,759	6,497	0.60%	962,428	7,399	0.77%	892,972	8,689	0.97%

Noninterest-bearing liabilities:
Demand deposits	26,647			29,657			26,832
Other	12,313			16,086			30,047

Total noninterest-bearing liabilities	38,960			45,743			56,879

Stockholders’ equity	143,507			111,035			90,631

Total	$1,267,226			$1,119,206			$1,040,482

Net interest income/Net interest rate spread		$33,779	2.94%		$29,022	2.81%		$28,499	3.01%

Net interest margin			2.97%			2.85%			3.05%

Percentage of interest-earning assets to interest-bearing liabilities			105.01%			105.74%			104.57%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2013 vs. 2012 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$6,203	$(711)	$5,492
Interest income on investments	(559)	(1,078)	(1,637)

Total interest income	5,644	(1,789)	3,855

Interest expense on savings, NOW and MMAs	234	(471)	(237)
Interest expense on time deposits	75	(164)	(89)
Interest expense on repurchase agreements	8	(4)	4
Interest expense on capital securities and other borrowings	(79)	(501)	(580)

Total interest expense	238	(1,140)	(902)

Net interest income	$5,406	$(649)	$4,757

	Year ended December 31, 2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$2,789	$(1,887)	$902
Interest income on investments	(19)	(1,650)	(1,669)

Total interest income	2,770	(3,537)	(767)

Interest expense on savings, NOW and MMAs	106	(214)	(108)
Interest expense on time deposits	(223)	(1,059)	(1,282)
Interest expense on repurchase agreements	—	—	—
Interest expense on capital securities and other borrowings	314	(214)	100

Total interest expense	197	(1,487)	(1,290)

Net interest income	$2,573	$(2,050)	$523

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 to our Consolidated Financial Statements located elsewhere in this report for information regarding impaired loans.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2013, was $9.7 million compared to $9.9 million at December 31, 2012. At $9.7 million, the allowance for loan losses represents 0.85% of total loans held, down from 1.09% at December 31, 2012. Total impaired loans and non-performing assets at December 31, 2013, were $22.5 million, representing 231.15% of the allowance for loan losses. Modestly improving economic and market conditions coupled with internal risk rating changes offset by portfolio growth resulted in us adding $888 thousand to the allowance for loan and lease losses during 2013 compared to $2.7 million in 2012. The provisions during the 12 months ended December 31, 2013, have been offset by loan charge-offs of $1.8 million and recoveries of $712 thousand during the same period. Modestly improving economic conditions and decreases in delinquencies and charge-offs, resulted in our decision to decrease the provision for loan losses during 2013 compared to 2012. The provisions made in 2013 reflect loan loss experience in 2013 and changes in economic conditions that decreased the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2014 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2013, the overdraft allowance was $24 thousand compared to $14 thousand at year-end 2012. Provisions for overdraft losses were $74 thousand during the 12 month period ended December 31, 2013, compared to $55 thousand for the same period during 2012. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1.8 million during the 12 months ended December 31, 2013 compared to $2.3 million for the same period in 2012. Recoveries (excluding the overdraft program) were $712 thousand during the 12 months ended December 31, 2013, compared to $455 thousand for the same period in 2012. This activity resulted in net charge-offs of $1.1 million for the 12 months ended December 31, 2013, compared to $1.9 million for the same period in 2012. One-to-four family residential mortgages, commercial real estate mortgages, commercial loans, and consumer loans accounted for 48%, 33%, 2%, and 17%, respectively, of the amounts charged-off during the 12 months ended December 31, 2013.

The following is a summary of activity in the allowance for loan losses account (excluding the overdraft program) for the years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of year	$9,909	$9,113	$9,841	$9,494	$5,568

Charge-offs:
Residential real estate	851	1,239	1,187	999	297
Commercial real estate	593	474	548	324	1,388
Construction	—	138	303	45	45
Consumer loans	30	20	38	46	105
Commercial loans	302	438	147	213	297
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total charged-off loans	1,776	2,309	2,223	1,627	2,132

Recoveries
Residential real estate	268	167	132	9	100
Commercial real estate	284	56	—	—	1
Construction	—	68	—	—	—
Consumer loans	6	22	2	14	11
Commercial loans	154	142	61	26	100
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total recoveries	712	455	195	49	212

Net charge-offs	1,064	1,854	2,028	1,578	1,920
Allowance from acquisitions	—	—	—	—	—
Transfer	—	—	—	(175)	—
Provision for loan loss charged to income	888	2,650	1,300	2,100	5,846

Balance, end of year	$9,733	$9,909	$9,113	$9,841	$9,494

Ratio of net charge-offs to average loans	0.11%	0.23%	0.28%	0.25%	0.30%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Beginning balance	$14	$18	$23	$25	$26

Overdraft charge-offs	200	200	226	251	313
Overdraft recoveries	136	141	170	167	206

Net overdraft losses	64	59	56	84	107

Provisions for overdrafts	74	55	51	82	106

Ending balance	$24	$14	$18	$23	$25

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31:

(Dollars in thousands)	2013			2012			2011
Real estate loans -
Residential, 1-4 family and home equity loans	$5,221	54%	58%	$4,665	47%	64%	$4,768	52%	64%
Residential, 5 or more units	93	1%	1%	109	1%	2%	102	1%	2%
Commercial	2,027	21%	25%	3,378	34%	20%	2,813	31%	19%
Construction	353	3%	3%	208	2%	2%	222	2%	2%
Collateral and consumer loans	51	1%	1%	44	1%	1%	40	1%	1%
Commercial and municipal loans	1,551	16%	12%	918	9%	11%	721	8%	12%
Impaired loans	197	2%	—	361	4%	—	308	3%	—
Acquired loans (discounts to related credit quality)	—	—	—	—	—	—	—	—	—
Unallocated	240	2%	—	226	2%	—	139	2%	—

Allowance	$9,733	100%	100%	$9,909	100%	100%	$9,113	100%	100%

Allowance as a percentage of total originated loans		1.02%			1.09%			1.26%

Non-performing loans as a percentage of allowance		217.35%			172.73%			182.34%

	2010			2009
Real estate loans -
Residential, 1-4 family and home equity loans	$3,887	40%	64%	$3,984	42%	64%
Residential, 5 or more units	142	1%	2%	151	2%	2%
Commercial	2,683	27%	19%	2,855	30%	20%
Construction	575	6%	3%	227	2%	3%
Collateral and consumer loans	70	1%	1%	100	1%	2%
Commercial and municipal loans	2,004	20%	11%	2,012	21%	9%
Impaired loans	480	5%	—	165	2%	—
Unallocated	—	—	—	—	—	—

Allowance	$9,841	100%	100%	$9,494	100%	100%

Allowance as a percentage of total loans		1.44%			1.51%

Non-performing loans as a percentage of allowance		101.86%			64.87%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $30.3 million at December 31, 2013, compared to $26.3 million at December 31, 2012. The increase comes primarily from an increase of $2.3 million of the net carrying value of loans identified as impaired at December 31, 2013. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $1.3 million of OREO at December 31, 2013, representing six residential properties and one commercial property acquired during the 12 months ended December 31, 2013, compared to $102 thousand at December 31, 2012, representing one residential property acquired during the 12 months ended December 31, 2012. During the 12 months ended December 31, 2013, we sold five properties, one of which was classified as OREO at December 31, 2012, while the other four were acquired during 2013. Losses were incurred in the acquisition and liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Ten loans considered impaired at December 31, 2013, had specific reserves identified and assigned. The 10 loans are secured by real estate, business assets or a combination of both. At December 31, 2013, the allowance included $197 thousand allocated to impaired loans compared to $361 thousand at December 31, 2012.

Loans over 90 days past due were $3.9 million at December 31, 2013, compared to $3.2 million at December 31, 2012. Loans 30 to 89 days past due were $5.7 million at December 31, 2013, compared to $9.7 million at December 31, 2012. The level of loan losses and loan delinquencies, combined with moderately improving economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. We anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans decreased from 1.34% at December 31, 2012 to 0.65% at December 31, 2013, and as a percentage of total originated loans, decreased from 2.07% at the end of 2012 to 0.98% at the end of 2013.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2013, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2013, we had 57 loans with net carrying values of $12.3 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2013, the majority of “troubled debt restructurings” were performing under contractual terms and are included in impaired loans. Of the 57 loans classified as troubled debt restructured, 8 were 30 days or more past due at December 31, 2013. The balances of these loans were $799 thousand, and the loans have assigned specific allowances of $20 thousand. Thirty loans were considered troubled debt restructured at both December 31, 2013 and 2012. These 30 loans include 13 commercial real estate loans totaling $3.8 million, 15 residential loans totaling $1.4 million, 1 construction loan totaling $609 thousand and 1 commercial loan for $23 thousand. These loans, independently measured for impairment, carry a combined specific allowance of $47 thousand. At December 31, 2012, we had 65 loans with net carrying values of $12.8 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

Non-performing loans include loans classified as impaired loans and troubled debt restructured loans. Troubled debt restructured loans of $11.9 million are performing within their restructured terms and are accruing interest. These accruing troubled debt restructured loans account for the difference of $11.9 million between non-performing loans of $21.2 million and non-accrual loans of $9.3 million.

At December 31, 2013, there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	December 31, 2013			December 31, 2012
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
Impaired loans	$8,701	89.40%	0.61%	$5,799	58.52%	0.45%
Trouble debt restructured loans	12,454	127.96%	0.88%	11,202	113.05%	0.88%
Other real estate owned and chattel	1,343	13.80%	0.09%	102	1.03%	0.02%

Total impaired loans and non-performing assets(2)	$22,498	231.16%	1.58%	$17,103	172.60%	1.35%

(1)	All loans 90 days or more delinquent are placed on nonaccrual status.
(2)	2012 excludes acquired loans.

The following table sets forth the breakdown of non-performing assets at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans (1)	$9,303	$17,001	$16,616	$10,420	$6,059
Real estate and chattel property owned	1,343	102	1,344	75	100

Total nonperforming assets(2)	$10,646	$17,103	$17,960	$10,495	$6,159

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	2012 excludes acquired loans.

The following table sets forth nonaccrual (1) loans by category at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Real estate loans -
Conventional	$3,821	$6,250	$5,578	$1,645	$3,161
Commercial	4,512	9,304	8,484	7,449	2,845
Home equity	104	158	0	120	42
Construction	230	887	1,006	140	140
Consumer loans	15	—	8	18	36
Commercial and municipal loans	621	402	1,540	1,048	—

Total(2)	$9,303	$17,001	$16,616	$10,420	$6,224

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	2012 excludes acquired loans.

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

Noninterest Income and Expense

Total noninterest income increased $1.0 million, or 7.05%, to $15.7 million for the 12 months ended December 31, 2013, compared to the same period in 2012. Customer service fees increased $172 thousand, or 3.39%, due in part to increased volume and related revenue from ATM and debit card usage.

Net gain on sales and calls of securities decreased $2.9 million, or 74.76%, due in part to a 22.79% decrease in the volume of sales of securities coupled with lower market values in 2013, compared to 2012, which resulted in lower gains recorded. During 2013, as part of our long-term investment planning, we sold investments to fund loans returning to investment levels closer to those held prior to our participation in Treasury capital programs. Net gain on sales of loans decreased $643 thousand, or 22.44%, as we sold $88.7 million of 1-4 family conventional mortgage loans into the secondary market during 2013, down $44.8 million from $133.5 million of loans sold during 2012. In addition to decreased volume, the rate valuation, and subsequent gains added to the reduction in overall revenue for the category. We also retained a higher portion of originated mortgage loans within our portfolio during 2013, resulting in balance sheet increases related to net originated loans of $78.4 million and $20.2 million of conventional real estate loans and commercial real estate loans, respectively, excluding increases due to the acquisitions of CFC and Charter Holding. Net gains on sales of OREO and fixed assets increased $155 thousand during 2013 as we recognized net gains of $5 thousand compared to a net loss of $150 thousand on other real estate and chattel property owned in 2012.

The remeasurement gain recorded for the year ended December 31, 2013, was a gain of $1.4 million related to the write-up of the Bank’s investment in Charter Holding at acquisition date from $4.8 million to the market value of $6.2 million. The market value was based on the purchase price paid to MVSB to assume its 50% ownership of Charter Holding on September 4, 2013. Income from equity interest in Charter Holding decreased $150 thousand to $294 thousand for the year ended December 31, 2013, from $444 thousand for the same period in 2012. As 100% owner of Charter Holding, effective September 4, 2013, the Bank will not record additional income from equity interest in Charter Holding going forward as future activity will be included in consolidated earnings as trust income and related expense categories. Trust income was $2.7 million for the year ended December 31, 2013, and represents trust income since September 4, 2013, when the Bank became 100% owner of Charter Holding.

Rental income increased $10 thousand, or 1.36%, as revenue within this category remained relatively unchanged. Bank-owned life insurance income increased $81 thousand to $626 thousand. Insurance commissions increased $152 thousand to $1.5 million for the year ended December 31, 2013, compared to $1.3 million in 2012.

Total noninterest expenses increased $7.5 million, or 25.23%, to $37.0 million for the 12 months ended December 31, 2013, from $29.5 million for the same period in 2012. Salaries and employee benefits increased $4.2 million, or 27.94%, to $19.2 million for the 12 months ended December 31, 2013, from $15.0 million for the same period in 2012. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $4.0 million, or 23.25%, to $21.2 million for the 12 months ended December 31, 2013, from $17.2 million for the same period in 2012. Gross salaries increased $3.7 million, or 29.83%, to $16.1 million for the 12 months ended December 31, 2013, compared to the same period in 2012. In addition to ordinary staffing additions, salary expenses related to Charter Trust operations accounted for approximately $1.1 million, or 41.72% of the increase, while staffing related to a full year of TNB salaries amounted to approximately $979 thousand, and RNB salaries since acquisition date of October 25, 2013 added approximately $373 thousand to the overall expense. Average full time equivalents increased to 360 at December 31, 2013, compared to 278 at December 31, 2012; this change reflects the impact of additional staff from CFC and Charter Holding. Benefits costs increased $1.3 million. This increase includes increases of $292 thousand related to retirement costs and $233 thousand in health insurance costs. The deferral of expenses associated with the origination of loans decreased $247 thousand, or 11.14%, to $2.0 million for the 12 months ended December 31, 2013, from $2.2 million for the same period in 2012. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The decrease is a direct result of the change in the volume of loan origination year over year.

Occupancy and equipment expenses increased $852 thousand, or 23.35%, to $4.5 million for the 12 months ended December 31, 2013, from $3.6 million for the same period in 2012, due primarily to a higher number of locations during 2013 including TNB, RNB, and Charter Holding locations assumed and the opening of a second location in Nashua, New Hampshire. Advertising and promotion increased $181 thousand, or 37.63%, to $662 thousand for the 12 months ended December 31, 2013, from $481 thousand for the same period in 2012, due primarily to increases in promotions related to the acquisition of RNB, an increase in print advertising of $51 thousand, and the additional marketing expense at Charter Holding of $75 thousand for approximately four months of their operations. Depositors’ insurance decreased $26 thousand to $776 thousand at December 31, 2013, compared to $802 thousand at December 31, 2013, due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2013 despite an overall increase in assessed deposits.

Professional fees increased $57 thousand, or 4.75%, to $1.3 million for the 12 months ended December 31, 2013 from $1.2 million for the same period in 2012, reflecting among other things increased legal expenses and consulting fees including $30 thousand related to Charter Holding operations, offset in part by a decrease in audit expenses. Data processing and outside services fees increased $276 thousand, or 24.70%, to $1.4 million for the 12 months ended December 31, 2013 compared to the same period in 2012 due to increases in core processing, online banking, and collection expenses offset in part by decreases in correspondent expenses as well as expenses associated with the overdraft protection program. ATM processing fees increased $132 thousand, or 26.53%, to $630 thousand for the 12 months ended December 31, 2013, from $498 thousand for the same period in 2012 which is consistent with the impact increased volume had within customer service fees. Net amortization (benefit) of mortgage servicing rights (“MSR”) and mortgage servicing income increased $132 thousand to a net benefit of $40 thousand for the 12 months ended December 31, 2013, from a net amortization of $92 thousand for the same period in 2012.

Merger related expenses increased $453 thousand, or 38.78%, to $1.6 million for the year ended December 31, 2013, compared to $1.2 million for the same period in 2012. These expenses reflect the non-deductible legal and investment banking expenses recorded by us related to the acquisition of CFC that are not qualified tax deductions. As a result, the impact of these expenses was a reduction to net income of $792 thousand with no offsetting tax benefit. Other merger related expenses included $827 thousand of system conversion and other operations related expenses related to the conversion and integrations of CFC and Charter Holding.

Amortization of customer list intangibles increased $164 thousand with the addition of the customer list intangible from Charter Holding and amortization of core deposit intangibles increased $411 thousand with the addition of the core deposit intangible from CFC.

Other expenses increased $759 thousand, or 18.88%, to $4.8 million for the 12 months ended December 31, 2013 from $4.0 million compared to the same period in 2012. This includes the addition of $462 thousand of other expenses related to the operations of Charter Holding since September 4, 2013. In the fourth quarter of 2013, we recorded an off-balance sheet loss provision of $140 thousand related to an identified liability under our seller’s agreement with to Federal Home Loan Mortgage Corp. requiring us to repurchase bad debt under certain circumstances.

Selected Financial Highlights and Ratios

For the Years Ended December 31,	2013	2012	2011	2010	2009
	(In thousands, except per share and percentage data)
Net Income	$8,414	$7,759	$7,669	$7,947	$6,598
Per Share Data:
Basic Earnings (1)	1.11	1.20	1.20	1.29	1.06
Diluted Earnings	1.11	1.20	1.20	1.29	1.06
Dividends Paid	0.52	0.52	0.52	0.52	0.52
Dividend Payout Ratio	46.85	43.33	43.33	40.31	49.06
Return on Average Assets	0.66%	0.69%	0.74%	0.79%	0.73%
Return on Average Common Equity	6.98%	6.99%	7.96%	8.71%	7.75%

As of December 31,	2013	2012	2011	2010	2009
	(In thousands, except per share, percentage and branch data)
Total Assets	$1,423,870	$1,270,477	$1,041,819	$994,536	$962,601
Total Securities (2)	134,998	221,875	217,933	203,599	224,469
Loans, Net	1,134,110	902,236	714,952	675,514	620,333
Total Deposits	1,088,092	949,341	803,023	778,219	734,429
Federal Home Loan Bank Advances	121,734	142,730	80,967	75,959	95,962
Stockholders’ Equity	149,257	129,494	108,660	92,391	87,776
Book Value per Common Share	$15.37	$15.09	$15.20	$14.26	$13.48
Average Common Equity to Average Assets	9.51%	8.13%	7.27%	8.11%	9.45%
Shares Outstanding	8,216,747	7,055,946	5,832,360	5,773,772	5,771,772
Number of Office Locations	44	30	30	28	28

(1)	See Note 17 to our Consolidated Financial Statements located elsewhere in this report for additional information regarding earnings per share.
(2)	Includes available-for-sale securities shown at fair value, held-to-maturity securities at cost and FHLBB stock at cost.

Accounting for Income Taxes

The provision for income taxes for the years ended December 31 includes net deferred income tax expense of $592 thousand in 2013, $479 thousand in 2012 and $791 thousand in 2011. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

We have provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Years Ended December 31, 2012 and 2011

We earned $7.8 million, or $1.20 per common share, assuming dilution, for the year ended December 31, 2012, compared to $7.7 million, or $1.20 per common share, assuming dilution, for the year ended December 31, 2011.

Financial Condition

Total assets increased $228.7 million, or 21.95%, to $1.3 billion at December 31, 2012, from $1.0 million at December 31, 2011. This increase includes an increase of $122.5 million from the acquisition of TNB. Cash and cash items increased $14.7 million, or 59.30%.

Total net loans receivable excluding loans held-for-sale increased $187.3 million, or 26.20%, to $902.2 million at December 31, 2012, compared to $715.0 million at December 31, 2011, including $89.0 million from TNB. Our conventional real estate loan portfolio increased $74.4 million, or 18.75%, to $471.4 million at December 31, 2012, from $397.0 million at December 31, 2011, including $13.2 million from TNB. The outstanding balances on home equity loans and lines of credit decreased $2.7 million to $69.0 million over the same period, net of $1.1 million acquired from TNB. Construction loans increased $6.7 million, or 52.48%, to $19.4 million including $4.2 million acquired from TNB. Commercial real estate loans increased $85.8 million, or 57.83%, over the same period to $234.3 million. In addition to $55.7 million of commercial real estate loans acquired from TNB, the increase in commercial real estate loans represents loans to existing commercial customers and new commercial customers offset by normal amortizations and prepayments as well as principal pay-downs. Additionally, consumer loans decreased $39 thousand, or 0.53%, to

$7.3 million including $709 thousand from TNB, and commercial and municipal loans increased $23.9 million, or 28.53%, to $107.8 million including $14.0 million acquired from TNB. Sold loans totaled $385.4 million at December 31, 2012, an increase of $19.6 million, or 5.36%, compared to $365.8 million at December 31, 2011. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell fixed-rate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2012, adjustable-rate mortgages comprised approximately 57% of our real estate mortgage loan portfolio, which is lower than in prior years as we originated shorter-term loans in 2012, such as the ten-year fixed mortgage loan, which are held in portfolio as well as holding a portion of 15-year fixed mortgage loans and experiencing higher refinancing from adjustable-rate products into fixed rate products. Non-performing assets were 1.35% of total assets and 2.10% of total loans originated at December 31, 2012, compared to 1.70% and 2.45%, respectively, at December 31, 2011.

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

There were no other borrowings at December 31, 2012, compared to $543 thousand at December 31, 2011. The balance at December 31, 2011 reflected a note payable issued to the principals of McCrillis & Eldredge as part of the acquisition, which was paid in full by December 31, 2012.

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

For the year ended December 31, 2012, our combined cost of funds decreased to 0.77% as compared to 0.97% for 2011. The cost of deposits, including repurchase agreements, decreased 20 basis points for 2011 to 0.55% compared to 0.75% in 2011, due primarily to the downward repricing of maturing time deposits and advances combined with increases in lower-costing checking accounts.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 2.81% in 2012 from 3.01% in 2011. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 2.85% during 2012, from 3.05% during 2011.

Allowance and Provision for Loan Losses

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2012 was $9.9 million compared to $9.1 million at December 31, 2011. At $9.9 million, the allowance for loan losses represents 1.09% of total loans held, down from 1.26% at December 31, 2011. Total non-performing assets at December 31, 2012 were $17.1 million, representing 172.73% of the allowance for loan losses. Modestly improving economic and market conditions coupled internal risk rating changes offset by portfolio growth resulted in us adding $2.7 million to the allowance for loan and lease losses during 2012 compared to $1.3 million in 2011. The provisions during the 12 months ended December 31, 2012 have been offset by loan charge-offs of $2.3 million and recoveries of $455 thousand during the same period. Portfolio performance, growth, and charge-offs resulted in our decision to increase the provision for loan losses during 2012 while the majority of growth was in real estate-collateralized loans resulting in an overall lower allowance to total originated portfolio loans. The provisions made in 2012 reflect loan loss experience in 2012 and changes in economic conditions that increase the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2012 as needed to maintain the allowance at an adequate level.

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

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $26.3 million at December 31, 2012, compared to $25.1 million at December 31, 2011. The increase comes primarily from an increase of $2.3 million of the net carrying value of loans identified as impaired of at December 31, 2012. This increase includes two commercial real estate loans from one relationship totaling $1.7 million with no impairment. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $102 thousand of OREO at December 31, 2012, representing one residential property acquired during the 12 months ended December 31, 2012, compared to $1.3 million at December 31, 2011, representing two commercial properties and three residential properties acquired during the 12 months ended December 31, 2011. During the 12 months ended December 31, 2012, we sold four properties, three of which was classified as OREO at December 31, 2011, while the other was acquired during 2011. Losses are incurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Eleven loans considered impaired loans at December 31, 2012, had specific reserves identified and assigned. The 11 loans are secured by real estate, business assets or a combination of both. At December 31, 2012, the allowance included $361 thousand allocated to impaired loans compared to $308 thousand at December 31, 2011. Eighteen loans considered impaired at December 31, 2012, had identified losses and recorded charge-offs of $855 thousand, or 37.04% of total charge-offs, during the 12 months ended December 31, 2012.

Loans over 90 days past due were $3.2 million at December 31, 2012, compared to $3.3 million at December 31, 2011. Loans 30 to 89 days past due were $9.7 million at December 31, 2012, compared to $5.6 million at December 31, 2011. The level of loan losses and loan delinquencies and changes in loan risk ratings resulting in more classified loans, combined with weaker economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. As a percentage of assets, non-performing loans decreased from 1.59% at December 31, 2011 to 1.34% at December 31, 2012, and as a percentage of total originated loans, decreased from 2.45% at the end of 2011 to 2.07% at the end of 2012.

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

Rental income increased $22 thousand, or 3.08%, as revenue within this category remained relatively unchanged. The realized gain in Charter Holding decreased $129 thousand, or 22.51%, to $444 thousand for the 12 months ended December 31, 2012, from $573 thousand for the same period in 2011, as a direct reflection of earnings reported by Charter Holding. Brokerage service income decreased from $3 thousand to no recorded earnings for the year ended December 31, 2012, as the Bank focused on other non-deposit products including products offered by its insurance agency. Bank-owned life insurance increased $113 thousand to $545 thousand due primarily to increased investment of $5.0 million in bank-owned life insurance. Insurance commissions increased $1.3 million for the year ended December 31, 2012, compared to $119 thousand in 2011. The insurance commissions for 2011 reflect earnings from the acquisition of McCrillis & Eldredge on November 10, 2011 through year end.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034, or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures II, in whole or in part, on or after March 30, 2011 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034, or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures III, in whole or in part, on or after March 30, 2011 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At year-end 2013, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $20.7 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At December 31, 2013, we had approximately $168.2 million in additional borrowing capacity from the FHLBB.

At December 31, 2013, stockholders’ equity totaled $149.3 million compared to $129.5 million at December 31, 2012. The increase of $19.8 million primarily reflects net income of $8.4 million, the payout of $3.7 million in common stock dividends, $316 thousand in preferred stock dividends declared, other comprehensive loss in the amount of $1.5 million, $544 thousand from the exercise of stock options, and $16.0 million from the acquisition of CFC.

The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At December 31, 2013, 148,088 shares remained to be repurchased under the plan. During 2013, no shares were repurchased.

At December 31, 2013, we had unrestricted funds in the amount of $2.6 million. Our total cash needs during 2014 are estimated to be approximately $5.7 million with $4.2 million projected to be used to pay dividends on our common stock, $587 thousand to pay interest on our capital securities, $230 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $615 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional cash requirements for 2014, if needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities was $20.5 million for 2013 compared to net cash provided by operating activities of $1.1 million in 2012. The change includes a decrease in the amount of $1.7 million in provision for loan losses, a decrease in gains on sales and calls of securities of $2.9 million, a decrease in amortization of securities, net, of $257 thousand, a change in mortgage servicing rights of $195 thousand, an increase in the amortization of intangible assets of $575 thousand, a change in the activity of loans held-for sale of $19.8 million, a decrease of $183 thousand in impairment losses on other real estate owned, a decrease in the change in accrued interest receivable and other assets of $1.1 million, and a change of $378 thousand in the increase in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $2.0 million in 2013, compared to net cash flows used in investing activities of $88.8 million in 2012, a change of $86.9 million as we utilized investment cash flows and sales to fund loan originations. During 2013, net cash used by loan originations and net principal collections decreased by $2.4 million while our loans held in portfolio increased, and net cash provided by securities available-for-sale increased $69.8 million.

Net cash flows used by financing activities totaled $24.2 million in 2013, compared to net cash flows provided by financing activities of $102.1 million in 2012, a change of $126.3 million. Net cash provided by deposits decreased $58.4 million. Net cash used in net change in advances from FHLBB increased $81.0 million as we reduced our advances outstanding compared to an increase in advances outstanding during 2012. Net cash provided by the repurchased agreements increased $11.6 million during 2013.

We expect to be able to fund loan demand and other investing activities during 2014 by continuing to utilize the FHLBB’s advance program and cash flows from securities and loans. On December 31, 2013, approximately $20.7 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

On August 25, 2012, as part of the SBLF program, we entered into a Purchase Agreement with Treasury pursuant to which we issued and sold to the U.S. Department of Treasury (“Treasury”) 20,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”). We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under Treasury’s Capital Purchase Program. With the acquisition of TNB in 2012, we assumed $3.0 million of preferred stock issued to Treasury resulting in a total of 23,000 shares of Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, issued and outstanding to the Treasury at December 31, 2013 and 2012.

The initial rate payable on SBLF capital is, at most, 5%, and the rate falls to 1% if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by our Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock. Please refer to Note 20 of our Consolidated Financial Statements located elsewhere in this report for further discussion.

The OCC requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00% (or 3.00% under certain conditions), and 8.00%, respectively. At December 31, 2013, the Bank’s ratios were 8.39%, 8.39%, and 13.03%, respectively, well in excess of the OCC requirements for well capitalized banks. Additional information on these requirements can be found under “Regulations” of this report.

Book value per common share was $15.37 at December 31, 2013, compared to $15.09 per common share at December 31, 2012. Tangible book value per common share was $8.59 at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholders’ equity. We believe that tangible book value per common share provides information to investors that is useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Shareholders’ equity	$149,257	$129,494
Less goodwill	44,632	35,395
Less other intangible assets	11,020	3,416
Less preferred stock	23,000	23,000

Tangible common equity	$70,605	$67,683

Ending common shares outstanding	8,216,747	7,055,946
Tangible book value per common share	$8.59	$9.59

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

Our one-year cumulative interest-rate gap at December 31, 2013 was positive 0.58% compared to the December 31, 2012 gap of negative 0.80%. At December 31, 2013, repricing assets over the next 12 months were $7.4 million more than repricing liabilities for the same period compared to $9.1 million more repricing liabilities than repricing assets at December 31, 2012. With an asset sensitive positive gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. At positive 0.58%, the assets and liabilities scheduled to reprice during 2014 are fairly well-matched.

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

The following table shows our interest rate sensitivity (gap) table at December 31, 2013:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$196,506	$85,656	$152,447	$164,442	$535,059	$1,134,110
Investments and overnight deposit	44,472	2,479	5,507	17,080	77,273	146,811

Total	240,978	88,135	157,954	181,522	612,332	1,280,921

Interest-bearing liabilities:
Deposits	250,056	59,649	71,296	63,569	643,522	1,088,092
Repurchase agreements	27,885	—	—	—	—	27,885
Borrowings	25,750	45,000	—	40,000	10,984	121,734

Total	303,691	104,649	71,296	103,569	654,506	1,237,711

Period sensitivity gap	(62,713)	(16,514)	86,658	77,953	(42,174)	$43,210
Cumulative sensitivity gap	$(62,713)	$(79,227)	$7,431	$85,384	$43,210
Cumulative sensitivity gap as a percentage of interest-earning assets	-4.90%	-6.19%	0.58%	6.67%	3.37%	3.37%

The following table sets forth our EVE at December 31, 2013:

Change	Net Portfolio Value			EVE as % of PV Assets
in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+400 bp	$93,061	$(44,500)	-32.35%	7.55%	-255bp
+300 bp	103,541	(34,020)	-24.73%	8.20%	-190bp
+200 bp	114,453	(23,108)	-16.80%	8.85%	-125bp
+100 bp	125,731	(11,830)	-9.41%	9.48%	-62bp
0 bp	137,561	—	—	10.10%	—
-100 bp	142,138	4,577	3.33%	10.20%	10bp

Interest Rate Swap

On May 1, 2008, we entered into an interest rate swap agreement with PNC Bank, effective on June 17, 2008. The interest rate agreement converted Trust II’s interest rate from a floating rate to a fixed-rate basis. The interest rate swap agreement had a notional amount of $10.0 million and matured on June 17, 2013. Under the swap agreement, we received quarterly interest payments at a floating rate based on three month LIBOR plus 2.79% and were obligated to make quarterly interest payments at a fixed-rate of 6.65%.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company for the year ended December 31, 2013, we are not required to provide the information required by this Item.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company for the year ended December 31, 2013, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections entitled “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Committees of the Board – Nominating Committee” and “Corporate Governance – Committees of the Board – Audit Committee” in our Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in our Proxy Statement.

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

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen R. Theroux	President and Chief Executive Officer	March 17, 2014
	Stephen R. Theroux	(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Stephen R. Theroux and Laura Jacobi, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2014.

Name	Title

/s/ Stephen W. Ensign Stephen W. Ensign	Executive Chairman of the Board

/s/ Stephen R. Theroux Stephen R. Theroux	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Laura Jacobi Laura Jacobi	First Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Leonard R. Cashman Leonard R. Cashman	Director

/s/ Stephen P. Dimick Stephen P. Dimick	Director

/s/ Catherine A. Feeney Catherine A. Feeney	Director

/s/ Stephen J. Frasca Stephen J. Frasca	Director

/s/ William C. Horn William C. Horn	Director

/s/ Peter R. Lovely Peter R. Lovely	Director

/s/ Jack H. Nelson Jack H. Nelson	Director

/s/ John P. Stabile II John P. Stabile II	Director

/s/ Joseph B. Willey Joseph B. Willey	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Hampshire Thrift Bancshares, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 17, 2014

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

As of December 31,	2013	2012
ASSETS
Cash and due from banks	$12,005	$25,897
Interest-bearing deposit with the Federal Reserve Bank	21,573	13,265

Cash and cash equivalents	33,578	39,162
Interest-bearing time deposits with other banks	1,743	250
Securities available-for-sale	125,238	212,369
Federal Home Loan Bank stock	9,760	9,506
Loans held-for-sale	680	11,983
Loans receivable, net of the allowance for loan losses of $9.8 million as of December 31, 2013 and $9.9 million as of December 31, 2012	1,134,110	902,236
Accrued interest receivable	2,628	2,845
Premises and equipment, net	23,842	17,261
Investments in real estate	3,681	4,074
Other real estate owned	1,343	102
Goodwill	44,632	35,395
Intangible assets	11,020	3,416
Investment in partially owned Charter Holding Corp., at equity	—	4,909
Bank owned life insurance	19,544	18,905
Other assets	12,071	8,064

Total assets	$1,423,870	$1,270,477

LIABILITIES
Deposits:
Noninterest-bearing	$101,446	$74,133
Interest-bearing	986,646	875,208

Total deposits	1,088,092	949,341
Federal Home Loan Bank advances	121,734	142,730
Securities sold under agreements to repurchase	27,885	14,619
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	16,282	13,673

Total liabilities	1,274,613	1,140,983

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized:
Series B, non-cumulative perpetual, 23,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, liquidation value $1,000 per share	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 8,651,076 shares issued and 8,216,747 shares outstanding as of December 31, 2013 and 7,486,225 shares issued and 7,055,946 shares outstanding as of December 31, 2012	87	75
Paid-in capital	100,961	83,977
Retained earnings	58,347	53,933
Unearned restricted stock awards	(490)	(377)
Accumulated other comprehensive loss	(2,897)	(1,444)
Treasury stock, at cost, 434,329 shares as of December 31, 2013 and 430,279 as of December 31, 2012	(6,751)	(6,670)

Total stockholders’ equity	149,257	129,494

Total liabilities and stockholders’ equity	$1,423,870	$1,270,477

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

For the years ended December 31,	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$38,034	$32,542	$31,640
Interest on debt securities:
Taxable	1,333	3,223	4,601
Dividends	52	62	35
Other	857	594	912

Total interest and dividend income	40,276	36,421	37,188

INTEREST EXPENSE
Interest on deposits	4,055	4,381	5,771
Interest on advances and other borrowed money	1,585	1,944	1,863
Interest on debentures	806	1,027	1,008
Interest on securities sold under agreements to repurchase	51	47	47

Total interest expense	6,497	7,399	8,689

Net interest and dividend income	33,779	29,022	28,499
PROVISION FOR LOAN LOSSES	962	2,705	1,351

Net interest and dividend income after provision for loan losses	32,817	26,317	27,148

NONINTEREST INCOME
Customer service fees	5,239	5,067	5,071
Net gain on sales and calls of securities	964	3,819	2,588
Net gain on sales of loans	2,224	2,867	931
Net gain (loss) on sales of other real estate owned, other assets and fixed assets	5	(150)	27
Remeasurement gain of equity interest in Charter Holding Corp.	1,369	—	—
Rental income	746	736	714
Realized gain in Charter Holding Corp.	294	444	573
Brokerage service income	—	—	3
Bank owned life insurance income	626	545	432
Trust commissions and fees	2,741	—	—
Insurance commissions	1,467	1,315	119

Total noninterest income	15,675	14,643	10,458

NONINTEREST EXPENSES
Salaries and employee benefits	19,206	15,022	14,306
Occupancy and equipment expenses	4,500	3,648	3,806
Depositors’ insurance	776	802	793
Professional services	1,265	1,208	1,122
Data processing and outside services fees	1,393	1,117	1,048
ATM processing fees	630	498	481
Telephone expense	706	664	799
Net (benefit) amortization of mortgage servicing rights and mortgage servicing income	(40)	92	(117)
Supplies	454	373	344
Advertising and promotion	662	481	510
Merger related expense	1,620	1,167	—
Amortization of intangible assets	1,000	425	424
Other expenses	4,779	4,020	3,610

Total noninterest expenses	36,951	29,517	27,126

INCOME BEFORE PROVISION FOR INCOME TAXES	11,541	11,443	10,480
PROVISION FOR INCOME TAXES	3,127	3,684	2,811

NET INCOME	$8,414	$7,759	$7,669

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,098	$7,093	$6,956

Earnings per common share	$1.11	$1.20	$1.20

Earnings per common share, assuming dilution	$1.11	$1.20	$1.20

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

For the years ended December 31,	2013	2012	2011
Net income	$8,414	$7,759	$7,669
Net change in unrealized (loss) gain on available-for-sale securities, net of tax effect	(2,382)	(530)	1,906
Net change in pension plan, net of tax effect	860	(217)	(381)
Net change in derivatives, net of tax effect	101	182	146
Net change in unrealized gain on equity investment, net of tax effect	(32)	8	(31)

Comprehensive income	$6,961	$7,202	$9,309

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

For the years ended December 31,	2013	2012	2011
PREFERRED STOCK
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	—	—	—
Redemption of preferred stock	—	—	—

Balance, end of year	$—	$—	$—

COMMON STOCK
Balance, beginning of year	$75	$63	$62
Issuance of common shares	—	12	1
Issuance of common shares from dividend reinvestment plan	—	—	—
Acquisition of Central Financial Corporation	11	—	—
Exercise of stock options (103,400 in 2013, 40,042 in 2012 and no shares in 2011)	1	—	—

Balance, end of year	$87	$75	$63

WARRANTS
Balance, beginning of year	$—	$85	$85
Repurchase of warrants	—	(85)	—

Balance, end of year	$—	$—	$85

PAID-IN CAPITAL
Balance, beginning of year	$83,977	$66,658	$55,921
Issuance of common stock from exercise of stock options	513	365	—
Tax benefit for stock options and awards	30	25	—
Issuance of common stock from dividend reinvestment plan	202	—	—
Shares surrendered to treasury stock	265	—	—
Restricted stock awards, issued from treasury stock, net	—	(104)	—
Acquisition of Central Financial Corporation	15,974	—	—
Acquisition of McCrillis & Eldredge Insurance	—	53	684
Acquisition of The Nashua Bank	—	14,632	—
Repurchase of warrants	—	(652)	—
Issuance/assumption of preferred stock	—	3,000	20,000
Redemption of preferred stock	—	—	(10,000)
Preferred stock net accretion	—	—	53

Balance, end of year	$100,961	$83,977	$66,658

RETAINED EARNINGS
Balance, beginning of year	$53,933	$49,892	$46,001
Net income	8,414	7,759	7,669
Preferred stock net accretion	—	—	(53)
Cash dividends declared, preferred stock	(316)	(666)	(723)
Cash dividends paid, common stock	(3,684)	(3,052)	(3,002)

Balance, end of year	$58,347	$53,933	$49,892

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(377)	$—	$—
Shares awarded (14,500 in 2013, 35,000 in 2012 and no shares in 2011)	(189)	(440)	—
Shares forfeited (no shares in 2013, 5,000 in 2012 and no shares in 2011)	—	63	—
Shares vested	76	—	—

Balance, end of year	$(490)	$(377)	$—

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(continued)

(Dollars in thousands) For the years ended December 31,	2013	2012	2011
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(1,444)	$(887)	$(2,527)
Other comprehensive (loss) income, net of tax effect	(1,453)	(557)	1,640

Balance, end of year	$(2,897)	$(1,444)	$(887)

TREASURY STOCK
Balance, beginning of year	$(6,670)	$(7,151)	$(7,151)
Issuance of restricted stock awards (14,500 shares in 2013, 35,000 shares in 2012 and no shares in 2011)	189	544	—
Surrender of outstanding shares	(270)	—	—
Shares repurchased (5,000 shares in 2012)	—	(63)	—

Balance, end of year	$(6,751)	$(6,670)	$(7,151)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands) For the years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$8,414	$7,759	$7,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,806	1,431	1,410
Net (increase) decrease in mortgage servicing rights	(532)	(337)	173
Amortization of securities, net	781	1,038	1,180
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
(Accretion) amortization of fair value adjustments, net (loans, deposits and borrowings)	(761)	122	109
Amortization of intangible assets	1,000	425	424
Net decrease (increase) in loans held-for-sale	11,303	(8,549)	2,453
Net gain on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(6)	(40)	(27)
Impairment losses on other real estate owned	—	183	—
Net gain on sales and calls of securities	(964)	(3,819)	(2,588)
Remeasurement gain of equity interest in Charter Holding Corp.	(1,369)	—	—
Equity in gain of partially owned Charter Holding Corp.	(294)	(444)	(573)
Provision for loan losses	962	2,705	1,351
Deferred tax expense	592	479	791
Tax benefit for stock options and awards	(30)	(25)	—
Change in cash surrender value of life insurance	(626)	(545)	(462)
Decrease in accrued interest receivable and other assets	26	1,082	590
Change in deferred loan origination costs, net	(921)	(1,118)	(381)
Increase (decrease) in accrued expenses and other liabilities	1,091	713	(1,509)

Net cash provided by operating activities	20,483	1,071	10,621

Cash flows from investing activities:
Capital expenditures—investment in real estate	(5)	(503)	—
Capital expenditures—software	(286)	(70)	(192)
Capital expenditures—premises and equipment	(4,312)	(1,297)	(925)
Purchases of interest-bearing time deposits with other banks	—	(250)	—
Maturities of interest-bearing time deposits with other banks	499	—	—
Proceeds from sales of securities available-for-sale	125,773	194,347	102,632
Purchases of securities available-for-sale	(124,587)	(223,664)	(156,667)
Proceeds from calls and maturities of securities available-for-sale	89,312	50,022	44,290
Redemption of Federal Home Loan Bank stock	213	119	—
Purchases of Federal Home Loan Bank stock	—	(1,627)	—
Capital distribution—Charter Holding Corp., at equity	340	438	545
Loan originations and principal collections, net	(94,515)	(96,888)	(35,885)
Purchases of loans	(10,479)	(4,799)	(6,372)
Recoveries of loans previously charged off	848	596	365
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	874	1,409	135
Investment in bank owned life insurance	—	(5,000)	(2,500)
Cash paid to acquire Charter Holding Corporation, net	(3,105)	—	—
Cash paid to acquire McCrillis & Eldredge, net	—	—	(175)
Cash and cash equivalents acquired from The Nashua Bank, net of expenses and cash paid	—	(1,623)	—
Cash and cash equivalents acquired from Central Financial Corporation	17,512	—	—
Premium paid on life insurance policies	(13)	(13)	(12)

Net cash used in investing activities	(1,931)	(88,803)	(54,761)

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Dollars in thousands) For the years ended December 31,	2013	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	19,985	64,159	40,482
Net decrease in time deposits	(30,531)	(16,320)	(15,678)
(Decrease) increase in short-term advances from Federal Home Loan Bank	(15,000)	15,000	15,000
Principal advances from Federal Home Loan Bank	45,000	45,000	5,000
Repayment of advances from Federal Home Loan Bank	(51,000)	—	(15,000)
Repayment of other borrowed funds	—	(543)	—
Net increase (decrease) in repurchase agreements	10,664	(895)	(651)
Issuance of common stock from dividend reinvestment plan	202	—	—
Redemption of stock warrants	—	(737)	—
Proceeds from issuance of preferred stock	—	—	20,000
Redemption of preferred stock	—	—	(10,000)
Dividends paid on preferred stock	(316)	(848)	(484)
Dividends paid on common stock	(3,684)	(3,052)	(3,002)
Proceeds from exercise of stock options	514	365	—
Tax benefit for stock options and awards	30	25	—

Net cash (used in) provided by financing activities	(24,136)	102,154	35,667

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,584)	14,422	(8,473)
CASH AND CASH EQUIVALENTS, beginning of year	39,162	24,740	33,213

CASH AND CASH EQUIVALENTS, end of year	$33,578	$39,162	$24,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,588	$7,396	$8,763

Income taxes paid	$2,902	$3,633	$1,850

Loans transferred to other real estate owned	$330	$547	$1,891

Loans originated from sales of other real estate owned	$—	$237	$508

Write-off of assets acquired to goodwill	$41	$—	$—

Acquisitions:	Charter Holding Corporation	The Nashua Bank	McCrillis & Eldredge
Cash and cash equivalents acquired	$3,095	$2,790	$97
Securities available-for-sale	633	20,852	25
Federal Home Loan Bank stock	—	383	—
Net loans acquired	—	88,203	—
Premises and equipment acquired	1,365	729	34
Investment in real estate	—	249	—
Accrued interest receivable	—	375	—
Bank owned life insurance policies	—	—	15
Other assets acquired	1,411	95	37
Customer list intangible	4,036	—	629
Core deposit intangible	—	2,086	—

	10,540	115,762	837

Deposits assumed	—	98,479	—
Federal Home Loan Bank borrowings assumed	—	1,754	—
Other liabilities assumed	2,706	897	372

	2,706	101,130	372

Net assets acquired	7,834	14,632	465
Merger costs	12,400	21,378	1,769

Goodwill	$4,566	$6,746	$1,304

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

(Dollars in thousands) For the year ended December 31,	2013
Acquisitions (continued):	Central Financial Corporation
Cash and cash equivalents acquired	$17,512
Interest-bearing time deposits with other banks	1,992
Securities available-for-sale	6,494
Federal Home Loan Bank stock	467
Net loans acquired	127,721
Premises and equipment acquired	2,532
Other real estate owned	1,477
Accrued interest receivable	23
Other assets acquired	1,646
Core deposit intangible	4,568

164,432

Deposits assumed	149,684
Securities sold under agreements to repurchase	2,602
Other liabilities assumed	791

153,077

Net assets acquired	11,355
Merger costs	15,985

Goodwill	$4,630

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	Summary of significant accounting policies:

Nature of operations—New Hampshire Thrift Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (the “Bank”), a federal stock savings bank, operates 37 branches in Chester, Grafton, Hillsborough, Merrimack and Sullivan counties in New Hampshire and Rutland, Windsor and Orange counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the regions. The Company’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Principles of consolidation—The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings and investment properties, Lake Sunapee Financial Services Corp. (“LSFSC”), which sells brokerage securities and insurance products to customers, McCrillis & Eldredge Insurance, Inc. (“MEI”), a full-line independent insurance agency acquired in 2011, which offers a complete range of commercial insurance services and consumer products, and Charter Holding Corp. (“CHC”) , which wholly owns Charter Trust Company (“CTC”), a trust services and wealth management company. LSGI, LSFSC, MEI, and CHC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation—Overall,” the subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2013 and 2012 includes $7.3 million and $8.9 million, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank and PNC Bank.

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

Federal Home Loan Bank stock—As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

Investment in CHC—Through September 3, 2013, the Company owned a 50% interest in CHC with one other New Hampshire bank. On September 4, 2013, the Company purchased the other bank’s ownership interest. As a result, the Bank wholly owned CHC at December 31, 2013, and the accounts of CHC are included in the consolidated financial statements at said date. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from six offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

The Bank used the equity method of accounting to account for its 50% ownership investment in CHC through September 3, 2013. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor’s share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The investor’s share of the income or losses of the investee is included in the investor’s net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses, also are applicable to the equity method.

Loans held-for-sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. No losses have been recorded.

Nonaccrual loans—Residential real estate loans and consumer loans are placed on nonaccrual status when they become 90 days past due. Commercial loans are placed on nonaccrual status when they become 90 days past due or when it becomes probable that the Bank will be unable to collect all amounts due pursuant to the terms of the loan agreement. When a loan has been placed on nonaccrual status, previously accrued interest is reversed with a charge against interest income on loans. Interest received on nonaccrual loans is generally booked to interest income on a cash basis. Residential real estate loans and consumer loans generally are returned to accrual status when they are no longer over 90 days past due. Commercial loans are generally returned to accrual status when the collectability of principal and interest is reasonably assured.

NOTE 1.	Summary of significant accounting policies: (continued)

Acquired Loans—Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Through December 31, 2012, acquired loans were generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool was accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans were not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans were considered to be accruing loans because their interest income related to the accretable yield was recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” included estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans were first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Subsequent to acquisition, through December 31, 2012, actual cash collections were monitored relative to management’s expectations and revised cash flow forecasts were prepared, as warranted. These revised forecasts involved updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•	Changes in the expected principal and interest payments over the estimated life – Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;

•	Changes in prepayment assumptions – Prepayments affect the estimated lives of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	Changes in interest rate indices for variable rate loans – Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

Effective January 1, 2013, the Company elected to account for acquired loans on a loan-by-loan basis as opposed to a pool basis. Accordingly, beginning in 2013, acquired loans were subject to classification as non-accrual and impaired in the same manner as originated loans.

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

General component—The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. This segment also includes home equity loans.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout New Hampshire and Vermont. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Allocated component—The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Deferred loan origination fees—Loan origination, commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Company amortizes these amounts over the contractual lives of the related loans.

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

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period’s net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

NOTE 1.	Summary of significant accounting policies: (continued)

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

Earnings per share—Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Fair value of financial instruments—The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents—The carrying amounts of cash and cash equivalents approximate their fair values.

Available-for-sale securities—Fair values for available-for-sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

NOTE 1.	Summary of significant accounting policies: (continued)

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

Interest rate swap agreement—For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2013, the Company had no active interest rate swap agreements.

The Company may utilize interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

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

Stock based compensation—At December 31, 2013, the Company has one stock-based employee compensation plan. The Company accounts for this plan under ASC 718-10, “Compensation—Stock Compensation—Overall.”

NOTE 1.	Summary of significant accounting policies: (continued)

Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The objective of this ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (“GAAP”). Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

NOTE 1.	Summary of significant accounting policies: (continued)

In July 2013, FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s results of operations or financial position.

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In January 2014, FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.	For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.	For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

NOTE 1.	Summary of significant accounting policies: (continued)

In January 2014, FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company is reviewing this ASU to determine if there will be a material impact on its consolidated financial statements.

NOTE 2.	Issuance of capital securities:

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used a portion of the proceeds to redeem the balance of securities issued by NHTB Capital Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust II is being used for general corporate purposes. Total expenses associated with the offering of $160 thousand are included in other assets and are being amortized on a straight-line basis over the life of Debentures II.

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

NOTE 2.	Issuance of capital securities: (continued)

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures III, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

NOTE 3.	Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Available-for-sale securities
Bonds and notes—
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale	$127,220	$398	$2,380	$125,238

December 31, 2012:
Available-for-sale securities
Bonds and notes -
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale	$210,408	$2,170	$209	$212,369

For the year ended December 31, 2013, proceeds from sales of securities available-for-sale amounted to $125.8 million. Gross gains of $1.2 million and gross losses of $222 thousand were realized during 2013 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $ 382 thousand. For the year ended December 31, 2012, proceeds from sales of securities available-for-sale amounted to $194.3 million. Gross gains of $3.8 million and no gross losses were realized during 2012 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.5 million. For the year ended December 31, 2011, proceeds from sales of securities available-for-sale amounted to $102.6 million. Gross gains of $2.6 million and no gross losses were realized during 2011 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.0 million.

NOTE 3.	Securities: (continued)

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2013:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$20,039

Total due in less than one year	$20,039

U.S. Treasury notes	$29,977
U.S. government—sponsored enterprise bonds	6,770

Total due after one year through five years	$36,747

Municipal bonds	$12,430

Total due after five years through ten years	$12,430

U.S. government—sponsored enterprise bonds	$390
Municipal bonds	7,676
Other bonds and debentures	275

Total due after ten years	$8,341

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of stockholders’ equity as of December 31, 2013.

Securities carried at $120.1 million and $152.2 million were pledged to secure public deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of December 31, 2013 and 2012, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:
Bonds and notes—
U.S. Treasury notes	$29,961	$273	$10,056	$394	$40,017	$667
U.S. government—sponsored enterprise bonds	6,954	232	—	—	6,954	232
Mortgage-backed securities	38,574	663	5,976	329	44,550	992
Municipal bonds	10,140	489	—	—	10,140	489

Total temporarily impaired securities	$85,629	$1,657	$16,032	$723	$101,661	$2,380

December 31, 2012:
Bonds and notes—
U.S. Treasury notes	$10,494	$48	$—	$—	$10,494	$48
Mortgage-backed securities	24,025	70	2	—	24,027	70
Equity securities	—	—	377	91	377	91

Total temporarily impaired securities	$34,519	$118	$379	$91	$34,898	$209

NOTE 3.	Securities: (continued)

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2013 consist of bonds and mortgage-backed securities issued by U.S. government—sponsored enterprises and agencies, municipal bonds, and U.S. Treasury notes. The unrealized losses on these debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As Company management has the ability and intent to hold debt securities until maturity, no declines are deemed to be other-than-temporary.

NOTE 4.	Loans receivable:

Loans receivable consisted of the following as of December 31:

	2013			2012
(Dollars in thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Real estate:
Conventional	$536,588	$65,682	$602,270	$458,206	$13,243	$471,449
Home equity	63,736	6,828	70,564	68,175	1,116	69,291
Construction	26,062	3,660	29,722	15,233	4,179	19,412
Commercial	198,741	89,072	287,813	178,574	55,690	234,264

	825,127	165,242	990,369	720,188	74,228	794,416
Consumer loans	6,829	2,988	9,817	6,595	709	7,304
Commercial and municipal loans	121,256	18,815	140,071	93,680	14,070	107,750

Total loans	953,212	187,045	1,140,257	820,463	89,007	909,470
Allowance for loan losses	(9,757)	—	(9,757)	(9,923)	—	(9,923)
Deferred loan origination costs, net	3,610	—	3,610	2,767	(78)	2,689

Loans receivable, net	$947,065	$187,045	$1,134,110	$813,307	$88,929	$902,236

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2013. Total loans to such persons and their companies amounted to $2.9 million as of December 31, 2013. During 2013, principal advances of $275 thousand were made and principal payments totaled $1.2 million.

NOTE 4.	Loans receivable: (continued)

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of and for the years ended December 31:

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2013:
Allowance for loan losses:
Originated:
Beginning balance	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(851)	(593)	—	(302)	(230)	—	(1,976)
Recoveries	268	284	—	154	142	—	848
Provision (benefit)	1,071	(1,164)	145	791	105	14	962

Ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$71	$116	$—	$10	$—	$—	$197
Collectively evaluated for impairment	5,314	2,027	353	1,551	75	240	9,560
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Loans:
Originated:
Individually evaluated for impairment	$6,716	$11,363	$1,494	$1,582	$—	$—	$21,155
Collectively evaluated for impairment	593,608	187,378	24,568	119,674	6,829	—	932,057
Acquired loans (Discounts related to Credit Quality)	72,510	89,072	3,660	18,815	2,988	—	187,045

Total loans ending balance	$672,834	$287,813	$29,722	$140,071	$9,817	$—	$1,140,257

NOTE 4.	Loans receivable: (continued)

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2012:
Allowance for loan losses:
Originated:
Beginning balance	$4,845	$3,146	$222	$721	$58	$139	$9,131
Charge-offs	(1,239)	(474)	(138)	(438)	(220)	—	(2,509)
Recoveries	167	56	68	142	163	—	596
Provision (benefit)	1,124	888	56	493	57	87	2,705

Ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Originated:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Acquired loans (Discounts related to Credit Quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2011:
Allowance for loan losses:
Originated:
Beginning balance	$3,982	$2,920	$567	$2,168	$92	$135	$9,864
Charge-offs	(1,187)	(548)	(303)	(147)	(264)	—	(2,449)
Recoveries	132	—	—	61	172	—	365
Provision (benefit)	1,918	774	(42)	(1,361)	58	4	1,351

Ending balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Originated:
Individually evaluated for impairment	$77	$231	$—	$—	$—	$—	$308
Collectively evaluated for impairment	4,768	2,915	222	721	58	139	8,823

Total allowance for loan losses ending balance	$4,845	$3,146	$222	$721	$58	$139	$9,131

Loans:
Originated:
Individually evaluated for impairment	$5,489	$8,910	$1,006	$1,211	$—	$—	$16,616
Collectively evaluated for impairment	464,524	139,433	11,725	82,771	7,365	—	705,818

Total loans ending balance	$470,013	$148,343	$12,731	$83,982	$7,365	$—	$722,434

NOTE 4.	Loans receivable: (continued)

The following tables set forth information regarding both originated and acquired nonaccrual loans and past due loans as of December 31, 2013, and originated nonaccrual loans and past due loans as of December 31, 2012:

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2013:
Real estate:
Conventional	$2,654	$498	$2,812	$5,964	$596,306	$602,270	$—	$3,821
Commercial	1,859	267	903	3,029	284,784	287,813	—	4,512
Home equity	53	57	52	162	70,402	70,564	—	104
Construction	95	—	—	95	29,627	29,722	—	230
Commercial and municipal	133	10	159	302	139,769	140,071	—	621
Consumer	29	60	15	104	9,713	9,817	—	15

Total	$4,823	$892	$3,941	$9,656	$1,130,601	$1,140,257	$—	$9,303

(Dollars in thousands)	30–59 Days	60–89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2012:
Real estate:
Conventional	$3,869	$1,327	$2,461	$7,657	$450,549	$458,206	$—	$6,250
Commercial	3,019	236	358	3,613	174,961	178,574	—	9,304
Home equity	555	172	144	871	67,304	68,175	—	158
Construction	10	—	—	10	15,223	15,233	—	887
Commercial and municipal	224	276	195	695	92,985	93,680	—	402
Consumer	12	—	—	12	6,583	6,595	—	—

Total	$7,689	$2,011	$3,158	$12,858	$807,605	$820,463	$—	$17,001

NOTE 4.	Loans receivable: (continued)

As of December 31, 2013, the Company’s impaired loans consist of certain loans, including all TDRs. The following table summarizes, by class of loan, information related to impaired loans within the originated portfolio as of December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2013:
With no related allowance recorded:
Real estate:
Conventional	$6,084	$7,029	$—	$5,387	$261
Home equity	153	312	—	104	9
Commercial	9,807	10,432	—	10,832	534
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,099	1,141	—	728	65

Total impaired with no related allowance	$18,637	$20,429	$—	$18,800	$938

With an allowance recorded:
Real estate:
Conventional	$479	$512	$71	$618	$23
Commercial	1,556	1,556	116	1,622	105
Commercial and municipal	483	483	10	527	24

Total impaired with an allowance recorded	$2,518	$2,551	$197	$2,767	$152

Total
Real estate:
Conventional	$6,563	$7,541	$71	$6,005	$284
Home equity	153	312	—	104	9
Commercial	11,363	11,988	116	12,454	639
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,582	1,624	10	1,255	89

Total impaired loans	$21,155	$22,980	$197	$21,567	$1,090

NOTE 4.	Loans receivable: (continued)

As of December 31, 2012, the Company’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually evaluated impaired loans within the originated portfolio as of December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2012:
With no related allowance recorded:
Real estate:
Conventional	$6,057	$6,979	$—	$6,315	$252
Home equity	158	211	—	168	6
Commercial	9,004	9,603	—	9,245	554
Construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired with no related allowance	$17,148	$18,775	$—	$17,848	$917

With an allowance recorded:
Real estate:
Conventional	$749	$782	$232	$772	$38
Home equity	—	—	—	—	—
Commercial	984	984	129	986	45
Construction	—	—	—	—	—
Commercial and municipal	—	—	—	—	—

Total impaired with an allowance recorded	$1,733	$1,766	$361	$1,758	$83

Total
Real estate:
Conventional	$6,806	$7,761	$232	$7,087	$290
Home equity	158	211	—	168	6
Commercial	9,988	10,587	129	10,231	599
Construction	1,527	1,527	—	1,547	67
Commercial and municipal	402	455	—	573	38

Total impaired loans	$18,881	$20,541	$361	$19,606	$1,000

The following table presents a summary of credit impaired loans acquired through the merger with Central Financial Corporation as of December 31, 2013.

Central Financial Corporation 2013

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$1,604	$984
Nonaccretable difference	—	—

Cash flows expected to be collected	1,604	984
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,604	$984

NOTE 4.	Loans receivable: (continued)

The following table presents a summary of credit impaired loans acquired through the merger with The Nashua Bank as of the years indicated.

December 31, 2013

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$1,012
Nonaccretable difference	—

Cash flows expected to be collected	1,012
Accretable yield	—

Fair value of purchased credit impaired loans acquired	$1,012

December 31, 2012

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$1,408
Nonaccretable difference	—

Cash flows expected to be collected	1,408
Accretable yield	—

Fair value of purchased credit impaired loans acquired	$1,408

The following table presents modified loans by class that were determined to be TDRs that occurred during the years ended December 31:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2013:
Troubled Debt Restructurings:
Real estate:
Conventional	15	$2,680	$2,680
Commercial	5	3,018	3,018
Construction	3	700	700
Commercial and municipal	5	560	560

	28	$6,958	$6,958

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Conventional	4	$541
Construction	1	23

	5	$564

NOTE 4.	Loans receivable: (continued)

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2012:
Troubled Debt Restructurings:
Real estate:
Conventional	13	$1,480	$1,456
Commercial	17	5,022	4,582
Construction	4	1,340	1,317
Commercial and municipal	4	157	111

	38	$7,999	$7,466

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Conventional	3	$442
Commercial	2	458
Commercial and municipal	1	31

	6	$931

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loan disclosures in this footnote. As of December 31, 2013 and 2012, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the years ended December 31, 2013 and 2012, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

The following tables present information on how loans were modified as TDRs during the years ended December 31:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity Date	Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
December 31, 2013:
Real estate:
Conventional	$—	$996	$1,273	$219	$192	$2,680
Commercial	764	1,143	1,111	—	—	3,018
Construction	700	—	—	—	—	700
Commercial and municipal	—	—	524	—	36	560

Total TDRs	$1,464	$2,139	$2,908	$219	$228	$6,958

NOTE 4.	Loans receivable: (continued)

	Extended Maturity	Adjusted Interest Rate	Combination of Rate and Maturity	Other (a)	Total
December 31, 2012:
Real estate:
Conventional	$219	$466	$418	$353	$1,456
Commercial	1,931	—	—	2,651	4,582
Construction	1,317	—	—	—	1,317
Commercial and municipal	64	—	15	32	111

Total TDRs	$3,531	$466	$433	$3,036	$7,466

(a)	Other includes covenant modifications, forbearance and/or other modifications.

Two of the TDRs that have subsequently defaulted during the year ended December 31, 2013 are on nonaccrual as of December 31, 2013. All TDRs are individually evaluated for impairment. Of the two defaulted TDRs, one had an impairment measurement totaling $16 thousand, included in specific allowances.

The six TDRs that had subsequently defaulted during the year ended December 31, 2012 are all on nonaccrual as of December 31, 2012. All TDRs were individually evaluated for impairment. Of the six defaulted TDRs, none had an impairment measurement included in specific allowances.

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
December 31, 2013:
Originated
Grade:
Pass	$—	$164,554	$13,337	$98,469	$—	$276,360
Special mention	—	3,885	812	674	—	5,371
Substandard	5,708	12,373	1,880	1,193	—	21,154
Loans not formally rated	594,616	17,929	10,033	20,920	6,829	650,327

Total	$600,324	$198,741	$26,062	$121,256	$6,829	$953,212

Acquired
Grade:
Pass	$—	$80,730	$2,148	$16,577	$—	$99,455
Special mention	—	1,341	—	—	—	1,341
Substandard	1,521	5,518	228	1,876	—	9,143
Loans not formally rated	70,989	1,483	1,284	362	2,988	77,106

Total	$72,510	$89,072	$3,660	$18,815	$2,988	$187,045

NOTE 4.	Loans receivable: (continued)

	Real Estate:
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
December 31, 2012:
Originated
Grade:
Pass	$—	$152,162	$5,834	$54,501	$—	$212,497
Special mention	112	1,212	761	156	—	2,241
Substandard	6,871	14,732	1,527	757	—	23,887
Loans not formally rated	519,398	10,468	7,111	38,266	6,595	581,838

Total	$526,381	$178,574	$15,233	$93,680	$6,595	$820,463

Acquired
Grade:
Pass	$—	$45,644	$1,922	$10,387	$—	$57,953
Special mention	—	300	239	260	—	799
Substandard	381	2,037	—	—	—	2,418
Loans not formally rated	13,978	7,709	2,018	3,423	709	27,837

Total	$14,359	$55,690	$4,179	$14,070	$709	$89,007

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

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

(Dollars in thousands)	2013	2012
Sold loans	$417,274	$385,425

Participation loans	$30,022	$31,428

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2013 and 2012 was $2.7 million and $2.1 million, respectively.

Servicing rights of $1.6 million, $1.4 million and $651 thousand were capitalized in 2013, 2012 and 2011, respectively. Amortization of capitalized servicing rights was $1.0 million, $1.0 million and $811 thousand in 2013, 2012, and 2011, respectively.

The fair value of capitalized servicing rights was $4.1 million and $3.0 million as of December 31, 2013 and 2012, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

(Dollars in thousands)	2013	2012
Balance, beginning of year	$69	$58
Additions	155	224
Reductions	(159)	(213)

Balance, end of year	$65	$69

NOTE 5.	Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

(Dollars in thousands)	2013	2012
Land and land improvements	$3,235	$2,694
Buildings and premises	25,653	20,030
Furniture, fixtures and equipment	12,566	10,664

	41,454	33,388
Less—Accumulated depreciation	17,612	16,127

	$23,842	$17,261

Depreciation expense amounted to $1.5 million, $1.2 million and $1.2 million for the years ending December 31, 2013, 2012 and 2011, respectively.

NOTE 6.	Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

(Dollars in thousands)	2013	2012
Land and land improvements	$412	$551
Buildings and premises	4,163	4,269

	4,575	4,820
Less—Accumulated depreciation	894	746

	$3,681	$4,074

Rental income from investment in real estate amounted to $309 thousand, $283 thousand and $241 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense amounted to $153 thousand, $129 thousand and $99 thousand for the years ending December 31, 2013, 2012 and 2011, respectively.

NOTE 7.	Deposits:

Deposits are summarized as follows as of December 31:

(Dollars in thousands)	2013	2012
Demand deposits	$101,446	$74,132
Savings	218,100	190,467
N.O.W.	303,054	248,330
Money market	104,755	82,608
Time deposits	360,737	353,804

	$1,088,092	$949,341

The following is a summary of maturities of time deposits as of December 31, 2013:

(Dollars in thousands)
2014	$238,004
2015	63,611
2016	36,783
2017	12,767
2018	9,572

Total	$360,737

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Time deposits	$3,283	$3,762	$5,044
N.O.W.	248	209	261
Money market	297	137	164
Savings	227	273	302

	$4,055	$4,381	$5,771

Deposits from related parties held by the Bank as of December 31, 2013 and 2012 amounted to $3.1 million and $4.2 million, respectively.

NOTE 7.	Deposits: (continued)

As of December 31, 2013 and 2012, time deposits include $157.0 million and $183.6 million, respectively, of certificates of deposit with a minimum balance of $100 thousand. Generally, deposits in excess of $250 thousand are not federally insured.

The aggregate amount of brokered time deposits as of December 31, 2013 and 2012 was $20.8 million and $25.0 million, respectively. Brokered time deposits of $20.0 million are not included in time deposits accounts in denominations of $100 thousand or more above. Brokered time deposits representing actual balances over $100 thousand for individual accounts totaling $595 thousand are included in time deposit accounts in denominations of $100 thousand or more above.

NOTE 8.	Federal Home Loan Bank Advances and Letters of Credit:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2013 are summarized as follows:

(Dollars in thousands)
2014	$70,750
2015	26,000
2016	15,000
2018	10,000
Fair value adjustment	(16)

$121,734

As of December 31, 2013, the following advance from the FHLB was redeemable at par at the option of the FHLB (dollars in thousands):

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
April 30, 2018	January 28, 2014 and quarterly thereafter	$10,000

As of December 31, 2013, the Company had a $1.0 million putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 3, 2014 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2013, the three month LIBOR was at 0.25%.

At December 31, 2013, the interest rates on FHLB advances ranged from 0.28% to 4.13%. The weighted average interest rate at December 31, 2013 was 1.15%.

At December 31, 2013, the Company had $46.3 million of stand-by letters of credit issued by the FHLB to secure customer deposits.

Borrowings, including letters of credit, from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9.	Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2013 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government agencies. The securities were held in the Bank’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 10.	Income taxes:

The components of income tax expense are as follows for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Current tax expense	$2,535	$3,205	$2,020
Deferred tax expense	592	479	791

Total income tax expense	$3,127	$3,684	$2,811

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2013	2012	2011
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(6.8)	(5.5)	(7.5)
Dividends received deduction	(1.0)	(1.2)	(1.4)
Federal tax credits	(0.3)	(0.3)	(0.3)
Merger related expenses	2.3	2.2	—
Other, net	(1.1)	3.0	2.0

Effective tax rates	27.1%	32.2%	26.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Interest on non-performing loans	$134	$139
Allowance for loan losses	3,505	3,554
Deferred compensation	1,150	714
Deferred retirement expense	1,330	951
Restricted stock awards	26	15
Accrued directors’ fees	21	27
Accrued group health contingency	32	52
Write-down of securities	48	—
Net unrealized loss on available-for-sale securities	784	—
Net unrealized loss on derivative	—	65
Unrecognized employee benefits under ASC 715-10	1,113	1,680
Other	—	252

Gross deferred tax assets	8,143	7,449

Deferred tax liabilities:
Deferred loan costs, net of fees	(1,485)	(1,149)
Prepaid pension	(1,643)	(1,621)
Accelerated depreciation	(721)	(611)
Purchased goodwill	(3,447)	(3,257)
Mortgage servicing rights	(1,002)	(851)
Net unrealized gain on available-for-sale securities	—	(777)
Core deposit intangibles and other market value adjustments	(1,984)	(1,180)
Other	(168)	—

Gross deferred tax liabilities	(10,450)	(9,446)

Net deferred tax liability	$(2,307)	$(1,997)

NOTE 10.	Income taxes: (continued)

During 2013, the Company acquired CHC. Upon acquisition, deferred taxes were decreased by $1.3 million due to existing deferred taxes and acquisition accounting adjustments.

During 2013, the Company acquired Central Financial Corporation. Upon acquisition, deferred taxes were increased by $691 thousand due to existing deferred taxes and acquisition accounting adjustments.

During 2012, the Company acquired The Nashua Bank. Upon acquisition, deferred taxes were decreased by $223 thousand due to existing deferred taxes and acquisition accounting adjustments.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through December 31, 2013.

NOTE 11.	Stock compensation plans:

During December 31, 2013, the Company had two fixed stock-based employee compensation plans, the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1998 Stock Option Plan (the “1998 Plan” and collectively, the “Plans”).

As of December 31, 2013, 159,500 shares are available to be granted under the 2004 Plan in the form of grants of options or shares of restricted stock. As of December 31, 2013, there were 123,000 options and 44,500 restricted stock awards outstanding under the 2004 Plan. There are currently no outstanding options under the 1998 Plan.

Under the 2004 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options were exercisable immediately upon grant. No modifications have been made to the terms of the option agreements.

A summary of the options issued pursuant to the Plans as of December 31, 2013, 2012 and 2011 and changes during the years ending on those dates is presented below:

	2013		2012		2011
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	245,000	$13.23	304,042	$12.66	306,042	$12.66
Forfeited	(18,600)	13.15	(19,000)	12.74	(2,000)	13.25
Exercised	(103,400)	13.07	(40,042)	9.13	—	—

Outstanding at end of year	123,000	$13.38	245,000	$13.23	304,042	$12.66

Options exercisable at year-end	123,000		245,000		304,042
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2013:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life
$13.25	115,500	1.9 years
15.30	7,500	2.1 years

$13.38	123,000	1.9 years

The Company granted a total of 4,500 shares of restricted stock to a non-executive employee effective March 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five year period beginning on March 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $13.50 per share and amounted to $10 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2013 of $51 thousand will be recognized over the next 4.2 years.

NOTE 11.	Stock compensation plans: (continued)

The Company granted a total of 10,000 shares of restricted stock to the Executive Chairman effective May 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five year period beginning on May 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $12.81 per share and amounted to $17 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2013 of $111 thousand will be recognized over the next 4.3 years.

The Company granted a total of 35,000 shares of restricted stock to seven directors effective June 14, 2012. The restricted stock was granted under the 2004 Plan and awards directors shares of restricted common stock of the Company. In 2012, 5,000 shares of the awarded restricted stock shares were forfeited, leaving 30,000 shares of restricted stock outstanding at December 31, 2013. The restricted stock vests ratably over a five year period beginning on June 13, 2013. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $12.56 per share; and amounted to $75 thousand for the year ending December 31, 2013 and $38 thousand for the year ending December 31, 2012. The remaining unrecognized compensation expense at December 31, 2013 of $264 thousand will be recognized over the next 3.5 years.

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

The following tables set forth information about the plan for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,507	$6,560	$6,022
Interest cost	332	338	327
Actuarial (gain) loss	(648)	838	377
Benefits paid	(220)	(229)	(166)
Settlements	(10)	—	—

Benefit obligation at end of year	6,961	7,507	6,560

Change in plan assets:
Plan assets at estimated fair value at beginning of year	7,361	6,828	6,354
Actual return on plan assets	1,055	756	40
Benefits paid	(220)	(229)	(166)
Settlements	(10)	—	—
Contributions	—	6	600

Fair value of plan assets at end of year	8,186	7,361	6,828

Funded status	$1,225	$(146)	$268

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $2.8 million and $4.2 million as of December 31, 2013 and 2012, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.00% and 0%, respectively, at December 31, 2013, 4.50% and 0%, respectively, at December 31, 2012, and 5.25% and 0%, respectively, at December 31, 2011.

The accumulated benefit obligation for the defined benefit pension plan was $7.0 million and $7.5 million at December 31, 2013 and 2012, respectively.

NOTE 12.	Employee benefit plans: (continued)

Components of net periodic cost and other comprehensive loss for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Interest cost on benefit obligation	$332	$338	$327
Expected return on assets	(579)	(536)	(501)
Amortization of unrecognized actuarial loss	303	258	206

Net periodic cost	56	60	32

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before tax effect:
Actuarial (gain) loss	(1,124)	618	838
Amortization of unrecognized actuarial loss	(303)	(258)	(206)

Total recognized in other comprehensive (income) loss	(1,427)	360	632

Total recognized in net periodic cost and other comprehensive (income) loss	$(1,371)	$420	$664

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefit over the year ended December 31, 2014 is $173 thousand.

For the years ended December 31, 2013, 2012 and 2011, the assumptions used to determine the net period pension cost are as follows:

	2013	2012	2011
Discount rate	4.50%	5.25%	5.50%
Increase in future compensation levels	—	—	—
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The Company has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 3.0%. The long-term rate of return used by the Company is 8.0%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2013, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2013:
U.S. equity securities	$857	$462	$395	$—
Registered investment companies (a)	7,184	7,184	—	—
Money market	145	145	—	—

Totals	$8,186	$7,791	$395	$—

(a)	Includes 53% invested in fixed income funds and 47% invested in equity and index funds.

NOTE 12.	Employee benefit plans: (continued)

The Company’s pension plan assets measured at fair value at December 31, 2012, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2012:
U.S. equity securities	$1,052	$385	$667	$—
Registered investment companies (a)	6,176	6,176	—	—
Money market	133	133	—	—

Totals	$7,361	$6,694	$667	$—

(a)	Includes 57% invested in fixed income funds and 43% invested in equity and index funds.

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

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2013 and 2012. The fair values of the shares on those dates were $462 thousand (5.6% of total plan assets) and $385 thousand (5.2% of total plan assets), respectively.

The investment policy for the defined benefit pension plan sponsored by the Company is based on ERISA standards for prudent investing. The Company seeks maximum return, while limiting risk, through a balanced portfolio of equity and fixed income investments. The investment objectives also include appreciation of principal with a modest requirement for current income. The investment horizon varies with circumstances. Within each asset class, a diversified mix of individual securities and bonds is selected.

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	38-58%
Fixed income	25-62%

The Company does not expect to contribute to the defined benefit pension plan in 2014.

NOTE 12.	Employee benefit plans: (continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollars in thousands)
2014	$274
2015	337
2016	334
2017	358
2018	372
Years 2019-2023	2,139

Defined Contribution Plan

The Bank sponsors a Profit Sharing—Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2013, 2012 and 2011, participating employees’ contributions totaled $954 thousand, $812 thousand and $709 thousand, respectively. The Bank made contributions totaling $802 thousand for 2013, $652 thousand for 2012 and $591 thousand for 2011. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $4.1 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively. Expense recorded under these agreements was $690 thousand, $492 thousand and $514 thousand in 2013, 2012 and 2011, respectively. $219 was paid to retired executives and one active employee in 2013 per the agreements, and $45 thousand was paid to a retired executive in 2012 and 2011 per the agreements.

Effective as of June 1, 2012, the Company and the Bank entered into parallel employment agreements (“the Agreement(s)”) with the Chairman of the Board of Directors and with the President and Chief Executive Officer of the Company. The Agreement with the Chairman ended with his retirement on May 1, 2013. The Agreement with the President has an initial term of three years and will automatically extend annually for one year unless either the Company or the President gives contrary written notice in advance. The Agreements provide for a guaranteed minimum salary and certain benefits.

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

The Company has a change in control agreement with the Chief Operating Officer in which the officer will receive a lump sum severance payment equal to three year’s annual base salary in effect as of the date of termination.

NOTE 12.	Employee benefit plans: (continued)

The Company also has change of control agreements with the Chief Financial Officer and five other officers in which the officer will receive a lump sum severance payment equal to one year’s annual base salary in effect as of the date of termination.

On October 7, 2011, the Bank entered into parallel employment agreements with the Chief Executive Officer and the Chief Financial Officer of MEI. The employment agreements are for a period of three years, and extend automatically for three additional three year renewal periods unless either the Company or the executive give contrary written notice in advance. The employment agreements provide for a guaranteed minimum salary, performance bonus and certain benefits.

The employment agreements also provide for severance benefits upon termination without cause, or following a change in control, in amounts of and/or for the remaining unexpired employment period as defined in the employment agreement.

In 2008, the Company adopted ASC 715, “Compensation – Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $364 thousand at December 31, 2013 and $350 thousand at December 31, 2012. The Company recorded expense under this arrangement of $14 thousand in 2013, $15 thousand in 2012 and $136 thousand in 2011.

NOTE 13.	Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2013, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 12, 2013 and June 30, 2023. The total minimum rent commitments due in future periods under these existing agreements are as follows as of December 31, 2013:

(Dollars in thousands)
2014	$716
2015	491
2016	402
2017	260
2018	182
Thereafter	355

Total minimum lease payments	$2,406

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $603 thousand, $506 thousand and $472 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTE 14.	Fair value measurements: (continued)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2013 and 2012. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2013.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in mortgage-backed securities, asset-backed securities, and other debt securities available-for-sale are generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The Company’s derivative financial instruments are generally classified within level 2 of the fair value hierarchy. For these financial instruments, the Company obtains fair value measurements from independent pricing services. The fair value measurements utilize a discounted cash flow model that incorporates and considers observable data that may include publicly available third party market quotes in developing the curve utilized for discounting future cash flows.

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

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based on management estimates.

NOTE 14.	Fair value measurements: (continued)

The following summarizes assets and liabilities measured at fair value for the period ending December 31, 2013 and 2012.

Assets measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2013:
U.S. Treasury notes	$50,016	$—	$50,016	$—
U.S. government-sponsored enterprise bonds	7,160	—	7,160	—
Mortgage-backed securities	46,647	—	46,647	—
Municipal bonds	20,106	—	20,106	—
Other bonds and debentures	275	—	275	—
Equity securities	1,034	1,034	—	—

Totals	$125,238	$1,034	$124,204	$—

December 31, 2012:
U.S. Treasury notes	$51,375	$—	$51,375	$—
Mortgage-backed securities	137,841	—	137,841	—
Municipal bonds	22,682	—	22,682	—
Other bonds and debentures	70	—	70	—
Equity securities	401	401	—	—

Totals	$212,369	$401	$211,968	$—

Liabilities measured at fair value on a recurring basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2012:
Derivative—interest rate swap	$166	$—	$166	$—

Totals	$166	$—	$166	$—

NOTE 14.	Fair value measurements: (continued)

Assets measured at fair value on a nonrecurring basis

The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2013 and 2012, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2013:
Impaired loans	$2,321	$—	$—	$2,321
Other real estate owned	1,343	—	—	1,343

Totals	$3,664	$—	$—	$3,664

December 31, 2012:
Impaired loans	$1,372	$—	$—	$1,372
Other real estate owned	102	—	—	102

Totals	$1,474	$—	$—	$1,474

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	December 31, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$33,578	$33,578	$—	$—	$33,578
Interest-bearing time deposits with other banks	1,743	—	—	1,743	1,743
Securities available-for-sale	125,238	1,034	124,204	—	125,238
Federal Home Loan Bank stock	9,760	9,760	—	—	9,760
Loans held-for-sale	680	—	683	—	683
Loans, net	1,134,110	—	—	1,136,761	1,136,761
Investment in unconsolidated subsidiaries	620	—	—	587	587
Accrued interest receivable	2,628	2,628	—	—	2,628
Financial liabilities:
Deposits	1,088,092	—	—	1,091,419	1,091,419
FHLB advances	121,734	—	—	123,166	123,166
Securities sold under agreements to repurchase	27,885	27,885	—	—	27,885
Subordinated debentures	20,620	—	—	19,519	19,519

NOTE 14.	Fair value measurements: (continued)

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$39,162	$39,162	$—	$—	$39,162
Interest-bearing time deposits with other banks	250	—	—	250	250
Securities available-for-sale	212,369	401	211,968	—	212,369
Federal Home Loan Bank stock	9,506	9,506	—	—	9,506
Loans held-for-sale	11,983	—	12,164	—	12,164
Loans, net	902,236	—	—	918,181	918,181
Investment in unconsolidated subsidiaries	620	—	—	563	563
Accrued interest receivable	2,845	2,845	—	—	2,845
Financial liabilities:
Deposits	949,341	—	—	952,949	952,949
FHLB advances	142,730	—	—	145,651	145,651
Notes payable	7	—	—	7	7
Securities sold under agreements to repurchase	14,619	14,619	—	—	14,619
Subordinated debentures	20,620	—	—	18,724	18,724
Derivative—interest rate swap	166	—	166	—	166

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries, which is included in other assets, and derivatives, which are included in other liabilities. Accounting policies related to financial instruments are described in Note 1.

NOTE 15.	Acquisitions:

On September 4, 2013, the Bank acquired the remaining 50% of CHC that was not previously owned by the Company for $6.2 million in cash. The Bank was one of the six original owners of CHC and now, as a result of this acquisition, is the sole owner of CHC and its subsidiaries. Goodwill recognized amounted to $4.6 million and of that total, none is deductible for tax purposes. A remeasurement gain of $1.4 million was recorded in noninterest income based on the fair value of the Company’s equity interest in CHC immediately before the business combination. The acquisition date fair value of the Company’s equity interest in CHC was based on independent third party valuations of CHC as a whole obtained by the buyer and the seller and the agreed-upon arm’s length purchase price of fifty percent of CHC from another financial institution. The agreed-upon purchase price of $6.2 million was based on the third party valuations. The carrying value of the equity investment prior to acquisition was $4.8 million resulting in the remeasurement gain of $1.4 million to reflect the value of $6.2 million for 50% ownership at acquisition.

CTC, a subsidiary of CHC, was formed in 1984 as a New Hampshire-chartered non-depository trust company and is regulated by the State of New Hampshire Banking Department. Headquartered in Concord, New Hampshire, CTC also has offices in New London, Meredith, Peterborough, Hanover and Rochester. CTC’s team of professional wealth advisors and investment managers work confidentially with individuals and families to create, manage and preserve wealth. Managing over $1.5 billion in client assets, CTC acts as fiduciaries for clients in 43 states and 10 countries. For the Bank, full ownership of CTC marks an important milestone in the Bank’s plan to provide a fully comprehensive one-stop financial services company. As part of this plan, the Bank also acquired a New Hampshire-based independent insurance agency, MEI, in 2011. With these strategic acquisitions, the Bank can now offer financial leadership, products and services to customers at any stage of life.

On October 25, 2013, the Company acquired a 100% ownership interest in Central Financial Corporation. Costs to acquire consisted of 1,087,416 shares issued with a market value of $14.70 per share for a total acquisition cost of $16 million. Goodwill recognized amounted to $4.6 million and of that total, none is deductible for tax purposes. The Company acquired Central Financial Corporation to solidify its presence in Vermont doubling the number of banking offices with the single acquisition to serve present and future customers.

NOTE 15.	Acquisitions: (continued)

A summary of the fair values of assets acquired and liabilities assumed at the date of the acquisitions is as follows:

(Dollars in thousands)	Central Financial Corporation	Charter Holding Corporation
Cash and due from banks	$17,512	$3,095
Interest-bearing time deposits with other banks	1,992	—
Federal Home Loan Bank stock	467	—
Securities available-for-sale	6,494	633
Loans, net	127,721	—
Other real estate owned	1,477	—
Premises and equipment	2,532	1,365
Other assets and accrued interest receivable	1,669	1,411

Total assets acquired	159,864	6,504

Total deposits	149,684	—
Securities sold under agreements to repurchase	2,602	—
Accrued expenses and other liabilities	791	2,706

Total liabilities assumed	153,077	2,706

Net assets acquired	6,787	3,798
Goodwill	4,630	4,566
Core deposit intangible asset	4,568	—
Customer list intangible asset	—	4,036

Total purchase price	$15,985	$12,400

On December 21, 2012, the Company acquired The Nashua Bank. Costs to acquire consisted of cash of $3.7 million, 1,153,544 shares issued ($12.76 market value per share or $14.7 million) and preferred stock assumed of $3.0 million for a total acquisition cost of $21.4 million. Goodwill recognized amounted to $6.7 million and of that total, none is deductible for tax purposes.

A summary of the fair values of assets acquired and liabilities assumed at the date of the acquisition is as follows:

(Dollars in thousands)	The Nashua Bank
Cash and due from banks	$2,790
Federal Home Loan Bank stock	383
Securities available-for-sale	20,852
Loans, net	88,203
Premises and equipment	729
Investment in real estate	249
Other assets and accrued interest receivable	470

Total assets acquired	113,676

Total deposits	98,479
Securities sold under agreements to repurchase	1,754
Accrued expenses and other liabilities	897

Total liabilities assumed	101,130

Net assets acquired	12,546
Goodwill	6,746
Core deposit intangible asset	2,086

Total purchase price	$21,378

NOTE 15.	Acquisitions: (continued)

The results of operations of the acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The following pro forma information assumes that the acquisitions had occurred at the beginning of each of the periods presented.

(Dollars in thousands, except per share data)	2013	2012	2011
Total revenue	$65,880	$67,299	$63,644
Net income	$10,219	$9,345	$9,529
Net income available to common shareholders	$9,903	$8,649	$8,807
Earnings per share:
Basic	$1.21	$1.05	$1.07
Diluted	$1.21	$1.05	$1.07

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 16.	Shareholders’ equity:

Liquidation account—On May 22, 1986, the Lake Sunapee Bank, FSB received approval from the FHLB and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4.3 million (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2013.

Dividends—The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction—In prior years, the Bank was allowed a special tax-basis under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2013, includes $2.1 million for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 17.	Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

(Dollars in thousands, except for per share data):	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2013
Basic EPS
Net income as reported	$8,414
Preferred stock dividend earned	(316)

Net income available to common stockholders	8,098	7,294,916	$1.11
Effect of dilutive securities, options	—	6,945

Diluted EPS
Income available to common stockholders and assumed conversions	$8,098	7,301,861	$1.11

Year ended December 31, 2012
Basic EPS
Net income as reported	$7,759
Preferred stock dividend earned	(666)

Net income available to common stockholders	7,093	5,907,113	$1.20
Effect of dilutive securities, options	—	4,938

Diluted EPS
Income available to common stockholders and assumed conversions	$7,093	5,912,051	$1.20

Year ended December 31, 2011
Basic EPS
Net income as reported	$7,669
Preferred stock net accretion	(53)
Preferred stock dividend earned	(660)

Net income available to common stockholders	6,956	5,782,115	$1.20
Effect of dilutive securities, options	—	11,626

Diluted EPS
Income available to common stockholders and assumed conversions	$6,956	5,793,741	$1.20

NOTE 18.	Other comprehensive (loss) income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income included in stockholders’ equity are as follows during the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Net unrealized holding (losses) gains on available-for-sale securities	$(2,979)	$2,942	$5,743
Reclassification adjustment for realized gains in net income	(964)	(3,819)	(2,588)

Other comprehensive (loss) income before income tax effect	(3,943)	(877)	3,155
Income tax benefit (expense)	1,561	347	(1,249)

	(2,382)	(530)	1,906

Other comprehensive income (loss)—pension plan (See Note 12)	1,427	(360)	(632)
Income tax expense	(567)	143	251

	860	(217)	(381)

Change in fair value of derivatives used for cash flow hedges	166	302	243
Income tax expense	(65)	(120)	(97)

	101	182	146

Other comprehensive income (loss)—equity investment	12	8	(31)
Reclassification adjustment for realized gains in net income	(44)	—	—

Other comprehensive (loss) income before income tax effect	(32)	8	(31)
Income tax benefit	—	—	—

	(32)	8	(31)

Other comprehensive (loss) income, net of tax effect	$(1,453)	$(557)	$1,640

Accumulated other comprehensive loss consists of the following as of December 31:

(Dollars in thousands)	2013	2012	2011
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(1,198)	$1,184	$1,714
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,699)	(2,559)	(2,342)
Unrecognized net loss, derivative, net of tax	—	(101)	(283)
Unrecognized net income, equity investment, net of tax	—	32	24

Accumulated other comprehensive loss	$(2,897)	$(1,444)	$(887)

Realized gains and losses on securities are identified on the consolidated statements of income as net gain on sales and calls of securities. Gains from the former equity investment in CHC were reported on the consolidated statements of income within remeasurement gain of equity interest in CHC.

NOTE 19.	Regulatory matters:

The Bank is subject to various capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency. Failure to meet minimum regulatory requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total assets (as defined). Management believes as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Total Capital to Risk Weighted Assets	$123,555	12.89%	$76,675	≥	8.0%	$95,843	≥	10.0%
Tier 1 Capital to Risk Weighted Assets	113,382	11.83	38,337	≥	4.0	57,506	≥	6.0
Tier 1 Capital to Total Assets	113,382	8.29	54,688	≥	4.0	68,360	≥	5.0
As of December 31, 2012:
Total Capital to Risk Weighted Assets	118,109	14.66	$64,456	≥	8.0	$80,570	≥	10.0
Tier 1 Capital to Risk Weighted Assets	108,546	13.47	32,229	≥	4.0	48,342	≥	6.0
Tier 1 Capital to Total Assets	108,546	8.82	49,206	≥	4.0	61,507	≥	5.0

The following is a reconcilement of the Bank’s total equity, included in the consolidated balance sheet, to the regulatory capital ratios disclosed in the table above:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
Total equity	$166,182	$166,182	$145,755	$145,755
Accumulated other comprehensive loss	2,851	2,982	1,254	1,254
Allowable allowance for loan losses	—	10,043	—	9,563
Goodwill and intangible assets	(55,652)	(55,652)	(38,248)	(38,248)
Mortgage servicing asset	—	—	(215)	(215)

Totals	$113,381	$123,555	$108,546	$118,109

NOTE 20.	Preferred stock:

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2013 and 2012, the maximum potential amount of the Company’s obligation was $1.1 million and $1.4 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

(Dollars in thousands)	2013	2012
Commitments to extend credit	$20,673	$31,615

Letters of credit	$1,065	$1,395

Lines of credit	$122,031	$123,799

Unadvanced portion of construction loans	$23,320	$7,495

NOTE 22.	Goodwill and intangible assets:

The following table represents the Company’s goodwill and intangible assets by related acquisition at December 31, 2013:

(Dollars in thousands)	Goodwill	Intangible Assets	Goodwill and Intangible Assets
Landmark Bank	$2,472	$—	$2,472
New London Trust	9,668	—	9,668
First Brandon	7,503	345	7,848
First Community	7,651	162	7,813
McCrillis & Eldredge	1,356	465	1,821
The Nashua Bank	6,786	1,707	8,493
Charter Holding Corporation	4,566	3,868	8,434
Central Financial Corporation	4,630	4,473	9,103

Total	$44,632	$11,020	$55,652

NOTE 22.	Goodwill and intangible assets: (continued)

The Company evaluated its goodwill and intangible assets as of December 31, 2013 and 2012 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2013:
Core deposit intangible-First Brandon	$2,476	$2,131	$345
Core deposit intangible-First Community	992	830	162
Customer list intangible-McCrillis & Eldredge	629	164	465
Core deposit intangible—The Nashua Bank	2,086	379	1,707
Customer list intangible-Charter Holding Corporation	4,036	168	3,868
Core deposit intangible-Central Financial Corporation	4,568	95	4,473

Total	$14,787	$3,767	$11,020

December 31, 2012:
Core deposit intangible-First Brandon	$2,476	$1,932	$544
Core deposit intangible-First Community	992	744	248
Customer list intangible-McCrillis & Eldredge	629	91	538
Core deposit intangible—The Nashua Bank	2,086	—	2,086

Total	$6,183	$2,767	$3,416

Aggregate amortization expense for core deposit intangibles was $759 thousand in 2013, $348 thousand in 2012 and $410 thousand in 2011. Amortization for core deposit intangibles is being calculated on the sum-of-the-years digit method over periods ranging from ten through fifteen years. Aggregate amortization expense for customer list intangibles was $241 thousand in 2013 and $77 thousand in 2012. Amortization for customer list intangibles is being calculated on the sum-of-the-years digit method over 15 years.

Estimated amortization expense for each of the five years succeeding 2013 is as follows:

(Dollars in thousands)
2014	$1,688
2015	1,050
2016	906
2017	762
2018	648

NOTE 23.	Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company Only”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2013	2012
ASSETS
Cash	$2,589	$3,707
Investment in subsidiary, Lake Sunapee Bank	166,182	145,754
Investment in affiliate, NHTB Capital Trust II	310	310
Investment in affiliate, NHTB Capital Trust III	310	310
Deferred expenses	218	229
Advances to Lake Sunapee Bank	28	73
Other assets	429	379

Total assets	$170,066	$150,762

LIABILITIES
Subordinated debentures	$20,620	$20,620
Other liabilities	189	648

Total liabilities	20,809	21,268
STOCKHOLDERS’ EQUITY
Stockholders’ equity	149,257	129,494

Total liabilities and stockholders’ equity	$170,066	$150,762

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2013	2012	2011
Dividends from subsidiary, Lake Sunapee Bank	$4,000	$—	$—
Dividends from subsidiaries, NHTB Capital Trust II and III	19	20	20
Interest expense on subordinated debentures	806	1,027	1,008
Interest expense on other borrowings	—	2	—
Net operating loss including tax benefit	(796)	(840)	(97)

Income (loss) before equity in undistributed earnings of subsidiaries	2,417	(1,849)	(1,085)
Equity in undistributed earnings of subsidiaries	5,997	9,608	8,754

Net income	$8,414	$7,759	$7,669

NOTE 23.	Condensed parent company only financial statements: (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$8,414	$7,759	$7,669
(Increase) decrease in other assets	(16)	1	(7)
(Decrease) increase in accrued interest payable and other liabilities	(397)	345	(283)
(Increase) decrease in taxes receivable	(87)	97	(86)
Deferred tax benefit	(11)	(15)	—
Tax benefit for stock options and awards	(30)	(25)	—
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	11	11	11
Stock award expense	103	38	—
Equity in undistributed earnings of subsidiaries	(5,997)	(9,608)	(8,754)

Net cash provided by (used in) operating activities	1,990	(1,397)	(1,450)

Cash flows from investing activities:
Investment in subsidiary, Lake Sunapee Bank	(15,884)	(10,364)	(8,000)
Net change in advances to subsidiary, Lake Sunapee Bank	45	(30)	(8)

Net cash used in investing activities	(15,839)	(10,394)	(8,008)

Cash flows from financing activities:
Proceeds from exercise of stock options	514	365	—
Issuance/assumption of preferred stock	—	3,000	20,000
Issuance of common stock through dividend investment plan contributions	202	—	—
Redemption of preferred stock	—	—	(10,000)
Acquisition of Central Financial Corporation	15,985	—	—
Acquisition of The Nashua Bank	—	14,632	—
Purchase of warrants	—	(737)	—
Repayment of note payable	—	(543)	—
Tax benefit for stock options and awards	30	25	—
Dividends paid on preferred stock	(316)	(848)	(484)
Dividends paid on common stock	(3,684)	(3,052)	(3,002)

Net cash provided by financing activities	12,731	12,842	6,514

Net (decrease) increase in cash	(1,118)	1,051	(2,944)
Cash, beginning of year	3,707	2,656	5,600

Cash, end of year	$2,589	$3,707	$2,656

The parent company only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and therefore are not reprinted here.

NOTE 24.	Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2013 and 2012 follows:

	(In thousands, except earnings per share)
	2013 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$9,857	$9,532	$9,573	$11,314
Interest expense	1,709	1,717	1,500	1,571

Net interest and dividend income	8,148	7,815	8,073	9,743
Provision for loan losses	414	162	118	268
Noninterest income	3,180	3,392	4,541	4,562
Noninterest expense	8,031	8,269	9,509	11,142

Income before income taxes	2,883	2,776	2,987	2,895
Income tax expense	831	981	415	900

Net income	$2,052	$1,795	$2,572	$1,995

Net income available to common stockholders	$1,911	$1,735	$2,514	$1,937

Basic earnings per common share	$0.27	$0.25	$0.35	$0.24

Earnings per common share, assuming dilution	$0.27	$0.25	$0.35	$0.24

	(In thousands, except earnings per share)
	2012 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$9,034	$9,184	$9,082	$9,105
Interest expense	1,926	1,845	1,827	1,785

Net interest and dividend income	7,108	7,339	7,255	7,320
Provision for loan losses	155	1,074	1,032	444
Noninterest income	3,338	3,587	3,919	3,799
Noninterest expense	7,323	6,954	7,267	7,973

Income before income taxes	2,968	2,898	2,875	2,702
Income tax expense	886	886	845	1,067

Net income	$2,082	$2,012	$2,030	$1,635

Net income available to common stockholders	$1,832	$1,762	$1,914	$1,585

Basic earnings per common share	$0.31	$0.30	$0.32	$0.27

Earnings per common share, assuming dilution	$0.31	$0.30	$0.32	$0.27

NOTE 25.	Subsequent Events

On January 9, 2014, the Company declared a regular quarterly cash dividend of $0.13 per share, payable January 31, 2014 to stockholders of record as of January 24, 2014.

NOTE 26.	Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

Exhibit Index

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

2.2	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013, and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated April 3, 2013, by and between the Company and Central Financial Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013, and incorporated herein by reference).

3.1	Amended Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2011, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005, and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.1*	Profit Sharing-Stock Ownership Plan of the Bank (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996, and incorporated herein by reference).

10.2	Guarantee Agreement by and between the Company and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.3	Guarantee Agreement by and between the Company and U.S. Bank National Association dated March 30, 2004 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005, and incorporated herein by reference).

10.4*	The Company’s 1998 Stock Option Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 6, 1998, and incorporated herein by reference).

Exhibit No.	Description

10.5*	The Company’s 2004 Stock Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2004, and incorporated herein by reference).

10.6*	Amended and Restated Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on December 14, 2005, and incorporated herein by reference).

10.7*	Amendment to the Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on March 14, 2006, and incorporated herein by reference).

10.8*	Amendment to the Supplemental Executive Retirement Plan of the Company (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007, and incorporated herein by reference).

10.9*	Form of Executive Salary Continuation Agreement (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008, and incorporated herein by reference).

10.10*	Executive Salary Continuation Agreement between the Bank and Stephen R. Theroux (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012, and incorporated herein by reference).

10.11	Small Business Lending Fund – Securities Purchase Agreement, dated as of August 25, 2011, between the Company and Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011, and incorporated herein by reference).

10.12	First Amendment to Securities Purchase Agreement, dated March 20, 2013, between the Company and Secretary of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013, and incorporated herein by reference).

10.13*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen W. Ensign (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.14*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen W. Ensign (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.15*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen R. Theroux (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.16*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen R. Theroux (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.17*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen W. Ensign (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.18*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Company and Stephen W. Ensign (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.19*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen R. Theroux (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.20*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Company and Stephen R. Theroux (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.21*	Form of One-Year Change of Control Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and incorporated herein by reference).

10.22*	Consulting Services Letter Agreement by and between the Company, the Bank and Stephen W. Ensign, dated February 14, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

10.23*	Three-Year Change of Control Agreement by and between the Company, the Bank and William J. McIver, dated February 14, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013, and incorporated herein by reference).

10.24*	Consulting Services Letter Agreement by and between the Company, the Bank and Steven H. Dimick, dated November 6, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013, and incorporated herein by reference).

21.1†	Subsidiaries of the Company.

23.1†	Consent of Shatswell, MacLeod & Company, P.C.

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1†	Section 1350 Certification of the Chief Executive Officer.

32.2†	Section 1350 Certification of the Chief Financial Officer.

101**	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.