Form 10-Q
period 2014-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2014-05-12
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 5, 2014 was 8,231,134.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share data)	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$20,697	$12,005
Overnight deposits	15,179	21,573

Cash and cash equivalents	35,876	33,578
Interest-bearing time deposits with other banks	1,245	1,743
Securities available-for-sale	114,117	125,238
Federal Home Loan Bank stock	9,818	9,760
Loans held-for-sale	406	680
Loans receivable, net of allowance for loan losses of $9.8 million as of March 31, 2014 and December 31, 2013	1,155,053	1,134,110
Accrued interest receivable	3,292	2,628
Bank premises and equipment, net	24,576	23,842
Investments in real estate	3,644	3,681
Other real estate owned	1,208	1,343
Goodwill and other intangible assets	55,287	55,652
Bank-owned life insurance	19,702	19,544
Other assets	11,244	12,071

Total assets	$1,435,468	$1,423,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$94,394	$101,446
Interest-bearing	973,824	986,646

Total deposits	1,068,218	1,088,092
Federal Home Loan Bank advances	155,986	121,734
Securities sold under agreements to repurchase	22,667	27,885
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	17,201	16,282

Total liabilities	1,284,692	1,274,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 8,653,771 shares issued and 8,219,442 shares outstanding at March 31, 2014, and 8,651,076 shares issued and 8,216,747 shares outstanding at December 31, 2013	87	87
Paid-in capital	100,998	100,961
Retained earnings	59,363	58,347
Unearned stock awards	(478)	(490)
Accumulated other comprehensive loss	(2,443)	(2,897)
Treasury stock, 434,329 shares as of March 31, 2014 and December 31, 2013, at cost	(6,751)	(6,751)

Total stockholders’ equity	150,776	149,257

Total liabilities and stockholders’ equity	$1,435,468	$1,423,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,	March 31,
(Dollars in thousands, except for per share data)	2014	2013
Interest and dividend income
Interest and fees on loans	$11,350	$9,181
Interest on debt securities:
Taxable	325	524
Dividends	35	13
Other	170	139

Total interest and dividend income	11,880	9,857

Interest expense
Interest on deposits	1,102	1,025
Interest on advances and other borrowed money	525	684

Total interest expense	1,627	1,709

Net interest and dividend income	10,253	8,148
Provision for loan losses	—	414

Net interest and dividend income after provision for loan losses	10,253	7,734

Noninterest income
Customer service fees	1,438	1,186
Net gain on sales of loans	52	933
Gain on sales and calls of securities, net	8	167
Net loss on sales of other real estate and property owned.	(2)	—
Net gain on sales of premisis and equipment.	2	—
Rental income	175	183
Income from equity interest in Charter Holding Corp.	—	98
Trust and investment management fee income.	2,076	—
Insurance commission income	484	485
Bank-owned life insurance income	149	128

Total noninterest income	4,382	3,180

Noninterest expense
Salaries and employee benefits	6,002	4,295
Occupancy and equipment	1,578	1,076
Advertising and promotion	155	99
Depositors’ insurance	271	177
Outside services	703	319
Professional services	272	336
ATM processing fees	221	151
Supplies	164	129
Telephone	295	163
Amortization of intangible assets	435	192
Other expenses	1,497	1,094

Total noninterest expense	11,593	8,031

Income before provision for income taxes	3,042	2,883
Provision for income taxes	899	831

Net income	$2,143	$2,052

Net income available to common stockholders	$2,085	$1,911

Earnings per common share, basic	$0.25	$0.27

Weighted average number of shares outstanding, basic	8,218,465	7,060,234
Earnings per common share, assuming dilution	$0.25	$0.27

Weighted average number of shares outstanding, assuming dilution	8,231,992	7,060,650
Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Net income	$2,143	$2,052
Net change in unrealized gain (loss) on available-for-sale securities, net of tax effect	454	(309)
Net change in unrecognized pension plan costs, net of tax effect	—	—
Net change in derivatives, net of tax effect	—	52
Net change in unrealized gain on equity investment, net of tax effect	—	6

Comprehensive income	$2,597	$1,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,143	$2,052
Depreciation and amortization	520	384
Amortization of fair value adjustments, net	92	57
Amortization of securities, net	150	247
Net decrease (increase) in mortgage servicing rights	80	(382)
Loans originated for sale	(4,400)	(27,952)
Proceeds from loans sold	4,726	32,312
Increase in cash surrender value of life insurance	(158)	(136)
Amortization of intangible assets	435	151
Provision for loan losses	—	414
Decrease in accrued interest receivable and other assets	30	19
Net loss on sales of other real estate owned	7	—
Write-down of other real estate owned	6	—
Net gain on sales and calls of securities	(8)	(167)
Net gain on sales of loans	(52)	(933)
Income from equity interest in Charter Holding Corp.	—	(98)
Change in deferred loan origination fees and cost, net	(110)	(48)
Increase in accrued expenses and other liabilities	621	2,382

Net cash provided by operating activities	4,082	8,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,217)	(1,579)
Disposal of fixed assets	—	40
Proceeds from sales and calls of securities available-for-sale	2,065	18,658
Proceeds from maturities of securities available-for-sale	40,012	—
Purchases of securities available-for-sale	(30,349)	(740)
Proceeds from maturities of interest-bearing time deposits with other banks	498	—
(Purchase) redemption of Federal Home Loan Bank stock	(58)	213
Loan originations and principal collections, net	(15,306)	2,681
Purchase of loans	(5,683)	(990)
Proceeds from sales of other real estate owned	176	—

Net cash (used in) provided by investing activities	(9,862)	18,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(19,862)	(36,934)
Net (decrease) increase in securities sold under agreements to repurchase	(5,218)	4,686
Net increase (decrease) in advances from Federal Home Loan Bank and other borrowings	34,250	(10,499)
Dividends paid on preferred stock	(58)	(64)
Dividends paid on common stock	(1,034)	(893)

Net cash provided by (used in) financing activities	8,078	(43,704)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,298	(17,119)
CASH AND CASH EQUIVALENTS, beginning of period	33,578	39,412

CASH AND CASH EQUIVALENTS, end of period	$35,876	$22,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$1,104	$1,052
Interest on advances and other borrowed money	529	721

Total interest paid	$1,633	$1,773

Income taxes paid	$364	$366

Loans transferred to other real estate owned	$54	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the savings and loan holding company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products, and Charter Holding Corp (“Charter Holding”), which through its subsidiaries provides trust and wealth management services. The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland, and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill and other intangible assets for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Note B - Accounting Policies

The condensed consolidated financial statements include the accounts of the Company, the Bank, M&E, Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corp., and Charter Holding and its subsidiaries Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C - Impact of New Accounting Standards

In July 2013, FASB issued ASU 2013-11, “Income Taxes Topic 740 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2014, FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Other Real Estate Owned. Other real estate owned is reported at the fair value of the underlying collateral less costs to sell. Collateral values are estimated using Level 3 inputs based on appraisals of similar properties obtained from a third party valuation service.

The following summarizes assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$29,978	$—	$29,978	$—
U.S. government-sponsored enterprise bonds	7,202	—	7,202	—
Mortgage-backed securities	55,230	—	55,230	—
Municipal bonds	20,480	—	20,480	—
Other bonds and debentures	184	—	184	—
Equity securities	1,043	1,043	—	—

Totals	$114,117	$1,043	$113,074	$—

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$50,016	$—	$50,016	$—
U.S. government-sponsored enterprise bonds	7,160	—	7,160	—
Mortgage-backed securities	46,647	—	46,647	—
Municipal bonds	20,106	—	20,106	—
Other bonds and debentures	275	—	275	—
Equity securities	1,034	1,034	—	—

Totals	$125,238	$1,034	$124,204	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,349	$—	$—	$2,349
Other real estate owned	1,208	—	—	1,208

	$3,557	$—	$—	$3,557

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,321	$—	$—	$2,321
Other real estate owned	1,343	—	—	1,343

	$3,664	$—	$—	$3,664

There were no loans measured for impairment using the fair value of the underlying collateral at March 31, 2014. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $2.5 million with a valuation allowance of $182 thousand at March 31, 2014. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2013, impaired loans had a recorded investment of $2.5 million with a valuation allowance of $197 thousand.

The estimated fair values of the Company’s financial instruments at March 31, 2014, and December 31, 2013, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) March 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$35,876	$35,876	$—	$—	$35,876
Interest-bearing time deposits with other banks	1,245	—	—	1,245	1,245
Securities available-for-sale	114,117	1,043	113,074	—	114,117
Federal Home Loan Bank stock	9,818	9,818	—	—	9,818
Loans held-for-sale	406	—	406	—	406
Loans, net	1,155,053	—	—	1,148,727	1,148,727
Investment in unconsolidated subsidiaries	620	—	—	417	417
Accrued interest receivable	3,292	3,292	—	—	3,292
Financial liabilities:
Deposits	1,068,218	—	—	1,070,740	1,070,740
Federal Home Loan Bank advances	155,986	—	—	157,206	157,206
Securities sold under agreements to repurchase	22,667	22,667	—	—	22,667
Subordinated debentures	20,620	—	—	13,857	13,857

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$33,578	$33,578	$—	$—	$33,578
Interest-bearing time deposits with other banks	1,743	—	—	1,743	1,743
Securities available-for-sale	125,238	1,034	124,204	—	125,238
Federal Home Loan Bank stock	9,760	9,760	—	—	9,760
Loans held-for-sale	680	—	683	—	683
Loans, net	1,134,110	—	—	1,136,761	1,136,761
Investment in unconsolidated subsidiaries	620	—	—	587	587
Accrued interest receivable	2,628	2,628	—	—	2,628
Financial liabilities:
Deposits	1,088,092	—	—	1,091,419	1,091,419
Federal Home Loan Bank advances	121,734	—	—	123,166	123,166
Securities sold under agreements to repurchase	27,885	27,885	—	—	27,885
Subordinated debentures	20,620	—	—	19,519	19,519

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the 12 month period ended December 31, 2013.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at March 31, 2014, and December 31, 2013, are summarized as follows:

(Dollars in thousands) March 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$30,610	$—	$632	$29,978
U.S. government-sponsored enterprise bonds	7,384	2	184	7,202
Mortgage-backed securities	55,957	35	762	55,230
Municipal bonds	20,482	240	242	20,480
Other bonds and debentures	175	9	—	184
Equity securities	742	301	—	1,043

Total available-for-sale	$115,350	$587	$1,820	$114,117

(Dollars in thousands) December 31, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale	$127,220	$398	$2,380	$125,238

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of March 31, 2014:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$76

Total due in less than one year	$76

U.S. Treasury notes	$19,839

Total due after one year through five years	$19,839

U.S. Treasury notes	$10,063
U.S. government-sponsored enterprise bonds	6,820
Municipal bonds	10,558

Total due after five years through ten years	$27,441

Municipal bonds	$9,922
U.S. government-sponsored enterprise bonds	382
Other bonds and debentures	184

Total due after ten years	$10,488

For the three months ended March 31, 2014, the proceeds from sales of securities available-for-sale were $96 thousand. Gross gains of $8 thousand were realized during the same period on the sales. The tax provision applicable to these net realized gains amounted to $3 thousand. For the three months ended March 31, 2013, the proceeds from sales of securities available-for-sale were $18.7 million. Gross gains of $167 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $66 thousand. Securities, carried at $108.7 million and $120.1 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of March 31, 2014, and December 31, 2013, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of March 31, 2014:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$19,915	$268	$10,063	$364	$29,978	$632
U.S. government-sponsored enterprise bonds	7,000	184	—	—	7,000	184
Mortgage-backed securities	34,954	233	14,918	529	49,872	762
Municipal bonds	3,008	138	2,387	104	5,395	242

Total temporarily impaired securities	$64,877	$823	$27,368	$997	$92,245	$1,820

The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2014, consist of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold these debt securities until maturity and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands)	Originated	Acquired	Total
March 31, 2014:
Real estate loans:
Conventional	$547,356	$64,931	$612,287
Home equity	62,197	6,699	68,896
Construction	24,961	3,348	28,309
Commercial	215,461	85,498	300,959

	849,975	160,476	1,010,451
Consumer loans	6,351	2,614	8,965
Commercial and municipal loans	124,923	16,768	141,691

Total loans	981,249	179,858	1,161,107
Allowance for loan losses	(9,774)	—	(9,774)
Deferred loan origination costs, net	3,720	—	3,720

Loans receivable, net	$975,195	$179,858	$1,155,053

(Dollars in thousands)	Originated	Acquired	Total
December 31, 2013:
Real estate loans:
Conventional	$536,588	$65,682	$602,270
Home equity	63,736	6,828	70,564
Construction	26,062	3,660	29,722
Commercial	198,741	89,072	287,813

	825,127	165,242	990,369
Consumer loans	6,829	2,988	9,817
Commercial and municipal loans	121,256	18,815	140,071

Total loans	953,212	187,045	1,140,257
Allowance for loan losses	(9,757)	—	(9,757)
Deferred loan origination costs, net	3,610	—	3,610

Loans receivable, net	$947,065	$187,045	$1,134,110

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the dates indicated:

	Real Estate:			Commercial
(Dollars in thousands)	Conventional	Commercial	Construction	and Municipal	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Originated:
Beginning balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(65)	(132)	—	(13)	(54)	—	(264)
Recoveries	241	—	—	2	38	—	281
(Benefit) provision	(592)	557	65	(30)	21	(21)	—

Ending balance	$4,969	$2,568	$418	$1,520	$80	$219	$9,774

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$7	$106	$—	$69	$—	$—	$182
Collectively evaluated for impairment	4,962	2,462	418	1,451	80	219	9,592
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,969	$2,568	$418	$1,520	$80	$219	$9,774

Loans:
Originated:
Individually evaluated for impairment	$6,064	$10,949	$1,267	$1,656	$—	$—	$19,936
Collectively evaluated for impairment	603,489	204,512	23,694	123,267	6,351	—	961,313
Acquired loans (Discounts related to Credit Quality)	71,630	85,498	3,348	16,768	2,614	—	179,858

Total loans ending balance	$681,183	$300,959	$28,309	$141,691	$8,965	$—	$1,161,107

	Real Estate:			Commercial
(Dollars in thousands)	Conventional	Commercial	Construction	and Municipal	Consumer	Unallocated	Total
December 31, 2013:
Allowance for loan losses:
Originated:
Beginning balance	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(851)	(593)	—	(302)	(230)	—	(1,976)
Recoveries	268	284	—	154	142	—	848
Provision (benefit)	1,071	(1,164)	145	791	105	14	962

Ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$71	$116	$—	$10	$—	$—	$197
Collectively evaluated for impairment	5,314	2,027	353	1,551	75	240	9,560
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Loans:
Originated:
Individually evaluated for impairment	$6,716	$11,363	$1,494	$1,582	$—	$—	$21,155
Collectively evaluated for impairment	593,608	187,378	24,568	119,674	6,829	—	932,057
Acquired loans (Discounts related to Credit Quality)	72,510	89,072	3,660	18,815	2,988	—	187,045

Total loans ending balance	$672,834	$287,813	$29,722	$140,071	$9,817	$—	$1,140,257

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

March 31, 2014 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$2,745	$164	$438	$3,347	$1,708
Home equity	29	49	89	167	119
Commercial	1,971	101	116	2,188	2,492
Construction	—	—	—	—	126
Commercial and municipal	489	—	127	616	524
Consumer	6	—	1	7	1

Total	$5,240	$314	$771	$6,325	$4,970

Acquired:
Real estate:
Conventional	$2,168	$—	$842	$3,010	$1,260
Home equity	22	—	—	22	22
Commercial	2,639	—	856	3,495	2,042
Commercial and municipal	294	—	45	339	178
Consumer	62	—	—	62	—

Total	$5,185	$—	$1,743	$6,928	$3,502

December 31, 2013 (Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Real estate:
Conventional	$2,654	$498	$2,812	$5,964	$3,821
Commercial	1,859	267	903	3,029	4,512
Home equity	53	57	52	162	104
Construction	95	—	—	95	230
Commercial and municipal	133	10	159	302	621
Consumer	29	60	15	104	15

Total	$4,823	$892	$3,941	$9,656	$9,303

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured loans as of March 31, 2014, and December 31, 2013, based on payment performance status:

	March 31, 2014
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Construction	Commercial	Total
Performing	$3,060	$5,296	$1,141	$954	$10,451
Non-performing	830	693	—	—	1,523

Total	$3,890	$5,989	$1,141	$954	$11,974

	December 31, 2013
	Real Estate:
(Dollars in thousands)	Residential	Commercial	Construction	Commercial	Total
Performing	$2,915	$6,514	$1,263	$962	$11,654
Non-performing	715	85	—	—	800

Total	$3,630	$6,599	$1,263	$962	$12,454

Troubled debt restructured loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the three month period ending March 31, 2014, certain loan modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate or (3) change in scheduled payment amount

The following table presents pre-modification balance information on how loans were modified as TDRs during the three months ended March 31, 2014:

(Dollars in thousands)	Combination of Interest Only Payments, Rate, and Maturity	Interest Only Payments and Maturity	Re-amortized Payment	Total
Real estate:
Conventional	$118	$356	$—	$474
Commercial	—	—	103	103

Total TDRs	$118	$356	$103	$577

The following table presents pre-modification balance information on how loans were modified as TDRs during the 12 months ended December 31, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity Date	Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
Real estate:
Conventional	$—	$996	$1,273	$219	$192	$2,680
Commercial	764	1,143	1,111	—	—	3,018
Construction	700	—	—	—	—	700
Commercial and municipal	—	—	524	—	36	560

Total TDRs	$1,464	$2,139	$2,908	$219	$228	$6,958

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the three months ended March 31, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	6	$474	$474
Commercial	1	103	103

Total	7	$577	$577

At March 31, 2014, there were no specific loan loss reserves related to troubled debt restructurings that occurred during the three month period ended March 31, 2014. There were no troubled debt restructurings for which there was a payment default during the three month period ending March 31, 2014, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality-Subsequent Measurement,” is as follows as of March 31, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,280	$5,869	$—	$5,735	$128
Home equity	189	221	—	189	—
Commercial	9,492	10,193	—	10,339	159
Construction	1,267	1,267	—	1,381	15
Commercial and municipal	1,176	1,229	—	1,133	14

Total impaired with no related allowance	$17,404	$18,779	$—	$18,777	$316

With an allowance recorded:
Real estate:
Conventional	$594	$627	$69	$594	$6
Commercial	1,457	1,457	106	1,464	26
Commercial and municipal	480	480	7	482	6

Total impaired with an allowance recorded	$2,531	$2,564	$182	$2,540	$38

Total:
Real estate:
Conventional	$5,874	$6,496	$69	$6,329	$134
Home equity	189	221	—	189	—
Commercial	10,949	11,650	106	11,803	185
Construction	1,267	1,267	—	1,381	15
Commercial and municipal	1,656	1,709	7	1,615	20

Total impaired loans	$19,935	$21,343	$182	$21,317	$354

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With no related allowance recorded:
Real estate:
Conventional	$6,084	$7,029	$—	$5,387	$261
Home equity	153	312	—	104	9
Commercial	9,807	10,432	—	10,832	534
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,099	1,141	—	728	65

Total impaired with no related allowance	$18,637	$20,429	$—	$18,800	$938

With an allowance recorded:
Real estate:
Conventional	$479	$512	$71	$618	$23
Commercial	1,556	1,556	116	1,622	105
Commercial and municipal	483	483	10	527	24

Total impaired with an allowance recorded	$2,518	$2,551	$197	$2,767	$152

Total
Real estate:
Conventional	$6,563	$7,541	$71	$6,005	$284
Home equity	153	312	—	104	9
Commercial	11,363	11,988	116	12,454	639
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,582	1,624	10	1,255	89

Total impaired loans	$21,155	$22,980	$197	$21,567	$1,090

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	March 31, 2014	December 31, 2013
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$993	$1,012
Nonaccretable difference	—	—

Cash flows expected to be collected	993	1,012
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$993	$1,012

The following tables present a summary of credit impaired loans acquired through the merger with Central Financial Corporation:

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
March 31, 2014
Contractually required payments receivable	$1,229	$948
Nonaccretable difference	—	—

Cash flows expected to be collected	1,229	948
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,229	$948

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
December 31, 2013
Contractually required payments receivable	$1,604	$984
Nonaccretable difference	—	—

Cash flows expected to be collected	1,604	984
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,604	$984

The following table presents the Company’s loans by risk ratings:

	Real Estate:			Commercial and
(Dollars in thousands)	Residential	Commercial	Construction	Municipal	Consumer	Total
March 31, 2014 (unaudited)
Originated:
Grade:
Pass	—	182,349	14,572	96,365	—	293,286
Special mention	—	3,261	796	656	—	4,713
Substandard	5,090	11,756	1,647	1,252	—	19,745
Loans not formally rated	$604,463	$18,095	$7,946	$26,650	$6,351	$663,505

Total	$609,553	$215,461	$24,961	$124,923	$6,351	$981,249

Acquired:
Grade:
Pass	—	75,430	1,850	13,495	—	90,775
Special mention	—	2,423	189	496	—	3,108
Substandard	1,482	6,177	225	1,863	—	9,747
Loans not formally rated	$70,148	$1,468	$1,084	$914	$2,614	$76,228

Total	$71,630	$85,498	$3,348	$16,768	$2,614	$179,858

The following table presents the Company’s loans by risk ratings:

	Real Estate:			Commercial
(Dollars in thousands)	Conventional	Commercial	Construction	and Municipal	Consumer	Total
December 31, 2013:
Originated:
Grade:
Pass	$—	$164,554	$13,337	$98,469	$—	$276,360
Special mention	—	3,885	812	674	—	5,371
Substandard	5,708	12,373	1,880	1,193	—	21,154
Loans not formally rated	594,616	17,929	10,033	20,920	6,829	650,327

Total	$600,324	$198,741	$26,062	$121,256	$6,829	$953,212

Acquired:
Grade:
Pass	$—	$80,730	$2,148	$16,577	$—	$99,455
Special mention	—	1,341	—	—	—	1,341
Substandard	1,521	5,518	228	1,876	—	9,143
Loans not formally rated	70,989	1,483	1,284	362	2,988	77,106

Total	$72,510	$89,072	$3,660	$18,815	$2,988	$187,045

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-35: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at March 31, 2014, was $2.6 million. The fair value of capitalized servicing rights was $4.3 million as of March 31, 2014. Servicing rights of $49 thousand were capitalized during the three months ended March 31, 2014, compared to $57 thousand for the same period in 2013. Amortization of capitalized servicing rights was $152 thousand for the three months ended March 31, 2014, compared to $246 thousand for the same period in 2013.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$65	$69
Decrease	(23)	(54)

Balance, end of period	$42	$15

Note H – Stock-based Compensation

At March 31, 2014, the Company had one equity plan (2004 Stock Incentive Plan) with 159,500 shares remaining available for issuance. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three months ended March 31, 2014 and 2013, stock-based compensation expense of $28 thousand and $20 thousand, respectively, was recognized for the Company’s equity plan. No options or awards were granted during the three month period ended March 31, 2014 and expense recognized relates to the vesting of previously granted stock awards.

Note I - Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Interest cost	$85	$83
Expected return on plan assets	(134)	(145)
Amortization of unrecognized actuarial loss	65	76

Net periodic pension cost	$16	$14

Note J – Earnings Per Share (EPS)

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except for per share data)	For the three months ended March 31,
	2014	2013
Basic EPS:
Net income as reported	$2,143	$2,052
Cumulative preferred stock dividend earned	(58)	(141)

Net income available to common stockholders	$2,085	$1,911

Weighted average common shares outstanding	8,218,465	7,060,234
Earnings per common share – basic	$0.25	$0.27

Diluted EPS:
Net income available to common stockholders	$2,085	$1,911

Weighted average common shares outstanding	8,218,465	7,060,234
Effect of dilutive securities, options	13,527	416

Weighted average common shares outstanding – diluted	8,231,992	7,060,650
Earnings per common share – diluted	$0.25	$0.27

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	March 31, 2014	December 31, 2013
Net unrealized holding loss on available-for-sale securities, net of taxes	$(744)	$(1,198)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,699)	(1,699)

Accumulated other comprehensive loss	$(2,443)	$(2,897)

Reclassification disclosures for the periods ended March 31, 2014 and 2013 follows:

(Dollars in thousands)	For the three months ended March 31,
	2014	2013
Net unrealized holding gain (loss) on available-for-sale securities	$757	$(346)
Reclassification adjustment for realized gains in net income	(8)	(167)

Other comprehensive income (loss) before income tax effect	749	(513)
Income tax (expense) benefit	(295)	204

	454	(309)

Other comprehensive loss – pension plan	—	—
Income tax benefit	—	—

	—	—

Change in fair value of derivatives used for cash flow hedges	—	101
Income tax expense	—	(49)

	—	52

Other comprehensive income - equity investment	—	6
Income tax expense	—	—

	—	6

Other comprehensive income (loss), net of tax effect	$454	$(251)

Reclassification adjustments are comprised of realized securities gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the three months ended March 31, 2014:

•	Total assets increased $11.6 million, or 0.82%, to $1.4 billion at March 31, 2014, from $1.4 billion at December 31, 2013.

•	Net loans increased $20.9 million, or 1.85%, to $1.2 billion at March 31, 2014, from $1.1 billion at December 31, 2013.

•	In the three months ended March 31, 2014, we originated $79.9 million in loans, compared to $77.7 million during the same period in 2013.

•	The Company’s loan servicing portfolio was $413.2 million at March 31, 2014, compared to $417.3 million at December 31, 2013.

•	Total deposits decreased $19.9 million, or 1.83%, to $1.1 billion at March 31, 2014, from $1.1 billion at December 31, 2013.

•	Net interest and dividend income for the three months ended March 31, 2014, was $10.3 million compared to $8.1 million for the same period in 2013.

•	Net income available to common stockholders was $2.1 million for the three months ended March 31, 2014, compared to $1.9 million for the same period in 2013.

•	As a percentage of total loans, non-performing loans decreased to 1.73% at March 31, 2014, from 1.86% at December 31, 2013.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013

Assets. Total assets were $1.4 billion at March 31, 2014, compared to $1.4 billion at December 31, 2013, an increase of $11.6 million, or 0.82%.

Securities Portfolio. Securities available-for-sale decreased $11.1 million, or 8.88%, to $114.1 million at March 31, 2014, from $125.2 million at December 31, 2013. Net unrealized losses on securities available-for-sale were $1.2 million at March 31, 2014, compared to net unrealized losses of $2.0 million at December 31, 2013. During the three months ended March 31, 2014, we sold securities with a total book value of $88 thousand for a net gain on sales of $8 thousand, and $40.0 million of short-term U.S. Treasury notes matured. During the same period, we purchased securities totaling $30.3 million including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $744 thousand at March 31, 2014, compared to an unrealized loss (after tax) of $1.2 million at December 31, 2013. The investments in our investment portfolio that are temporarily impaired as of March 31, 2014, consist of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that we have the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other than temporary.

Loans. Net loans held in portfolio increased $20.9 million, or 1.85%, to $1.2 billion at March 31, 2014, from $1.1 billion at December 31, 2013. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $10.0 million, commercial real estate loans of $13.1 million, and commercial loans of $1.6 million offset in part by a decrease in home equity loans of $1.7 million. As a percentage of total loans, non-performing loans decreased to 1.73% at March 31, 2014, from 1.86% at December 31, 2013. During the three months ended March 31, 2014, we originated $79.9 million in loans compared to $77.7 million for the same period in 2013. At March 31, 2014, our mortgage servicing loan portfolio was $413.2 million compared to $417.3 million at December 31, 2013. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2014, adjustable-rate mortgages comprised approximately 67.53% of our real estate mortgage loan portfolio, which represents a higher percentage compared to the mix at December 31, 2013, due in part to increases in commercial real estate loans and increased origination of adjustable-rate residential loans.

Allowance and Provision for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. We test the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, we consider historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at March 31, 2014 was $9.8 million and at December 31, 2013 was $9.7 million. The allowance for loan losses represents 0.84% of total loans held, compared to 0.85% at December 31, 2013. Total non-performing assets at March 31, 2014, were approximately $9.7 million, representing 99.03% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with net recoveries of charged off loans from prior periods, resulted in us making no provisions to the allowance for loan losses during the three months ended March 31, 2014, compared to $400 thousand for the same period in 2013. Loan charge-offs (excluding the overdraft program) were $223 thousand during the three month period ended March 31, 2014, compared to $734 thousand for the same period in 2013. Recoveries were $243 thousand during the three month period ended March 31, 2014, compared to $180 thousand for the same period in 2013. This activity resulted in net recoveries of $20 thousand for the three month period ended March 31, 2014, compared to $554 thousand for the same period in 2013. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 29%, 59%, 6%, and 6%, respectively, of the amounts charged-off during the three month period ended March 31, 2014.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.8 million. The growth in the portfolio has been offset by net loan recoveries and modestly improving economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2014 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2014, the overdraft allowance was $21 thousand, compared to $24 thousand at year-end 2013. There were no provisions for overdraft losses recorded during the three month period ended March 31, 2014, compared to provisions of $14 thousand that were recorded for the same period during 2013. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Three months ended March 31, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(65)	—	(65)
Commercial real estate	(132)	—	(132)
Construction	—	—	—
Consumer loans	(13)	—	(13)
Commercial and municipal loans	(13)	—	(13)

Total charged-off loans	(223)	—	(223)

Recoveries:
Conventional	241	—	241
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Commercial and municipal loans	2	—	2

Total recoveries	243	—	243

Net recoveries:	20	—	20
Provision (benefit) for loan loss charged to income:
Conventional	(592)	—	(592)
Commercial real estate	557	—	557
Construction	65	—	65
Consumer loans	21	—	21
Commercial and municipal loans	(30)	—	(30)
Unallocated	(21)	—	(21)

Total provision	—	—	—

Ending balance	$9,753	$—	$9,753

(Dollars in thousands)	Three months ended March 31, 2013
	Originated	Acquired	Total
Balance, beginning of year	$9,909	$—	$9,909

Charge-offs:
Conventional	(219)	—	(219)
Commercial real estate	(389)	—	(389)
Construction	—	—	—
Consumer loans	(20)	—	(20)
Commercial and municipal loans	(106)	—	(106)

Total charged-off loans	(734)	—	(734)

Recoveries
Conventional	178	—	178
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	1	—	1
Commercial and municipal loans	1	—	1

Total recoveries	180	—	180

Net charge-offs	(554)	—	(554)

Provision for loan loss charged to income:
Conventional	201	—	201
Commercial real estate	143	—	143
Construction	6	—	6
Consumer loans	2	—	2
Commercial and municipal loans	48	—	48

Total provision	400	—	400

Ending balance	$9,755	$—	$9,755

The following is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Beginning balance	$24	$14

Overdraft charge-offs	(41)	(65)
Overdraft recoveries	38	52

Net overdraft charge-offs	(3)	(13)

Provision for overdrafts losses	—	14

Ending balance	$21	$15

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	March 31, 2014			December 31, 2013
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,900	50%	59%	$5,314	55%	59%
Commercial	2,462	25%	26%	2,027	21%	25%
Land and construction	418	4%	2%	353	3%	3%
Collateral and consumer loans	59	1%	1%	51	1%	1%
Commercial and municipal loans	1,513	16%	12%	1,551	16%	12%
Unallocated	219	2%	—	240	2%	—
Impaired loans	182	2%	—	197	2%	—

Allowance	$9,753	100%	100%	$9,733	100%	100%

Allowance as a percentage of originated loans		0.99%			1.02%
Impaired loans as a percentage of allowance		204.40%			217.35%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Allowance for loan and lease losses	$9,753	$9,733
Overdraft allowance	21	24

Total allowance	$9,774	$9,757

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $27.1 million at March 31, 2014, compared to $30.3 million at December 31, 2013. Other real estate owned was $1.2 million at March 31, 2014, compared to $1.3 million at December 31, 2013. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Ten loans considered to be impaired loans at March 31, 2014, have specific allowances identified and assigned. The 10 loans are secured by real estate, business assets or a combination of both. At March 31, 2014, the allowance included $182 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2013, was $197 thousand.

At March 31, 2014, we had 54 loans totaling $12.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At March 31, 2014, 46 of the “troubled debt restructurings” were performing under contractual terms. Of the loans classified as troubled debt restructured, 9 were more than 30 days past due at March 31, 2014. The balances of these past due loans were $1.5 million. At December 31, 2013, we had 57 loans totaling $12.5 million considered to be “troubled debt restructurings.”

Loans over 90 days past due were $2.5 million at March 31, 2014, compared to $3.9 million at December 31, 2013. Loans 30 to 89 days past due were $10.7 million at March 31, 2014, compared to $5.7 million at December 31, 2013. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.65% at December 31, 2013, to 0.59% at March 31, 2014, and, as a percentage of total loans, decreased from 0.82% at December 31, 2013, to 0.73% at March 31, 2014.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2014, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2014, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans (1)	$8,472	86.68%	0.59%	$9,303	95.35%	0.65%
Other real estate owned and chattel	1,208	12.36%	0.08%	1,343	13.76%	0.09%

Total non-performing assets	$9,680	99.04%	0.67%	$10,646	109.11%	0.74%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real estate:
Conventional	$2,967	$3,821
Home equity	141	104
Commercial	4,534	4,512
Construction	126	230
Consumer	1	15
Commercial and municipal	702	621

Total	$8,471	$9,303

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

Goodwill and Other Intangible. Goodwill and other intangible assets amounted to $55.3 million, or 3.85% of total assets, as of March 31, 2014, compared to $55.7 million, or 3.91% of total assets, as of December 31, 2013. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. Other real estate owned (“OREO”) was $1.2 million, representing four properties, at March 31, 2014, compared to $1.3 million, representing seven properties, of OREO and property acquired in settlement of loans at December 31, 2013.

Deposits. Total deposits decreased $19.9 million, or 1.83%, to $1.1 billion at March 31, 2014, from $1.1 billion at December 31, 2013. Non-interest bearing deposit accounts decreased $7.1 million, or 6.95%, and interest-bearing deposit accounts decreased $12.8 million, or 1.30%, over the same period. The balances at March 31, 2014, included $20.0 million of brokered deposits, which is a decrease of $804 thousand compared to December 31, 2013. This decrease represents the maturities of $804 thousand of brokered deposits. Deposit balances at March 31, 2014, also includes $6.5 million of deposits obtained through listing services, which is unchanged compared to December 31, 2013.

Borrowings. Securities sold under agreements to repurchase decreased $5.2 million, or 18.71%, to $22.7 million at March 31, 2014, from $27.9 million at December 31, 2013. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities. We had outstanding balances of $156.0 million in advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2014, an increase of $34.3 million from $121.7 million at December 31, 2013. In addition to advances, we had nine letters of credit totaling $46.3 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB.

Comparison of the Operating Results for the Three months Ended March 31, 2014 and March 31, 2013 (unaudited)

Overview. Consolidated net income for the three months ended March 31, 2014, was $2.1 million, or $0.25 per diluted common share, compared to $2.1 million, or $0.27 per diluted common share, for the same period in 2013, an increase of $91 thousand, or 4.49%. Our net interest margin increased to 3.20% at March 31, 2014, from 2.88% at March 31, 2013, due in part to the higher interest margin from the acquisition of The Randolph National Bank in the fourth quarter of 2013. Our return on average assets and average equity for the three months ended March 31, 2014, were 0.60% and 6.81%, respectively, compared to 0.67% and 6.29%, respectively, for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $2.1 million, or 25.85%, to $10.3 million for the three month period ended March 31, 2014, compared to $8.1 million for the three month period ended March 31, 2013, as a result of the increase in interest-earning assets including the assets acquired from The Randolph National Bank in October of 2013 and originated portfolio growth since March 31, 2013.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

Three month period ended March 31,	2014			2013
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,154,224	$11,350	3.93%	$922,834	$9,181	3.98%
Investment securities and other	162,135	530	1.31%	217,986	676	1.24%

Total interest-earning assets	1,316,359	11,880	3.61%	1,140,820	9,857	3.46%

Noninterest-earning assets:
Cash	9,857			21,686
Other noninterest-earning assets (3)	102,259			86,480

Total noninterest-earning assets	112,116			108,166

Total	$1,428,475			$1,248,986

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$676,290	$196	0.12%	$550,317	$191	0.14%
Time deposits	370,672	892	0.96%	350,241	821	0.94%
Repurchase agreements	22,682	14	0.25%	16,907	13	0.31%
Capital securities and other borrowed funds	149,276	525	1.41%	157,975	684	1.73%

Total interest-bearing liabilities	1,218,920	1,627	0.53%	1,075,440	1,709	0.64%

Noninterest-bearing liabilities:
Demand deposits	44,712			26,898
Other	16,663			17,032

Total noninterest-bearing liabilities	61,375			43,930

Stockholders’ equity	148,180			129,616

Total	$1,428,475			$1,248,986

Net interest income/Net interest rate spread		$10,253	3.08%		$8,148	2.82%

Net interest margin			3.12%			2.86%

Percentage of interest-earning assets to interest-bearing liabilities			107.99%			106.08%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances (in thousands).

	Three months ended March 31, 2014 vs. 2013 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$2,274	$(105)	$2,169
Interest income on investments	(185)	39	(146)

Total interest income	2,089	(66)	2,023

Interest expense on savings, NOW and MMAs	17	(12)	5
Interest expense on time deposits	50	21	71
Interest expense on repurchase agreements	2	(1)	1
Interest expense on capital securities and other borrowings	(36)	(123)	(159)

Total interest expense	33	(115)	(82)

Net interest income	$2,056	$49	$2,105

	Three months ended March 31, 2013 vs. 2012 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$1,950	$(476)	$1,474
Interest income on investments	(126)	(525)	(651)

Total interest income	1,824	(1,001)	823

Interest expense on savings, NOW and MMAs	37	(3)	34
Interest expense on time deposits	31	(229)	(198)
Interest expense on repurchase agreements	2	—	2
Interest expense on capital securities and other borrowings	(1,204)	1,149	(55)

Total interest expense	(1,134)	917	(217)

Net interest income	$2,958	$(1,918)	$1,040

Interest and Dividend Income. For the three months ended March 31, 2014, total interest and dividend income increased $2.0 million, or 20.52%, to $11.9 million compared to $9.9 million for the same period in 2013. Interest and fees on loans increased $2.2 million, or 23.62%, to $11.4 million for the three month period ended March 31, 2014, compared to $9.2 million for the same period in 2013, due primarily to increased portfolio balances, including The Randolph National Bank loans acquired in October 2013, offset in part by loans repricing to lower rates. Interest and dividends on investments and other interest decreased $146 thousand, or 21.60%, for the three month period ended March 31, 2014, due primarily to a decreased position in investments as the Company implemented a deleveraging strategy during 2013 coupled with lower yields on investments held comparing periods.

Interest Expense. For the three months ended March 31, 2014, total interest expense decreased $82 thousand, or 4.86%, to $1.6 million compared to $1.7 million for the same period in 2013. Interest on deposits increased $77 thousand, or 7.51%, due in part to the carrying costs of deposits acquired from The Randolph National Bank. Interest on advances and other borrowed money decreased $159 thousand, or 23.39%, to $525 thousand from $684 thousand for the same period in 2013 due in part to maturing higher cost advances which were renewed at lower costs since March 31, 2013.

Provision for Loan Losses. There were no provisions for loan losses (not including overdraft allowances) for the three months ended March 31, 2014 compared to $400 thousand for the same period in 2013; the volume of provisions is consistent with activity in the portfolio during the related periods and allowance adequacy models. We made no provisions for overdraft losses in the three months ended March 31, 2014, compared to $14 thousand for the same period in 2013. For additional information on provisions and adequacy, please refer to the section herein on the Allowances for Loan Losses.

Noninterest Income. For the three months ended March 31, 2014, total noninterest income increased $1.2 million, or 37.80%, to $4.4 million compared to $3.2 million for the same period in 2013, as discussed below. For the three month period ended March 31, 2014, the increase in noninterest income primarily consisted of the following:

•	Trust and investment management fee income was $2.1 million for the three months ended March 31, 2014, compared to no recorded activity for the same period in 2013 when the Bank recognized earnings under equity method accounting.

•	Customer service fees increased $252 thousand, or 21.25%, to $1.4 million from $1.2 million for the three months ended March 31, 2014. The increase includes increases of $154 thousand related to increased volume of ATM and debit cards and $72 thousand in fees related to overdraft processing.

•	Bank-owned life insurance income increased $21 thousand to $149 thousand from $128 thousand for the three months ended March 31, 2013.

partially offset by:

•	Net gain on sales of loans decreased $881 thousand, or 94.43%, to $52 thousand compared to $933 thousand for the same period in 2013, represented by a decrease of $26.7 million in loans sold into the secondary market, to $4.7 million for the three months ended March 31, 2014, from $31.4 million for the three months ended March 31, 2013. This decrease reflects changes in pipelines, market rates and shifts in consumer demand of adjustable rate products that we typically hold in our portfolio.

•	Gain on sales and calls of securities, net decreased $159 thousand, or 95.21%, to $8 thousand for the three months ended March 31, 2014, from $167 thousand for the three months ended March 31, 2013. This decrease primarily reflects the gain on the sales of approximately $88 thousand of securities sold during the three months ended March 31, 2014, compared to $18.5 million during the same period in 2013.

•	Income from equity interest in Charter Holding Corp. (“Charter Holding”) decreased $98 thousand compared to the same period in 2013 due to the acquisition of the Charter Holding during the second quarter of 2013. Accordingly, the Bank began recording the entity’s activities as trust income and in related expense categories.

Noninterest Expense. For the three months ended March 31, 2014, total noninterest expenses increased $3.6 million, or 44.35%, to $11.6 million compared to $8.0 million for the same period in 2013, as discussed below. For the three month period ended March 31, 2014, the increase in noninterest expenses primarily consisted of the following:

•	Salaries and employee benefits increased $1.7 million, or 39.73%, to $6.0 million compared to $4.3 million for the three months ended March 31, 2013. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $1.6 million, or 33.51%, from $4.7 million for the three months ended March 31, 2013, to $6.3 million for the three months ended March 31, 2014. Salary expense increased $1.3 million, or 36.46%, reflecting ordinary cost-of-living adjustments and additional staffing primarily related to acquisition of Charter Holding and Central Financial Corporation, which represented $947 thousand, or 77.05%, of the increase. Additional expenses from the acquisitions include $367 thousand of benefit expenses. The deferral of expenses in conjunction with the origination of loans decreased $128 thousand, or 30.97%, to $286 thousand from $414 thousand for the same period in 2013.

•	Occupancy and equipment increased $502 thousand, or 46.65%, to $1.6 million compared to $1.1 million for the same period in 2013, which included $370 thousand related to the cost of the additional buildings acquired as a result of the acquisition of Charter Holding and Central Financial Corporation.

•	Advertising and promotion increased $56 thousand, or 56.89%, to $155 thousand from $99 thousand for the same period in 2013. This increase related to trust and investment management services coupled with promotions and media related to our new markets in the greater Randolph area of Vermont and our second location in Nashua, New Hampshire, which opened in December 2013.

•	Depositors’ insurance increased $94 thousand, or 53.18%, to $271 thousand from $177 thousand for the same period in 2013 due primarily to increased aggregate account balances.

•	Outside services increased $384 thousand, or 120.36%, to $703 thousand compared to $319 thousand for the same period in 2013. This increase includes expenses of $246 thousand related to Charter Holding operations, increases in expenses associated with our core processing system of $83 thousand and payroll-related services of $5 thousand.

•	Professional services decreased $64 thousand, or 19.04%, to $272 thousand compared to $336 thousand for the same period in 2013, reflecting decreases in legal fees and valuation services.

•	ATM processing fees increased $70 thousand to $221 thousand compared to $151 thousand for the same period in 2013. This increase is related to the same volume increases discussed under customer service fee income previously in this report.

•	Supplies increased $35 thousand to $164 thousand compared to $129 thousand for the same period in 2013.

•	Telephone expense increased $132 thousand to $295 thousand for the three months ended March 31, 2014, from $163 thousand in 2013, which includes $62 thousand from the addition of Randolph National Bank locations and $53 thousand from Charter operations.

•	Amortization of intangible assets increased $243 thousand, or 126.56%, to $435 thousand for the three months ended March 31, 2014, compared to $192 thousand for the same period in 2013. This increase includes $117 thousand related to the amortization of core deposit intangibles related to Randolph National Bank and $126 thousand related to amortization of customer list intangibles related to Charter Trust Company.

•	Other expenses increased $400 thousand, or 36.40%, to $1.5 million for the three months ended March 31, 2014, compared to $1.1 million for the same period in 2013. This increase includes $347 thousand in expenses related to the addition of Charter operations.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At March 31, 2014, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $69.3 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2014, we had approximately $160.2 in additional borrowing capacity from the FHLB.

At March 31, 2014, stockholders’ equity totaled $150.8 million, compared to $149.3 million at December 31, 2013. This reflects net income of $2.1 million, the declaration and payment of $1.0 million in common stock dividends, the declaration of $58 thousand in preferred stock dividends, cash contribution in the dividend reinvestment program of $2 thousand, and a decrease of $454 thousand in accumulated other comprehensive loss.

At March 31, 2014, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity, which are three performance benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the three months ended March 31, 2014, no shares were repurchased.

At March 31, 2014, we had unrestricted funds available in the amount of $1.3 million. As of March 31, 2014, our total cash needs for the remainder of 2014 are estimated to be approximately $4.2 million with $3.1 million projected to be used to pay dividends on our common stock, $440 thousand to pay interest on our capital securities, $173 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $444 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2014, as needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the three months ended March 31, 2014, net cash provided by operating activities decreased $4.2 million to $4.1 million compared to cash provided of $8.3 million for the same period in 2013. Cash provided by loans sold decreased $27.6 million for the three months ended March 31, 2014, compared to the same period in 2013. Net gain on sales of loans decreased $881 thousand for the three months ended March 31, 2014. Net gain on sales and calls of securities decreased $159 thousand for the three months ended March 31, 2014, compared to the same period in 2013, as a result of the sale of $96 thousand of securities sold during the three months ended March 31, 2014, with lower net gains compared to approximately $18.7 million of securities sold during the same period in 2013. The provision for loan losses decreased $414 thousand for the three months ended March 31, 2014, compared to the same period in 2013. The change in accrued interest receivable and other assets went from a decrease of $19 thousand for the three months ended March 31, 2013 compared to a decrease of $30 thousand for the same period in 2014. The increase in accrued expenses and liabilities decreased $1.8 million.

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2014, compared to cash provided of $18.3 million for the same period in 2013, a change of $28.2 million. The cash provided by net securities activities was $11.7 million for the three months ended March 31, 2014, compared to cash provided by net securities activities of $17.9 million for the same period in 2013. Cash used to purchase FHLB stock was $58 thousand for the three months ended March 31, 2014, compared to cash provided by redemption of FHLB stock of $213 thousand for the same period in 2013. Cash used in loan originations and principal collections, net, was $15.3 million for the three months ended March 31, 2014, a decrease of $18.0 million, compared to cash provided of $2.7 million for the same period in 2013.

For the three months ended March 31, 2014, net cash flows provided by financing activities increased $51.8 million to cash provided of $8.1 million compared to net cash used in financing activities of $43.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we experienced a net decrease of $7.1 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $25.1 million to cash used of $32.2 million for the same period in 2013. For the three months ended March 31, 2014, we had an increase of $44.7 million of cash provided by FHLB advances and other borrowings comparing cash provided of $34.3 million for the three months ended March 31, 2014 to cash used of $10.5 million for the same period in 2013.

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of March 31, 2014, the Bank’s ratios were 8.42% and 12.86%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.55 at March 31, 2014, compared to $15.37 per common share at December 31, 2013. Tangible book value per common share was $8.82 at March 31, 2014, compared to $8.59 per common share at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands except for per share data)	March 31, 2014	December 31, 2013
Shareholders’ equity	$150,776	$149,257
Less goodwill	44,702	44,632
Less other intangible assets	10,585	11,020
Less preferred stock	23,000	23,000

Tangible common equity	$72,489	$70,605

Ending common shares outstanding	8,219,442	8,216,747
Tangible book value per common share	$8.82	$8.59

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset-Liability Management

Market risk and interest rate risk management is governed by the Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define our tolerance for interest rate risk. The ALCO manages the composition of the balance sheet over a range of potential fluctuations in interest rates while responding, as appropriate, to market demand for loan and deposit products. Current exposures versus limits are reported to the Board of Directors at least quarterly. The policy limits and guidelines serve as benchmarks for measuring interest rate risk and for providing a framework for evaluation and interest rate risk-management decision-making.

Market Risk

Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

Interest Rate Risk

The principal market risk facing us is interest rate risk, which may include repricing risk, yield-curve risk, basis risk, and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. A change in sensitivity could reflect an imbalance in the repricing opportunities of our assets and liabilities. Yield curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on our assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity often at a time of disadvantage to the person selling the option; this risk is most often associated with the prepayment of loans, callable investments, and callable borrowings.

Interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. During a period of falling interest rates, therefore, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.

Income simulation is the primary tool for measuring the interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over a 12-month period, of a variety of interest rate shocks. These simulations take into account repricing, maturity and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels over a 12-month horizon, and develops appropriate strategies to manage this exposure.

Our one-year cumulative interest rate gap at March 31, 2014, was positive 3.30%, compared to the December 31, 2013, gap of positive 0.58%. With an asset sensitive (positive) gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Over the next 12 months, $62.4 million more assets are subject to repricing than liabilities.

As another part of interest rate risk analysis, we use an interest rate sensitivity model, which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The EVE ratio, under any rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. Modeling changes require making certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to the changes in market interest rates. In this regard, the EVE model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE measurements and net interest income models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on our net interest income and will likely differ from actual results.

The following table sets forth our EVE at March 31, 2014, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$168,929	$146,525	$140,874	$128,676	$117,124	$106,102	$95,076
Percent of Change		4.0%		-8.7%	-16.9%	-24.7%	-32.5%
EVE Ratio:
Ratio	11.79%	10.44%	10.28%	9.64%	9.00%	8.35%	7.66%
Change in basis points		-16		-64	-128	-193	-262

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. The Company had no derivative fair value hedges or derivative cash flows hedges at March 31, 2014 or December 31, 2013.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which we or any of our subsidiaries are a party or to which our property or the property of any of our subsidiaries is subject, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There are risks inherent to our business. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2014.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

10.1	Executive Salary Continuation Agreement by and between Lake Sunapee Bank, fsb and Laura Jacobi, dated March 17, 2014 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2014, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 **	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.