Form 10-Q
period 2014-06-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2014-08-11
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 5, 2014 was 8,244,036.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	difficulties related to the integration of any businesses we may acquire, including The Randolph National Bank and Charter Trust Company; and

•	other factors detailed from time to time in our SEC filings.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of New Hampshire Thrift Bancshares, Inc., its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corporation and Charter Holding Corp. (“Charter Holding”), which wholly owns Charter Trust Company.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$43,662	$12,005
Overnight deposits	—	21,573

Cash and cash equivalents	43,662	33,578
Interest-bearing time deposits with other banks	996	1,743
Securities available-for-sale	111,554	125,238
Federal Home Loan Bank stock	12,136	9,760
Loans held-for-sale	1,335	680
Loans receivable, net of allowance for loan losses of $9.8 million as of June 30, 2014 and December 31, 2013	1,201,357	1,134,110
Accrued interest receivable	3,438	2,628
Bank premises and equipment, net	24,655	23,842
Investments in real estate	3,607	3,681
Other real estate owned	297	1,343
Goodwill	44,823	44,632
Other intangible assets	10,151	11,020
Bank-owned life insurance	19,863	19,544
Other assets	13,395	12,071

Total assets	$1,491,269	$1,423,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$101,517	$101,446
Interest-bearing	1,009,723	986,646

Total deposits	1,111,240	1,088,092
Federal Home Loan Bank advances	170,988	121,734
Securities sold under agreements to repurchase	20,840	27,885
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	14,825	16,282

Total liabilities	1,338,513	1,274,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 8,675,557 shares issued and 8,241,228 shares outstanding at June 30, 2014, and 8,651,076 shares issued and 8,216,747 shares outstanding at December 31, 2013	87	87
Paid-in capital	101,316	100,961
Retained earnings	60,580	58,347
Unearned restricted stock awards	(598)	(490)
Accumulated other comprehensive loss	(1,878)	(2,897)
Treasury stock, 434,329 shares as of June 30, 2014 and December 31, 2013, at cost	(6,751)	(6,751)

Total stockholders’ equity	152,756	149,257

Total liabilities and stockholders’ equity	$1,491,269	$1,423,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$11,635	$9,024	$22,985	$18,205
Interest on debt securities:
Taxable	395	286	720	810
Dividends	46	10	81	23
Other	178	212	348	351

Total interest and dividend income	12,254	9,532	24,134	19,389

Interest expense
Interest on deposits	1,068	1,081	2,170	2,106
Interest on advances and other borrowed money	523	633	1,048	1,317

Total interest expense	1,591	1,714	3,218	3,423

Net interest and dividend income	10,663	7,818	20,916	15,966
Provision for loan losses	709	162	709	576

Net interest and dividend income after provision for loan losses	9,954	7,656	20,207	15,390

Noninterest income
Customer service fees	1,539	1,266	2,977	2,452
Gain on sales and calls of securities, net	435	614	443	781
Net gain on sales of loans	118	675	170	1,608
Gain on sales of premises and equipment	10	4	12	4
Gain on sales of other real estate and property owned, net	197	25	195	25
Rental income	172	185	347	368
Bank-owned life insurance income	153	148	302	276
Income from equity interest in Charter Holding Corp.	—	143	—	241
Mortgage servicing income (loss), net of amortization of mortgage servicing assets.	54	(14)	133	1
Insurance and brokerage service income	318	334	802	819
Trust and investment management fee income	2,076	—	4,152	—

Total noninterest income	5,072	3,380	9,533	6,575

Noninterest expense
Salaries and employee benefits	6,091	4,101	12,093	8,396
Occupancy and equipment	1,403	1,054	2,981	2,130
Advertising and promotion	281	213	436	312
Depositors’ insurance	270	202	541	379
Outside services	658	349	1,361	668
Professional services	447	317	719	653
ATM processing fees	199	162	420	313
Supplies	134	121	298	250
Telephone	271	172	566	335
Amortization of intangible assets	434	188	869	380
Other expenses	1,502	1,379	3,078	2,490

Total noninterest expense	11,690	8,258	23,362	16,306

Income before provision for income taxes	3,336	2,778	6,378	5,659
Provision for income taxes	994	981	1,893	1,812

Net income	$2,342	$1,797	$4,485	$3,847

Net income available to common stockholders	$2,284	$1,740	$4,370	$3,646

Earnings per common share, basic	$0.28	$0.25	$0.53	$0.52

Weighted average number of shares, basic	8,228,090	7,077,239	8,223,304	7,068,828
Earnings per common share, assuming dilution	$0.28	$0.25	$0.53	$0.52

Weighted average number of shares, assuming dilution	8,239,501	7,079,171	8,235,080	7,069,896
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net income	$2,342	$1,797	$4,485	$3,847
Net change in unrealized gain (loss) on available-for-sale securities, net of tax effect	565	(1,910)	1,019	(2,219)
Net change in unrecognized pension plan costs, net of tax effect	—	—	—	—
Net change in derivatives, net of tax effect	—	48	—	100
Net change in unrealized gain on equity investment, net of tax effect	—	(4)	—	2

Comprehensive income (loss)	$2,907	$(69)	$5,504	$1,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the six months ended	For the six months ended
	June 30,	June 30,
(dollars in thousands)	2014	2013
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred stock	—	—
Redemption of preferred stock	—	—

Balance, end of period	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$75

Balance, end of period	$87	$75

PAID-IN CAPITAL
Balance, beginning of year	$100,961	$83,977
Increase on issuance of common stock from the exercise of stock options	35	367
Issuance of common stock from dividend reinvestment plan	77	119
Restricted stock awards issued	243	—

Balance, end of period	$101,316	$84,463

RETAINED EARNINGS
Balance, beginning of year	$58,347	$53,933
Net income	4,485	3,847
Cash dividends declared, preferred stock	(115)	(1,836)
Cash dividends paid, common stock	(2,137)	(201)

Balance, end of period	$60,580	$55,743

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(490)	$(377)
Shares awarded	(243)	(60)
Shares vested	135	—

Balance, end of period	$(598)	$(437)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,897)	$(1,444)
Net change in accumulated other comprehensive loss, net of tax effect	1,019	(2,117)

Balance, end of period	$(1,878)	$(3,561)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,670)
Issuance of restricted stock awards	—	61
Stock options exercised from treasury stock	—	(265)

Balance, end of period	$(6,751)	$(6,874)

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,	June 30,
(Dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,485	$3,847
Depreciation and amortization	1,065	788
Amortization of fair value adjustments, net	206	56
Amortization of securities, net	266	431
Net decrease (increase) in mortgage servicing rights	212	(576)
Loans originated for sale	(13,628)	(52,887)
Proceeds from loans sold	13,143	63,922
Increase in cash surrender value of life insurance	(319)	(292)
Amortization of intangible assets	869	340
Provision for loan losses	709	576
(Increase) decrease in accrued interest receivable and other assets	(2,346)	255
Net gain on sales of other real estate owned	(201)	(28)
Write-down of other real estate owned	6	—
Net gain on sales and calls of securities	(443)	(781)
Net gain on sales of premises and equipment	(12)	(4)
Net gain on sales of loans	(170)	(1,608)
Income from equity interest in Charter Holding Corp.	—	(243)
Change in deferred loan origination fees and cost, net	(305)	(62)
Decrease in accrued expenses and other liabilities	(1,990)	(731)

Net cash provided by operating activities	1,547	13,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,883)	(2,149)
Proceeds from sales of premises and equipment	70	113
Disposal of fixed assets	21	5
Proceeds from sales and calls of securities available-for-sale	78,940	110,520
Proceeds from maturities of securities available-for-sale	50,014	—
Purchases of securities available-for-sale	(113,406)	(52,732)
Proceeds from maturities of interest-bearing time deposits with other banks	747	—
(Purchase) redemption of Federal Home Loan Bank stock	(2,376)	213
Loan originations and principal collections, net	(60,699)	(8,014)
Purchases of loans	(7,688)	—
Proceeds from sales of other real estate owned	1,561	258

Net cash (used in) provided by investing activities	(54,699)	48,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,171	(36,909)
Net (decrease) increase in securities sold under agreements to repurchase	(7,045)	4,310
Net increase (decrease) in advances from Federal Home Loan Bank	49,250	(15,499)
Dividends paid on preferred stock	(115)	(199)
Dividends paid on common stock	(2,066)	(1,779)
Issuance of common stock from dividend reinvestment plan	6	62
Proceeds from exercise of stock options	35	99

Net cash provided by (used in) financing activities	63,236	(49,915)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,084	11,302
CASH AND CASH EQUIVALENTS, beginning of period	33,578	39,412

CASH AND CASH EQUIVALENTS, end of period	$43,662	$50,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$2,168	$2,167
Interest on advances and other borrowed money	1,058	1,350

Total interest paid	$3,226	$3,517

Income taxes paid	$2,523	$3,031

Loans transferred to other real estate owned	$320	$130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products, and Charter Holding Corp (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland, and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill and other intangible assets for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Note B - Accounting Policies

The condensed consolidated financial statements include the accounts of the Company, the Bank, M&E, Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corp., and Charter Holding and its subsidiaries, Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C - Impact of New Accounting Standards

In January 2014, FASB issued an Accounting Standards Update (“ASU”) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

This ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with
Subtopic 970-323.

This ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This ASU is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU was to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU requires a change to the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements, the amendments require separate accounting for the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for repurchase agreements in regards to collateral pledged, contractual terms and risks associated with the agreements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

Other Real Estate Owned. Other real estate owned is reported at fair value less costs to sell. Values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. For Level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value at June 30, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$30,155	$—	$30,155	$—
U.S. government-sponsored enterprise bonds	7,272	—	7,272	—
Mortgage-backed securities	61,477	—	61,477	—
Municipal bonds	11,405	—	11,405	—
Other bonds and debentures	188	—	188	—
Equity securities	1,057	1,057	—	—

Totals	$111,554	$1,057	$110,497	$—

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$50,016	$—	$50,016	$—
U.S. government-sponsored enterprise bonds	7,160	—	7,160	—
Mortgage-backed securities	46,647	—	46,647	—
Municipal bonds	20,106	—	20,106	—
Other bonds and debentures	275	—	275	—
Equity securities	1,034	1,034	—	—

Totals	$125,238	$1,034	$124,204	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$4,026	$—	$—	$4,026
Other real estate owned	297	—	—	297

	$4,323	$—	$—	$4,323

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,321	$—	$—	$2,321
Other real estate owned	1,343	—	—	1,343

	$3,664	$—	$—	$3,664

There were no loans measured for impairment using the fair value of the underlying collateral at June 30, 2014. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment with an allowance recorded, using the present value of expected future cash flows, had a recorded investment of $4.2 million with a valuation allowance of $203 thousand at June 30, 2014. Loans valued using the present value of expected future cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2013, impaired loans with a recorded allowance had a recorded investment of $2.5 million with a valuation allowance of $197 thousand.

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) June 30, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$43,662	$43,662	$—	$—	$43,662
Interest-bearing time deposits with other banks	996	—	—	996	996
Securities available-for-sale	111,554	1,057	110,497	—	111,554
Federal Home Loan Bank stock	12,136	12,136	—	—	12,136
Loans held-for-sale	1,335	—	1,347	—	1,347
Loans, net	1,201,357	—	—	1,205,161	1,205,161
Investment in unconsolidated subsidiaries	620	—	—	395	395
Accrued interest receivable	3,438	3,438	—	—	3,438
Financial liabilities:
Deposits	1,111,240	—	—	1,113,977	1,113,977
Federal Home Loan Bank advances	170,988	—	—	172,025	172,025
Securities sold under agreements to repurchase	20,840	20,840	—	—	20,840
Subordinated debentures	20,620	—	—	13,153	13,153

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$33,578	$33,578	$—	$—	$33,578
Interest-bearing time deposits with other banks	1,743	—	—	1,743	1,743
Securities available-for-sale	125,238	1,034	124,204	—	125,238
Federal Home Loan Bank stock	9,760	9,760	—	—	9,760
Loans held-for-sale	680	—	683	—	683
Loans, net	1,134,110	—	—	1,136,761	1,136,761
Investment in unconsolidated subsidiaries	620	—	—	587	587
Accrued interest receivable	2,628	2,628	—	—	2,628
Financial liabilities:
Deposits	1,088,092	—	—	1,091,419	1,091,419
Federal Home Loan Bank advances	121,734	—	—	123,166	123,166
Securities sold under agreements to repurchase	27,885	27,885	—	—	27,885
Subordinated debentures	20,620	—	—	19,519	19,519

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2014 or during the 12 month period ended December 31, 2013.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at June 30, 2014 and December 31, 2013 are summarized as follows:

June 31, 2014
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$30,578	$—	$423	$30,155
U.S. government-sponsored enterprise bonds	7,376	3	107	7,272
Mortgage-backed securities	61,551	282	356	61,477
Municipal bonds	11,430	106	131	11,405
Other bonds and debentures	175	13	—	188
Equity securities	741	316	—	1,057

Total available-for-sale	$111,851	$720	$1,017	$111,554

December 31, 2013
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale	$127,220	$398	$2,380	$125,238

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2014:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$76

Total due in less than one year	$76

U.S. Treasury notes	$30,079
U.S. government-sponsored enterprise bonds	6,896

Total due after one year through five years	$36,975

Municipal bonds	4,937

Total due after five years through ten years	$4,937

Municipal bonds	$6,468
U.S. government-sponsored enterprise bonds	376
Other bonds and debentures	188

Total due after ten years	$7,032

For the six months ended June 30, 2014, the proceeds from sales of securities available-for-sale were $78.9 million. Gross gains of $443 thousand were realized during the same period on the sales. The tax provision applicable to these net realized gains amounted to $175 thousand. For the six months ended June 30, 2013, the proceeds from sales of securities available-for-sale were $110.5 million. Gross gains of $930 thousand were realized during the same period on the sales offset in part by gross losses of $149 thousand on sales. The tax provision applicable to these net realized gains amounted to $309 thousand. Securities, carried at $109.0 million and $120.1 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of June 30, 2014 and December 31, 2013, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of June 30, 2014:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$76	$1	$30,079	$422	$30,155	$423
U.S. government-sponsored enterprise bonds	178	6	6,897	101	7,075	107
Mortgage-backed securities	305	2	21,449	354	21,754	356
Municipal bonds	1,112	10	3,849	121	4,961	131

Total temporarily impaired securities	$1,671	$19	$62,274	$998	$63,945	$1,017

The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2014, consist of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold these debt securities until maturity and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

(Dollars in thousands) June 30, 2014	Originated	Acquired	Total
Real estate loans:
Conventional	$578,675	$61,753	$640,428
Home equity	63,789	6,514	70,303
Construction	24,858	2,752	27,610
Commercial	230,177	81,630	311,807

	897,499	152,649	1,050,148
Consumer loans	6,686	2,249	8,935
Commercial and municipal loans	133,088	15,069	148,157

Total loans	1,037,273	169,967	1,207,240
Allowance for loan losses	(9,798)	—	(9,798)
Deferred loan origination costs, net	3,915	—	3,915

Loans receivable, net	$1,031,390	$169,967	$1,201,357

(Dollars in thousands) December 31, 2013	Originated	Acquired	Total
Real estate loans:
Conventional	$536,588	$65,682	$602,270
Home equity	63,736	6,828	70,564
Construction	26,062	3,660	29,722
Commercial	198,741	89,072	287,813

	825,127	165,242	990,369
Consumer loans	6,829	2,988	9,817
Commercial and municipal loans	121,256	18,815	140,071

Total loans	953,212	187,045	1,140,257
Allowance for loan losses	(9,757)	—	(9,757)
Deferred loan origination costs, net	3,610	—	3,610

Loans receivable, net	$947,065	$187,045	$1,134,110

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2013	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(360)	(306)	—	(246)	(114)	—	(1,026)
Recoveries	242	1	—	45	70	—	358
(Benefit) provision	(304)	811	248	35	28	(109)	709

Ending balance June 30, 2014	$4,963	$2,649	$601	$1,395	$59	$131	$9,798

Acquired:
Beginning balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, June 30, 2014	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$70	$121	$—	$12	$—	$—	$203
Collectively evaluated for impairment	4,893	2,528	601	1,383	59	131	9,595
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, June 30, 2014	$4,963	$2,649	$601	$1,395	$59	$131	$9,798

Loans:
Originated:
Individually evaluated for impairment	$6,033	$9,094	$1,126	$1,368	$—	$—	$17,621
Collectively evaluated for impairment	636,431	221,083	23,732	131,720	6,686	—	1,019,652
Acquired loans (Discounts related to Credit Quality)	68,267	81,630	2,752	15,069	2,249	—	169,967

Total loans ending balance, June 30, 2014	$710,731	$311,807	$27,610	$148,157	$8,935	$—	$1,207,240

	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
June 30, 2013:
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2012	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(541)	(344)	—	(236)	(134)	—	(1,255)
Recoveries	181	101	—	13	84	—	379
Provision (benefit)	279	180	15	73	29	—	576

Ending balance, June 30, 2013	$4,816	$3,553	$223	$768	$37	$226	$9,623

Acquired:
Beginning balance, December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	(102)	—	—	—	—	(102)
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, June 30, 2013	$—	$(102)	$—	$—	$—	$—	$(102)

Originated:
Individually evaluated for impairment	$73	$220	$—	$42	$—	$—	$335
Collectively evaluated for impairment	4,743	3,231	223	726	37	226	9,186
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, June 30, 2013	$4,816	$3,451	$223	$768	$37	$226	$9,521

Loans:
Originated:
Individually evaluated for impairment	$5,172	$10,820	$1,535	$902	$—	$—	$18,429
Collectively evaluated for impairment	528,918	169,763	13,178	103,906	5,939	—	821,704
Acquired loans (Discounts related to Credit Quality)	15,871	46,781	1,399	11,542	596	—	76,189

Total loans ending balance, June 30, 2013	$549,961	$227,364	$16,112	$116,350	$6,535	$—	$916,322

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

(Dollars in thousands) June 30, 2014	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$354	$356	$911	$1,621	$1,724
Home equity	20	333	118	471	161
Commercial	639	387	252	1,278	902
Construction	29	—	—	29	—
Commercial and municipal	204	64	182	450	237
Consumer	16	—	—	16	—

Total	$1,262	$1,140	$1,463	$3,865	$3,024

Acquired:
Real estate:
Conventional	$933	$127	$415	$1,475	$909
Home equity	—	—	—	—	21
Commercial	526	480	64	1,070	1,808
Commercial and municipal	—	—	59	59	159
Consumer	34	—	—	34	—

Total	$1,493	$607	$538	$2,638	$2,897

(Dollars in thousands) December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Real estate:
Conventional	$2,654	$498	$2,812	$5,964	$3,821
Commercial	1,859	267	903	3,029	4,512
Home equity	53	57	52	162	104
Construction	95	—	—	95	230
Commercial and municipal	133	10	159	302	621
Consumer	29	60	15	104	15

Total	$4,823	$892	$3,941	$9,656	$9,303

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of June 30, 2014 and December 31, 2013 based on payment performance status:

	June 30, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,788	$6,447	$1,126	$972	$12,333
Non-performing	433	86	—	—	519

Total	$4,221	$6,533	$1,126	$972	$12,852

	December 31, 2013
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$2,915	$6,514	$1,263	$962	$11,654
Non-performing	715	85	—	—	800

Total	$3,630	$6,599	$1,263	$962	$12,454

Troubled debt restructured loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the six month period ending June 30, 2014, certain loan modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2014:

(Dollars in thousands)	Extended Maturity	Interest Only Payments	Combination of Interest Only Payments, Rate Reduction, and Extended Maturity	Rate Reduction, re-amortized and Extended Maturity	Interest Only Payments and Extended Maturity	Re- amortized Payment	Total
Real estate:
Conventional	$—	$—	$351	$44	$548	$—	$943
Commercial	211	467	210	—	—	103	991
Commercial and municipal	—	35	—	—	—	—	35

Total TDRs	$211	$502	$561	$44	$548	$103	$1,969

The following table presents pre-modification balance information on how loans were modified as TDRs during the 12 months ended December 31, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate Reduction And Extended Maturity	Interest Only Payments and Maturity	Combination of Rate Reduction, Extended Maturity and Reamortized	Other (a)	Total
Real estate:
Conventional	$—	$996	$1,273	$219	$192	$2,680
Commercial	764	1,143	1,111	—	—	3,018
Construction	700	—	—	—	—	700
Commercial and municipal	—	—	524	—	36	560

Total TDRs	$1,464	$2,139	$2,908	$219	$228	$6,958

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the six months ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	12	$943	$943
Commercial	4	991	991
Commercial and municipal	1	35	35

Total	17	$1,969	$1,969

At June 30, 2014, there were specific loan loss reserves of $19 thousand related to troubled debt restructurings that occurred during the six month period ended June 30, 2014. There were no troubled debt restructurings for which there was a payment default during the six month period ending June 30, 2014, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of and for the six months ended June 30, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,022	$5,743	$—	$4,951	$111
Home equity	231	263	—	137	1
Commercial	6,166	6,952	—	8,376	209
Construction	1,126	1,126	—	1,326	24
Commercial and municipal	847	1,124	—	861	27

Total impaired with no related allowance	$13,392	$15,208	$—	$15,651	$372

With an allowance recorded:
Real estate:
Conventional	$780	$878	$70	$905	$23
Commercial	2,928	2,928	121	1,927	84
Commercial and municipal	521	521	12	526	12

Total impaired with an allowance recorded	$4,229	$4,327	$203	$3,358	$119

Total:
Real estate:
Conventional	$5,802	$6,621	$70	$5,856	$134
Home equity	231	263	—	137	1
Commercial	9,094	9,880	121	10,303	293
Construction	1,126	1,126	—	1,326	24
Commercial and municipal	1,368	1,645	12	1,387	39

Total impaired loans	$17,621	$19,535	$203	$19,009	$491

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Interest income Recognized
With no related allowance recorded:
Real estate:
Conventional	$6,084	$7,029	$—	$5,387	$261
Home equity	153	312	—	104	9
Commercial	9,807	10,432	—	10,832	534
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,099	1,141	—	728	65

Total impaired with no related allowance	$18,637	$20,429	$—	$18,800	$938

With an allowance recorded:
Real estate:
Conventional	$479	$512	$71	$618	$23
Commercial	1,556	1,556	116	1,622	105
Commercial and municipal	483	483	10	527	24

Total impaired with an allowance recorded	$2,518	$2,551	$197	$2,767	$152

Total
Real estate:
Conventional	$6,563	$7,541	$71	$6,005	$284
Home equity	153	312	—	104	9
Commercial	11,363	11,988	116	12,454	639
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,582	1,624	10	1,255	89

Total impaired loans	$21,155	$22,980	$197	$21,567	$1,090

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	June 30, 2014	December 31, 2013
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$1,026	$1,012
Nonaccretable difference	—	—

Cash flows expected to be collected	1,026	1,012
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,026	$1,012

The following tables present a summary of credit impaired loans acquired through the merger with Central Financial Corporation:

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
June 30, 2014
Contractually required payments receivable	$1,041	$927
Nonaccretable difference	—	—

Cash flows expected to be collected	1,041	927
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,041	$927

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
December 31, 2013
Contractually required payments receivable	$1,604	$984
Nonaccretable difference	—	—

Cash flows expected to be collected	1,604	984
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,604	$984

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
June 30, 2014
Originated:
Grade:
Pass	$—	$192,477	$13,381	$104,429	$—	$310,287
Special mention	—	3,093	781	915	—	4,789
Substandard	5,181	12,822	1,670	981	—	20,654
Loans not formally rated	637,283	21,785	9,026	26,763	6,686	701,543

Total	$642,464	$230,177	$24,858	$133,088	$6,686	$1,037,273

Acquired:
Grade:
Pass	$—	$68,221	$1,260	$12,581	$—	$82,062
Special mention	—	5,753	187	496	—	6,436
Substandard	1,243	6,207	222	1,452	—	9,124
Loans not formally rated	67,024	1,449	1,083	540	2,249	72,345

Total	$68,267	$81,630	$2,752	$15,069	$2,249	$169,967

	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
December 31, 2013:
Originated:
Grade:
Pass	$—	$164,554	$13,337	$98,469	$—	$276,360
Special mention	—	3,885	812	674	—	5,371
Substandard	5,708	12,373	1,880	1,193	—	21,154
Loans not formally rated	594,616	17,929	10,033	20,920	6,829	650,327

Total	$600,324	$198,741	$26,062	$121,256	$6,829	$953,212

Acquired:
Grade:
Pass	$—	$80,730	$2,148	$16,577	$—	$99,455
Special mention	—	1,341	—	—	—	1,341
Substandard	1,521	5,518	228	1,876	—	9,143
Loans not formally rated	70,989	1,483	1,284	362	2,988	77,106

Total	$72,510	$89,072	$3,660	$18,815	$2,988	$187,045

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-35: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. The assessments of those loans less than $250 thousand are based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for loans less than $250 thousand and if a loan becomes over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at June 30, 2014, was $2.5 million. The fair value of capitalized servicing rights was $4.2 million as of June 30, 2014. Servicing rights of $132 thousand were capitalized during the six months ended June 30, 2014, compared to $1 million for the same period in 2013. Amortization of capitalized servicing rights was $390 thousand for the six months ended June 30, 2014, compared to $486 thousand for the same period in 2013. Servicing rights of $83 thousand were capitalized during the three months ended June 30, 2014, compared to $448 thousand for the same period in 2013. Amortization of capitalized servicing rights was $238 thousand for the three months ended June 30, 2014, compared to $240 thousand for the same period in 2012.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$42	$15	$65	$69
(Decrease) increase	(23)	16	(46)	(38)

Balance, end of period	$19	$31	$19	$31

Note H – Stock-based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 410,000 shares remaining available for issuance at June 30, 2014. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” The Company’s 2004 Stock Incentive Plan automatically terminated on May 12, 2014. During the six months ended June 30, 2014 and 2013, stock-based compensation expense of $82 thousand and $42 thousand, respectively, was recognized under the Company’s equity plan. During the three months ended June 30, 2014 and 2013, stock-based compensation expense of $54 thousand and $22 thousand, respectively, was recognized under the Company’s equity plan.

The Company granted a total of 16,500 shares of restricted stock awards to directors of the Company effective June 1, 2014. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and awarded the directors shares of restricted common stock of the Company. Of the shares granted, 15,000 vest ratably over a five year period beginning on June 1, 2015. The remaining 1,500 shares vested immediately on June 1, 2014.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$85	$83	$170	$166
Expected return on plan assets	(134)	(145)	(268)	(290)
Amortization of unrecognized net loss	65	76	130	152

Net periodic pension cost	$16	$14	$32	$28

Note J – Earnings Per Share (EPS)

Basic and diluted earnings per common share calculations are as follows:

(Dollars in thousands, except for per share data)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic EPS:
Net income as reported	$2,342	$1,797	$4,485	$3,847
Cumulative preferred stock dividend earned	(58)	(57)	(115)	(201)

Net income available to common stockholders	$2,284	$1,740	$4,370	$3,646

Weighted average common shares outstanding	8,228,090	7,077,239	8,223,304	7,068,828
Earnings per common share – basic	$0.28	$0.25	$0.53	$0.52

Dilutive EPS:
Net income available to common stockholders	$2,284	$1,740	$4,370	$3,646

Weighted average common shares outstanding	8,228,090	7,077,239	8,223,304	7,068,828
Effect of dilutive securities, options	11,411	1,932	11,776	1,068

Weighted average common shares outstanding – diluted	8,239,501	7,079,171	8,235,080	7,069,896
Earnings per common share – diluted	$0.28	$0.25	$0.53	$0.52

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	June 30, 2014	December 31, 2013
Net unrealized holding loss on available-for-sale securities, net of taxes	$(179)	$(1,198)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,699)	(1,699)

Accumulated other comprehensive loss	$(1,878)	$(2,897)

Reclassification disclosures for the periods ended June 30, 2014 and 2013 follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net unrealized holding losses (gains) on available-for-sale securities	$1,371	$(2,548)	$2,128	$(2,893)
Reclassification adjustment for realized gains in net income (1)	(435)	(614)	(443)	(781)

Other comprehensive income (loss) before income tax effect	936	(3,162)	1,685	(3,674)
Income tax (expense) benefit	(371)	1,252	(666)	1,455

	565	(1,910)	1,019	(2,219)

Other comprehensive loss – pension plan	—	—	—	—
Income tax benefit	—	—	—	—

	—	—	—	—

Change in fair value of derivatives used for cash flow hedges	—	79	—	165
Income tax expense	—	(31)	—	(65)

	—	48	—	100

Other comprehensive income—equity investment	—	(4)	—	2
Income tax expense	—	—	—	—

	—	(4)	—	2

Other comprehensive income (loss), net of tax effect	$565	$(1,866)	$1,019	$(2,117)

(1)	Reclassification adjustments are comprised of realized securities gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results for the six months ended June 30, 2014:

•	Total assets increased $67.4 million, or 4.73%, to $1.5 billion at June 30, 2014 from $1.4 billion at December 31, 2013.

•	Net loans increased $67.3 million, or 5.93%, to $1.2 billion at June 30, 2014 from $1.1 billion at December 31, 2013.

•	During the six months ended June 30, 2014, the Company originated $190.8 million in loans, an increase of 7.49%, compared to $177.5 million during the same period in 2013. During the quarter ended June 30, 2014, we originated $110.9 million in loans, an increase of 11.12%, compared to $99.8 million during the same period in 2013.

•	Our loan servicing portfolio was $408.0 million at June 30, 2014, compared to $417.3 million at December 31, 2013.

•	Total deposits increased $23.1 million, or 2.12%, to $1.1 billion at June 30, 2014 from $1.1 billion at December 31, 2013.

•	Net interest and dividend income for the six months ended June 30, 2014 was $20.9 million compared to $16.0 million for the same period in 2013. Net interest and dividend income for the three months ended June 30, 2014 was $10.7 million compared to $7.8 million for the same period in 2013.

•	Net income available to common stockholders was $4.4 million for the six months ended June 30, 2014, compared to $3.7 million for the same period in 2013. Net income available to common stockholders was $2.3 million for the three months ended June 30, 2014, compared to $1.7 million for the same period in 2013.

•	As a percentage of total loans, non-performing and impaired loans decreased to 1.47% at June 30, 2014 from 1.86% at December 31, 2013.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013

Assets. Total assets were $1.5 billion at June 30, 2014, compared to $1.4 billion at December 31, 2013, an increase of $67.4 million, or 4.73%.

Securities Portfolio. Securities available-for-sale decreased $13.7 million, or 10.93%, to $111.5 million at June 30, 2014 from $125.2 million at December 31, 2013. Net unrealized losses on securities available-for-sale were $297 thousand at June 30, 2014 compared to net unrealized losses of $2.0 million at December 31, 2013. During the six months ended June 30, 2014, we sold securities with a total book value of $73.7 million for a net gain on sales of $443 thousand, and $40.0 million of short-term U.S. Treasury notes matured. During the same period, we purchased securities totaling $113.4 million including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $179 thousand at June 30, 2014 compared to an unrealized loss (after tax) of $1.2 million at December 31, 2013. The investments in our investment portfolio that are temporarily impaired as of June 30, 2014 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that we have the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other than temporary.

Loans. Net loans held in portfolio increased $67.3 million, or 5.93%, to $1.2 billion at June 30, 2014 from $1.1 billion at December 31, 2013. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $38.2 million, commercial real estate loans of $24.0 million, and commercial loans of $8.0 million offset in part by a decrease in construction loans of $2.1 million. As a percentage of total loans, non-performing loans decreased to 1.47% at June 30, 2014 from 1.86% at December 31, 2013. During the six months ended June 30, 2014, we originated $190.8 million in loans, an increase of 7.49%, compared to $177.5 million during the same period in 2013. During the quarter ended June 30, 2014, we originated $110.9 million in loans, an increase of 11.12%, compared to $99.8 million during the same period in 2013. At June 30, 2014, our mortgage servicing loan portfolio was $408.0 million compared to $417.3 million at December 31, 2013. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2014, adjustable-rate mortgages comprised approximately 68.93% of our real estate mortgage loan portfolio, which represents a higher percentage compared to the mix at December 31, 2013 of 53.64%, due in part to increases in commercial real estate loans and increased origination of adjustable-rate residential loans.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgage, home equity, or installment loans that are collectively evaluated for impairment.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2014 was $9.8 million and at December 31, 2013 was $9.7 million. The allowance for loan losses represents 0.81% of total loans held at June 30, 2014 compared to 0.85% at December 31, 2013. Total non-performing assets at June 30, 2014 were approximately $6.2 million, representing 63.59% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us making $700 in provisions to the allowance for loan losses during the six months ended June 30, 2014 compared to $550 thousand for the same period in 2013. Loan charge-offs (excluding the overdraft program) were $949 thousand during the six month period ended June 30, 2014 compared to $1.1 million for the same period in 2013. Recoveries were $294 thousand during the six month period ended June 30, 2014 compared to $298 thousand for the same period in 2013. This activity resulted in net charge-offs of $655 thousand for the six month period ended June 30, 2014 compared to $847 thousand for the same period in 2013. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 38%, 32%, 26%, and 4%, respectively, of the amounts charged-off during the six month period ended June 30, 2014.

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

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2014, the overdraft allowance was $20 thousand, compared to $24 thousand at December 31, 2013. There were provisions of $9 thousand for overdraft losses recorded during the six month period ended June 30, 2014 compared to provisions of $26 thousand that were recorded for the same period during 2013. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(360)	—	(360)
Commercial real estate	(306)	—	(306)
Construction	—	—	—
Consumer loans	(37)	—	(37)
Commercial and municipal loans	(246)	—	(246)

Total charged-off loans	(949)	—	(949)

Recoveries:
Conventional	242	—	242
Commercial real estate	1	—	1
Construction	—	—	—
Consumer loans	6	—	6
Commercial and municipal loans	45	—	45

Total recoveries	294	—	294

Net charge-offs:	(655)	—	(655)
Provision (benefit) for loan loss charged to income:
Conventional	(304)	—	(304)
Commercial real estate	811	—	811
Construction	248	—	248
Consumer loans	19	—	19
Commercial and municipal loans	35	—	35
Unallocated	(109)	—	(109)

Total provision	700	—	700

Ending balance	$9,778	$—	$9,778

(Dollars in thousands)	Six Months Ended June 30, 2013
	Originated	Acquired	Total
Balance, beginning of year	$9,909	$—	$9,909

Charge-offs:
Conventional	(541)	—	(541)
Commercial real estate	(344)	(102)	(446)
Construction	—	—	—
Consumer loans	(24)	—	(24)
Commercial and municipal loans	(236)	—	(236)

Total charged-off loans	(1,145)	(102)	(1,247)

Recoveries
Conventional	181	—	181
Commercial real estate	101	—	101
Construction	—	—	—
Consumer loans	3	—	3
Commercial and municipal loans	13	—	13

Total recoveries	298	—	298

Net charge-offs	(847)	(102)	(949)

Provision for loan loss charged to income:
Conventional	279	—	279
Commercial real estate	180	—	180
Construction	15	—	15
Consumer loans	3	—	3
Commercial and municipal loans	73	—	73

Total provision	550	—	550

Ending balance	$9,612	$(102)	$9,510

The following is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Beginning balance	$24	$14

Overdraft charge-offs	(77)	(110)
Overdraft recoveries	64	81

Net overdraft charge-offs	(13)	(29)

Provision for overdraft losses	9	26

Ending balance	$20	$11

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	June 30, 2014			December 31, 2013
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,893	51%	59%	$5,314	55%	59%
Commercial	2,528	26%	26%	2,027	21%	25%
Land and construction	601	6%	2%	353	3%	3%
Collateral and consumer loans	39	—	1%	51	1%	1%
Commercial and municipal loans	1,383	14%	12%	1,551	16%	12%
Unallocated	131	1%	—	240	2%	—
Impaired loans	203	2%	—	197	2%	—

Allowance	$9,778	100%	100%	$9,733	100%	100%

Allowance as a percentage of originated loans		0.94%			1.02%
Impaired loans as a percentage of allowance		180.21%			217.35%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Allowance for loan losses	$9,778	$9,733
Overdraft allowance	20	24

Total allowance	$9,798	$9,757

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $29.9 million at June 30, 2014 compared to $30.3 million at December 31, 2013. Other real estate owned was $297 thousand at June 30, 2014 compared to $1.3 million at December 31, 2013. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Twenty-two loans considered to be impaired loans at June 30, 2014, have specific allowances identified and assigned. The 22 loans are secured by real estate, business assets or a combination of both. At June 30, 2014, the allowance included $203 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2013 was $197 thousand.

At June 30, 2014, we had 59 loans totaling $12.9 million considered to be troubled debt restructurings as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At June 30, 2014, 54 of the troubled debt restructurings were performing under contractual terms. Of the loans classified as troubled debt restructured, 5 were more than 30 days past due at June 30, 2014. The balances of these past due loans were $519 thousand. At December 31, 2013, we had 57 loans totaling $12.5 million considered to be troubled debt restructurings.

Loans over 90 days past due were $2.0 million at June 30, 2014 compared to $3.9 million at December 31, 2013. Loans 30 to 89 days past due were $4.5 million at June 30, 2014 compared to $5.7 million at December 31, 2013. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.65% at December 31, 2013 to 0.40% at June 30, 2014 and, as a percentage of total loans, decreased from 0.82% at December 31, 2013 to 0.49% at June 30, 2014.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended June 30, 2014, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2014, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans(1)	$5,921	60.55%	0.40%	$9,303	95.35%	0.65%
Other real estate owned and chattel	297	3.04%	0.02%	1,343	13.76%	0.09%

Total non-performing assets	$6,218	63.59%	0.42%	$10,646	109.11%	0.74%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Real estate:
Conventional	$2,633	$3,821
Home equity	182	104
Commercial	2,710	4,512
Construction	—	230
Consumer	—	15
Commercial and municipal	396	621

Total	$5,921	$9,303

We believe the allowance for loan losses is at a level sufficient to cover inherent losses, given the current level of risk in the loan portfolio. At the same time, we recognize that the determination of future loss potential is intrinsically uncertain. Future adjustments to the allowance may be necessary due to increases in the loan portfolio, or if economic, real estate and other conditions differ substantially from the current operating environment and result in increased levels of non-performing loans and substantial differences between estimated and actual losses. Adjustments to the allowance are charged to income through the provision for loan losses.

Goodwill. Goodwill amounted to $44.8 million, or 3.00% of total assets, as of June 30, 2014 compared to $44.6 million, or 3.13% of total assets, as of December 31, 2013.

Other intangible assets. Other intangible assets amounted to $10.2 million, or 0.68% of total assets, as of June 30, 2014 compared to $11.0 million, or 0.77% of total assets, as of December 31, 2013. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. Other real estate owned (“OREO”) was $297 thousand, representing one property, at June 30, 2014 compared to $1.3 million, representing seven properties, of OREO and property acquired in settlement of loans at December 31, 2013.

Deposits. Total deposits increased $23.1 million, or 2.13%, to $1.1 billion at June 30, 2014 from $1.1 billion at December 31, 2013. Non-interest bearing deposit accounts increased $71 thousand, or 0.07%, and interest-bearing deposit accounts increased $23.1 million, or 2.34%, over the same period. The balances at June 30, 2014, included $51.0 million of brokered deposits, which is an increase of $30.2 million compared to December 31, 2013. This increase represents receipt of additional brokered deposits. Deposit balances at June 30, 2014 also included $6.5 million of deposits obtained through listing services, which is unchanged compared to December 31, 2013.

Borrowings. Securities sold under agreements to repurchase decreased $7.0 million, or 25.26%, to $20.8 million at June 30, 2014, from $27.9 million at December 31, 2013. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities. We had outstanding balances of $171.0 million in advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2014, an increase of $49.3 million from $121.7 million at December 31, 2013. In addition to advances, we had ten letters of credit totaling $40.2 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB.

Comparison of the Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013 (unaudited)

Overview. Consolidated net income for the six months ended June 30, 2014 was $4.5 million, or $0.53 per diluted common share, compared to $3.8 million, or $0.52 per diluted common share, for the same period in 2013, an increase of $638 thousand, or 16.58%. Our net interest margin increased to 3.14% at June 30, 2014 from 2.88% at June 30, 2013, due in part to the higher interest margin from the acquisition of The Randolph National Bank in the fourth quarter of 2013. Our return on average assets and average equity for the six months ended June 30, 2014 were 0.61% and 6.06%, respectively, compared to 0.62% and 5.95%, respectively, for the same period in 2013. Our return on average assets and average stockholders’ equity for the three months ended June 30, 2014 were 0.62% and 6.33%, respectively, compared to 0.57% and 5.53%, respectively, for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $4.9 million, or 31.00%, to $20.9 million for the six month period ended June 30, 2014 compared to $16.0 million for the six month period ended June 30, 2013 as a result of the increase in interest-earning assets including the assets acquired from The Randolph National Bank in October of 2013 and originated portfolio growth since June 30, 2013.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the six month periods indicated.

	Six month period ended June 30,
	2014			2013
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans(2)	$1,177,993	$22,985	3.90%	$921,640	$18,205	3.95%
Investment securities and other	152,560	1,149	1.51%	188,264	1,184	1.26%

Total interest-earning assets	1,330,553	24,134	3.63%	1,109,904	19,389	3.49%

Noninterest-earning assets:
Cash	9,439			22,051
Other noninterest-earning assets (3)	129,174			104,204

Total noninterest-earning assets	138,613			126,255

Total	$1,469,166			$1,236,159

Interest-bearing liabilities:
Savings, NOW and MMAs	$675,927	$377	0.11%	$544,115	$366	0.13%
Time deposits	368,127	1,793	0.97%	343,798	1,740	1.01%
Repurchase agreements	22,645	29	0.26%	18,011	25	0.28%
Subordinated debentures and other borrowed funds	171,556	1,019	1.19%	152,236	1,292	1.70%

Total interest-bearing liabilities	1,238,255	3,218	0.52%	1,058,160	3,423	0.65%

Noninterest-bearing liabilities:
Demand deposits	44,348			28,564
Other	38,436			20,025

Total noninterest-bearing liabilities	82,784			48,589

Stockholders’ equity	148,127			129,410

Total	$1,469,166			$1,236,159

Net interest and dividend income/Net interest rate spread		$20,916	3.11%		$15,966	2.84%

Net interest margin			3.14%			2.88%

Percentage of interest-earning assets to interest-bearing liabilities			107.45%			104.89%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the six month periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances (in thousands).

	Six Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$5,422	$(642)	$4,780
Interest income on investments	(474)	439	(35)

Total interest income	4,948	(203)	4,745

Interest expense on savings, NOW and MMAs	205	(5)	201
Interest expense on time deposits	52	(189)	(137)
Interest expense on repurchase agreements	11	(7)	4
Interest expense on capital securities and other borrowed funds	178	(451)	(273)

Total interest expense	446	(652)	(205)

Net interest income	$4,501	$449	$4,950

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three month periods indicated.

	Three month period ended June 30,
	2014			2013
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,188,885	$11,635	3.91%	$922,237	$9,024	3.91%
Investment securities and other	142,985	619	1.73%	195,625	508	1.04%

Total interest-earning assets	1,331,870	12,254	3.68%	1,117,862	9,532	3.41%

Noninterest-earning assets:
Cash	9,020			21,686
Other noninterest-earning assets (3)	122,594			99,769

Total noninterest-earning assets	131,614			121,455

Total	$1,463,484			$1,239,317

Interest-bearing liabilities:
Savings, NOW and MMAs	$675,564	$181	0.11%	$547,216	$162	0.13%
Time deposits	365,582	887	0.97%	347,019	919	1.06%
Repurchase agreements	22,609	15	0.26%	17,459	12	0.27%
Subordinated debentures and other borrowed funds	193,836	508	1.05%	155,106	621	1.57%

Total interest-bearing liabilities	1,257,591	1,591	0.51%	1,066,800	1,714	0.64%

Noninterest-bearing liabilities:
Demand deposits	43,985			27,731
Other	13,834			14,823

Total noninterest-bearing liabilities	57,819			42,554

Stockholders’ equity	148,074			129,963

Total	$1,463,484			$1,239,317

Net interest and dividend income/Net interest rate spread		$10,663	3.17%		$7,818	2.77%

Net interest margin			3.20%			2.80%

Percentage of interest-earning assets to interest-bearing liabilities			105.91%			104.79%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the three month periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances (in thousands).

	Three Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$2,600	$11	$2,611
Interest income on investments	(747)	858	111

Total interest income	1,853	869	2,722

Interest expense on savings, NOW and MMAs	32	(13)	19
Interest expense on time deposits	227	(259)	(32)
Interest expense on repurchase agreements	6	(3)	3
Interest expense on capital securities and other borrowed funds	673	(786)	(113)

Total interest expense	938	(1,061)	(123)

Net interest income	$915	$1,930	$2,845

Interest and Dividend Income. For the six months ended June 30, 2014, total interest and dividend income increased $4.7 million, or 24.47%, to $24.1 million compared to $19.4 million for the same period in 2013. Interest and fees on loans increased $4.8 million, or 26.26%, to $23.0 million for the six month period ended June 30, 2014 compared to $18.2 million for the same period in 2013 due primarily to increased portfolio balances, including The Randolph National Bank loans acquired in October 2013, offset in part by loans repricing to lower rates. Interest and dividends on investments and other interest decreased $35 thousand, or 2.96%, for the six month period ended June 30, 2014 due primarily to a decreased position in investments as we implemented a deleveraging strategy during 2013.

Interest Expense. For the six months ended June 30, 2014, total interest expense decreased $205 thousand, or 5.99%, to $3.2 million compared to $3.4 million for the same period in 2013. Interest on deposits increased $64 thousand, or 3.04%, due in part to the carrying costs of deposits acquired from The Randolph National Bank. Interest on advances and other borrowed money decreased $269 thousand, or 20.43%, to $1.0 million from $1.3 thousand for the same period in 2013 due in part to maturing higher cost advances which were renewed at lower costs since June 30, 2013.

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $700 thousand for the six months ended June 30, 2014 compared to $550 thousand for the same period in 2013. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We made $9 thousand in provisions for overdraft losses in the six months ended June 30, 2014 compared to $26 thousand for the same period in 2013. For additional information on provisions and adequacy, please refer to the section herein on the Allowances for Loan Losses.

Noninterest Income. For the six months ended June 30, 2014, total noninterest income increased $3.0 million, or 44.99%, to $9.5 million compared to $6.6 million for the same period in 2013 as discussed below. For the six month period ended June 30, 2014, the increase in noninterest income primarily consisted of the following:

•	Trust and investment management fee income was $4.2 million for the six months ended June 30, 2014, compared to no recorded activity for the same period in 2013 when the Bank recognized earnings under equity method accounting.

•	Customer service fees increased $525 thousand, or 21.41%, to $3.0 million from $2.5 million for the six months ended June 30, 2014. The increase includes increases of $310 thousand related to increased volume of ATM and debit cards and $163 thousand in fees related to overdraft processing.

•	Bank-owned life insurance income increased $26 thousand to $302 thousand from $276 thousand for the six months ended June 30, 2013.

•	Gain on sales of other real estate and property owned, net increased $170 thousand to $195 thousand from $25 thousand for the six months ended June 30, 2013.

•	Mortgage servicing income, net increased $132 thousand to $133 thousand from $1 thousand for the six months ended June 30, 2013.

partially offset by:

•	Net gain on sales of loans decreased $1.4 million, or 89.43%, to $170 thousand compared to $1.6 million for the same period in 2013, represented by a decrease of $19.2 million in loans sold into the secondary market, to $13.6 million for the six months ended June 30, 2014, from $28.0 million for the six months ended June 30, 2013. This decrease reflects changes in pipelines, market rates and shifts in consumer demand of adjustable rate products that we typically hold in our portfolio.

•	Gain on sales and calls of securities, net decreased $338 thousand, or 43.28%, to $443 thousand for the six months ended June 30, 2014, from $781 thousand for the six months ended June 30, 2013. This decrease primarily reflects the gain on the sales of approximately $73.7 million of securities sold during the six months ended June 30, 2014, compared to $110.5 million during the same period in 2013.

•	Income from equity interest in Charter Holding decreased $241 thousand compared to the same period in 2013 due to the acquisition of Charter Holding during the second quarter of 2013. Accordingly, the Bank began recording the entity’s activities as trust income and in related expense categories.

Noninterest Expense. For the six months ended June 30, 2014, total noninterest expenses increased $7.1 million, or 43.27%, to $23.4 million compared to $16.3 million for the same period in 2013, as discussed below. For the six month period ended June 30, 2014, the increase in noninterest expenses primarily consisted of the following:

•	Salaries and employee benefits increased $3.7 million, or 44.03%, to $12.1 million compared to $8.4 million for the six months ended June 30, 2013. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $3.6 million, or 38.70%, to $12.9 million for the six months ended June 30, 2014, compared to $9.3 million for the six months ended June 30, 2013. Salary expense increased $2.6 million, or 38.11%, reflecting ordinary cost-of-living adjustments and additional staffing primarily related to acquisition of Charter Holding and Central Financial Corporation, which represented $1.9 million, or 75.05%, of the increase. Additional expenses from the acquisitions include $720 thousand of benefit expenses. The deferral of expenses in conjunction with the origination of loans decreased $126 thousand, or 14.02%, to $770 thousand from $896 thousand for the same period in 2013.

•	Occupancy and equipment increased $851 thousand, or 39.95%, to $3.0 million compared to $2.1 million for the same period in 2013, which included $129 thousand related to the cost of the additional rent expense for new locations acquired from Charter Holding and Central Financial Corporation.

•	Advertising and promotion increased $124 thousand, or 39.74%, to $436 thousand from $312 thousand for the same period in 2013. This increase related to trust and investment management services coupled with promotions and media related to our new markets in the greater Randolph area of Vermont and our second location in Nashua, New Hampshire, which opened in December 2013.

•	Depositors’ insurance increased $162 thousand, or 42.74%, to $541 thousand from $379 thousand for the same period in 2013 due primarily to increased aggregate account balances.

•	Outside services increased $693 thousand, or 103.74%, to $1.4 million compared to $668 thousand for the same period in 2013. This increase includes expenses of $449 thousand related to Charter Holding operations, increases in expenses associated with our core processing system of $82 thousand and fees for account statement printing of $47 thousand.

•	Professional services increased $66 thousand, or 10.11%, to $719 thousand compared to $653 thousand for the same period in 2013, reflecting increases in general consulting fees offset by decreases in legal fees.

•	ATM processing fees increased $107 thousand to $420 thousand compared to $313 thousand for the same period in 2013. This increase is related to the same volume increases discussed under customer service fee income previously in this report.

•	Supplies increased $48 thousand to $298 thousand compared to $250 thousand for the same period in 2013.

•	Telephone expense increased $231 thousand to $566 thousand for the six months ended June 30, 2014, from $335 thousand for the same period in 2013, which includes $109 thousand from the addition of Randolph National Bank locations and $87 thousand from Charter operations.

•	Amortization of intangible assets increased $489 thousand, or 128.68%, to $869 thousand for the six months ended June 30, 2014, compared to $380 thousand for the same period in 2013. This increase includes $258 thousand related to the amortization of core deposit intangibles related to Randolph National Bank and $252 thousand related to amortization of customer list intangibles related to Charter Trust Company.

•	Other expenses increased $588 thousand, or 23.61%, to $3.1 million for the six months ended June 30, 2014, compared to $2.5 million for the same period in 2013. This increase includes $368 thousand in expenses related to the addition of Charter Holding operations.

Comparison of the Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

Noninterest Income. For the three months ended June 30, 2014, total noninterest income increased $1.7 million, or 50.06%, to $5.1 million compared to $3.4 million for the same period in 2013, as discussed below. For the three month period ended June 30, 2014, the increase in noninterest income primarily consisted of the following:

•	Trust and investment management fee income was $2.1 million for the three months ended June 30, 2014, compared to no recorded activity for the same period in 2013 when the Bank recognized earnings under equity method accounting.

•	Customer service fees increased $273 thousand, or 21.56%, to $1.5 million from $1.3 million for the three months ended June 30, 2014. The increase includes increases of $156 thousand related to increased volume of ATM and debit cards and $163 thousand in fees related to overdraft processing.

•	Bank-owned life insurance income increased $5 thousand to $153 thousand from $148 thousand for the three months ended June 30, 2013.

•	Gain on sales of other real estate and property owned, net increased $172 thousand to $197 thousand from $25 thousand for the three months ended June 30, 2013.

•	Mortgage servicing income, net increased $68 thousand to $54 thousand from an expense of $14 thousand for the three months ended June 30, 2013.

partially offset by:

•	Net gain on sales of loans decreased $557 thousand, or 82.52%, to $118 thousand compared to $675 thousand for the same period in 2013, represented by a decrease of $24.0 million in loans sold into the secondary market, to $8.0 million for the three months ended June 30, 2014, from $32.0 million for the three months ended June 30, 2013. This decrease reflects changes in pipelines, market rates and shifts in consumer demand of adjustable rate products that we typically hold in our portfolio.

•	Gain on sales and calls of securities, net decreased $179 thousand, or 29.15%, to $435 thousand for the three months ended June 30, 2014, from $614 thousand for the three months ended June 30, 2013. This decrease primarily reflects the gain on the sales of approximately $73.1 million of securities sold during the three months ended June 30, 2014, compared to $91.9 million during the same period in 2013.

•	Income from equity interest in Charter Holding decreased $143 thousand compared to the same period in 2013 due to the acquisition of Charter Holding during the second quarter of 2013. Accordingly, the Bank began recording the entity’s activities as trust income and in related expense categories.

Noninterest Expense. For the three months ended June 30, 2014, total noninterest expenses increased $3.4 million, or 41.56%, to $11.7 million compared to $8.3 million for the same period in 2013, as discussed below. For the three month period ended June 30, 2014, the increase in noninterest expenses primarily consisted of the following:

•	Salaries and employee benefits increased $2.0 million, or 48.52%, to $6.1 million compared to $4.1 million for the three months ended June 30, 2013. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $1.9 million, or 43.5%, from $4.6 million for the three months ended June 30, 2013, to $6.6 million for the three months ended June 30, 2014. Salary expense increased $1.3 million, or 39.78%, reflecting ordinary cost-of-living adjustments and additional staffing primarily related to acquisition of Charter Holding and Central Financial Corporation, which represented $751 million, or 56.38%, of the increase. The deferral of expenses in conjunction with the origination of loans increased $3 thousand, or 0.56%, to $484 thousand from $482 thousand for the same period in 2013.

•	Occupancy and equipment increased $349 thousand, or 33.11%, to $1.4 million compared to $1.1 million for the same period in 2013, which included $44 thousand related to the cost of the additional rent expense for new locations acquired from Charter Holding and Central Financial Corporation.

•	Advertising and promotion increased $68 thousand, or 31.92%, to $281 thousand from $213 thousand for the same period in 2013. This increase related to trust and investment management services coupled with promotions and media related to our new markets in the greater Randolph area of Vermont and our second location in Nashua, New Hampshire, which opened in December 2013.

•	Depositors’ insurance increased $68 thousand, or 33.66%, to $270 thousand from $202 thousand for the same period in 2013 due primarily to increased aggregate account balances.

•	Outside services increased $309 thousand, or 88.54%, to $658 thousand compared to $349 thousand for the same period in 2013. This increase includes expenses of $204 thousand related to Charter Holding operations, increases in expenses associated with our core processing system of $17 thousand and fees for account statement printing of $34 thousand.

•	Professional services increased $130 thousand, or 41.00%, to $447 thousand compared to $317 thousand for the same period in 2013, reflecting increases in general consulting fees offset by decreases in legal fees.

•	ATM processing fees increased $37 thousand to $199 thousand compared to $162 thousand for the same period in 2013. This increase is related to the same volume increases discussed under customer service fee income previously in this report.

•	Supplies increased $13 thousand to $134 thousand compared to $121 thousand for the same period in 2013.

•	Telephone expense increased $99 thousand to $271 thousand for the three months ended June 30, 2014, from $172 thousand in 2013, which includes $50 thousand from the addition of Randolph National Bank locations and $30 thousand from Charter operations.

•	Amortization of intangible assets increased $246 thousand, or 130.85%, to $434 thousand for the three months ended June 30, 2014, compared to $188 thousand for the same period in 2013. This increase includes $143 thousand related to the amortization of core deposit intangibles related to Randolph National Bank and $126 thousand related to amortization of customer list intangibles related to Charter Trust Company.

•	Other expenses increased $123 thousand, or 8.92%, to $1.5 million for the three months ended June 30, 2014, compared to $1.4 million for the same period in 2013. This increase includes $148 thousand in expenses related to the addition of Charter Holding operations.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At June 30, 2014, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $80.1 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2014, we had approximately $157.3 in additional borrowing capacity from the FHLB.

At June 30, 2014, stockholders’ equity totaled $152.8 million, compared to $149.3 million at December 31, 2013. This reflects net income of $4.5 million, the declaration and payment of $2.1 million in common stock dividends, the declaration of $115 thousand in preferred stock dividends, cash contribution in the dividend reinvestment program of $77 thousand, vesting of stock awards of $135 thousand, exercise of common stock options of $35 thousand and $1.0 million in other comprehensive loss.

At June 30, 2014, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average stockholders equity, which are three performance benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the six months ended June 30, 2014, no shares were repurchased.

At June 30, 2014, we had unrestricted funds available in the amount of $2.0 million. As of June 30, 2014, our total cash needs for the remainder of 2014 are estimated to be approximately $2.6 million with $2.1 million projected to be used to pay dividends on our common stock, $309 thousand to pay interest on our capital securities, $115 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $120 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of the Comptroller of the Currency (“OCC”). Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2014, as needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the six months ended June 30, 2014, net cash provided by operating activities decreased $11.5 million to $1.5 million compared to cash provided of $13.0 million for the same period in 2013. Cash provided by loans sold decreased $50.8 million for the six months ended June 30, 2014, compared to the same period in 2013. Net gain on sales of loans decreased $686 thousand for the six months ended June 30, 2014. Net gain on sales and calls of securities decreased $338 thousand for the six months ended June 30, 2014, compared to the same period in 2013, as a result of the sale of $78.9 million of securities sold during the six months ended June 30, 2014, with lower net gains compared to approximately $110.5 million of securities sold during the same period in 2013. The provision for loan losses increased $133 thousand for the six months ended June 30, 2014, compared to the same period in 2013. The change in accrued interest receivable and other assets went from a decrease of $255thousand for the six months ended June 30, 2013 compared to an increase of $2.3 million for the same period in 2014. The decrease in accrued expenses and liabilities increased $1.3 million.

Net cash used in investing activities was $54.7 million for the six months ended June 30, 2014, compared to cash provided of $48.2 million for the same period in 2013, a change of $102.9 million. The cash provided by net securities activities was $15.5 million for the six months ended June 30, 2014, compared to cash provided by net securities activities of $57.8 million for the same period in 2013. Cash used to purchase FHLB stock was $2.4 million for the six months ended June 30, 2014, compared to cash provided by redemption of FHLB stock of $213 thousand for the same period in 2013. Cash used in loan originations and principal collections, net, was $60.7 million for the six months ended June 30, 2014, an increase of $52.7 million, compared to cash used of $8.0 million for the same period in 2013.

For the six months ended June 30, 2014, net cash flows provided by financing activities increased $113.2 million to cash provided of $63.2 million compared to net cash used in financing activities of $49.9 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we experienced a net increase of $48.7 million in cash provided by deposits and securities sold under agreements to repurchase comparing cash provided of $16.1 million to cash used of $32.6 million for the same period in 2013. For the six months ended June 30, 2014, we had an increase of $64.7 million of cash provided by FHLB advances and other borrowings comparing cash provided of $49.3 million for the six months ended June 30, 2014 to cash used of $15.5 million for the same period in 2013.

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

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of June 30, 2014, the Bank’s ratios were 8.15% and 12.66%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.74 at June 30, 2014, compared to $15.37 per common share at December 31, 2013. Tangible book value per common share was $9.07 at June 30, 2014, compared to $8.59 per common share at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of shareholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands, except for per share data)	June 30, 2014	December 31, 2013
Stockholders’ equity	$152,756	$149,257
Less goodwill	44,823	44,632
Less other intangible assets	10,151	11,020
Less preferred stock	23,000	23,000

Tangible common equity	$74,782	$70,605

Ending common shares outstanding	8,241,228	8,216,747
Tangible book value per common share	$9.07	$8.59

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

Our one-year cumulative interest rate gap at June 30, 2014, was negative 3.24%, compared to the December 31, 2013, gap of positive 0.58%. With a liability sensitive (negative) gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase. Over the next 12 months, $65.3 million more liabilities are subject to repricing than assets.

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

The following table sets forth our EVE at June 30, 2014, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$170,420	$134,903	$137,435	$127,245	$116,534	$106,483	$96,815
Percent of change		-1.8%		-7.4%	-15.2%	-22.5%	-29.6%
EVE Ratio:
Ratio	11.46%	9.23%	9.58%	9.10%	8.55%	8.00%	7.45%
Change in basis points		-35		-48	-103	-158	-213

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate, securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. The Company had no derivative fair value hedges or derivative cash flow hedges at June 30, 2014 or December 31, 2013.

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

Item 1A. Risk Factors

There are risks inherent to our business. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2014.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

10.1	2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 11, 2014, and incorporated herein by reference).

10.2	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 11, 2014, and incorporated herein by reference).

10.3	Form of Non-Qualified Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 11, 2014, and incorporated herein by reference).

10.4	Form of Restricted Stock Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 11, 2014, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 *	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.