Form 10-Q
period 2014-09-30
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2014-11-10
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 5, 2014 was 8,248,626.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$40,036	$12,005
Overnight deposits	—	21,573

Cash and cash equivalents	40,036	33,578
Interest-bearing time deposits with other banks	747	1,743
Securities available-for-sale	106,156	125,238
Federal Home Loan Bank stock	10,762	9,760
Loans held-for-sale	2,405	680
Loans receivable, net of allowance for loan losses of $9.5 million as of September 30, 2014 and $9.8 million as of December 31, 2013	1,204,230	1,134,110
Accrued interest receivable	3,167	2,628
Bank premises and equipment, net	24,476	23,842
Investments in real estate	3,570	3,681
Other real estate owned	137	1,343
Goodwill	45,034	44,632
Other intangible assets	9,735	11,020
Bank-owned life insurance	20,022	19,544
Other assets	12,635	12,071

Total assets	$1,483,112	$1,423,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$106,065	$101,446
Interest-bearing	1,005,046	986,646

Total deposits	1,111,111	1,088,092
Federal Home Loan Bank advances	160,990	121,734
Securities sold under agreements to repurchase	16,850	27,885
Subordinated debentures	20,620	20,620
Accrued expenses and other liabilities	19,597	16,282

Total liabilities	1,329,168	1,274,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 23,000 shares issued and outstanding at September 30, 2014 and December 31, 2013; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 8,678,394 shares issued and 8,244,065 shares outstanding at September 30, 2014, and 8,651,076 shares issued and 8,216,747 shares outstanding at December 31, 2013	87	87
Paid-in capital	101,356	100,961
Retained earnings	62,156	58,347
Unearned restricted stock awards	(598)	(490)
Accumulated other comprehensive loss	(2,306)	(2,897)
Treasury stock, 434,329 shares as of September 30, 2014 and December 31, 2013, at cost	(6,751)	(6,751)

Total stockholders’ equity	153,944	149,257

Total liabilities and stockholders’ equity	$1,483,112	$1,423,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$11,869	$9,071	$34,854	$27,276
Interest on debt securities:
Taxable	314	231	1,034	1,041
Dividends	41	16	122	39
Other	95	270	443	621

Total interest and dividend income	12,319	9,588	36,453	28,977

Interest expense
Interest on deposits	1,154	957	3,324	3,063
Interest on advances and other borrowed money	535	558	1,583	1,875

Total interest expense	1,689	1,515	4,907	4,938

Net interest and dividend income	10,630	8,073	31,546	24,039
Provision for loan losses	27	118	736	694

Net interest and dividend income after provision for loan losses	10,603	7,955	30,810	23,345

Noninterest income
Customer service fees	1,570	1,314	4,547	3,766
Gain on sales and calls of securities, net	313	—	756	781
Net gain on sales of loans	241	450	411	2,058
(Loss) gain on sales of premises and equipment	—	(18)	12	(14)
(Loss) gain on sales of other real estate and property owned, net of writedowns	(1)	—	194	25
Rental income	181	189	528	557
Bank-owned life insurance income	151	154	453	430
Income from equity interest in Charter Holding Corp.	—	53	—	294
Mortgage servicing income, net of amortization of mortgage servicing assets.	16	22	149	23
Insurance and brokerage service income	359	351	1,161	1,170
Trust and investment management fee income	2,038	679	6,190	679
Remeasurement gain of equity interest in Charter Holding Corp.	—	1,369	—	1,369

Total noninterest income	4,868	4,563	14,401	11,138

Noninterest expense
Salaries and employee benefits	6,326	4,617	18,419	13,013
Occupancy and equipment	1,279	1,068	4,260	3,198
Advertising and promotion	222	159	658	471
Depositors’ insurance	232	195	773	574
Outside services	639	397	2,000	1,065
Professional services	281	342	1,000	995
ATM processing fees	230	153	650	466
Supplies	128	100	426	350
Telephone	257	159	823	494
Merger-related expenses	—	801	—	801
Amortization of intangible assets	416	212	1,285	592
Other expenses	1,448	1,328	4,526	3,818

Total noninterest expense	11,458	9,531	34,820	25,837

Income before provision for income taxes	4,013	2,987	10,391	8,646
Provision for income taxes	1,309	415	3,202	2,227

Net income	$2,704	$2,572	$7,189	$6,419

Net income available to common stockholders	$2,646	$2,514	$7,017	$6,161

Earnings per common share, basic	$0.32	$0.35	$0.85	$0.87

Weighted average number of shares, basic	8,242,181	7,102,893	8,229,665	7,080,299
Earnings per common share, assuming dilution	$0.32	$0.35	$0.85	$0.87

Weighted average number of shares, assuming dilution	8,255,350	7,113,611	8,237,850	7,084,795
Dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net income	$2,704	$2,572	$7,189	$6,419
Net change in unrealized (loss) gain on available-for-sale securities, net of tax effect	(428)	226	591	(1,993)
Net change in unrecognized pension plan costs, net of tax effect	—	—	—	—
Net change in derivatives, net of tax effect	—	—	—	101
Net change in unrealized gain on equity investment, net of tax effect	—	(34)	—	(33)

Comprehensive income	$2,276	$2,764	$7,780	$4,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred stock	—	—
Redemption of preferred stock	—	—

Balance, end of period	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$75
Issuance of common stock from dividend reinvestment plan	—	1

Balance, end of period	$87	$76

PAID-IN CAPITAL
Balance, beginning of year	$100,961	$83,977
Increase on issuance of common stock from the exercise of stock options	35	756
Issuance of common stock from dividend reinvestment plan	117	164
Restricted stock awards issued	243	—

Balance, end of period	$101,356	$84,897

RETAINED EARNINGS
Balance, beginning of year	$58,347	$53,933
Net income	7,189	6,419
Cash dividends declared, preferred stock	(173)	(258)
Cash dividends paid, common stock	(3,207)	(2,758)

Balance, end of period	$62,156	$57,336

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(490)	$(377)
Shares awarded	(243)	(189)
Shares vested	135	—

Balance, end of period	$(598)	$(566)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,897)	$(1,444)
Net change in accumulated other comprehensive loss, net of tax effect	591	(1,925)

Balance, end of period	$(2,306)	$(3,369)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,670)
Issuance of restricted stock awards	—	189
Stock options exercised from treasury stock	—	(265)

Balance, end of period	$(6,751)	$(6,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,189	$6,419
Depreciation and amortization	1,712	1,212
Amortization (accretion) of fair value adjustments, net	246	(2)
Amortization of securities, net	339	621
Net decrease (increase) in mortgage servicing rights	283	(430)
Loans originated for sale	(28,870)	(66,990)
Proceeds from loans sold	27,556	80,213
Increase in cash surrender value of life insurance	(478)	(465)
Amortization of intangible assets	1,285	592
Provision for loan losses	736	694
Increase in accrued interest receivable and other assets	(1,580)	(102)
Net gain on sales of other real estate owned	(200)	(24)
Write-down of other real estate owned	6	—
Mark-to-market adjustment on Charter Holding Corp.	—	(1,369)
Net gain on sales and calls of securities	(756)	(781)
Net (gain) loss on sales of premises and equipment	(12)	14
Net gain on sales of loans	(411)	(2,058)
Income from equity interest in Charter Holding Corp.	—	(294)
Change in deferred loan origination fees and cost, net	(420)	(489)
Increase in accrued expenses and other liabilities	3,067	2,553

Net cash provided by operating activities	9,692	19,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,314)	(2,771)
Proceeds from sales of premises and equipment	70	239
Disposal of fixed assets	21	43
Proceeds from sales and calls of securities available-for-sale	83,870	113,647
Proceeds from maturities of securities available-for-sale	50,009	45,000
Purchases of securities available-for-sale	(113,406)	(104,349)
Proceeds from maturities of interest-bearing time deposits with other banks	996	—
(Purchase) redemption of Federal Home Loan Bank stock	(1,002)	213
Loan originations and principal collections, net	(63,689)	(48,912)
Cash paid to acquire Charter Holding Corp, net	—	(2,919)
Purchases of loans	(7,688)	—
Proceeds from sales of other real estate owned	1,858	256

Net cash (used in) provided by investing activities	(51,275)	447

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,054	(27,658)
Net (decrease) increase in securities sold under agreements to repurchase	(11,035)	11,292
Net increase (decrease) in advances from Federal Home Loan Bank	39,250	(18,000)
Dividends paid on preferred stock	(173)	(259)
Dividends paid on common stock	(3,097)	(2,668)
Issuance of common stock from dividend reinvestment plan	7	75
Proceeds from exercise of stock options	35	480

Net cash provided by (used in) financing activities	48,041	(36,738)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,458	(16,977)
CASH AND CASH EQUIVALENTS, beginning of period	33,578	39,412

CASH AND CASH EQUIVALENTS, end of period	$40,036	$22,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposit accounts	$3,329	$3,152
Interest on advances and other borrowed money	1,593	1,909

Total interest paid	$4,922	$5,061

Income taxes paid	$3,363	$3,077

Loans transferred to other real estate owned	$458	$130

Change in due from broker, net	$—	$583

Charter Holding
Acquisition:
Cash and cash equivalents acquired	$3,281
Available-for-sale securities	424
Premises and equipment acquired	1,413
Accrued interest receivable	3
Other assets acquired	1,296
Customer list intangible	3,000

9,417

Other liabilities assumed	1,107

1,107

Net assets acquired	8,310
Merger costs	12,400

Goodwill	$4,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corp.; Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (MEI), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products, and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland, and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency.

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note B—Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, the Bank, and the Bank’s subsidiaries, M&E, Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corp., and Charter Holding and its subsidiaries, Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C—Impact of New Accounting Standards

In January 2014, FASB issued Accounting Standards Update (“ASU”) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU was to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In June 2014, FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.	they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government—Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	the loan has a government guarantee that is not separable from the loan before foreclosure;

2.	at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.	at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

Note D – Fair Value Measurements

In accordance with ASC 820-10, “Fair Value Measurement—Overall,” the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Other Real Estate Owned. Other real estate owned (“OREO”) is reported at fair value less costs to sell. Values are estimated using Level 2 inputs based on appraisals of similar properties obtained from a third party valuation service. For Level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value at September 30, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$30,054	$—	$30,054	$—
U.S. government-sponsored enterprise bonds	7,251	—	7,251	—
Mortgage-backed securities	58,684	—	58,684	—
Municipal bonds	9,740	—	9,740	—
Other bonds and debentures	128	—	128	—
Equity securities	299	299	—	—

Totals	$106,156	$299	$105,857	$—

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$50,016	$—	$50,016	$—
U.S. government-sponsored enterprise bonds	7,160	—	7,160	—
Mortgage-backed securities	46,647	—	46,647	—
Municipal bonds	20,106	—	20,106	—
Other bonds and debentures	275	—	275	—
Equity securities	1,034	1,034	—	—

Totals	$125,238	$1,034	$124,204	$—

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,767	$—	$—	$1,767
Other real estate owned	137	—	—	137

	$1,904	$—	$—	$1,904

(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$2,321	$—	$—	$2,321
Other real estate owned	1,343	—	—	1,343

	$3,664	$—	$—	$3,664

There were no loans measured for impairment using the fair value of the underlying collateral for which an allowance was recorded at September 30, 2014. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment with an allowance recorded, using the present value of expected future cash flows, had a recorded investment of $1.8 million with a valuation allowance of $70 thousand at September 30, 2014. Loans valued using the present value of expected future cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2013, impaired loans with a recorded allowance had a recorded investment of $2.5 million with a valuation allowance of $197 thousand.

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) September 30, 2014	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$40,036	$40,036	$—	$—	$40,036
Interest-bearing time deposits with other banks	747	—	—	747	747
Securities available-for-sale	106,156	299	105,857	—	106,156
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,405	—	2,422	—	2,422
Loans, net	1,204,230	—	—	1,199,069	1,199,069
Investment in unconsolidated subsidiaries	620	—	—	386	386
Accrued interest receivable	3,167	3,167	—	—	3,167
Financial liabilities:
Deposits	1,111,111	—	—	1,112,877	1,112,877
Federal Home Loan Bank advances	160,990	—	—	161,831	161,831
Securities sold under agreements to repurchase	16,850	16,850	—	—	16,850
Subordinated debentures	20,620	—	—	12,840	12,840

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$33,578	$33,578	$—	$—	$33,578
Interest-bearing time deposits with other banks	1,743	—	—	1,743	1,743
Securities available-for-sale	125,238	1,034	124,204	—	125,238
Federal Home Loan Bank stock	9,760	9,760	—	—	9,760
Loans held-for-sale	680	—	683	—	683
Loans, net	1,134,110	—	—	1,136,761	1,136,761
Investment in unconsolidated subsidiaries	620	—	—	587	587
Accrued interest receivable	2,628	2,628	—	—	2,628
Financial liabilities:
Deposits	1,088,092	—	—	1,091,419	1,091,419
Federal Home Loan Bank advances	121,734	—	—	123,166	123,166
Securities sold under agreements to repurchase	27,885	27,885	—	—	27,885
Subordinated debentures	20,620	—	—	19,519	19,519

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2014 or during the 12 month period ended December 31, 2013.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at September 30, 2014 and December 31, 2013 are summarized as follows:

September 30, 2014
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$30,545	$—	$491	$30,054
U.S. government-sponsored enterprise bonds	7,369	3	121	7,251
Mortgage-backed securities	59,127	64	507	58,684
Municipal bonds	9,750	84	94	9,740
Other bonds and debentures	115	13	—	128
Equity securities	258	41	—	299

Total available-for-sale	$107,164	$205	$1,213	$106,156

December 31, 2013
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale	$127,220	$398	$2,380	$125,238

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2014:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$76

Total due in less than one year	$76

U.S. Treasury notes	$29,978
U.S. government-sponsored enterprise bonds	6,883

Total due after one year through five years	$36,861

Municipal bonds	$3,281

Total due after five years through ten years	$3,281

Municipal bonds	$6,459
U.S. government-sponsored enterprise bonds	368
Other bonds and debentures	128

Total due after ten years	$6,955

For the nine months ended September 30, 2014, the proceeds from sales of securities available-for-sale were $83.9 million. Gross gains of $756 thousand were realized during the same period on the sales. For the nine months ended September 30, 2013, the proceeds from sales of securities available-for-sale were $91.4 million. Gross gains of $930 thousand were realized during the same period on the sales offset in part by gross losses of $149 thousand on sales. Securities, carried at $105.6 million and $120.1 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of September 30, 2014 and December 31, 2013, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of September 30, 2014:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$—	$—	$30,054	$491	$30,054	$491
U.S. government-sponsored enterprise bonds	174	6	6,883	115	7,057	121
Mortgage-backed securities	30,672	92	20,685	415	51,357	507
Municipal bonds	—	—	3,869	94	3,869	94

Total temporarily impaired securities	$30,846	$98	$61,491	$1,115	$92,337	$1,213

The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2014 consist of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that the Company has the intent and the ability to hold these debt securities until maturity and therefore, no declines are deemed to be other than temporary.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2014
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$587,211	$58,100	$645,311
Home equity	63,023	6,161	69,184
Construction	32,299	2,160	34,459
Commercial	234,863	77,995	312,858

	917,396	144,416	1,061,812
Consumer loans	7,682	1,913	9,595
Commercial and municipal loans	124,562	13,778	138,340

Total loans	1,049,640	160,107	1,209,747
Allowance for loan losses	(9,547)	—	(9,547)
Deferred loan origination costs, net	4,030	—	4,030

Loans receivable, net	$1,044,123	$160,107	$1,204,230

	December 31, 2013
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$536,588	$65,682	$602,270
Home equity	63,736	6,828	70,564
Construction	26,062	3,660	29,722
Commercial	198,741	89,072	287,813

	825,127	165,242	990,369
Consumer loans	6,829	2,988	9,817
Commercial and municipal loans	121,256	18,815	140,071

Total loans	953,212	187,045	1,140,257
Allowance for loan losses	(9,757)	—	(9,757)
Deferred loan origination costs, net	3,610	—	3,610

Loans receivable, net	$947,065	$187,045	$1,134,110

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	September 30, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2013	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(514)	(431)	—	(256)	(164)	—	(1,365)
Recoveries	288	1	—	52	78	—	419
(Benefit) provision	(469)	664	529	(317)	75	254	736

Ending balance, September 30, 2014	$4,690	$2,377	$882	$1,040	$64	$494	$9,547

Acquired:
Beginning balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, September 30, 2014	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$22	$44	$—	$4	$—	$—	$70
Collectively evaluated for impairment	4,668	2,333	882	1,036	64	494	9,477
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, September 30, 2014	$4,690	$2,377	$882	$1,040	$64	$494	$9,547

Loans:
Originated:
Individually evaluated for impairment	$6,543	$8,301	$1,208	$1,165	$—	$—	$17,217
Collectively evaluated for impairment	643,691	226,562	31,091	123,397	7,682	—	1,032,423
Acquired loans (Discounts related to Credit Quality)	64,261	77,995	2,160	13,778	1,913	—	160,107

Total loans ending balance, September 30, 2014	$714,495	$312,858	$34,459	$138,340	$9,595	$—	$1,209,747

	September 30, 2013
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2012	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(588)	(475)	—	(245)	(176)	—	(1,484)
Recoveries	207	284	—	14	110	—	615
Provision (benefit)	744	(470)	21	439	72	(112)	694

Ending balance, September 30, 2013	$5,260	$2,955	$229	$1,126	$64	$114	$9,748

Acquired:
Beginning balance, December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	(102)	—	—	—	—	(102)
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, September 30, 2013	$—	$(102)	$—	$—	$—	$—	$(102)

Originated:
Individually evaluated for impairment	$72	$297	$—	$12	$—	$—	$381
Collectively evaluated for impairment	5,188	2,556	229	1,114	64	114	9,265
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, September 30, 2013	$5,260	$2,853	$229	$1,126	$64	$114	$9,646

Loans:
Originated:
Individually evaluated for impairment	$5,241	$10,740	$1,512	$1,052	$—	$—	$18,545
Collectively evaluated for impairment	561,654	178,659	18,270	104,775	6,097	—	869,455
Acquired loans (Discounts related to Credit Quality)	14,016	42,901	604	11,305	544	—	69,370

Total loans ending balance, September 30, 2013	$580,911	$232,300	$20,386	$117,132	$6,641	$—	$957,370

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	September 30, 2014
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$115	$876	$1,225	$2,216	$2,377
Home equity	25	—	178	203	167
Commercial	522	31	551	1,104	554
Construction	28	—	—	28	—
Commercial and municipal	88	234	180	502	181
Consumer	19	2	4	25	—

Total	$797	$1,143	$2,138	$4,078	$3,279

Acquired:
Real estate:
Conventional	$792	$446	$602	$1,840	$1,213
Home equity	—	—	—	—	20
Commercial	510	457	1,250	2,217	2,312
Construction	—	15	—	15	—
Commercial and municipal	52	164	15	231	132
Consumer	39	—	—	39	—

Total	$1,393	$1,082	$1,867	$4,342	$3,677

	December 31, 2013
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Real estate:
Conventional	$2,654	$498	$2,812	$5,964	$3,821
Commercial	1,859	267	903	3,029	4,512
Home equity	53	57	52	162	104
Construction	95	—	—	95	230
Commercial and municipal	133	10	159	302	621
Consumer	29	60	15	104	15

Total	$4,823	$892	$3,941	$9,656	$9,303

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of September 30, 2014 and December 31, 2013 based on payment performance status:

	September 30, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,280	$4,799	$1,208	$852	$10,139
Non-performing	772	532	—	—	1,304

Total	$4,052	$5,331	$1,208	$852	$11,443

	December 31, 2013
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$2,915	$6,514	$1,263	$962	$11,654
Non-performing	715	85	—	—	800

Total	$3,630	$6,599	$1,263	$962	$12,454

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the nine month period ending September 30, 2014, certain loan modifications were executed that constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2014:

(Dollars in thousands)	Extended Maturity	Interest Only Payments	Combination of Interest Only Payments, Rate Reduction and Extended Maturity	Combination of Rate Reduction, Re-amortized and Extended Maturity	Interest Only Payments and Extended Maturity	Re-amortized Payment	Total
Real estate:
Conventional	$—	$—	$351	$44	$548	$—	$943
Commercial	211	467	210	—	—	103	991
Commercial and municipal	—	35	—	—	—	—	35

Total TDRs	$211	$502	$561	$44	$548	$103	$1,969

The following table presents pre-modification balance information on how loans were modified as TDRs during the 12 months ended December 31, 2013:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate Reduction and Extended Maturity	Interest Only Payments and Maturity	Combination of Rate Reduction, Re-amortized and Extended Maturity	Other (a)	Total
Real estate:
Conventional	$—	$996	$1,273	$219	$192	$2,680
Commercial	764	1,143	1,111	—	—	3,018
Construction	700	—	—	—	—	700
Commercial and municipal	—	—	524	—	36	560

Total TDRs	$1,464	$2,139	$2,908	$219	$228	$6,958

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table summarizes troubled debt restructurings that occurred during the period indicated:

	For the nine months ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	12	$943	$943
Commercial	4	991	991
Commercial and municipal	1	35	35

Total	17	$1,969	$1,969

At September 30, 2014, there were specific loan loss reserves of $40 thousand related to troubled debt restructurings that occurred during the nine month period ended September 30, 2014. There were no troubled debt restructurings for which there was a payment default during the nine month period ending September 30, 2014, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of and for the nine months ended September 30, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,837	$6,813	$—	$5,341	$281
Home equity	247	401	—	181	6
Commercial	7,306	8,545	—	8,294	407
Construction	1,208	1,269	—	1,289	40
Commercial and municipal	782	1,163	—	862	49

Total impaired with no related allowance	$15,380	$18,191	$—	$15,967	$783

With an allowance recorded:
Real estate:
Conventional	$459	$547	$22	$758	$18
Commercial	995	1,032	44	1,620	37
Commercial and municipal	383	396	4	480	13

Total impaired with an allowance recorded	$1,837	$1,975	$70	$2,858	$68

Total:
Real estate:
Conventional	$6,296	$7,360	$22	$6,099	$299
Home equity	247	401	—	181	6
Commercial	8,301	9,577	44	9,914	444
Construction	1,208	1,269	—	1,289	40
Commercial and municipal	1,165	1,559	4	1,342	62

Total impaired loans	$17,217	$20,166	$70	$18,825	$851

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Interest income Recognized
With no related allowance recorded:
Real estate:
Conventional	$6,084	$7,029	$—	$5,387	$261
Home equity	153	312	—	104	9
Commercial	9,807	10,432	—	10,832	534
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,099	1,141	—	728	65

Total impaired with no related allowance	$18,637	$20,429	$—	$18,800	$938

With an allowance recorded:
Real estate:
Conventional	$479	$512	$71	$618	$23
Commercial	1,556	1,556	116	1,622	105
Commercial and municipal	483	483	10	527	24

Total impaired with an allowance recorded	$2,518	$2,551	$197	$2,767	$152

Total
Real estate:
Conventional	$6,563	$7,541	$71	$6,005	$284
Home equity	153	312	—	104	9
Commercial	11,363	11,988	116	12,454	639
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,582	1,624	10	1,255	89

Total impaired loans	$21,155	$22,980	$197	$21,567	$1,090

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	September 30, 2014	December 31, 2013
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$1,000	$1,012
Nonaccretable difference	—	—

Cash flows expected to be collected	1,000	1,012
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,000	$1,012

The following tables present a summary of credit impaired loans acquired through the merger with Central Financial Corporation:

	September 30, 2014
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$1,008	$809
Nonaccretable difference	—	—

Cash flows expected to be collected	1,008	809
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,008	$809

	December 31, 2013
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$1,604	$984
Nonaccretable difference	—	—

Cash flows expected to be collected	1,604	984
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,604	$984

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	September 30, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$201,401	$17,780	$97,640	$—	$316,821
Special mention	—	3,078	39	873	—	3,990
Substandard	5,353	11,413	2,462	818	—	20,046
Loans not formally rated	644,881	18,971	12,018	25,231	7,682	708,783

Total	$650,234	$234,863	$32,299	$124,562	$7,682	$1,049,640

Acquired:
Grade:
Pass	$—	$65,011	$1,169	$10,872	$—	$77,052
Special mention	—	4,851	—	423	—	5,274
Substandard	1,455	6,234	404	1,913	—	10,006
Loans not formally rated	62,806	1,899	587	570	1,913	67,775

Total	$64,261	$77,995	$2,160	$13,778	$1,913	$160,107

	December 31, 2013
	Real Estate			Commercial
(Dollars in thousands)	Conventional	Commercial	Construction	and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$164,554	$13,337	$98,469	$—	$276,360
Special mention	—	3,885	812	674	—	5,371
Substandard	5,708	12,373	1,880	1,193	—	21,154
Loans not formally rated	594,616	17,929	10,033	20,920	6,829	650,327

Total	$600,324	$198,741	$26,062	$121,256	$6,829	$953,212

Acquired:
Grade:
Pass	$—	$80,730	$2,148	$16,577	$—	$99,455
Special mention	—	1,341	—	—	—	1,341
Substandard	1,521	5,518	228	1,876	—	9,143
Loans not formally rated	70,989	1,483	1,284	362	2,988	77,106

Total	$72,510	$89,072	$3,660	$18,815	$2,988	$187,045

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-35: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2014, was $2.4 million. The fair value of capitalized servicing rights was $4.3 million as of September 30, 2014. Servicing rights of $295 thousand were capitalized during the nine months ended September 30, 2014, compared to $1.3 million for the same period in 2013. Amortization of capitalized servicing rights was $628 thousand for the nine months ended September 30, 2014, compared to $720 thousand for the same period in 2013. Servicing rights of $163 thousand were capitalized during the three months ended September 30, 2014, compared to $290 thousand for the same period in 2013. Amortization of capitalized servicing rights was $238 thousand for the three months ended September 30, 2014, compared to $235 thousand for the same period in 2013.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$19	$31	$65	$69
(Decrease) increase	(4)	140	(50)	102

Balance, end of period	$15	$171	$15	$171

Note H – Stock-based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 410,000 shares remaining available for issuance at September 30, 2014. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” The Company’s 2004 Stock Incentive Plan automatically terminated on May 12, 2014. During the nine months ended September 30, 2014 and 2013, stock-based compensation expense of $122 thousand and $75 thousand, respectively, was recognized under the Company’s equity plan. During the three months ended September 30, 2014 and 2013, stock-based compensation expense of $39 thousand and $33 thousand, respectively, was recognized under the Company’s equity plan.

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

Note I—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost	$85	$83	$255	$249
Expected return on plan assets	(134)	(145)	(402)	(435)
Amortization of unrecognized net loss	65	76	195	228

Net periodic pension cost	$16	$14	$48	$42

Note J – Earnings Per Share (“EPS”)

Basic and diluted earnings per common share calculations are as follows:

(Dollars in thousands, except for per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Basic EPS:
Net income as reported	$2,704	$2,572	$7,189	$6,419
Cumulative preferred stock dividend earned	(58)	(58)	(172)	(258)

Net income available to common stockholders	$2,646	$2,514	$7,017	$6,161

Weighted average common shares outstanding	8,242,181	7,102,893	8,229,665	7,080,299
Earnings per common share – basic	$0.32	$0.35	$0.85	$0.87

Dilutive EPS:
Net income available to common stockholders	$2,646	$2,514	$7,017	$6,161

Weighted average common shares outstanding	8,242,181	7,102,893	8,229,665	7,080,299
Effect of dilutive securities, options	13,169	10,718	8,185	4,496

Weighted average common shares outstanding – diluted	8,255,350	7,113,611	8,237,850	7,084,795
Earnings per common share – diluted	$0.32	$0.35	$0.85	$0.87

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	September 30, 2014	December 31, 2013
Net unrealized holding loss on available-for-sale securities, net of taxes	$(607)	$(1,198)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(1,699)	(1,699)

Accumulated other comprehensive loss	$(2,306)	$(2,897)

Reclassification disclosures for the periods ended September 30, 2014 and 2013 follow:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net unrealized holding (losses) gains on available-for-sale securities	$(395)	$371	$1,730	$(2,535)
Reclassification adjustment for realized gains in net income (1)	(313)	—	(756)	(781)

Other comprehensive (loss) income before income tax effect	(708)	371	974	(3,316)
Income tax benefit (expense)	280	(145)	(383)	1,323

	(428)	226	591	(1,993)

Other comprehensive loss – pension plan	—	—	—	—
Income tax benefit	—	—	—	—

	—	—	—	—

Change in fair value of derivatives used for cash flow hedges	—	—	—	165
Income tax expense	—	—	—	(64)

	—	—	—	101

Other comprehensive loss—equity investment	—	(34)	—	(33)
Income tax expense	—	—	—	—

	—	(34)	—	(33)

Other comprehensive (loss) income, net of tax effect	$(428)	$192	$591	$(1,925)

(1)	Reclassification adjustments are comprised of realized securities gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Note L – Subsequent Event

On October 29, 2014, the Company entered into a Subordinated Note Purchase Agreement (the “Agreement”) with certain accredited investors under which the Company issued an aggregate of $17.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of November 1, 2024, and will bear interest at a fixed rate of 6.75% per annum. The Company may, at its option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The Notes are not subject to repayment at the option of the noteholders. The Notes will be unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Company expects to use a portion of the net proceeds from the sale of the Notes to redeem a portion of its outstanding shares of Non-Cumulative Perpetual Preferred Stock, Series B, which it issued to the U.S. Treasury pursuant to its participation in the Small Business Lending Fund program. The Company plans to use the remainder of the net proceeds for general corporate purposes.

The Notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. Accordingly, the Notes were offered and sold exclusively to persons who are “accredited investors” within the meaning of Rule 501(a) of Regulation D.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived primarily from the Bank. The Bank’s earnings in turn are generated from the earnings on its loan and investment portfolios less the cost of its deposit accounts and borrowings. These core revenues are supplemented by gains on sales of loans originated for sale, retail banking service fees, gains on the sale of investment securities and brokerage fees. The following is a summary of key financial results as of and for the nine months ended September 30, 2014:

•	Total assets increased $59.2 million, or 4.16%, to $1.5 billion at September 30, 2014 from $1.4 billion at December 31, 2013.

•	Net loans increased $70.1 million, or 6.18%, to $1.2 billion at September 30, 2014 from $1.1 billion at December 31, 2013.

•	During the nine months ended September 30, 2014, we originated $284.9 million in loans, a decrease of 3.31%, compared to $294.7 million during the same period in 2013. During the quarter ended September 30, 2014, we originated $95.3 million in loans, a decrease of 18.71%, compared to $117.2 million during the same period in 2013.

•	Our loan servicing portfolio was $409.0 million at September 30, 2014, compared to $417.3 million at December 31, 2013.

•	Total deposits increased $23.0 million, or 2.12%, to $1.1 billion at September 30, 2014 from $1.1 billion at December 31, 2013.

•	Net interest and dividend income for the nine months ended September 30, 2014 was $31.5 million, compared to $24.0 million for the same period in 2013. Net interest and dividend income for the three months ended September 30, 2014 was $10.6 million, compared to $8.1 million for the same period in 2013.

•	Net income available to common stockholders was $7.0 million for the nine months ended September 30, 2014, compared to $6.2 million for the same period in 2013. Net income available to common stockholders was $2.6 million for the three months ended September 30, 2014, compared to $2.5 million for the same period in 2013.

•	As a percentage of total loans, impaired loans decreased to 1.42% at September 30, 2014 from 1.86% at December 31, 2013.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the accompanying unaudited condensed consolidated financial statements and Note 1 of the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013

Assets. Total assets were $1.5 billion at September 30, 2014, compared to $1.4 billion at December 31, 2013, an increase of $59.2 million, or 4.16%.

Securities Portfolio. Securities available-for-sale decreased $19.1 million, or 15.24%, to $106.2 million at September 30, 2014 from $125.2 million at December 31, 2013. Net unrealized losses on securities available-for-sale were $1.0 million at September 30, 2014 compared to net unrealized losses of $2.0 million at December 31, 2013. During the nine months ended September 30, 2014, we sold securities with a total book value of $75.4 million for a net gain on sales of $756 thousand, and $50.0 million of short-term U.S. Treasury notes matured. During the same period, we purchased securities totaling $113.4 million including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $607 thousand at September 30, 2014 compared to an unrealized loss (after tax) of $1.2 million at December 31, 2013. The investments in our investment portfolio that are temporarily impaired as of September 30, 2014 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, and municipal bonds. The unrealized losses are primarily attributable to changes in market interest rates and market inefficiencies. Management has determined that we have the intent and the ability to hold debt securities until maturity, and therefore, no declines are deemed to be other than temporary.

Loans. Net loans held in portfolio increased $70.1 million, or 6.18%, to $1.2 billion at September 30, 2014 from $1.1 billion at December 31, 2013. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $43.0 million, commercial real estate loans of $25.0 million, and construction loans of $4.7 million offset in part by a decrease in commercial loans of $1.7 million. As a percentage of total loans, impaired loans decreased to 1.42% at September 30, 2014 from 1.86% at December 31, 2013. During the nine months ended September 30, 2014, we originated $284.9 million in loans, a decrease of 3.31%, compared to $294.7 million during the same period in 2013. During the quarter ended September 30, 2014, we originated $95.3 million in loans, a decrease of 18.71%, compared to $117.2 million during the same period in 2013. At September 30, 2014, our mortgage servicing loan portfolio was $409.0 million, compared to $417.3 million at December 31, 2013. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2014, adjustable-rate mortgages comprised approximately 60.24% of our real estate mortgage loan portfolio, which represents a higher percentage compared to the mix at December 31, 2013 of 53.64%, due in part to increases in commercial real estate loans and increased origination of adjustable-rate residential loans.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2014 was $9.5 million and at December 31, 2013 was $9.8 million. The allowance for loan losses represents 0.79% of total loans held at September 30, 2014, compared to 0.85% at December 31, 2013. Total non-performing assets at September 30, 2014 were approximately $7.1 million, representing 74.30% of the allowance for loan losses. Modestly improving economic and market conditions, coupled with internal risk rating changes, resulted in us making $700 in provisions to the allowance for loan losses during the nine months ended September 30, 2014, compared to $650 thousand for the same period in 2013. Loan charge-offs (excluding the overdraft program) were $1.3 million during the nine month period ended September 30, 2014, compared to $1.4 million for the same period in 2013. Recoveries were $351 thousand during the nine month period ended September 30, 2014, compared to $509 thousand for the same period in 2013. This activity resulted in net charge-offs of $907 thousand for the nine month period ended September 30, 2014, compared to $928 thousand for the same period in 2013. One-to-four family residential mortgages, commercial real estate, commercial, and consumer loans accounted for 41%, 34%, 20% and 5%, respectively, of the amounts charged-off during the nine month period ended September 30, 2014.

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

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2014, the overdraft allowance was $21 thousand, compared to $24 thousand at December 31, 2013. There were provisions of $36 thousand for overdraft losses recorded during the nine month period ended September 30, 2014, compared to provisions of $44 thousand that were recorded for the same period during 2013. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Nine months ended September 30, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(514)	—	(514)
Commercial real estate	(431)	—	(431)
Construction	—	—	—
Consumer loans	(57)	—	(57)
Commercial and municipal loans	(256)	—	(256)

Total charged-off loans	(1,258)	—	(1,258)

Recoveries:
Conventional	288	—	288
Commercial real estate	1	—	1
Construction	—	—	—
Consumer loans	10	—	10
Commercial and municipal loans	52	—	52

Total recoveries	351	—	351

Net charge-offs:	(907)	—	(907)

Provision (benefit) for loan loss charged to income:
Conventional	(469)	—	(469)
Commercial real estate	664	—	664
Construction	529	—	529
Consumer loans	39	—	39
Commercial and municipal loans	(317)	—	(317)
Unallocated	254	—	254

Total provision	700	—	700

Ending balance	$9,526	$—	$9,526

(Dollars in thousands)	Nine months ended September 30, 2013
	Originated	Acquired	Total
Balance, beginning of year	$9,909	$—	$9,909

Charge-offs:
Conventional	(588)	—	(588)
Commercial real estate	(475)	(102)	(577)
Construction	—	—	—
Consumer loans	(27)	—	(27)
Commercial and municipal loans	(245)	—	(245)

Total charged-off loans	(1,335)	(102)	(1,437)

Recoveries
Conventional	207	—	207
Commercial real estate	284	—	284
Construction	—	—	—
Consumer loans	4	—	4
Commercial and municipal loans	14	—	14

Total recoveries	509	—	509

Net charge-offs	(826)	(102)	(928)

Provision for loan loss charged to income:
Conventional	744	—	744
Commercial real estate	(470)	—	(470)
Construction	21	—	21
Consumer loans	28	—	28
Commercial and municipal loans	439	—	439
Unallocated	(112)	—	(112)

Total provision	650	—	650

Ending balance	$9,733	$(102)	$9,631

The following is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Beginning balance	$24	$14

Overdraft charge-offs	(107)	(149)
Overdraft recoveries	68	106

Net overdraft charge-offs	(39)	(43)

Provision for overdraft losses	36	44

Ending balance	$21	$15

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2014			December 31, 2013
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,668	49%	59%	$5,314	55%	59%
Commercial	2,333	25%	25%	2,027	21%	25%
Land and construction	882	9%	3%	353	3%	3%
Collateral and consumer loans	43	—	1%	51	1%	1%
Commercial and municipal loans	1,036	11%	12%	1,551	16%	12%
Unallocated	494	5%	—	240	2%	—
Impaired loans	70	1%	—	197	2%	—

Allowance	$9,526	100%	100%	$9,733	100%	100%

Allowance as a percentage of originated loans		0.91%			1.02%
Impaired loans as a percentage of allowance		180.74%			217.35%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Allowance for loan losses	$9,526	$9,733
Overdraft allowance	21	24

Total allowance	$9,547	$9,757

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $30.1 million at September 30, 2014, compared to $30.3 million at December 31, 2013. Other real estate owned (“OREO”) was $137 thousand at September 30, 2014, compared to $1.3 million at December 31, 2013. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Thirteen loans considered to be impaired loans at September 30, 2014 have specific allowances identified and assigned. The 13 loans are secured by real estate, business assets or a combination of both. At September 30, 2014, the allowance included $70 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2013 was $197 thousand.

At September 30, 2014, we had 57 loans totaling $11.4 million considered to be troubled debt restructurings (“TDRs”) as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At September 30, 2014, 48 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 9 were more than 30 days past due at September 30, 2014. The balances of these past due loans were $1.3 million. At December 31, 2013, we had 57 loans totaling $12.5 million considered to be TDRs.

Loans over 90 days past due were $4.0 million at September 30, 2014, compared to $3.9 million at December 31, 2013. Loans 30 to 89 days past due were $4.4 million at September 30, 2014, compared to $5.7 million at December 31, 2013. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.65% at December 31, 2013 to 0.47% at September 30, 2014 and, as a percentage of total loans, decreased from 0.82% at December 31, 2013 to 0.57% at September 30, 2014.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended September 30, 2014, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2014, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans(1)	$6,956	72.86%	0.47%	$9,303	95.35%	0.65%
Other real estate owned and chattel	137	1.44%	0.01%	1,343	13.76%	0.09%

Total non-performing assets	$7,093	74.30%	0.48%	$10,646	109.11%	0.74%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Real estate:
Conventional	$3,590	$3,821
Home equity	187	104
Commercial	2,866	4,512
Construction	—	230
Consumer	—	15
Commercial and municipal	313	621

Total	$6,956	$9,303

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

Goodwill. Goodwill amounted to $45.0 million, or 3.04% of total assets, as of September 30, 2014, compared to $44.6 million, or 3.13% of total assets, as of December 31, 2013.

Other intangible assets. Other intangible assets amounted to $9.7 million, or 0.66% of total assets, as of September 30, 2014, compared to $11.0 million, or 0.77% of total assets, as of December 31, 2013. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $137 thousand, representing one property, at September 30, 2014, compared to $1.3 million, representing seven properties, of OREO and property acquired in settlement of loans at December 31, 2013.

Deposits. Total deposits increased $23.0 million, or 2.12%, to $1.1 billion at September 30, 2014 from $1.1 billion at December 31, 2013. Non-interest bearing deposit accounts increased $4.6 million, or 4.55%, and interest-bearing deposit accounts increased $18.4 million, or 1.86%, over the same period. The balances at September 30, 2014 included $51.0 million of brokered deposits, which is an increase of $30.2 million compared to December 31, 2013. Deposit balances at September 30, 2014 also included $6.5 million of deposits obtained through listing services, which is unchanged compared to December 31, 2013.

Borrowings. We had outstanding balances of $161.0 million in advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2014, an increase of $39.3 million from $121.7 million at December 31, 2013. In addition to advances, we had ten letters of credit totaling $44.2 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase decreased $11.0 million, or 39.57%, to $16.9 million at September 30, 2014 from $27.9 million at December 31, 2013. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

Comparison of the Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited)

Overview. Consolidated net income for the nine months ended September 30, 2014 was $7.2 million, or $0.85 per diluted common share, compared to $6.4 million, or $0.87 per diluted common share, for the same period in 2013, an increase of $770 thousand, or 12.00%. Our net interest margin increased to 3.12% at September 30, 2014 from 2.88% at September 30, 2013, due in part to the higher interest margin from the acquisition of The Randolph National Bank in the fourth quarter of 2013. Our return on average assets and average equity for the nine months ended September 30, 2014 were 0.65% and 6.49%, respectively, compared to 0.68% and 6.69%, respectively, for the same period in 2013. Our return on average assets and average stockholders’ equity for the three months ended September 30, 2014 were 0.72% and 7.37%, respectively, compared to 0.82% and 8.00%, respectively, for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $7.5 million, or 31.23%, to $31.5 million for the nine month period ended September 30, 2014, compared to $24.0 million for the nine month period ended September 30, 2013, reflecting the impact of the increase in interest-earning assets including the assets acquired from The Randolph National Bank in October of 2013 and originated portfolio growth since September 30, 2013.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the nine month periods indicated.

	Nine month period ended September 30,
	2014			2013
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans(2)	$1,192,568	$34,854	3.90%	$931,417	$27,276	3.90%
Investment securities and other	153,626	1,599	1.39%	180,494	1,701	1.26%

Total interest-earning assets	1,346,194	36,453	3.61%	1,111,911	28,977	3.47%

Noninterest-earning assets:
Cash	19,482			22,429
Other noninterest-earning assets (3)	97,974			120,781

Total noninterest-earning assets	117,456			143,210

Total	$1,463,650			$1,255,121

Interest-bearing liabilities:
Savings, NOW and MMAs	$685,687	$592	0.12%	$556,112	$564	0.14%
Time deposits	368,380	2,732	0.99%	336,661	2,499	0.99%
Repurchase agreements	20,651	46	0.29%	19,042	37	0.26%
Subordinated debentures and other borrowed funds	174,486	1,537	1.17%	145,597	1,838	1.68%

Total interest-bearing liabilities	1,249,204	4,907	0.52%	1,057,412	4,938	0.62%

Noninterest-bearing liabilities:
Demand deposits	45,994			29,327
Other	20,701			40,358

Total noninterest-bearing liabilities	66,695			69,685

Stockholders’ equity	147,751			128,024

Total	$1,463,650			$1,255,121

Net interest and dividend income/Net interest rate spread		$31,546	3.09%		$24,039	2.85%

Net interest margin			3.12%			2.88%

Percentage of interest-earning assets to interest-bearing liabilities			107.76%			105.15%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the nine month periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances (in thousands).

	Nine Months Ended September 30, 2014 vs. 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$7,669	$(91)	$7,578
Interest income on investments	(338)	236	(102)

Total interest income	7,331	145	7,476

Interest expense on savings, NOW and MMAs	29	(1)	28
Interest expense on time deposits	234	(1)	233
Interest expense on repurchase agreements	7	2	9
Interest expense on capital securities and other borrowed funds	231	(532)	(301)

Total interest expense	501	(532)	(31)

Net interest income	$6,830	$677	$7,507

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three month periods indicated.

	Three month period ended September 30,
	2014			2013
	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,190,544	$11,869	3.99%	$921,221	$9,071	3.94%
Investment securities and other	162,988	450	1.11%	159,233	517	1.30%

Total interest-earning assets	1,353,532	12,319	3.64%	1,080,454	9,588	3.55%

Noninterest-earning assets:
Cash	11,931			24,788
Other noninterest-earning assets (3)	130,735			152,152

Total noninterest-earning assets	142,666			176,940

Total	$1,496,198			$1,257,394

Interest-bearing liabilities:
Savings, NOW and MMAs	$707,244	$216	0.12%	$579,718	$198	0.14%
Time deposits	372,463	938	1.01%	322,621	759	0.94%
Repurchase agreements	18,032	16	0.35%	21,069	12	0.24%
Subordinated debentures and other borrowed funds	180,250	519	1.15%	132,533	546	1.65%

Total interest-bearing liabilities	1,277,989	1,689	0.53%	1,055,941	1,515	0.57%

Noninterest-bearing liabilities:
Demand deposits	47,809			30,827
Other	23,583			42,005

Total noninterest-bearing liabilities	71,392			72,832

Stockholders’ equity	146,817			128,621

Total	$1,496,198			$1,257,394

Net interest and dividend income/Net interest rate spread		$10,630	3.11%		$8,073	2.98%

Net interest margin			3.14%			2.99%

Percentage of interest-earning assets to interest-bearing liabilities			105.91%			102.32%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Three months ended September 30, 2014 vs. 2013 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$2,684	$114	$2,798
Interest income on investments	74	(141)	(67)

Total interest income	2,758	(27)	2,731

Interest expense on savings, NOW and MMAs	35	(17)	18
Interest expense on time deposits	123	56	179
Interest expense on repurchase agreements	(10)	14	4
Interest expense on capital securities and other borrowed funds	700	(727)	(27)

Total interest expense	848	(674)	174

Net interest income	$1,910	$647	$2,557

Interest and Dividend Income. For the nine months ended September 30, 2014, total interest and dividend income increased $7.5 million, or 25.80%, to $36.5 million, compared to $29.0 million for the same period in 2013. Interest and fees on loans increased $7.6 million, or 27.78%, to $34.9 million for the nine month period ended September 30, 2014, compared to $27.3 million for the same period in 2013 due primarily to increased portfolio balances, including The Randolph National Bank loans acquired in October 2013, offset in part by loans repricing to lower rates. Interest and dividends on investments and other interest decreased $102 thousand, or 6.00%, for the nine month period ended September 30, 2014 compared to the same period in 2013.

Interest Expense. For the nine months ended September 30, 2014, total interest expense decreased $31 thousand, or 0.63%, to $4.9 million, compared to $4.9 million for the same period in 2013. Interest on deposits increased $261 thousand, or 8.52%, due in part to the carrying costs of deposits acquired from The Randolph National Bank and the increase in long-term brokered deposits. Interest on advances and other borrowed money decreased $292 thousand, or 15.57%, to $1.6 million from $1.9 million for the same period in 2013 due in part to maturing higher cost advances which were renewed at lower costs since September 30, 2013.

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $700 thousand for the nine months ended September 30, 2014, compared to $650 thousand for the same period in 2013. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We made $36 thousand in provisions for overdraft losses in the nine months ended September 30, 2014, compared to $44 thousand for the same period in 2013. For additional information on provisions and adequacy, please refer to the section herein on the Allowances for Loan Losses.

Noninterest Income. For the nine months ended September 30, 2014, total noninterest income increased $3.3 million, or 29.30%, to $14.4 million, compared to $11.1 million for the same period in 2013 as discussed below. For the nine month period ended September 30, 2014, the increase in noninterest income primarily consisted of the following:

•	Trust and investment management fee income was $6.2 million for the nine months ended September 30, 2014, compared to $679 thousand for the same period in 2013, representing one month of income following the September 2013 acquisition of Charter Holding. Previous to September 2013, the Bank recognized earnings from its 50% ownership of Charter Holding under equity method accounting.

•	Customer service fees increased $781 thousand, or 20.74%, to $4.5 million from $3.8 million for the nine months ended September 30, 2013. The increase includes increases of $466 thousand related to increased volume of ATM and debit cards and $255 thousand in fees related to overdraft processing.

•	Bank-owned life insurance income increased $23 thousand to $453 thousand from $430 thousand for the nine months ended September 30, 2013.

•	Gain on sales of other real estate and property owned, net of writedowns increased $169 thousand to $194 thousand from $25 thousand for the nine months ended September 30, 2013.

•	Mortgage servicing income, net increased $126 thousand to $149 thousand from $23 thousand for the nine months ended September 30, 2013.

partially offset by:

•	Net gain on sales of loans decreased $1.6 million, or 80.03%, to $411 thousand, compared to $2.1 million for the same period in 2013, representing a decrease of $52.6 million in loans sold into the secondary market, to $27.6 million for the nine months ended September 30, 2014 from $80.2 million for the nine months ended September 30, 2013. This decrease reflects changes in pipelines, market rates and shifts in consumer demand of adjustable rate products that we typically hold in our portfolio.

•	Gain on sales and calls of securities, net decreased $25 thousand, or 3.20%, to $756 thousand for the nine months ended September 30, 2014 from $781 thousand for the nine months ended September 30, 2013. This decrease primarily reflects the gain on the sales of approximately $83.1 million of securities sold and called during the nine months ended September 30, 2014, compared to $112.9 million during the same period in 2013.

•	A non-recurring remeasurement gain of equity interest in Charter Holding of $1.4 million was recorded during the nine months ended September 30, 2013 to adjust the Bank’s investment in Charter Holding from $4.8 million to the market value of $6.2 million derived from the price paid to purchase the remaining 50% ownership of Charter Holding on September 4, 2013. There was no related revenue recorded for the nine months ended September 30, 2014.

•	Income from equity interest in Charter Holding decreased $294 thousand compared to the same period in 2013 due to the acquisition of Charter Holding during the third quarter of 2013. Accordingly, the Bank began recording the entity’s activities as trust income and in related expense categories.

Noninterest Expense. For the nine months ended September 30, 2014, total noninterest expenses increased $9.0 million, or 34.76%, to $34.8 million, compared to $25.8 million for the same period in 2013, as discussed below. For the nine month period ended September 30, 2014, the increase in noninterest expenses primarily consisted of the following:

•	Salaries and employee benefits increased $5.4 million, or 41.54%, to $18.4 million, compared to $13.0 million for the nine months ended September 30, 2013. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $5.2 million, or 35.86%, to $19.7 million for the nine months ended September 30, 2014, compared to $14.7 million for the nine months ended September 30, 2013. Salary expense increased $3.7 million, or 35.59%, reflecting ordinary cost-of-living adjustments and additional staffing primarily related to the acquisition of Charter Holding and Central Financial Corporation, which represented $2.9 million, or 78.38%, of the increase. Additional expenses from the acquisitions include $1.0 million of benefit expenses. The deferral of expenses in conjunction with the origination of loans decreased $217 thousand, or 14.94%, to $1.3 million from $1.5 million for the same period in 2013.

•	Occupancy and equipment increased $1.1 million, or 33.21%, to $4.3 million, compared to $3.2 million for the same period in 2013, which included $933 thousand related to the cost of the additional locations acquired from Charter Holding and Central Financial Corporation.

•	Advertising and promotion increased $187 thousand, or 39.70%, to $658 thousand from $471 thousand for the same period in 2013. This increase related to trust and investment management services expenses incurred of $123 thousand coupled with promotions and media related to our new markets in the greater Randolph area of Vermont and our second location in Nashua, New Hampshire, which opened in December 2013.

•	Depositors’ insurance increased $199 thousand, or 34.67%, to $773 thousand from $574 thousand for the same period in 2013 due primarily to increased aggregate account balances.

•	Outside services increased $935 thousand, or 87.79%, to $2.0 million, compared to $1.1 million for the same period in 2013. This increase includes expenses of $635 thousand related to Charter Holding operations, increases in expenses associated with our core processing system of $131 thousand and fees for account statement printing of $43 thousand.

•	Professional services increased $5 thousand, or 0.50%, to $1.0 million, compared to $1.0 million for the same period in 2013.

•	ATM processing fees increased $184 thousand, or 39.48%, to $650 thousand, compared to $466 thousand for the same period in 2013. This increase is related to the same volume increases discussed under customer service fee income previously in this report.

•	Supplies increased $76 thousand, or 21.71%, to $426 thousand, compared to $350 thousand for the same period in 2013.

•	Telephone expense increased $329 thousand, or 66.60%, to $823 thousand for the nine months ended September 30, 2014 from $494 thousand for the same period in 2013, which includes $152 thousand from the addition of The Randolph National Bank locations and $116 thousand from Charter Holding operations.

•	Amortization of intangible assets increased $693 thousand, or 117.06%, to $1.3 million for the nine months ended September 30, 2014, compared to $592 thousand for the same period in 2013. This increase includes $428 thousand related to the amortization of core deposit intangibles related to Randolph National Bank and $376 thousand related to amortization of customer list intangibles related to Charter Trust Company.

•	Other expenses increased $708 thousand, or 18.54%, to $4.5 million for the nine months ended September 30, 2014, compared to $3.8 million for the same period in 2013. This increase includes an increase of $493 thousand in expenses related to the addition of Charter Holding operations.

partially offset by:

•	Non-deductible acquisition expenses were $801 thousand for the nine months ended September 30, 2013, compared to no related expenses for the same period in 2014. These expenses reflect the legal and investment banking expenses recorded by us related to the acquisition of Central Financial Corporation that are not qualified tax deductions. As a result, the impact of these expenses is an $801 thousand reduction to net income with no offsetting tax benefit.

Comparison of the Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

Noninterest Income. For the three months ended September 30, 2014, total noninterest income increased $305 thousand, or 6.68%, to $4.9 million, compared to $4.6 million for the same period in 2013, as discussed below. For the three month period ended September 30, 2014, the increase in noninterest income primarily consisted of the following:

•	Trust and investment management fee income was $2.0 million for the three months ended September 30, 2014, compared to $679 thousand for the same period in 2013, representing one month of income following the September 2013 acquisition of Charter Holding. Previous to September 2013, the Bank recognized earnings from its 50% ownership of Charter Holding under equity method accounting.

•	Customer service fees increased $256 thousand, or 19.48%, to $1.6 million from $1.3 million for the three months ended September 30, 2014. The increase includes increases of $156 thousand related to increased volume of ATM and debit cards and $92 thousand in fees related to overdraft processing.

•	Gain on sales and calls of securities, net increased $313 thousand to $313 thousand for the three months ended September 30, 2014, compared to no activity during the same period in 2013. This includes a gain of $274 thousand from the exchange of Connecticut River Bancorp (“CORB”) stock following CORB’s acquisition by another institution in August 2014.

partially offset by:

•	Net gain on sales of loans decreased $209 thousand, or 46.44%, to $241 thousand, compared to $450 thousand for the same period in 2013, representing a decrease of $2.0 million in loans sold into the secondary market, to $14.8 million for the three months ended September 30, 2014 from $16.8 million for the three months ended September 30, 2013. This decrease reflects changes in pipelines, market rates and shifts in consumer demand of adjustable rate products that we typically hold in our portfolio.

•	Bank-owned life insurance income decreased $3 thousand to $151 thousand from $154 thousand for the three months ended September 30, 2013.

•	Mortgage servicing income, net decreased $6 thousand to $16 thousand from $22 thousand for the three months ended September 30, 2013.

•	A non-recurring remeasurement gain of equity interest in Charter Holding of $1.4 million was recorded during the three months ended September 30, 2013 to adjust the Bank’s investment in Charter Holding from $4.8 million to the market value of $6.2 million derived from the price paid to purchase the remaining 50% ownership of Charter Holding on September 4, 2013. There was no related revenue recorded for the three months ended September 30, 2014.

•	Income from equity interest in Charter Holding decreased $53 thousand, compared to the same period in 2013 due to the acquisition of Charter Holding during the third quarter of 2013. Accordingly, the Bank began recording the entity’s activities as trust income and in related expense categories.

Noninterest Expense. For the three months ended September 30, 2014, total noninterest expenses increased $1.9 million, or 20.22%, to $11.5 million, compared to $9.5 million for the same period in 2013, as discussed below. For the three month period ended September 30, 2014, the increase in noninterest expenses primarily consisted of the following:

•	Salaries and employee benefits increased $1.7 million, or 37.02%, to $6.3 million, compared to $4.6 million for the three months ended September 30, 2013. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $1.6 million, or 90.62%, from $5.2 million for the three months ended September 30, 2013 to $6.8 million for the three months ended September 30, 2014. Salary expense increased $1.1 million, or 30.95%, reflecting ordinary cost-of-living adjustments and additional staffing primarily related to the acquisition of Charter Holding and Central Financial Corporation, which represented $964 million, or 85.28%, of the increase. The deferral of expenses in conjunction with the origination of loans decreased $92 thousand, or 16.43%, to $468 thousand from $560 thousand for the same period in 2013.

•	Occupancy and equipment increased $211 thousand, or 19.76%, to $1.3 million, compared to $1.1 million for the same period in 2013, which included $276 thousand related to the cost of the additional locations acquired from Charter Holding and Central Financial Corporation.

•	Advertising and promotion increased $63 thousand, or 39.62%, to $222 thousand from $159 thousand for the same period in 2013. This increase related to trust and investment management services expenses incurred of $31 thousand coupled with promotions and media related to our new markets in the greater Randolph area of Vermont and our second location in Nashua, New Hampshire, which opened in December 2013.

•	Depositors’ insurance increased $37 thousand, or 18.97%, to $232 thousand from $195 thousand for the same period in 2013 due primarily to increased aggregate account balances.

•	Outside services increased $242 thousand, or 60.96%, to $639 thousand, compared to $397 thousand for the same period in 2013. This increase includes expenses of $120 thousand related to Charter Holding operations and $67 thousand in associated expenses.

•	ATM processing fees increased $77 thousand, or 50.33%, to $230 thousand, compared to $153 thousand for the same period in 2013. This increase is related to the same volume increases discussed under customer service fee income previously in this report.

•	Supplies increased $28 thousand, or 28.00%, to $128 thousand, compared to $100 thousand for the same period in 2013.

•	Telephone expense increased $98 thousand, or 61.64%, to $257 thousand for the three months ended September 30, 2014 from $159 thousand for the same period in 2013, which includes $43 thousand from the addition of The Randolph National Bank locations and $20 thousand from Charter Holding operations.

•	Amortization of intangible assets increased $204 thousand, or 96.23%, to $416 thousand for the three months ended September 30, 2014, compared to $212 thousand for the same period in 2013. This increase includes $143 thousand related to the amortization of core deposit intangibles related to The Randolph National Bank and $92 thousand related to amortization of customer list intangibles related to Charter Trust Company.

•	Other expenses increased $120 thousand, or 9.04%, to $1.4 million for the three months ended September 30, 2014, compared to $1.3 million for the same period in 2013. This increase includes an increase of $125 thousand in expenses related to the addition of Charter Holding operations.

partially offset by:

•	Professional services decreased $61 thousand, or 17.84%, to $281 thousand, compared to $342 thousand for the same period in 2013, reflecting decreases in legal fees offset by increases in general consulting fees.

•	Non-deductible acquisition expenses were $801 thousand for the three months ended September 30, 2013, compared to no related expenses for the same period in 2014. These expenses reflect the legal and investment banking expenses recorded by us related to the acquisition of Central Financial Corporation that are not qualified tax deductions. As a result, the impact of these expenses is an $801 thousand reduction to net income with no offsetting tax benefit.

Liquidity and Capital Resources

We are required to maintain sufficient liquidity for safe and sound operations. At September 30, 2014, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $54.2 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2014, we had approximately $173.6 in additional borrowing capacity from the FHLB.

At September 30, 2014, stockholders’ equity totaled $153.9 million, compared to $149.3 million at December 31, 2013. This increase reflects net income of $7.2 million, the declaration and payment of $3.2 million in common stock dividends, the declaration of $173 thousand in preferred stock dividends, contributions and reinvestments in the dividend reinvestment program of $117 thousand, vesting of stock awards of $135 thousand, exercise of common stock options of $35 thousand and $591 thousand in other comprehensive income.

At September 30, 2014, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. The repurchase plan permits the repurchase of up to 253,776 shares of our common stock. The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average stockholders’ equity, which are three performance benchmarks against which bank and thrift holding companies are measured. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. During the nine months ended September 30, 2014, no shares were repurchased.

At September 30, 2014, we had unrestricted funds available in the amount of $2.8 million. As of September 30, 2014, our total cash needs for the remainder of 2014 are estimated to be approximately $1.4 million with $1.0 million projected to be used to pay cash dividends on our common stock, $155 thousand to pay interest on our capital securities, $58 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $107 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of the Comptroller of the Currency. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2014, as needed, as long as earnings at the Bank are sufficient to maintain adequate leverage capital.

For the nine months ended September 30, 2014, net cash provided by operating activities decreased $9.6 million to $9.7 million, compared to cash provided of $19.3 million for the same period in 2013. Cash provided by loans sold decreased $52.7 million for the nine months ended September 30, 2014, compared to the same period in 2013. Net gain on sales of loans decreased $1.6 million for the nine months ended September 30, 2014. Net gain on sales and calls of securities decreased $25 thousand for the nine months ended September 30, 2014, compared to the same period in 2013, as a result of $83.9 million of securities sold and called during the nine months ended September 30, 2014, with lower net gains, compared to approximately $113.7 million of securities sold and called during the same period in 2013. The provision for loan losses increased $42 thousand for the nine months ended September 30, 2014, compared to the same period in 2013. The change in accrued interest receivable and other assets increased $1.5 million for the nine months ended September 30, 2014, compared to the same period in 2013. The change in accrued expenses and liabilities increased $514 thousand.

Net cash used in investing activities was $51.3 million for the nine months ended September 30, 2014, compared to cash provided of $447 thousand for the same period in 2013, a change of $51.7 million. The cash provided by net securities activities was $20.5 million for the nine months ended September 30, 2014, compared to cash provided by net securities activities of $54.3 million for the same period in 2013. Cash used to purchase FHLB stock was $1.0 million for the nine months ended September 30, 2014, compared to cash provided by redemption of FHLB stock of $213 thousand for the same period in 2013. Cash used in loan originations and principal collections, net, was $63.7 million for the nine months ended September 30, 2014, an increase of $14.8 million, compared to cash used of $48.9 million for the same period in 2013.

For the nine months ended September 30, 2014, net cash flows provided by financing activities increased $84.8 million to cash provided of $48.0 million, compared to net cash used in financing activities of $36.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we experienced a net increase of $28.4 million in cash provided by deposits and securities sold under agreements to repurchase comparing cash provided of $12.0 million to cash used of $16.4 million for the same period in 2013. For the nine months ended September 30, 2014, we had an increase of $57.3 million of cash provided by FHLB advances and other borrowings comparing cash provided of $39.3 million for the nine months ended September 30, 2014 to cash used of $18.0 million for the same period in 2013.

U.S. Treasury’s Small Business Lending Fund Program

As part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, we issued and sold to the U.S. Treasury 23,000 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, par value $.01 per preferred share, having a liquidation preference of $1,000 per preferred share (the “Series B Preferred Stock”). We used $10.0 million of the proceeds to redeem the Series A Preferred Stock issued under Treasury’s Capital Purchase Program. Of the outstanding 23,000 shares of Series B Preferred Stock, 3,000 shares were issued in exchange for the cancellation of the outstanding shares of The Nashua Bank’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, that was assumed in the merger that was completed on December 21, 2012.

On October 29, 2014, we entered into a Subordinated Note Purchase Agreement with certain accredited investors under which we issued an aggregate of $17.0 million of subordinated notes to the accredited investors. We expect to use a portion of the net proceeds from the sale of the subordinated notes to redeem a portion of our outstanding shares of Series B Preferred Stock.

The initial rate payable on SBLF capital is, at most, 5%, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than 10% pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by our Board of Directors. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Series B Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series B Preferred Stock.

Capital Ratios

Banks are required to maintain tier one leverage capital and total risk based capital ratios of 4.00% and 8.00%, respectively. As of September 30, 2014, the Bank’s ratios were 8.28% and 12.87%, respectively, well in excess of the regulators’ requirements.

Book value per common share was $15.88 at September 30, 2014, compared to $15.37 per common share at December 31, 2013. Tangible book value per common share was $9.24 at September 30, 2014, compared to $8.59 per common share at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure calculated using GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands, except for per share data)	September 30, 2014	December 31, 2013
Stockholders’ equity	$153,944	$149,257
Less goodwill	45,034	44,632
Less other intangible assets	9,735	11,020
Less preferred stock	23,000	23,000

Tangible common equity	$76,175	$70,605

Ending common shares outstanding	8,244,065	8,216,747
Tangible book value per common share	$9.24	$8.59

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

Our one-year cumulative interest rate gap at September 30, 2014 was positive 3.21%, compared to the December 31, 2013, gap of positive 0.58%. With an asset sensitive positive gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Over the next 12 months, $65.3 million more assets are subject to repricing than liabilities.

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

The following table sets forth our EVE at September 30, 2014, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$170,629	$138,306	$138,368	$126,618	$114,381	$102,719	$91,457
Percent of change		0.0%		-8.5%	-17.3%	-25.8%	-33.9%
EVE Ratio:
Ratio	11.55%	9.53%	9.73%	9.15%	8.49%	7.82%	7.13%
Change in basis points		-20		-58	-124	-191	-260

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate, securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. The Company had no derivative fair value hedges or derivative cash flow hedges at September 30, 2014 or December 31, 2013.

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

Item 1A. Risk Factors

There are risks inherent to our business. As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2014.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 25, 2012, and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2009, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2013, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, as amended (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013, and incorporated herein by reference).

4.1	Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form S-4 filed with the Commission on March 1, 1989, and incorporated herein by reference).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.4	Indenture by and between New NHTB, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005 and incorporated herein by reference).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association dated March 30, 2004 (filed as Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 29, 2005, and incorporated herein by reference).

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101 *	Financial statements from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.