Form 10-K
period 2014-12-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2015-03-16
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 7, 2015, there were 8,263,068 shares of the registrant’s common stock issued and outstanding.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $115.2 million based on the closing sale price as reported on The NASDAQ Global Market.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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

ii

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

iii

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

The Bank is a thrift institution established for the purposes of providing the public with a convenient and safe place to invest funds, for the financing of housing, consumer-oriented products and commercial loans, and for providing a variety of other consumer-oriented financial services. The Bank is a full-service community institution promoting the ideals of thrift, security, home ownership and financial independence for its customers. The Bank’s operations are conducted from its home office located in Newport, New Hampshire and its branch offices located in Andover, Bradford, Claremont, Enfield, Grantham, Guild, Hillsboro, Lebanon, Milford, Nashua, Newbury, New London, Peterborough, Sunapee and West Lebanon, New Hampshire, and Brandon, Pittsford, Quechee, Randolph, Rochester, Royalton, Rutland, South Royalton, West Rutland, Williamstown and Woodstock, Vermont.

The Bank has four wholly owned subsidiaries: Charter Holding Corp. (“Charter Holding”), McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”), Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corporation.

Recent Acquisitions

On September 4, 2013, the Bank completed its purchase of all shares of common stock of Charter Holding held by Meredith Village Savings Bank (“MVSB”) for a total purchase price of $6.2 million in cash. Prior to the purchase, each of the Bank and MVSB owned 50% of Charter Holding’s outstanding shares of common stock. Following completion of the transaction, the Bank now owns 100% of the outstanding shares of Charter Holding and its subsidiary, Charter Trust Company (“Charter Trust”).

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

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through McCrillis & Eldredge and brokerage services through Lake Sunapee Financial Services Corporation. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. A summary of the financial results for each of our segments is included in Note 23—Operating Segments in the Notes to our Consolidated Financial Statements included elsewhere within this report.

Employees

At December 31, 2014, we had a total of 322 full-time employees, 40 part-time employees, and 20 per-diem employees. These employees are not represented by collective bargaining agents. We believe that our relationship with our employees is good.

Market Area

Our market area extends from the southern New Hampshire/Massachusetts border-city of Nashua to the north through central and western New Hampshire and central Vermont. It is concentrated in the counties of Hillsborough, Grafton, Merrimack, Sullivan and Cheshire in south, central and western New Hampshire, and the counties of Rutland, Windsor and Orange in central Vermont.

There are several distinct regions within our market area. The first region is centered in Nashua, New Hampshire, the second largest city in the three northern New England states of New Hampshire, Maine and Vermont. Nashua’s downtown is a regional commercial, entertainment and dining destination. The city, bordering Massachusetts to the south, enjoys a vibrant high-tech industry and a robust retail industry due in part to New Hampshire’s absence of a sales tax. The Upper Valley region is located in the west-central area of New Hampshire, and includes the towns of Lebanon, a commerce and manufacturing center, home to Dartmouth-Hitchcock Medical Center, New Hampshire’s only academic medical center, and Hanover, home of Dartmouth College. The Lake Sunapee region is a popular year-round recreation and resort area that includes both Lake Sunapee and Mount Sunapee.

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

Our competition for real estate loans comes from mortgage banking companies, thrift institutions and commercial banks. We compete for loan originations primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers, real estate brokers and builders. Our competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable. We have six loan originators on staff who call on real estate agents, follow leads, and are available seven days a week to service the mortgage loan market.

LENDING ACTIVITIES

Our net loan portfolio was $1.2 billion at December 31, 2014, representing approximately 80% of total assets. As of December 31, 2014, approximately 54% of the mortgage loan portfolio had adjustable rates. As of December 31, 2014, we had sold $411.6 million in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize our interest rate risk, provide liquidity and build a servicing portfolio.

Real Estate Loans

Our loan origination team solicits conventional residential mortgage loans in the local real estate marketplace. Residential borrowers are frequently referred to us by our existing customers or real estate agents. Generally, we make conventional mortgage loans (loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) on one- to four-family owner occupied dwellings. We also make residential loans up to 97% of the appraised value if the top 20% of the loan is covered by private mortgage insurance. Residential mortgage loans typically have terms up to 30 years and are amortized on a monthly basis with principal and interest due each month. Currently, we offer three-year, five-year, seven-year and ten-year adjustable-rate mortgage loans and long-term fixed-rate loans. Borrowers may prepay loans at their option or refinance their loans on terms agreeable to us. Management believes that, due to prepayments in connection with refinancing and sales of property, the average length of our long-term residential loans is approximately seven years.

The terms of conventional residential mortgage loans originated by us contain a “due-on-sale” clause, which permits us to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of mortgage loans in our portfolio.

Commercial real estate loans are solicited by our commercial banking team in our local real estate market. In addition, commercial borrowers are frequently referred to us by our existing customers, local accountants and attorneys. Generally, we make commercial real estate loans up to 75% of value with terms up to 20 years, amortizing the loans on a monthly basis with principal and interest due each month. Debt service coverage (the amount of cash left over after expenses have been paid) required to cover our interest and principal payments generally must equal or exceed 125% of the loan payments.

Real Estate Construction Loans

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

Consumer Loans

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

We provide home equity loans secured by liens on residential real estate located within our market area. These include loans with regularly scheduled principal and interest payments as well as revolving credit agreements. The interest rate on these loans is adjusted monthly and tied to the movement of the prime rate.

Commercial Loans

We offer commercial loans in accordance with regulatory requirements. Under current regulation, our commercial loan portfolio is limited to 20% of total assets.

Municipal Loans

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

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$645,690	53.27%	$602,270	52.82%	$471,449	51.84%
Home equity	69,204	5.71	70,564	6.19	69,291	7.62
Commercial	313,017	25.83	287,813	25.24	234,264	25.76
Construction	36,445	3.01	29,722	2.61	19,412	2.13
Commercial and municipal loans	138,575	11.43	140,071	12.28	107,750	11.85
Consumer loans	9,149	0.75	9,817	0.86	7,304	0.80

Total loans	1,212,080	100.00%	1,140,257	100.00%	909,470	100.00%
Allowance for loan losses	(9,269)		(9,757)		(9,923)
Deferred loan origination costs, net	4,034		3,610		2,689

Loans receivable, net	$1,206,845		$1,134,110		$902,236

	2011		2010
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$397,010	55.04%	$347,606	50.90%
Home equity	71,990	9.98	74,884	10.97
Commercial	148,424	20.58	143,768	21.05
Construction	12,731	1.76	19,210	2.81
Commercial and municipal loans	83,835	11.62	89,361	13.09
Consumer loans	7,343	1.02	8,079	1.18

Total loans	721,333	100.00%	682,908	100.00%
Unamortized adjustment to fair value	1,101		1,202
Allowance for loan losses	(9,131)		(9,864)
Deferred loan origination costs, net	1,649		1,268

Loans receivable, net	$714,952		$675,514

Each loan type represents different levels of general and inherent risk within the loan portfolio. We prepare an analysis of this risk by applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions and portfolio change trends. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $2.7 million, or 29.68% of the total allowance, was allocated to the originated commercial real estate portfolio at December 31, 2014. The originated commercial real estate portfolio represents 22.26% of total originated loans. In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.8 million, or 51.89% of the total allowance, is allocated to the originated residential real estate and originated home equity loan portfolio. The originated residential real estate and home equity loan portfolios represent 61.92% of total originated loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $640 thousand, or 6.92% of the total allowance, is allocated to the originated commercial and municipal loan portfolio. The originated commercial and municipal loan portfolio represents 11.82% of total originated loans. The originated commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan types within the loan portfolio, representing 3.87% of the aggregate six-month average of delinquencies.

The following table sets forth the maturities of the loan portfolio at December 31, 2014 and indicates whether such loans have fixed or adjustable interest rates:

(Dollars in thousands)	One year or less	Over one through five years	Over five years	Total
Maturities
Real Estate Loans with:
Predetermined interest rates	$19,490	$54,355	$352,332	$426,177
Adjustable interest rates	1,558	3,406	633,214	638,178

	21,048	57,761	985,546	1,064,355

Commercial/Municipal Loans with
Predetermined interest rates	16,746	33,216	59,358	109,320
Adjustable interest rates	1,297	2,408	25,550	29,255

	18,043	35,624	84,908	138,575

Collateral/Consumer Loans with
Predetermined interest rates	3,486	4,078	301	7,865
Adjustable interest rates	18	635	632	1,285

	3,504	4,713	933	9,150

Totals (1)	$42,595	$98,098	$1,071,387	$1,212,080

(1)	This table includes $7.3 million of non-performing loans, which are categorized within the respective loan types.

Origination, Purchase and Sale of Loans

Our primary lending activity is the origination of conventional loans (i.e., loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies) secured by first mortgage liens on residential properties, principally single-family residences, substantially all of which are located in the southern and west-central areas of New Hampshire along with Addison, Orange, Rutland and Windsor counties in Vermont.

We evaluate the security for each new loan made. Appraisals, when required, are done by qualified sub-contracted appraisers. The appraisal of the real property, upon which we make a mortgage loan, is of particular significance to us in the event that the loan is foreclosed, since an improper appraisal may contribute to a loss by, or other financial detriment to, us in the disposition of the loan.

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

Federal regulations and our Assets Classification Policy require that we utilize an internal asset classification system as a means of reporting problem assets and potential problem assets. We have incorporated the internal asset classifications of the Office of the Comptroller of the Currency (the “OCC”) as part of our credit monitoring system. We currently classify problem and potential problem assets as substandard, doubtful or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain “some loss” if the deficiency is not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the additional characteristics that the weaknesses present make collection and liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated special mention.

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

We classify assets in accordance with the guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2014 and 2013 were $28.2 million and $30.3 million, respectively. For further discussion regarding non-performing assets, impaired loans and the allowance for loan losses, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

We categorize our securities as held-to-maturity, available-for-sale or held-for-trading according to management intent. Please refer to Note 3 of our Consolidated Financial Statements located elsewhere in this report for certain information regarding amortized costs, fair values and maturities of securities.

The following table sets forth as of December 31, 2014 the maturities and the weighted-average yields of our debt securities, excluding mortgage-backed securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a tax-equivalent basis (in thousands):

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale securities
U.S. Treasury notes	$10,075	$10,075	0.01%
Municipal bonds	934	945	2.80

Total due in less than one year	11,009	11,020	0.25
U.S. Treasury notes	30,437	30,048	0.69
U.S. government-sponsored enterprise bonds	6,998	6,906	1.05
Municipal bonds	4,512	4,509	3.55
Other bonds and debentures	85	97	7.95

Total due after one year through five years	42,032	41,560	1.07

U.S. government-sponsored enterprise bonds	186	188	1.79
Municipal bonds	2,913	2,932	3.89

Total due after five years through ten years	3,099	3,120	2.81

U.S. government-sponsored enterprise bonds	177	171	1.44
Municipal bonds	1,220	1,210	3.79
Other bonds and debentures	29	29	5.13

Total due after ten years	1,426	1,410	3.53

	$57,566	$57,110	1.12%

The amortized cost and approximate fair value for our available-for-sale securities portfolio are summarized as follows (dollars in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale securities	$116,263	$280	$845	$115,698

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale securities	$127,220	$398	$2,380	$125,238

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$51,394	$29	$48	$51,375
Mortgage-backed securities	136,342	1,569	70	137,841
Municipal bonds	22,112	570	—	22,682
Other bonds and debentures	70	—	—	70
Equity securities	490	2	91	401

Total available-for-sale securities	$210,408	$2,170	$209	$212,369

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from within our primary market areas. We use traditional means to advertise our deposit products, including print media. We generally do not solicit deposits from outside our primary market areas, although we may obtain these deposits from time to time as part of liquidity contingency plan testing or wholesale funding strategy. We offer negotiated rates on some of our certificate accounts. At December 31, 2014, time deposits represented approximately 31.5% of total deposits. Time deposits included $141.3 million of certificates of deposit in excess of $100,000.

The following table presents our deposit activity for the years ended December 31:

	2014	2013	2012
	(Dollars in thousands)
Net deposits (withdrawals)	$60,158	$(14,992)	$43,458
Deposits assumed through acquisition	—	149,684	98,479
Interest credited on deposit accounts	4,464	4,059	4,381

Total increase in deposit accounts	$64,622	$138,751	$146,318

At December 31, 2014, we had approximately $141.3 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
3 months or less	$57,090	0.45%
Over 3 through 6 months	27,716	1.20%
Over 6 through 12 months	21,351	0.95%
Over 12 months	35,143	1.45%

Total	$141,300	0.92%

The following table sets forth the distribution of our deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$117,889	10.2%	$101,446	9.3%	$74,133	7.8%
NOW accounts	333,984	29.0	303,054	27.9	248,329	26.2
Money market accounts	103,817	9.0	104,755	9.6	82,608	8.7
Regular savings accounts	20,198	1.8	22,020	2.0	10,112	1.1
Treasury savings accounts	213,348	18.5	195,887	18.0	180,253	18.9
Club deposits	151	—	193	—	102	—

Total	789,387	68.5	727,355	66.8	595,537	62.7

Time deposits
Less than 12 months	235,195	20.4	238,004	21.9	210,349	22.2
Over 12 through 36 months	91,551	7.9	100,394	9.2	96,316	10.1
Over 36 months	36,581	3.2	22,339	2.1	47,139	5.0

Total time deposits	363,327	31.5	360,737	33.2	353,804	37.3

Total Deposits	$1,152,714	100.0%	$1,088,092	100.0%	$949,341	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
NOW	$362,474	0.01%	$306,737	0.05%	$270,574	0.09%
Savings deposits	227,152	0.11	190,707	0.05	151,238	0.18
Money market deposits	101,094	0.31	81,682	0.21	40,872	0.34
Time deposits	366,200	0.99	338,920	1.04	332,545	1.13
Demand deposits	49,228	—	26,647	—	29,657	—

Total Deposits	$1,106,148		$944,693		$824,886

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2014	2013	2012
	(Dollars in thousands)
0.00% – 0.99%	$238,696	$219,507	$197,076
1.00% – 1.99%	73,378	85,688	96,845
2.00% – 2.99%	25,137	27,656	30,879
3.00% – 3.99%	26,116	27,886	28,752
4.00% – 4.99%	—	—	252
5.00% – 5.99%	—	—	—

Total	$363,327	$360,737	$353,804

Borrowings

We utilize advances from the FHLBB as a funding source alternative to retail deposits. By utilizing FHLBB advances, we can meet our liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by us and secondarily by our investment in capital stock of the FHLBB. The maximum amount that the FHLBB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLBB. At December 31, 2014, we had outstanding advances of $141.0 million from the FHLBB compared to advances outstanding of $121.7 million from the FHLBB at December 31, 2013.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of our Consolidated Financial Statements included elsewhere in this report for the years indicated:

	2014	2013	2012
	(Dollars in thousands)
Balance at year end	$70,000	$15,000	$30,500
Average amount outstanding	81,000	20,573	26,745
Maximum amount outstanding at any month-end	120,000	65,000	35,000
Average interest rate for the year	0.23%	0.29%	0.27%
Weighted average interest rate on year-end balance	0.33%	0.28%	0.32%

SUBSIDIARY ACTIVITIES

Service Corporations

The Bank has expanded service corporation authority because of its conversion from a state-chartered mutual savings bank to a federal institution in 1980. This authority, grandfathered in that conversion, permits the Bank to invest 15% of its deposits, plus an amount of approximately $825,000, in service corporation activities permitted by New Hampshire law. However, the first 3% of these activities is subject to federal regulation and the remainder is subject to state law. This permits a 3% investment in activities not permitted by state law.

As of December 31, 2014, the Bank owned two service corporations: the Lake Sunapee Group, Inc. and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

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

The following references to the laws and regulations under which the Company and the Bank are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OCC, Federal Reserve and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws by Congress or regulations or policies by the FDIC, the Federal Reserve, the OCC, the SEC or the Consumer Financial Protection Bureau (“CFPB”), could have a material adverse impact on the Company and the Bank, and their operations and stockholders.

Recent Regulatory Reforms

The past four years have resulted in a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Wall Street Reform and Consumer Protection

Act (the “Dodd-Frank Act”) enacted on July 21, 2010. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial company, including bank holding companies and banks such as the Company and the Bank. Certain provisions of the Dodd-Frank Act applicable to the Company and the Bank are discussed herein.

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

In December 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities, such as the Company, to engage in proprietary trading or to own, sponsor or have certain relationships with hedge funds or private equity funds—so-called “Covered Funds.” The final rule definition of Covered Fund includes certain investments such as collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2015, however the Federal Reserve has granted extensions to the conformance period under certain circumstances for investments in Covered Funds (as defined under the Volcker Rule).

Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal banking agencies. It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on us, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

Capital. Prior to the enactment of Dodd-Frank, savings and loan holding companies were not subject to regulatory capital requirements. Pursuant to Dodd-Frank, the Company, as a savings and loan holding company, will be subject to the New Capital Rules.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in stockholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in a holding company’s Tier 1 capital. However, depository institution holding companies with total consolidated assets of less than $15 billion as of year-end 2009 are permitted to continue to count as Tier 1 capital trust preferred securities issued before May 19, 2010.

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

Control. The Home Owners’ Loan Act (“HOLA”) and the Federal Reserve’s implementing regulations prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution without prior Federal Reserve approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, through mergers, consolidation or purchase of assets, another insured depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution or company without prior Federal Reserve approval.

Activity Restrictions. Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the qualified thrift lender (“QTL”) test.

Incentive Compensation. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In April 2011, the Federal Reserve, along with other federal banking agencies, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012 Annual Meeting of Stockholders, the Company’s stockholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of the named executive officers of the Company annually. In light of the results, the Board of Directors determined to hold the vote annually.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

QTL Test. Under federal law, the Bank must comply with the QTL test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. The Bank met the QTL test at December 31, 2014, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a bank charter.

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

At December 31, 2014, the Bank met each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OCC regulatory capital requirements at December 31, 2014:

	Bank	Capital Requirements	Excess Capital
	($ in thousands)
Tangible capital	$122,161	$21,726	$100,435
Core capital	122,161	57,937	64,224
Risk-based capital	131,597	79,283	52,314

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

The PCA statute and regulations provide for progressively more stringent supervisory measures as a savings association’s capital category declines. At December 31, 2014, the Bank met the criteria for being considered “well capitalized.”

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

In addition, Section 10(f) of the HOLA requires a subsidiary savings association of a savings and loan holding company, such as Bank, to file a notice with and receive the nonobjection of the Federal Reserve prior to declaring certain types of dividends. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from the Bank.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The final rule changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent at the end of any year but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the third quarter of 2014, due December 30, 2014, was 0.0060% of insured deposits. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF.

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

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks (“FHLB”) comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2014 of $10.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations required for 2014 that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $13.3 million, which are exempt. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.27 million plus 10% of the amount over $89.0 million. These tiered reserve requirements are subject to adjustment annually by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in the form of a deposit with a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OCC. FHLB System members are also authorized to borrow from the Federal Reserve discount window, subject to applicable restrictions.

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

Regulations Applicable to the Company and the Bank

Financial Privacy Laws. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of insured depository institutions and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

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

Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products, and/or limit pricing able to be charged on certain banking services, among other things. Additionally, the Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. We cannot be certain when final rules affecting us will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to us became effective January 1, 2015. Compliance with these rules will impose additional costs.

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

Under the terms of the Series B Preferred Stock, we may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the 10th anniversary, by 10% for each one percent increase in small business lending that qualifies over the baseline level.

As of December 31, 2014, we had $8 million of Series B Preferred Stock outstanding under the SBLF program.

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

A breach of information security, including as a result of cyber attacks, could disrupt our business and impact our earnings.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures. If information security is breached or difficulties or failures occur, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, we are subject to Delaware law, which among other things prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by our Board of Directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2014, we had 43 offices located in New Hampshire and Vermont as set forth in the following table. Lease expiration dates range from 1 to 10 years with renewal options of 1 to 10 years. We believe that our existing facilities are sufficient for our current needs.

Location	Leased	Owned	Total
New Hampshire:
1. Andover	1	—	1
2. Bradford	—	1	1
3. Claremont	1	—	1
4. Concord	—	1	1
5. Enfield	1	—	1
6. Grantham	—	1	1
7. Hanover (1)	1	—	1
8. Hillsboro	—	1	1
9. Lebanon	1	2	3
10. Meredith	1	—	1
11. Milford	—	1	1
12. New London (1) (2)	—	3	3
13. Newbury	1	—	1
14. Newport (3)	—	3	3
15. Peterborough (1)	1	—	1
16. Rochester	1	—	1
17. Sunapee	—	1	1
18. West Lebanon	1	—	1
19. Nashua (1)	1	1	2
Vermont:
1. Brandon (2)	1	2	3
2. Pittsford	—	1	1
3. Quechee	1	—	1
4. Randolph	2	1	3
5. Rochester (1)	—	1	1
6. Royalton	—	1	1
7. Rutland	—	1	1
8. South Royalton	1	—	1
9. West Rutland	—	1	1
10. Williamstown	—	1	1
11. Woodstock	—	2	2

Total Offices	16	26	42

(1)	Includes Charter Trust Company.
(2)	Includes McCrillis & Eldredge Insurance, Inc.
(3)	Includes Lake Sunapee Group, Inc. and Lake Sunapee Financial Services Corp., which are headquartered in Newport, New Hampshire and have no other offices, and McCrillis & Eldredge, which is headquartered in Newport, New Hampshire.

Item 3.	Legal Proceedings

There is no material litigation pending in which we or any of our subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “NHTB.” The following table shows the high and low sales prices as reported on The NASDAQ Global Market during the periods indicated, as well as any dividends declared on our common stock. As of March 1, 2015, we had approximately 932 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or street name through various brokerage firms.

	Period	High	Low	Dividend Declared
2014	First Quarter	$15.39	$14.15	$0.13
	Second Quarter	$15.41	$14.05	$0.13
	Third Quarter	$15.58	$14.50	$0.13
	Fourth Quarter	$16.12	$14.24	$0.13
2013	First Quarter	$13.70	$12.70	$0.13
	Second Quarter	$14.58	$12.50	$0.13
	Third Quarter	$15.51	$13.08	$0.13
	Fourth Quarter	$15.30	$13.46	$0.13

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. At December 31, 2014, 148,088 shares remained to be repurchased under the plan. During 2014, no shares were repurchased pursuant to the program.

Performance Graph

The following graph compares our total cumulative stockholder return by an investor who invested $100.00 on December 31, 2009 to December 31, 2014 to the total return by an investor who invested $100.00 in each of the S&P 500 index and the SNL U.S. Thrift NASDAQ index for the same period.

		Period Ending December 31,
Index	2009	2010	2011	2012	2013	2014
New Hampshire Thrift Bancshares, Inc.	100.00	135.89	127.32	149.12	185.98	197.17
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL U.S. Thrift NASDAQ	100.00	98.90	88.32	105.40	133.65	148.02

Item 6.	Selected Financial Data

The summary information presented below at or for each of the years presented is derived in part from our Consolidated Financial Statements. The following information is only a summary, and you should read it in conjunction with our Consolidated Financial Statements and notes beginning on page F-1.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,503,786	$1,423,870	$1,270,477	$1,041,819	$995,054
Loans receivable, net	1,206,845	1,134,110	902,236	714,952	675,514
Deposits	1,152,714	1,088,092	949,341	803,023	778,219
Federal Home Loan Bank advances	140,992	121,734	142,730	80,967	75,959
Subordinated debentures	37,620	20,620	20,620	20,620	20,620
Total stockholders’ equity	139,836	149,257	129,494	108,660	92,391
Allowance for loan losses	9,269	9,757	9,923	9,131	9,864
Non-performing loans	7,327	9,303	17,001	16,616	10,420

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$48,728	$40,276	$36,421	$37,188	$38,656
Total interest expense	6,799	6,497	7,399	8,689	9,744

Net interest and dividend income	41,929	33,779	29,022	28,499	28,912
Provision for loan losses	905	962	2,705	1,351	2,182
Net interest and dividend income after provision for loan losses	41,024	32,817	26,317	27,148	26,730
Total noninterest income	19,226	15,715	14,551	10,458	10,274
Total noninterest expense	46,646	36,991	29,425	27,126	25,513

Income before provision for income taxes	13,604	11,541	11,443	10,480	11,491
Provision for income taxes	3,564	3,127	3,684	2,811	3,544

Net income	$10,040	$8,414	$7,759	$7,669	$7,947

Earnings per common share	$1.19	$1.11	$1.20	$1.20	$1.29
Earnings per common share, assuming dilution	$1.19	$1.11	$1.20	$1.20	$1.29
Dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52

	For the years ended December 31,
	2014	2013	2012	2011	2010
Selected financial ratios and other data (1):
Return on average assets	0.68%	0.66%	0.69%	0.74%	0.79%
Return on average common equity	8.07	6.98	6.99	7.96	8.71
Average equity to average assets	8.44	9.51	8.13	7.27	8.11
Interest rate spread	3.03	2.94	2.81	3.01	3.18
Net interest margin	3.08	2.97	2.85	3.05	3.23
Average interest-bearing assets to average interest-earning liabilities	108.75	105.01	105.74	104.57	105.05
Total noninterest expense to average assets	3.17	2.90	2.63	2.61	2.55
Efficiency ratio (2)	73.51	72.72	66.55	68.54	63.90
Dividend payout ratio	43.70	46.85	43.33	43.33	40.31

	For the years ended December 31,
	2014	2013	2012	2011	2010
Regulatory Capital Ratios:
Total risk-based capital	13.28	12.89	14.66	15.01	12.67
Tier 1 risk-based capital	12.33	11.83	13.47	14.35	12.04
Tier 1 leverage capital	8.43	8.29	8.82	9.58	8.28
Asset Quality Ratios:
Non-performing loans to total loans	0.49	0.65	1.34	1.59	1.05
Non-performing assets to total assets	0.60	0.82	1.86	2.29	1.52
Allowance for loan losses to total loans (3)	0.87	1.02	1.09	1.26	1.44
Non-performing loans to total allowance	174.27	217.35	172.73	182.34	101.86
Number of:
Banking offices	42	44	30	30	28
Full-time equivalent employees	351	360	278	234	231

(1)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios
(2)	The efficiency ratio represents the ratio of operating expenses less intangible amortization divided by the sum of net interest and dividend income and non-interest income.
(3)	GAAP requires that loans acquired in a business combination be recorded at fair value, whereas originated loans are recorded at cost. The fair value of loans acquired includes expected loan losses and there is no allowance for loan losses recorded for these loans at the time of acquisition. Accordingly, the ratio of allowance for loan losses to total loans is not directly comparable from year to year due to acquisition activity in 2012 and 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from the Bank. The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings. The following information should be considered in connection with our results for the fiscal year ended December 31, 2014:

•	net income available to common stockholders increased 21.14% compared to 2013;

•	return on average common equity of 8.07% and return on average assets of 0.68%;

•	book value per common share increased 3.90% to $15.97 as of December 31, 2014;

•	loans increased $72.7 million, or 6.41%, to $1.2 billion as of December 31, 2014;

•	net loan charge-offs were $1.4 million, or 0.11%, of average loans for the year ended December 31, 2014;

•	deposits increased $64.6 million, or 5.94%, to $1.2 billion;

•	net interest margin increased to 3.08% in 2014 from 2.97% in 2013; and

•	noninterest income increased 22.34% to $19.2 million in 2014.

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

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through McCrillis & Eldredge and brokerage services through Lake Sunapee Financial Services Corporation. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. A summary of the financial results for each of our segments is included in Note 23—Operating Segments in the Notes to our Consolidated Financial Statements located elsewhere within this report.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities and the resultant costs:

Years ended December 31,	2014			2013			2012
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,201,839	$46,647	3.88%	$956,796	$38,034	3.98%	$800,290	$32,542	4.07%
Investment securities and other	161,233	2,081	1.29%	182,358	2,242	1.23%	217,390	3,879	1.78%

Total interest-earning assets	1,363,072	48,728	3.57%	1,139,154	40,276	3.54%	1,017,680	36,421	3.58%

Noninterest-earning assets:
Cash	11,928			21,350			19,751
Other noninterest-earning assets (3)	98,434			106,722			81,775

Total noninterest-earning assets	110,362			128,072			101,526

Total	$1,473,434			$1,267,226			$1,119,206

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$690,720	$829	0.12%	$579,126	$386	0.07%	$462,684	$619	0.13%
Time deposits	366,200	3,635	0.99%	338,920	3,669	1.08%	332,545	3,762	1.13%
Repurchase agreements	20,005	63	0.31%	20,050	52	0.25%	16,449	47	0.29%
Capital securities and other borrowed funds	176,506	2,272	1.29%	146,663	2,390	1.63%	150,750	2,971	1.97%

Total interest-bearing liabilities	1,253,431	6,799	0.54%	1,084,759	6,497	0.60%	962,428	7,399	0.77%

Noninterest-bearing liabilities:
Demand deposits	49,228			26,647			29,657
Other	23,436			12,313			16,086

Total noninterest-bearing liabilities	72,664			38,960			45,743

Stockholders’ equity	147,339			143,507			111,035

Total	$1,473,434			$1,267,226			$1,119,206

Net interest income/Net interest rate spread		$41,929	3.03%		$33,779	2.94%		$29,022	2.81%

Net interest margin			3.08%			2.97%			2.85%

Percentage of interest-earning assets to interest-bearing liabilities			108.75%			105.01%			105.74%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2014 vs. 2013 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$8,853	$(240)	$8,613
Interest income on investments	(231)	70	(161)

Total interest income	8,622	(170)	8,452

Interest expense on savings, NOW and MMAs	453	(10)	443
Interest expense on time deposits	(31)	(3)	(34)
Interest expense on repurchase agreements	(1)	12	11
Interest expense on capital securities and other borrowings	253	(371)	(118)

Total interest expense	674	(372)	302

Net interest income	$7,948	$202	$8,150

	Year ended December 31, 2013 vs. 2012 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$6,203	$(711)	$5,492
Interest income on investments	(559)	(1,078)	(1,637)

Total interest income	5,644	(1,789)	3,855

Interest expense on savings, NOW and MMAs	234	(467)	(233)
Interest expense on time deposits	75	(168)	(93)
Interest expense on repurchase agreements	9	(4)	5
Interest expense on capital securities and other borrowings	(79)	(502)	(581)

Total interest expense	239	(1,141)	(902)

Net interest income	$5,405	$(648)	$4,757

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread and the net interest rate margin:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Yield on loans	3.88%	3.98%	4.07%	4.42%	4.87%
Yield on investment securities	1.29%	1.23%	1.78%	2.54%	2.80%
Combined yield on loans and investments	3.57%	3.54%	3.58%	3.98%	4.32%
Cost of deposits, including repurchase agreements	0.42%	0.44%	0.55%	0.75%	0.93%
other borrowed funds	1.29%	1.63%	1.97%	2.40%	2.33%
Combined cost of deposits and borrowings	0.54%	0.60%	0.77%	0.97%	1.14%
Interest rate spread	3.03%	2.94%	2.81%	3.01%	3.18%
Net interest margin	3.08%	2.97%	2.85%	3.05%	3.23%

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $79.9 million, or 5.61%, to $1.5 billion at December 31, 2014 from $1.4 billion at December 31, 2013. Cash and cash equivalents increased $17.5 million to $51.1 million at December 31, 2014 from $33.6 million at December 31, 2013.

Total net loans receivable excluding loans held-for-sale increased $72.7 million, or 6.41%, to $1.2 billion at December 31, 2014, compared to $1.1 billion at December 31, 2013. Our conventional real estate loan portfolio increased $43.4 million, or 7.21%, to $645.7 million at December 31, 2014 from $602.3 million at December 31, 2013. The outstanding balances on home equity loans and lines of credit decreased $1.4 million to $69.2 million over the same period. Construction loans increased $6.7 million, or 22.62%, to $36.4 million. Commercial real estate loans increased $25.2 million, or 8.76%, over the same period to $313.0 million. Consumer loans decreased $667 thousand, or 6.79%, to $9.2 million, and commercial and municipal loans decreased $1.5 million, or 1.07%, to $138.6 million. Sold loans serviced by us, not including participations, totaled $411.6 million at December 31, 2014, a decrease of $5.7 million, or 1.36%, compared to $417.3 million at December 31, 2013. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell conventional real estate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2014, adjustable-rate mortgages comprised approximately 59.96% of our real estate mortgage loan portfolio, which is consistent with prior years. Impaired loans and non-performing assets were 1.09% of total assets and 1.54% of total loans originated at December 31, 2014, compared to 1.58% and 2.36%, respectively, at December 31, 2013.

The fair value of investment securities available-for-sale decreased $9.6 million, or 7.62%, to $115.7 million at December 31, 2014, from $125.2 million at December 31, 2013. We realized $950 thousand in the gains on the sales and calls of securities during 2014, compared to $964 thousand in gains on the sales and calls of securities recorded during 2013. At December 31, 2014, our investment portfolio had a net unrealized holding loss of $565 thousand, compared to a net unrealized holding loss of $2.0 million at December 31, 2013. The investments in our investment portfolio that are temporarily impaired as of December 31, 2014, consist primarily of bonds issued by the Treasury, U.S. government sponsored enterprises and agencies, mortgage-backed securities, and municipal bonds. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As management has the ability and intent to hold debt securities until maturity and equity securities for the foreseeable future, no declines are deemed to be other than temporary.

OREO and property acquired in settlement of loans was $251 thousand at December 31, 2014, representing one property located in New Hampshire and one property located in Vermont, compared to $1.3 million at December 31, 2013 representing two properties located in New Hampshire and seven properties located in Vermont. During 2014, we acquired six properties and sold eleven properties recognizing net gains on sales of OREO of $185 thousand on proceeds of $2.1 million.

Goodwill decreased $56 thousand, or 0.13%, to $44.6 million at December 31, 2014, compared to $44.6 million at December 31, 2013. The change in goodwill represents net post-closing adjustments of $56 thousand related to the 2013 acquisitions of CFC and Charter Holding. An independent third-party analysis of goodwill indicated no impairment at December 31, 2014.

Intangible assets decreased $1.7 million to $9.3 million at December 31, 2014, compared to $11.0 million at December 31, 2013. Intangible assets include core deposit intangibles of $5.6 million and customer list intangibles of $3.7 million. We amortized $1.1 million of core deposit intangibles during 2014 utilizing the sum-of-the-years-digits method over 12 years, on average. We amortized $560 thousand of customer list intangibles during 2014 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicated no impairment at December 31, 2014.

Total deposits increased $64.6 million, or 5.94%, to $1.2 billion at December 31, 2014 from $1.1 billion at December 31, 2013. Total brokered deposits of $51.1 million represent 4.43% of total deposits.

Advances from the FHLBB increased $19.3 million, or 15.82%, to $141.0 million from $121.7 million at December 31, 2013. The weighted average interest rate for the outstanding FHLBB advances was 0.90% at December 31, 2014 compared to 1.15% at December 31, 2013. At December 31, 2014, the Company had $44.2 million of stand-by letters of credit issued by FHLB to secure customer deposits.

Securities sold under agreements to repurchase decreased $11.1 million, or 39.91%, to $16.8 million at December 31, 2014, from $27.9 million at December 31, 2013.

Comparison of Operating Results for Years Ended December 31, 2014 and 2013

General

We earned $10.0 million, or $1.19 per common share, assuming dilution, for the year ended December 31, 2014, compared to $8.4 million, or $1.11 per common share, assuming dilution, for the year ended December 31, 2013.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2014 increased $8.2 million, or 24.13%, to $41.9 million. The increase was a combination of an increase of $8.0 million due to volume and an increase of $202 thousand related to rate adjustments. Total interest and dividend income increased $8.5 million, or 20.98%, to $48.7 million, and the yield on interest-earning assets increased to 3.57% for the year ended December 31, 2014 from 3.54% for the same period in 2013. Interest and fees on loans increased $8.6 million, or 22.65%, to $46.6 million in 2014, due to an increase in average balances of $245.0 million offset by a decrease in the average yield on loans to 3.88% from 3.98%.

Interest on taxable investments increased $29 thousand, or 2.18%, to $1.4 million in 2014 compared to $1.3 million in 2013. Dividends increased $113 thousand to $165 thousand. Interest on other investments decreased $303 thousand to $554 thousand. The yield on our investment portfolio increased to 1.29% for the year ended December 31, 2014 compared to 1.23% for the same period in 2013.

Total interest expense increased $302 thousand, or 4.65%, to $6.8 million for the year ended December 31, 2014. The increase was primarily driven by an increase of $168.7 million in average interest-bearing liabilities offset in part by a decrease in the combined cost of funds on deposits and borrowings to 0.54% for the year ended December 31, 2014 from 0.60% for the year ended December 31, 2014. For the year ended December 31, 2014, interest on deposits increased $409 thousand, or 10.09%, to $4.5 million as average interest-bearing deposits increased $138.9 million and the cost of deposits decreased to 0.42% from 0.44% compared to the same period in 2013. Interest on FHLBB advances and other borrowed money decreased $168 thousand, or 10.60%, for the year ended December 31, 2014, to $1.4 million compared to the same period in 2013 as the average FHLBB advances outstanding rate decreased in 2014 compared to 2013 while average balances outstanding increased. Interest on debentures increased $49 thousand, or 6.08%, for the year ended December 31, 2014 representing a decrease of $162 thousand of Trust II & Trust III interest expense offset by the addition of $211 thousand of interest expense on the Subordinated Debenture issued in October 2014.

For the year ended December 31, 2014, our combined cost of funds decreased to 0.54% as compared to 0.60% for 2013, due primarily to the downward repricing of maturing advances combined with increases in lower-costing checking accounts.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, increased to 3.03% in 2014 from 2.94% in 2013. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, increased to 3.08% during 2014, from 2.97% during 2013.

For additional information relating to our net interest and dividend income, please review the section entitled “Average Balance Sheet and Analysis of Net Interest and Dividend Income” above.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35, “Receivables-Overall Subsequent-Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as most residential mortgage, home equity, or installment loans that are collectively evaluated for impairment. Please refer to Note 4 to our Consolidated Financial Statements located elsewhere in this report for information regarding impaired loans.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit, and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2014, was $9.2 million compared to $9.7 million at December 31, 2013. At $9.2 million, the allowance for loan losses represents 0.76% of total loans held, down from 0.85% at December 31, 2013. Total impaired loans and non-performing assets at December 31, 2014, were $16.4 million, representing 176.98% of the allowance for loan losses. Modestly improving economic and market conditions coupled with internal risk rating changes offset by portfolio growth resulted in us adding $850 thousand to the allowance for loan and lease losses during 2014 compared to $888 million in 2013. The provisions during the year ended December 31, 2014, have been offset by loan charge-offs of $1.7 million and recoveries of $389 thousand during the same period. Modestly improving economic conditions and decreases in delinquencies and charge-offs, resulted in our decision to decrease the provision for loan losses during 2014 compared to 2013. The provisions made in 2014 reflect loan loss experience in 2014 and changes in economic conditions that decreased the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2015 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged off when the balance has remained negative for 60 consecutive days. At December 31, 2014, the overdraft allowance was $20 thousand compared to $24 thousand at year-end 2013. Provisions for overdraft losses were $55 thousand during the 12-month period ended December 31, 2014, compared to $74 thousand for the same period during 2013. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1.7 million during the year ended December 31, 2014 compared to $1.8 million for the same period in 2013. Recoveries (excluding the overdraft program) were $389 thousand during the year ended December 31, 2014, compared to $712 thousand for the same period in 2013. This activity resulted in net charge-offs of $1.3 million for the year ended December 31, 2014, compared to $1.1 million for the same period in 2013. One-to-four family residential mortgages, commercial real estate mortgages, commercial loans, and consumer loans accounted for 40%, 31%, 25%, and 4%, respectively, of the amounts charged off during the year ended December 31, 2014.

The following is a summary of activity in the allowance for loan losses account (excluding the overdraft program) for the years ended December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$9,733	$9,909	$9,113	$9,841	$9,494

Charge-offs:
Residential real estate	681	851	1,239	1,187	999
Commercial real estate	533	593	474	548	324
Construction	—	—	138	303	45
Consumer loans	64	30	20	38	46
Commercial loans	445	302	438	147	213
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total charged-off loans	1,723	1,776	2,309	2,223	1,627

Recoveries:
Residential real estate	314	268	167	132	9
Commercial real estate	1	284	56	—	—
Construction	—	—	68	—	—
Consumer loans	17	6	22	2	14
Commercial loans	57	154	142	61	26
Acquired loans (discounts to related credit quality)	—	—	—	—	—

Total recoveries	389	712	455	195	49

Net charge-offs	1,334	1,064	1,854	2,028	1,578
Allowance from acquisitions	—	—	—	—	—
Transfer to off-balance sheet reserve	—	—	—	—	(175)
Provision for loan loss charged to income	850	888	2,650	1,300	2,100

Balance, end of year	$9,249	$9,733	$9,909	$9,113	$9,841

Ratio of net charge-offs to average loans	0.11%	0.11%	0.23%	0.28%	0.25%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Beginning balance	$24	$14	$18	$23	$25

Overdraft charge-offs	155	200	200	226	251
Overdraft recoveries	96	136	141	170	167

Net overdraft losses	59	64	59	56	84

Provisions for overdrafts	55	74	55	51	82

Ending balance	$20	$24	$14	$18	$23

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31:

(Dollars in thousands)	2014			2013			2012
Real estate loans -
Residential, 1-4 family and home equity loans	$4,713	51%	58%	$5,314	55%	59%	$4,774	48%	66%
Commercial	2,707	29%	26%	2,027	21%	25%	3,378	34%	20%
Construction	991	11%	3%	353	3%	3%	208	2%	2%
Collateral and consumer loans	66	—	1%	51	1%	1%	44	1%	1%
Commercial and municipal loans	635	7%	12%	1,551	16%	12%	918	9%	11%
Impaired loans	67	1%	—	197	2%	—	361	4%	—
Acquired loans (discounts to related credit quality)	—	—	—	—	—	—	—	—	—
Unallocated	70	1%	—	240	2%	—	226	2%	—

Allowance	$9,249	100%	100%	$9,733	100%	100%	$9,909	100%	100%

Allowance as a percentage of total originated loans		0.87%			1.02%			1.09%

Non-performing loans as a percentage of allowance		174.27%			217.35%			172.73%

	2011			2010
Real estate loans -
Residential, 1-4 family and home equity loans	$4,870	53%	66%	$4,029	41%	66%
Commercial	2,813	31%	19%	2,683	27%	19%
Construction	222	2%	2%	575	6%	3%
Collateral and consumer loans	40	1%	1%	70	1%	1%
Commercial and municipal loans	721	8%	12%	2,004	20%	11%
Impaired loans	308	3%	—	480	5%	—
Unallocated	139	2%	—	—	—	—

Allowance	$9,113	100%	100%	$9,841	100%	100%

Allowance as a percentage of total loans		1.26%			1.44%

Non-performing loans as a percentage of allowance		182.34%			101.86%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $28.2 million at December 31, 2014, compared to $30.3 million at December 31, 2013. The decrease comes primarily from a decrease of $5.0 million of the net carrying value of loans identified as impaired at December 31, 2014. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $251 thousand of OREO at December 31, 2014, representing one residential property and one commercial property acquired during the year ended December 31, 2014, compared to $1.3 million at December 31, 2013, representing six residential properties and one commercial property acquired during the year ended December 31, 2013. During the year ended December 31, 2014, we sold eleven properties, seven of which were classified as OREO at December 31, 2013, while the other four were acquired during 2014. Losses were incurred in the acquisition and liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Six loans considered impaired at December 31, 2014 had specific reserves identified and assigned. The six loans are secured by real estate, business assets or a combination of both. At December 31, 2014, the allowance included $67 thousand allocated to impaired loans compared to $197 thousand at December 31, 2013.

Loans over 90 days past due were $3.3 million at December 31, 2014, compared to $3.9 million at December 31, 2013. Loans 30 to 89 days past due were $9.6 million at December 31, 2014, compared to $5.7 million at December 31, 2013. The level of loan losses and loan delinquencies, combined with moderately improving economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. We anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans decreased from 0.65% at December 31, 2013 to 0.49% at December 31, 2014, and as a percentage of total originated loans, decreased from 0.98% at the end of 2013 to 0.69% at the end of 2014.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2014, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2014, we had 59 loans with net carrying values of $11.0 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2014, the majority of troubled debt restructurings were performing under contractual terms and are included in impaired loans. Of the 59 loans classified as troubled debt restructured, 15 were 30 days or more past due at December 31, 2014. The balances of these loans were $2.3 million, and the loans have no assigned specific allowance. Forty-three loans were considered troubled debt restructured at both December 31, 2014 and 2013. These 43 loans include 10 commercial real estate loans totaling $4.6 million, 25 residential loans totaling $3.4 million, 3 construction loans totaling $1.1 million and 5 commercial loans for $430 thousand. These loans, independently measured for impairment, carry a combined specific allowance of $53 thousand. At December 31, 2013, we had 57 loans with net carrying values of $12.5 million considered to be troubled debt restructurings.

Non-performing loans include loans which are on nonaccrual. Troubled debt restructured loans of $8.8 million are performing within their restructured terms and are accruing interest at December 31, 2014. These accruing troubled debt restructured loans account for the difference of $8.8 million between impaired loans of $16.1 million and non-accrual loans of $7.3 million December 31, 2014.

At December 31, 2014, there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance and total assets for the periods indicated:

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
Impaired loans (excluding TDRs)	$5,072	54.84%	0.34%	$8,701	89.40%	0.61%
Trouble debt restructured loans	11,046	119.43%	0.73%	12,454	127.96%	0.88%
OREO and chattel	251	2.71%	0.02%	1,343	13.80%	0.09%

Total impaired loans and non-performing assets	$16,369	176.98%	1.09%	$22,498	231.16%	1.58%

The following table sets forth the breakdown of non-performing assets at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans (1)	$7,327	$9,303	$17,001	$16,616	$10,420
Real estate and chattel property owned	251	1,343	102	1,344	75

Total non-performing assets (2)	$7,578	$10,646	$17,103	$17,960	$10,495

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Amount reflected for December 31, 2012 excludes acquired loans.

The following table sets forth nonaccrual (1) loans by category at December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans -
Conventional	$2,426	$3,821	$6,250	$5,578	$1,645
Commercial	3,926	4,512	9,304	8,484	7,449
Home equity	181	104	158	—	120
Construction	15	230	887	1,006	140
Consumer loans	—	15	—	8	18
Commercial and municipal loans	779	621	402	1,540	1,048

Total (2)	$7,327	$9,303	$17,001	$16,616	$10,420

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Amount reflected for December 31, 2012 excludes acquired loans.

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

Noninterest Income and Expense

Total noninterest income increased $3.5 million, or 22.34%, to $19.2 million for the year ended December 31, 2014, compared to the same period in 2013 due, in part, to twelve months of revenue in 2014 from the Charter Trust Company and Central Financial Corp. compared to partial year inclusion in 2013. Customer service fees increased $818 thousand, or 15.61%, primarily driven by the acquired operations.

Net gain on sales and calls of securities decreased $14 thousand, or 14.52%, compared to 2013. Income from mortgage banking activities decreased $1.4 million, or 61.57%, as we sold $44.4 million of 1-4 family conventional mortgage loans into the secondary market during 2014, down $44.3 million from $88.7 million of loans sold during 2013. In addition to decreased volume, the rate valuation, and subsequent gains added to the reduction in overall revenue for the category. We also retained a higher portion of originated mortgage loans within our portfolio during 2014, resulting in balance sheet increases related to net originated loans of $43.4 million and $25.2 million of conventional real estate loans and commercial real estate loans, respectively. Net gains on sales of OREO and fixed assets increased $176 thousand during 2014 as we recognized net gains of $181 thousand compared to $5 thousand for the same period in 2013.

The remeasurement gain recorded for the year ended December 31, 2013, was a gain of $1.4 million related to the write-up of the Bank’s investment in Charter Holding at acquisition date from $4.8 million to the market value of $6.2 million. The market value was based on the purchase price paid to MVSB to assume its 50% ownership of Charter Holding on September 4, 2013. Income from equity interest in Charter Holding decreased $294 thousand to no recognition for the year ended December 31, 2014, from $294 thousand for the same period in 2013. As 100% owner of Charter Holding, effective September 4, 2013, the Bank no longer records income from equity interest in Charter Holding as all activity is now included in consolidated earnings as trust income and related expense categories. Trust income was $8.3 million for the year ended December 31, 2014, an increase of $5.6 million compared to $2.7 million reported for the period of September 4, 2013 through December 31, 2013, representing the period of the Bank’s 100% ownership of Charter Holding.

Rental income decreased $29 thousand as revenue within this category remained relatively unchanged. Bank-owned life insurance income increased $9 thousand to $635 thousand. Insurance commissions increased $9 thousand to $1.5 million for the year ended December 31, 2014, compared to $1.5 million in 2013 representing an increase in premium commissions of $74 thousand, or 6.04%, offset in part by a decrease of $65 thousand in contingency commission.

Total noninterest expenses increased $9.7 million, or 26.10%, to $46.6 million for the year ended December 31, 2014, from $37.0 million for the same period in 2013. This increase includes an increase of $4.8 million of noninterest expenses from the wealth management operating segment. Please see note 23 for more information on operating segments. Salaries and employee benefits increased $5.8 million, or 30.36%, to $25.0 million for the year ended December 31, 2014, from $19.2 million for the same period in 2013. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $5.5 million, or 25.99%, to $26.7 million for the year ended December 31, 2014, from $21.2 million for the same period in 2013. Gross salaries increased $4.3 million, or 26.71%, to $20.4 million for the year ended December 31, 2014, compared $16.1 million for the same period in 2013. In addition to ordinary staffing additions, promotions, and salary increases, salary expenses related to Charter Trust operations accounted for approximately $2.4 million, or 57.56% of the increase, while staffing related to a full year of RNB salaries amounted to approximately $659 thousand. Average full time equivalents decreased to 351 at December 31, 2014, compared to 360 at December 31, 2013; this change reflects the impact of additional staff from CFC and Charter Holding. Benefits costs increased $1.2 million including $616 thousand of increases related to Charter Trust. The increase in overall benefits costs includes increases of $243 thousand related to retirement costs and $433 thousand in health insurance costs. The deferral of expenses associated with the origination of loans decreased $327 thousand, or 16.60%, to $1.6 million for the year ended December 31, 2014, from $2.0 million for the same period in 2013. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The decrease is a direct result of the change in the volume of loan originations year over year.

Occupancy and equipment expenses increased $1.1 million, or 24.80%, to $5.6 million for the year ended December 31, 2014, from $4.5 million for the same period in 2013, due primarily to a higher number of locations during 2014 including increases of $1.0 million for former RNB locations and $196 thousand for Charter Holding locations. Advertising and promotion increased $250 thousand, or 37.76%, to $912 thousand for the year ended December 31, 2014, from $662 thousand for the same period in 2013, due primarily to increases in promotions related to the eight additional banking locations and Charter Holding increases of $85 thousand. Depositors’ insurance increased $218 thousand to $994 thousand at December 31, 2014, compared to $776 thousand at December 31, 2013, due primarily to an increase in assessed deposits.

Professional fees decreased $11 thousand, or 0.87%, to $1.3 million for the year ended December 31, 2014 from $1.3 million for the same period in 2013. Data processing and outside services fees increased $1.1 million, or 76.24%, to $2.5 million for the year ended December 31, 2014 compared to the same period in 2013 due to increases in correspondent services, core processing, online banking, and collection expenses. ATM processing fees increased $213 thousand, or 33.81%, to $843 thousand for the year ended December 31, 2014, from $630 thousand for the same period in 2013, which is consistent with the impact increased volume had within customer service fees.

Merger related expenses decreased $1.6 million with no expenses recorded for the year ended December 31, 2014, compared to $1.6 million for the same period in 2013. These expenses reflect the non-deductible legal and investment banking expenses recorded by us related to the acquisition of CFC that are not qualified tax deductions.

Amortization of intangible assets increased $688 thousand with the additions of the customer list intangible from Charter Holding and the core deposit intangible from CFC.

Other expenses increased $1.4 million, or 29.57%, to $6.2 million for the year ended December 31, 2014 from $4.8 million compared to the same period in 2013. This includes an increase of $961 thousand of other expenses related to the operations of Charter Holding. Other increases included $156 thousand in contributions, including an increase of $95 thousand in state tax-qualified contributions; $142 thousand in postage driven in part by the additional deposit accounts acquired in 2013 and the regulatory requirement to now provide monthly mortgage statements; $104 thousand in expenses related to non-earning assets; $140 thousand in debit card charge-offs related to the increased volume of fraudulent transactions demonstrated throughout the industry; and $111 thousand in Vermont state franchise tax which is based on Vermont-based deposit levels.

Income Taxes

The provision for income taxes for the years ended December 31 includes net deferred income tax expense of $1.2 million in 2014, $592 thousand in 2013, and $479 thousand in 2012. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

We have provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets increased $153.4 million, or 12.07%, to $1.4 billion at December 31, 2013 from $1.3 billion at December 31, 2012, which reflects $184.2 million of total assets related to the acquisitions of CFC and Charter Holding. Cash and cash items decreased $5.6 million, or 14.26%, to $33.6 million at December 31, 2013 from $39.2 million at December 31, 2012.

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

Advances from the FHLBB decreased $21.0 million, or 14.71%, to $121.7 million from $142.7 million at December 31, 2012. The weighted average interest rate for the outstanding FHLBB advances was 1.15% at December 31, 2013 compared to 1.34% at December 31, 2012. At December 31, 2013, we had $46.3 million of stand-by letters of credit issued by FHLB to secure customer deposits.

Securities sold under agreements to repurchase increased $13.3 million, or 90.74%, to $27.9 million at December 31, 2013, from $14.6 million at December 31, 2012.

Comparison of Operating Results for Years Ended December 31, 2013 and 2012

General

We earned $8.4 million, or $1.11 per common share, assuming dilution, for the year ended December 31, 2013, compared to $7.7 million, or $1.20 per common share, assuming dilution, for the year ended December 31, 2012.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2013 increased $4.8 million, or 16.39%, to $33.8 million. The increase was a combination of a $5.4 million increase due to volume offset by a $649 thousand decrease related to rate adjustments. Total interest and dividend income increased $3.9 million, or 10.58%, to $40.3 million, and the yield on interest-earning assets decreased to 3.54% from 3.58% for the year ended December 31, 2013. Interest and fees on loans increased $5.5 million, or 16.88%, to $38.0 million in 2013, due to an increase in average balances of $156.5 million offset by a decrease in the average yield on loans to 3.98% from 4.07%.

Interest on taxable investments decreased $1.9 million, or 58.64%, to $1.3 million in 2013 compared to $3.2 million in 2012, as a result of our deleveraging of the investment portfolio to fund loan growth. Dividends decreased $10 thousand, or 16.13%, to $52 thousand. Interest on other investments increased $263 thousand, or 44.28%, to $857 thousand. The yield on our investment portfolio declined to 1.23% for the year ended December 31, 2013 compared to 1.78% for the same period in 2012.

Total interest expense decreased $902 thousand, or 12.20%, to $6.5 million for the year ended December 31, 2013. The decrease is primarily due to the 22.08% decrease in the combined cost of funds on deposits and borrowings to 0.60% for the year ended December 31, 2013 from 0.77% for the year ended December 31, 2012. For the year ended December 31, 2013, interest on deposits decreased $326 thousand, or 7.45%, to $4.1 million despite an increase in average interest-bearing deposits of $122.8 million as the cost of deposits decreased to 0.44% from 0.55% compared to the same period in 2012. Interest on FHLBB advances and other borrowed money decreased $359 thousand, or 18.45%, for the year ended December 31, 2013, to $1.6 million compared to the same period in 2012 as the average FHLBB advances outstanding and rate decreased in 2013 compared to 2012. Interest on debentures decreased $221 thousand, or 21.53%, for the year ended December 31, 2013, due to the expiration of the interest rate swap on June 17, 2013, which had set a fixed rate of 6.65% on $10.0 million of the debenture.

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

For additional information relating to our net interest and dividend income, please review the section entitled “Average Balance Sheet and Analysis of Net Interest and Dividend Income” above.

Allowance and Provision for Loan Losses

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2013, was $9.7 million compared to $9.9 million at December 31, 2012. At $9.7 million, the allowance for loan losses represents 0.85% of total loans held, down from 1.09% at December 31, 2012. Total impaired loans and non-performing assets at December 31, 2013, were $22.5 million, representing 231.15% of the allowance for loan losses. Modestly improving economic and market conditions coupled with internal risk rating changes offset by portfolio growth resulted in us adding $888 thousand to the allowance for loan and lease losses during 2013 compared to $2.7 million in 2012. The provisions during the year ended December 31, 2013, have been offset by loan charge-offs of $1.8 million and recoveries of $712 thousand during the same period. Modestly improving economic conditions and decreases in delinquencies and charge-offs, resulted in our decision to decrease the provision for loan losses during 2013 compared to 2012. The provisions made in 2013 reflect loan loss experience in 2013 and changes in economic conditions that decreased the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2014 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At December 31, 2013, the overdraft allowance was $24 thousand compared to $14 thousand at year-end 2012. Provisions for overdraft losses were $74 thousand during the 12-month period ended December 31, 2013, compared to $55 thousand for the same period during 2012. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $1.8 million during the year ended December 31, 2013 compared to $2.3 million for the same period in 2012. Recoveries (excluding the overdraft program) were $712 thousand during the year ended December 31, 2013, compared to $455 thousand for the same period in 2012. This activity resulted in net charge-offs of $1.1 million for the year ended December 31, 2013, compared to $1.9 million for the same period in 2012. One-to-four family residential mortgages, commercial real estate mortgages, commercial loans, and consumer loans accounted for 48%, 33%, 2% and 17%, respectively, of the amounts charged-off during the year ended December 31, 2013.

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $30.3 million at December 31, 2013, compared to $26.3 million at December 31, 2012. The increase comes primarily from an increase of $2.3 million of the net carrying value of loans identified as impaired at December 31, 2013. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $1.3 million of OREO at December 31, 2013, representing six residential properties and one commercial property acquired during the year ended December 31, 2013, compared to $102 thousand at December 31, 2012, representing one residential property acquired during the year ended December 31, 2012. During the year ended December 31, 2013, we sold five properties, one of which was classified as OREO at December 31, 2012, while the other four were acquired during 2013. Losses were incurred in the acquisition and liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses.

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

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2013, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

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

Non-performing loans include loans which are on nonaccrual. Troubled debt restructured loans of $11.9 million are performing within their restructured terms and are accruing interest at December 31, 2013. These accruing troubled debt restructured loans account for the difference of $11.9 million between impaired loans of $21.2 million and non-accrual loans of $9.3 million at December 31, 2013.

At December 31, 2013, there were no other loans excluded in the tables set forth in the section entitled “Comparison of Operating Results for Years Ended December 31, 2014 and 2013—Allowance and Provision for Loan Losses” or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

	December 31, 2013			December 31, 2012
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
Impaired loans (excluding TDRs)	8,701	89.40%	0.61%	5,799	58.52%	0.45%
Trouble debt restructured	12,454	127.96%	0.88%	11,202	113.05%	0.88%
Other real estate owned and chattel	1,343	13.80%	0.09%	102	1.03%	0.01%

Total impaired loans and non-performing assets (2)	$22,498	231.16%	1.58%	$17,103	172.60%	1.35%

Noninterest Income and Expense

Total noninterest income increased $1.0 million, or 7.05%, to $15.7 million for the year ended December 31, 2013, compared to the same period in 2012. Customer service fees increased $172 thousand, or 3.39%, due in part to increased volume and related revenue from ATM and debit card usage.

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

Total noninterest expenses increased $7.5 million, or 25.23%, to $37.0 million for the year ended December 31, 2013, from $29.5 million for the same period in 2012. Salaries and employee benefits increased $4.2 million, or 27.94%, to $19.2 million for the year ended December 31, 2013, from $15.0 million for the same period in 2012. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $4.0 million, or 23.25%, to $21.2 million for the year ended December 31, 2013, from $17.2 million for the same period in 2012. Gross salaries increased $3.7 million, or 29.83%, to $16.1 million for the year ended December 31, 2013, compared to the same period in 2012. In addition to ordinary staffing additions, salary expenses related to Charter Trust operations accounted for approximately $1.1 million, or 41.72% of the increase, while staffing related to a full year of TNB salaries amounted to approximately $979 thousand, and RNB salaries since acquisition date of October 25, 2013 added approximately $373 thousand to the overall expense. Average full time equivalents increased to 360 at December 31, 2013, compared to 278 at December 31, 2012; this change reflects the impact of additional staff from CFC and Charter Holding. Benefits costs increased $1.3 million. This increase includes increases of $292 thousand related to retirement costs and $233 thousand in health insurance costs. The deferral of expenses associated with the origination of loans decreased $247 thousand, or 11.14%, to $2.0 million for the year ended December 31, 2013, from $2.2 million for the same period in 2012. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The decrease is a direct result of the change in the volume of loan origination year over year.

Occupancy and equipment expenses increased $852 thousand, or 23.35%, to $4.5 million for the year ended December 31, 2013, from $3.6 million for the same period in 2012, due primarily to a higher number of locations during 2013 including TNB, RNB and Charter Holding locations assumed and the opening of a second location in Nashua, New Hampshire. Advertising and promotion increased $181 thousand, or 37.63%, to $662 thousand for the year ended December 31, 2013, from $481 thousand for the same period in 2012, due primarily to increases in promotions related to the acquisition of RNB, an increase in print advertising of $51 thousand, and the additional marketing expense at Charter Holding of $75 thousand for approximately four months of their operations. Depositors’ insurance decreased $26 thousand to $776 thousand at December 31, 2013, compared to $802 thousand at December 31, 2013, due primarily to modifications made by the FDIC to the risk-based assessment model and calculation which resulted in lower assessment rates during 2013 despite an overall increase in assessed deposits.

Professional fees increased $57 thousand, or 4.75%, to $1.3 million for the year ended December 31, 2013 from $1.2 million for the same period in 2012, reflecting among other things increased legal expenses and consulting fees including $30 thousand related to Charter Holding operations, offset in part by a decrease in audit expenses. Data processing and outside services fees increased $276 thousand, or 24.70%, to $1.4 million for the year ended December 31, 2013 compared to the same period in 2012 due to increases in core processing, online banking, and collection expenses offset in part by decreases in correspondent expenses as well as expenses associated with the overdraft protection program. ATM processing fees increased $132 thousand, or 26.53%, to $630 thousand for the year ended December 31, 2013, from $498 thousand for the same period in 2012 which is consistent with the impact increased volume had within customer service fees. Net amortization (benefit) of mortgage servicing rights (“MSR”) and mortgage servicing income increased $132 thousand to a net benefit of $40 thousand for the year ended December 31, 2013, from a net amortization of $92 thousand for the same period in 2012.

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

Other expenses increased $759 thousand, or 18.88%, to $4.8 million for the year ended December 31, 2013 from $4.0 million compared to the same period in 2012. This includes the addition of $462 thousand of other expenses related to the operations of Charter Holding since September 4, 2013. In the fourth quarter of 2013, we recorded an off-balance sheet loss provision of $140 thousand related to an identified liability under our seller’s agreement with to Federal Home Loan Mortgage Corp. requiring us to repurchase bad debt under certain circumstances.

Income Taxes

The provision for income taxes for the years ended December 31 includes net deferred income tax expense of $592 thousand in 2013, $479 thousand in 2012, and $791 thousand in 2011. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

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

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034, or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures II, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

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

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034, or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures III, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Contractual Obligations

A summary of lease obligations, borrowings and credit commitments at December 31, 2014 is as follows:

(Dollars in thousands)	Within 1 Year	After 1 year but within 3 years	After 3 years but within 5 years	After 5 years	Total
Lease obligations
Operating leases	$655	$1,025	$744	$590	$3,014

Borrowings and other debt
Federal Home Loan Bank advances	$95,992	$15,000	$30,000	$—	$140,992
Securities sold under agreements to repurchase	16,756	—	—	—	16,756
Subordinated debentures	—	—	—	37,620	37,620

Total borrowings and other debt	112,748	15,000	30,000	37,620	195,368
Credit commitments
Available lines of credit and unadvanced construction loans	$28,148	$18,393	$12,014	$73,906	$132,461
Commitments to extend credit	25,503	—	—	—	25,503
Letters of credit	972	110	64	—	1,146

Total credit commitments	54,623	18,503	12,078	73,906	159,110

Total	$168,026	$34,528	$42,822	$112,116	$357,492

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

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At year-end 2014, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $25.5 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At December 31, 2014, we had approximately $214.0 million in additional borrowing capacity from the FHLBB.

At December 31, 2014, stockholders’ equity totaled $139.8 million compared to $149.3 million at December 31, 2013. The decrease of $9.4 million primarily reflects the redemption of $15.0 million of preferred stock, net income of $10.0 million, the payout of $4.3 million in common stock dividends, $230 thousand in preferred stock dividends declared, other comprehensive loss in the amount of $442 thousand, $135 thousand for vesting of restricted stock awards, $263 thousand for stock issued under the dividend reinvestment plan, and $94 thousand from the exercise of stock options.

At December 31, 2014, we had unrestricted funds in the amount of $3.1 million. Our total cash needs during 2015 are estimated to be approximately $6.7 million with $4.1 million projected to be used to pay cash dividends on our common stock, $600 thousand to pay interest on our capital securities, $1.1 million to pay interest on our subordinated debenture, $80 thousand to pay dividends on our Series B Preferred Stock, and approximately $800 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional cash requirements for 2015 as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities was $11.2 million for 2014 compared to net cash provided by operating activities of $20.5 million in 2013. The change includes a decrease in the amount of $57 thousand in provision for loan losses, a decrease in gains on sales and calls of securities of $14 thousand, a decrease in amortization of securities, net, of $351 thousand, a change in mortgage servicing rights of $835 thousand, an increase in the amortization of intangible assets of $688 thousand, a change in the activity of loans held-for sale of $12.6 million, an increase of $16 thousand in impairment losses on OREO, an increase in the change in accrued interest receivable and other assets of $388 thousand, and a change of $4.0 million in the decrease in accrued expenses and other liabilities.

Net cash flows used in investing activities totaled $63.8 million in 2014, compared to net cash flows used in investing activities of $2.0 million in 2013, a change of $61.8 million as we utilized investment cash flows and sales to fund loan originations. During 2014, net cash used by loan originations and net principal collections decreased by $29.7 million while our loans held in portfolio increased, and cash provided by sales of securities available-for-sale decreased by $29 thousand.

Net cash flows provided by financing activities totaled $70.0 million in 2014, compared to net cash flows used in financing activities of $24.1 million in 2013, a change of $94.2 million. Net cash provided by deposits decreased $75.2 million. Net cash used in repayment of advances from FHLBB decreased $40.3 million as we increased our advances outstanding compared to a decrease in advances outstanding during 2013. Net cash provided by the repurchased agreements decreased $21.8 million during 2014.

We expect to be able to fund loan demand and other investing activities during 2014 by continuing to utilize the FHLBB’s advance program and cash flows from securities and loans. On December 31, 2014, approximately $25.5 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

U.S. Treasury’s SBLF Program

On August 25, 2011, as part of the SBLF program, we entered into a Purchase Agreement with Treasury pursuant to which we issued and sold to the U.S. Department of Treasury (“Treasury”) 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under Treasury’s Capital Purchase Program. With the acquisition of TNB in 2013, we assumed $3.0 million of preferred stock issued to Treasury. We used a portion of the net proceeds from the sale of the subordinated notes (as discussed below) to redeem a portion of our outstanding shares of Series B Preferred Stock. At December 31, 2014 and 2013, we had 8,000 shares and 23,000 shares, respectively, of Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, issued and outstanding to the Treasury.

The initial rate payable on SBLF capital is, at most, 5%, and the rate falls to 1% if a bank’s small business lending increases by 10% or more. Banks that increase their lending by less than 10% pay rates between 2% and 4%. If a bank’s lending does not increase in the first two years, however, the rate increases to 7%, and after 4.5 years total, the rate for all banks increases to 9% (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by our Board of Directors.

Subordinated Notes

On October 29, 2014, we entered into a Subordinated Note Purchase Agreement with certain accredited investors under which we issued an aggregate of $17.0 million of subordinated notes to the accredited investors. The Notes have a maturity date of November 1, 2024, and bear interest at a fixed rate of 6.75% per annum. We may, at our option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The notes are not subject to repayment at the option of the noteholders. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to our senior indebtedness and to our obligations to our general creditors.

The notes are intended to qualify as Tier 2 capital for regulatory purposes. We used a portion of the net proceeds from the sale of the notes to redeem a portion of our Series B Preferred Stock and we plan to use the remainder of the net proceeds for general corporate purposes. The notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Capital Ratios

Consistent with its goal to operate a sound and profitable financial institution, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. The OCC requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00% (or 3.00% under certain conditions), and 8.00%, respectively. At December 31, 2014, the Bank’s ratios were 8.43%, 8.43%, and 13.28%, respectively, well in excess of the OCC requirements for well capitalized banks. Additional information on these requirements can be found under the section entitled “Regulation” located elsewhere in this report.

Tangible Book Value

Book value per common share was $15.97 at December 31, 2014, compared to $15.37 per common share at December 31, 2013. Tangible book value per common share was $9.44 at December 31, 2014 compared to $8.59 at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that is useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Stockholders’ equity	$139,836	$149,257
Less goodwill	44,576	44,632
Less other intangible assets	9,332	11,020
Less preferred stock	8,000	23,000

Tangible common equity	$77,928	$70,605

Ending common shares outstanding	8,258,031	8,216,747
Tangible book value per common share	$9.44	$8.59

Stock Repurchase Plan

The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At December 31, 2014, 148,088 shares remained to be repurchased under the plan. During 2014, no shares were repurchased.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities is mismatched to create an interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. During a period of falling interest rates, therefore, a positive gap would tend to adversely affect net interest income. Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.

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

Our one-year cumulative interest-rate gap at December 31, 2014 was negative 2.34% compared to the December 31, 2013 gap of positive 0.58%. At December 31, 2014, repricing assets over the next 12 months were $31.5 million less than repricing liabilities for the same period compared to $7.4 million more repricing assets than repricing liabilities at December 31, 2013. The change in our interest rate gap position is due, in part, to our decision to replace a portion of maturing advances with short-term advances coupled with the addition of $20.0 million of short-term advances to the outstanding advances. At December 31, 2014, our advance portfolio included $96.0 million of advances maturing within one year compared to $70.8 million at December 31, 2013. With a liability sensitive positive gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase.

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

The following table sets forth our EVE at December 31, 2014, as calculated by an independent third party agent:

Change	Net Portfolio Value			EVE as % of PV Assets
in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+400 bp	$94,103	$(42,884)	-31.31%	7.22%	-228bp
+300 bp	104,777	(32,210)	-23.51%	7.85%	-165bp
+200 bp	115,711	(21,276)	-15.53%	8.46%	-104bp
+100 bp	126,787	(10,200)	-7.44%	9.03%	-47bp
0 bp	136,987	—	—	9.50%	—
-100 bp	132,284	(4,703)	-3.43%	8.99%	-51bp

The following table shows our interest rate sensitivity (gap) table at December 31, 2014:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$197,495	$93,054	$153,544	$328,053	$434,699	$1,206,845
Investments and overnight deposit	40,250	3,255	6,544	45,110	47,449	142,608

Total	237,745	96,309	160,088	373,163	482,148	1,349,453

Interest-bearing liabilities:
Deposits	267,022	65,540	59,736	91,554	668,862	1,152,714
Repurchase agreements	16,756	—	—	—	—	16,756
Borrowings	30,000	35,000	31,000	15,000	29,992	140,992
Subordinated Debt	20,620	—	—	—	17,000	37,620

Total	334,398	100,540	90,736	106,554	715,854	1,348,082

Period sensitivity gap	(96,653)	(4,231)	69,352	266,609	(233,706)	$1,371
Cumulative sensitivity gap	$(96,653)	$(100,884)	$(31,532)	$235,077	$1,371
Cumulative sensitivity gap as a percentage of interest-earning assets	-7.16%	-7.48%	-2.34%	17.42%	0.10%	0.10%

Item 8.	Financial Statements

Our Consolidated Financial Statements and accompanying notes may be found beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Shatswell, MacLeod & Company, P.C., our independent registered public accounting firm, regarding our internal control over financial reporting as of December 31, 2014 is included on pages 58 and 59 of this report.

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

To the Board of Directors of

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited New Hampshire Thrift Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New Hampshire Thrift Bancshares, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, New Hampshire Thrift Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 16, 2015

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections entitled “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Ethics,” “Corporate Governance—Committees of the Board—Nominating Committee” and “Corporate Governance—Committees of the Board—Audit Committee” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement.

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

The information required by this Item 13 is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance—Board of Directors Independence” in our Proxy Statement.

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

The Board of Directors

New Hampshire Thrift Bancshares, Inc.

Newport, New Hampshire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Hampshire Thrift Bancshares, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Hampshire Thrift Bancshares, Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 16, 2015

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

As of December 31,	2014	2013
ASSETS
Cash and due from banks	$24,957	$12,005
Interest-bearing deposit with the Federal Reserve Bank	26,163	21,573

Cash and cash equivalents	51,120	33,578
Interest-bearing time deposits with other banks	747	1,743
Securities available-for-sale	115,698	125,238
Federal Home Loan Bank stock	10,762	9,760
Loans held-for-sale	2,000	680
Loans receivable, net of the allowance for loan losses of $9.3 million as of December 31, 2014 and $9.8 million as of December 31, 2013	1,206,845	1,134,110
Accrued interest receivable	2,576	2,628
Premises and equipment, net	24,391	23,842
Investment in real estate	3,533	3,681
Other real estate owned	251	1,343
Goodwill	44,576	44,632
Intangible assets	9,332	11,020
Bank owned life insurance	20,187	19,544
Other assets	11,768	12,071

Total assets	$1,503,786	$1,423,870

LIABILITIES
Deposits:
Noninterest-bearing	$117,889	$101,446
Interest-bearing	1,034,825	986,646

Total deposits	1,152,714	1,088,092
Federal Home Loan Bank advances	140,992	121,734
Securities sold under agreements to repurchase	16,756	27,885
Subordinated debentures	37,620	20,620
Accrued expenses and other liabilities	15,868	16,282

Total liabilities	1,363,950	1,274,613

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, per share: 2,500,000 shares authorized:
Series B, non-cumulative perpetual, 8,000 shares issued and outstanding at December 31, 2014 and 23,000 issued and outstanding at December 31, 2013, liquidation value $1,000 per share	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 8,692,360 shares issued and 8,258,031 shares outstanding as of December 31, 2014 and 8,651,076 shares issued and 8,216,747 shares outstanding as of December 31, 2013	87	87
Paid-in capital	86,561	100,961
Retained earnings	63,876	58,347
Unearned restricted stock awards	(598)	(490)
Accumulated other comprehensive loss	(3,339)	(2,897)
Treasury stock, at cost, 434,329 shares as of December 31, 2014 and December 31, 2013	(6,751)	(6,751)

Total stockholders’ equity	139,836	149,257

Total liabilities and stockholders’ equity	$1,503,786	$1,423,870

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

For the years ended December 31,	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$46,647	$38,034	$32,542
Interest on debt securities:
Taxable	1,362	1,333	3,223
Dividends	165	52	62
Other	554	857	594

Total interest and dividend income	48,728	40,276	36,421

INTEREST EXPENSE
Interest on deposits	4,464	4,055	4,381
Interest on advances and other borrowed money	1,417	1,585	1,944
Interest on debentures	855	806	1,027
Interest on securities sold under agreements to repurchase	63	51	47

Total interest expense	6,799	6,497	7,399

Net interest and dividend income	41,929	33,779	29,022
PROVISION FOR LOAN LOSSES	905	962	2,705

Net interest and dividend income after provision for loan losses	41,024	32,817	26,317

NONINTEREST INCOME
Customer service fees	6,057	5,239	5,067
Net gain on sales and calls of securities	950	964	3,819
Mortgage banking activities	870	2,264	2,775
Net gain (loss) on sales of other real estate owned, other assets and fixed assets	181	5	(150)
Remeasurement gain of equity interest in Charter Holding Corp.	—	1,369	—
Rental income	717	746	736
Realized gain in Charter Holding Corp.	—	294	444
Bank owned life insurance income	635	626	545
Trust and management fees	8,340	2,741	—
Insurance commissions	1,476	1,467	1,315

Total noninterest income	19,226	15,715	14,551

NONINTEREST EXPENSES
Salaries and employee benefits	25,037	19,206	15,022
Occupancy and equipment expenses	5,616	4,500	3,648
Depositors’ insurance	994	776	802
Professional services	1,254	1,265	1,208
Data processing and outside services fees	2,455	1,393	1,117
ATM processing fees	843	630	498
Telephone expense	1,087	706	664
Supplies	568	454	373
Advertising and promotion	912	662	481
Merger related expense	—	1,620	1,167
Amortization of intangible assets	1,688	1,000	425
Other expenses	6,192	4,779	4,020

Total noninterest expenses	46,646	36,991	29,425

INCOME BEFORE PROVISION FOR INCOME TAXES	13,604	11,541	11,443
PROVISION FOR INCOME TAXES	3,564	3,127	3,684

NET INCOME	$10,040	$8,414	$7,759

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,810	$8,098	$7,093

Earnings per common share	$1.19	$1.11	$1.20

Earnings per common share, assuming dilution	$1.19	$1.11	$1.20

Dividends declared per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

For the years ended December 31,	2014	2013	2012
Net income	$10,040	$8,414	$7,759
Net change in unrealized gain/loss on available-for-sale securities, net of tax effect	857	(2,382)	(530)
Net change in unrecognized pension plan costs, net of tax effect	(1,299)	860	(217)
Net change in derivatives, net of tax effect	—	101	182
Net change in unrealized gain/loss on equity investment, net of tax effect	—	(32)	8

Comprehensive income	$9,598	$6,961	$7,202

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

For the years ended December 31,	2014	2013	2012
PREFERRED STOCK
Balance, beginning of year	$—	$—	$—
Issuance of preferred stock	—	—	—
Redemption of preferred stock	—	—	—

Balance, end of year	$—	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$75	$63
Issuance of common shares	—	—	12
Acquisition of Central Financial Corporation	—	11	—
Exercise of stock options (7,000 in 2014, 103,400 in 2013, and 40,042 in 2012)	—	1	—

Balance, end of year	$87	$87	$75

WARRANTS
Balance, beginning of year	$—	$—	$85
Repurchase of warrants	—	—	(85)

Balance, end of year	$—	$—	$—

PAID-IN CAPITAL
Balance, beginning of year	$100,961	$83,977	$66,658
Increase on issuance of common stock from the exercise of stock options	92	513	365
Tax benefit for stock options and awards	2	30	25
Issuance of common stock from dividend reinvestment plan	263	202	—
Shares surrendered to treasury stock	—	265
Restricted stock awards, issued from treasury stock, net	—	—	(104)
Restricted stock awards issued	243	—	—
Acquisition of Central Financial Corporation	—	15,974
Acquisition of McCrillis & Eldredge Insurance	—	—	53
Acquisition of The Nashua Bank	—	—	14,632
Repurchase of warrants	—	—	(652)
Assumption of preferred stock	—	—	3,000
Redemption of preferred stock	(15,000)	—	—

Balance, end of year	$86,561	$100,961	$83,977

RETAINED EARNINGS
Balance, beginning of year	$58,347	$53,933	$49,892
Net income	10,040	8,414	7,759
Cash dividends declared, preferred stock	(230)	(316)	(666)
Cash dividends paid, common stock	(4,281)	(3,684)	(3,052)

Balance, end of year	$63,876	$58,347	$53,933

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(490)	$(377)	$—
Shares awarded (16,500 in 2014, 14,500 in 2013, and 35,000 in 2012)	(243)	(189)	(440)
Shares forfeited (no shares in 2014 and 2013, 5,000 in 2012)	—	—	63
Shares vested (10,400 in 2014, 6,000 in 2013, and no shares in 2012)	135	76	—

Balance, end of year	$(598)	$(490)	$(377)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(2,897)	$(1,444)	$(887)
Net change in accumulated other comprehensive loss, net of tax effect	(442)	(1,453)	(557)

Balance, end of year	$(3,339)	$(2,897)	$(1,444)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,670)	$(7,151)
Issuance of restricted stock awards (no shares in 2014, 14,500 shares in 2013, and 35,000 shares in 2012)	—	189	544
Surrender of outstanding shares (no shares in 2014, 18,854 shares in 2013, no shares in 2012)	—	(270)	—
Shares repurchased (no shares in 2014 and 2013, 5,000 shares in 2012)	—	—	(63)

Balance, end of year	$(6,751)	$(6,751)	$(6,670)

The accompanying notes are an integral part of these consolidated financial statements.

New Hampshire Thrift Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$10,040	$8,414	$7,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,396	1,806	1,431
Net decrease (increase) in mortgage servicing rights	303	(532)	(337)
Amortization of securities, net	430	781	1,038
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	20	11	11
Amortization (accretion) of fair value adjustments, net (loans, deposits and borrowings)	304	(761)	122
Amortization of intangible assets	1,688	1,000	425
Net (increase) decrease in loans held-for-sale	(1,320)	11,303	(8,549)
Net gain on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(197)	(6)	(40)
Impairment losses on other real estate owned	16	—	183
Net gain on sales and calls of securities	(950)	(964)	(3,819)
Remeasurement gain in equity interest of Charter Holding Corp.	—	(1,369)	—
Equity in gain of partially owned Charter Holding Corp.	—	(294)	(444)
Provision for loan losses	905	962	2,705
Deferred tax expense	1,154	592	479
Tax benefit for stock options and awards	(2)	(30)	(25)
Increase in cash surrender value of life insurance	(635)	(626)	(545)
Decrease in accrued interest receivable and other assets	414	26	1,082
Change in deferred loan origination costs, net	(424)	(921)	(1,118)
(Decrease) increase in accrued expenses and other liabilities	(2,902)	1,091	713

Net cash provided by operating activities	11,240	20,483	1,071

Cash flows from investing activities:
Capital expenditures—investment in real estate	—	(5)	(503)
Capital expenditures—software	(141)	(286)	(70)
Capital expenditures—premises and equipment	(2,670)	(4,312)	(1,297)
Purchases of interest-bearing time deposits with other banks	(747)	—	(250)
Maturities of interest-bearing time deposits with other banks	1,743	499
Proceeds from sales of securities available-for-sale	125,802	125,773	194,347
Purchases of securities available-for-sale	(204,318)	(124,587)	(223,664)
Proceeds from maturities of securities available-for-sale	89,993	89,312	50,022
Redemption of Federal Home Loan Bank stock	1,373	213	119
Purchases of Federal Home Loan Bank stock	(2,375)	—	(1,627)
Capital distribution—Charter Holding Corp., at equity	—	340	438
Loan originations and principal collections, net	(64,821)	(94,515)	(96,888)
Purchases of loans	(9,702)	(10,479)	(4,799)
Recoveries of loans previously charged off	485	848	596
Proceeds from sales of premises, equipment, investment in real estate, other real estate and other assets	1,673	874	1,409
Investment in bank owned life insurance	—	—	(5,000)
Cash paid to acquire Charter Holding Corporation, net	—	(3,105)	—
Cash and cash equivalents acquired from The Nashua Bank, net of expenses and cash paid	—	—	(1,623)
Cash and cash equivalents acquired from Central Financial Corporation, net of expenses and cash paid	—	17,512	—
Premiums paid on life insurance policies	(8)	(13)	(13)

Net cash used in investing activities	(63,713)	(1,931)	(88,803)

The accompanying notes are an integral part of these consolidated financial statements.

For the years ended December 31,	2014	2013	2012
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	62,032	19,985	64,159
Net increase (decrease) in time deposits	2,636	(30,531)	(16,320)
Increase (decrease) in short-term advances from Federal Home Loan Bank	35,000	(15,000)	15,000
Principal advances from Federal Home Loan Bank	40,000	45,000	45,000
Repayment of advances from Federal Home Loan Bank	(55,750)	(51,000)	—
Repayment of other borrowed funds	—	—	(543)
Net (decrease) increase in repurchase agreements	(11,129)	10,664	(895)
Issuance of common stock from dividend reinvestment plan	109	202	—
Redemption of stock warrants	—	—	(737)
Proceeds from issuance of subordinated debentures, net of issuance costs	16,380	—	—
Redemption of preferred stock	(15,000)	—	—
Dividends paid on preferred stock	(230)	(316)	(848)
Dividends paid on common stock	(4,127)	(3,684)	(3,052)
Proceeds from exercise of stock options	92	514	365
Tax benefit for stock options and awards	2	30	25

Net cash provided by (used in) financing activities	70,015	(24,136)	102,154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,542	(5,584)	14,422
CASH AND CASH EQUIVALENTS, beginning of year	33,578	39,162	24,740

CASH AND CASH EQUIVALENTS, end of year	$51,120	$33,578	$39,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,610	$6,588	$7,396

Income taxes paid	$3,963	$2,902	$3,633

Loans transferred to other real estate owned	$838	$330	$547

Loans originated from sales of other real estate owned	$496	$—	$237

Goodwill adjustments, net	$56	$41	—

	2013		2012
	Central Financial Corporation	Charter Holding Corporation	The Nashua Bank
Acquisitions:
Cash and cash equivalents acquired	$17,512	$3,095	$2,790
Interest-bearing time deposits with other banks	1,992	—	—
Available-for-sale securities	6,494	633	20,852
Federal Home Loan Bank stock	467	—	383
Net loans acquired	127,721	—	88,203
Premises and equipment acquired	2,532	1,365	729
Investment in real estate	—	—	249
Other real estate owned	1,477	—	—
Accrued interest receivable	23	—	375
Other assets acquired	1,646	1,411	95
Customer list intangible	—	4,036	—
Core deposit intangible	4,568	—	2,086

	164,432	10,540	115,762

Deposits assumed	149,684	—	98,479
Federal Home Loan Bank borrowings assumed	2,602	—	1,754
Other liabilities assumed	791	1,107	897

	153,077	1,107	101,130

Net assets acquired	11,355	9,433	14,632
Merger costs	15,985	12,400	21,378

Goodwill	$4,630	$2,967	$6,746

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of significant accounting policies:

Nature of operations—New Hampshire Thrift Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Newport, New Hampshire. The Company’s subsidiary, Lake Sunapee Bank, fsb (the “Bank”), a federal stock savings bank, operates 36 branches in Chester, Grafton, Hillsborough, Merrimack and Sullivan counties in New Hampshire and Rutland, Windsor and Orange counties in Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the regions. The Company’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

Use of estimates in the preparation of financial statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, fair values of investments securities, goodwill and intangibles and income taxes.

Principles of consolidation—The consolidated financial statements include the accounts of the Company, the Bank, Lake Sunapee Group, Inc. (“LSGI”), which owns and maintains all buildings and investment properties; Lake Sunapee Financial Services Corp. (“LSFSC”), which sells brokerage securities and insurance products to customers; McCrillis & Eldredge Insurance, Inc. (“MEI”), a full-line independent insurance agency acquired in 2011, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“CHC”), which wholly owns Charter Trust Company (“CTC”), a trust services and wealth management company. LSGI, LSFSC, MEI, and CHC are wholly owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation—Overall,” these subsidiaries have not been included in the consolidated financial statements.

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest-bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2014 and 2013 includes $11.4 million and $7.3 million, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

Federal Home Loan Bank stock—As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

Investment in CHC—Through September 3, 2013, the Company owned a 50% interest in CHC with one other New Hampshire bank. On September 4, 2013, the Company purchased the other bank’s ownership interest. As a result, the Bank wholly owned CHC at December 31, 2014 and December 31, 2013, and the accounts of CHC are included in the consolidated financial statements at said dates. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from six offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loan. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involved updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•	Changes in the expected principal and interest payments over the estimated life—Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;

•	Changes in prepayment assumptions—Prepayments affect the estimated lives of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	Changes in interest rate indices for variable rate loans—Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

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

General component—The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

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

Allocated component—The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans meet certain criteria as outlined in the Company’s loan policy or are subject to a troubled debt restructuring agreement.

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

Deferred loan origination fees/costs—Loan origination fees, commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Company amortizes these amounts over the contractual lives of the related loans.

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

Premises and equipment—Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are 5 to 40 years for buildings and premises and 3 to 15 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized and expenditures for normal maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of Company premises and equipment, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in income.

Investment in real estate—Investment in real estate is carried at the lower of cost or estimated fair value. The buildings are being depreciated over their useful lives. The properties consist of three buildings that the Company rents for commercial purposes. Rental income is recorded in income when received and expenses for maintaining these assets are charged to expense as incurred.

Real estate owned and property acquired in settlement of loans—The Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. At the time of foreclosure or possession, the Company records the property at estimated fair value minus estimated costs to sell. All properties are periodically reviewed and declines in the value of the property are charged against income.

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

Goodwill and other intangibles—Business combinations are accounted for using the acquisition method of accounting. Accordingly, the net assets of the companies acquired are recorded at their fair values at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of net assets acquired and is assigned to specific reporting units which are the same as the operating segments. Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own, or in combination with a related contract, asset, or liability.

The Company evaluates goodwill and other intangibles on an annual basis or whenever there is an indicator of impairment. Any impairment losses are charged to earnings. The Company amortizes other intangible assets over their respective estimated useful lives. The Company has estimated the remaining useful life of its insurance agency customer list intangible, trust company customer list intangible, and core deposit intangible assets to have a weighted-average of fifteen years, fifteen years, and ten years, respectively. Intangible assets are stated at cost less accumulated amortization.

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

Interest rate swap agreement—For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2014 and 2013, the Company had no active interest rate swap agreements.

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

Stock based compensation—At December 31, 2014, the Company has one stock-based employee compensation plan under which additional shares are available to be granted. The Company accounts for this plan under ASC 718-10, “Compensation—Stock Compensation—Overall.” See Note 11.

Operating Segments—The Company’s operations are managed along two reportable segments that represent the core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides insurance and brokerage services through the Bank’s subsidiaries, MEI and LSFSC, respectively. The Wealth Management segment provides trust and investment services through the Bank’s subsidiaries, CHC and CTC. A summary of the financial results for each of our operating segments is included in note 23—Operating Segments.

Recent Accounting Pronouncements—In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have an impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40).” The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

On October 29, 2014, the Company entered into a Subordinated Note Purchase Agreement with certain accredited investors under which the Company issued an aggregate of $17.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of November 1, 2024, and will bear interest at a fixed rate of 6.75% per annum. The Company may, at its option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The Notes are not subject to repayment at the option of the noteholders. The Notes will be unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities and their approximate fair values are summarized as follows:

(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Available-for-sale securities
Bonds and notes—
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. Government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale	$116,263	$280	$845	$115,698

December 31, 2013:
Available-for-sale securities
Bonds and notes—
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. Government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale	$127,220	$398	$2,380	$125,238

For the year ended December 31, 2014, proceeds from sales of securities available-for-sale amounted to $125.8 million. Gross gains of $951 thousand and gross losses of $1 thousand were realized during 2014 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $376 thousand. For the year ended December 31, 2013, proceeds from sales of securities available-for-sale amounted to $125.8 million. Gross gains of $1.2 million and gross losses of $222 thousand were realized during 2013 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $382 thousand. For the year ended December 31, 2012, proceeds from sales of securities available-for-sale amounted to $194.3 million. Gross gains of $3.8 million and no gross losses were realized during 2012 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $1.5 million.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2014:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$10,075
Municipal bonds	945

Total due in less than one year	$11,020

U.S. Treasury notes	$30,048
U.S. Government-sponsored enterprise bonds	6,906
Municipal bonds	4,509
Other bonds and debentures	97

Total due after one year through five years	$41,560

U.S. Government-sponsored enterprise bonds	$188
Municipal bonds	2,932

Total due after five years through ten years	$3,120

U.S. Government-sponsored enterprise bonds	$171
Municipal bonds	1,210
Other bonds and debentures	29

Total due after ten years	$1,410

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of stockholders’ equity as of December 31, 2014.

Securities carried at $115.1 million and $120.1 million were pledged to secure public deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of December 31, 2014 and 2013, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Bonds and notes—
U.S. Treasury notes	$10,112	$53	$20,012	$336	$30,124	$389
U.S. Government-sponsored enterprise bonds	—	—	7,077	98	7,077	98
Mortgage-backed securities	12,109	14	13,675	257	25,784	271
Municipal bonds	—	—	3,554	86	3,554	86
Equity securities	42	1	—	—	42	1

Total temporarily impaired securities	$22,263	$68	$44,318	$777	$66,581	$845

December 31, 2013:
Bonds and notes—
U.S. Treasury notes	$29,961	$273	$10,056	$394	$40,017	$667
U.S. Government-sponsored enterprise bonds	6,954	232	—	—	6,954	232
Mortgage-backed securities	38,574	663	5,976	329	44,550	992
Municipal bonds	10,140	489	—	—	10,140	489

Total temporarily impaired securities	$85,629	$1,657	$16,032	$723	$101,661	$2,380

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2014 consist of bonds and mortgage-backed securities issued by U.S. government—sponsored enterprises and agencies, municipal bonds, U.S. Treasury notes and equity securities. The unrealized losses on these debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As Company management has the ability and intent to hold debt securities until maturity, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not feel the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2014			2013
(Dollars in thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Real estate:
Conventional	$592,386	$53,304	$645,690	$536,588	$65,682	$602,270
Home equity	63,176	6,027	69,203	63,736	6,828	70,564
Commercial	235,640	77,377	313,017	198,741	89,072	287,813
Construction	34,988	1,457	36,445	26,062	3,660	29,722

	926,190	138,165	1,064,355	825,127	165,242	990,369
Commercial and municipal loans	125,161	13,414	138,575	121,256	18,815	140,071
Consumer loans	7,438	1,712	9,150	6,829	2,988	9,817

Total loans	1,058,789	153,291	1,212,080	953,212	187,045	1,140,257
Allowance for loan losses	(9,269)	—	(9,269)	(9,757)	—	(9,757)
Deferred loan origination costs, net	4,034	—	4,034	3,610	—	3,610

Loans receivable, net	$1,053,554	$153,291	$1,206,845	$947,065	$187,045	$1,134,110

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2014. Total outstanding loan balances to such persons and their companies amounted to $537 thousand as of December 31, 2014. During 2014, principal advances of $516 thousand were made and principal payments totaled $2.9 million.

The following table sets forth information regarding the allowance for loan and lease losses by portfolio segment as of and for the years ended December 31:

	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2014:
Allowance for loan losses:
Originated:
Beginning balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(681)	(533)	—	(445)	(219)	—	(1,878)
Recoveries	314	1	—	57	113	—	485
(Benefit) provision	(255)	1,113	638	(538)	117	(170)	905

Ending balance	$4,763	$2,724	$991	$635	$86	$70	$9,269

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$50	$17	$—	$—	$—	$—	$67
Collectively evaluated for impairment	4,713	2,707	991	635	86	70	9,202
Acquired loans:
(discounts related to credit quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,763	$2,724	$991	$635	$86	$70	$9,269

Loans:
Originated:
Individually evaluated for impairment	$5,965	$8,110	$1,163	$880	$—	$—	$16,118
Collectively evaluated for impairment	649,597	227,530	33,825	124,281	7,438	—	1,042,671
Acquired loans:
(discounts related to credit quality)	59,331	77,377	1,457	13,414	1,712	—	153,291

Total loans ending balance	$714,893	$313,017	$36,445	$138,575	$9,150	$—	$1,212,080

	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2013:
Allowance for loan losses:
Originated:
Beginning balance	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(851)	(593)	—	(302)	(230)	—	(1,976)
Recoveries	267	284	—	154	142	—	847
Provision (benefit)	1,072	(1,164)	145	791	105	14	963

Ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$71	$116	$—	$10	$—	$—	$197
Collectively evaluated for impairment	5,314	2,027	353	1,551	75	240	9,560
Acquired loans:
(discounts related to credit quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Loans:
Originated:
Individually evaluated for impairment	$6,716	$11,363	$1,494	$1,582	$—	$—	$21,155
Collectively evaluated for impairment	593,608	187,378	24,568	119,674	6,829	—	932,057
Acquired loans:
(discounts related to credit quality)	72,510	89,072	3,660	18,815	2,988	—	187,045

Total loans ending balance	$672,834	$287,813	$29,722	$140,071	$9,817	$—	$1,140,257

	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
December 31, 2012:
Allowance for loan losses:
Originated:
Beginning balance	$4,845	$3,146	$222	$721	$58	$139	$9,131
Charge-offs	(1,239)	(474)	(138)	(438)	(220)	—	(2,509)
Recoveries	167	56	68	142	163	—	596
Provision (benefit)	1,124	888	56	493	57	87	2,705

Ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$232	$129	$—	$—	$—	$—	$361
Collectively evaluated for impairment	4,665	3,487	208	918	58	226	9,562
Acquired loans:
(discounts related to credit quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,897	$3,616	$208	$918	$58	$226	$9,923

Loans:
Originated:
Individually evaluated for impairment	$6,964	$9,988	$1,527	$402	$—	$—	$18,881
Collectively evaluated for impairment	519,417	168,586	13,706	93,278	6,595	—	801,582
Acquired loans:
(discounts related to credit quality)	14,359	55,690	4,179	14,070	709	—	89,007

Total loans ending balance	$540,740	$234,264	$19,412	$107,750	$7,304	$—	$909,470

The following tables set forth information regarding nonaccrual and past due loans as of December 31, 2014 and December 31, 2013:

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2014:
Real estate:
Conventional	$3,546	$1,399	$1,432	$6,377	$639,313	$645,690	$—	$2,426
Home equity	60	31	181	272	68,931	69,203	—	181
Commercial	2,228	1,472	1,343	5,043	307,974	313,017	—	3,926
Construction	—	28	15	43	36,402	36,445	—	15
Commercial and municipal	305	463	330	1,098	137,477	138,575	—	779
Consumer (including credit card)	71	21	—	92	9,058	9,150	—	—

Total	$6,210	$3,414	$3,301	$12,925	$1,199,155	$1,212,080	$—	$7,327

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2013:
Real estate:
Conventional	$2,654	$498	$2,812	$5,964	$596,306	$602,270	$—	$3,821
Commercial	1,859	267	903	3,029	284,784	287,813	—	4,512
Home equity	53	57	52	162	70,402	70,564	—	104
Construction	95	—	—	95	29,627	29,722	—	230
Commercial and municipal	133	10	159	302	139,769	140,071	—	621
Consumer	29	60	15	104	9,713	9,817	—	15

Total	$4,823	$892	$3,941	$9,656	$1,130,601	$1,140,257	$—	$9,303

As of December 31, 2014, the Company’s impaired loans consist of certain loans, including all TDRs. The following tables summarizes, by class of loan, information related to impaired loans as of December 31, 2014 and December 31, 2013:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no related allowance recorded:
Real estate:
Conventional	$5,447	$6,028	$—	$5,735	$342
Home equity	181	264	—	232	5
Commercial	7,383	8,151	—	8,093	379
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,118	77

Total impaired with no related allowance	$15,054	$16,832	$—	$16,411	$856

With an allowance recorded:
Real estate:
Conventional	$337	$370	$50	$546	$17
Commercial	727	727	17	1,539	32
Commercial and municipal	—	—	—	350	—

Total impaired with an allowance recorded	$1,064	$1,097	$67	$2,435	$49

Total
Real estate:
Conventional	$5,784	$6,398	$50	$6,281	$359
Home equity	181	264	—	232	5
Commercial	8,110	8,878	17	9,632	411
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,468	77

Total impaired loans	$16,118	$17,929	$67	$18,846	$905

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With no related allowance recorded:
Real estate:
Conventional	$6,084	$7,029	$—	$5,387	$261
Home equity	153	312	—	104	9
Commercial	9,807	10,432	—	10,832	534
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,099	1,141	—	728	65

Total impaired with no related allowance	$18,637	$20,429	$—	$18,800	$938

With an allowance recorded:
Real estate:
Conventional	$479	$512	$71	$618	$23
Home equity	—	—	—	—	—
Commercial	1,556	1,556	116	1,622	105
Construction	—	—	—	—	—
Commercial and municipal	483	483	10	527	24

Total impaired with an allowance recorded	$2,518	$2,551	$197	$2,767	$152

Total
Real estate:
Conventional	$6,563	$7,541	$71	$6,005	$284
Home equity	153	312	—	104	9
Commercial	11,363	11,988	116	12,454	639
Construction	1,494	1,515	—	1,749	69
Commercial and municipal	1,582	1,624	10	1,255	89

Total impaired loans	$21,155	$22,980	$197	$21,567	$1,090

The following table presents a summary of credit impaired loans acquired through the merger with Central Financial Corporation as of the dates indicated:

December 31, 2014

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$983	$800
Nonaccretable difference	—	—

Cash flows expected to be collected	983	800
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$983	$800

December 31, 2013

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$1,604	$984
Nonaccretable difference	—	—

Cash flows expected to be collected	1,604	984
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$1,604	$984

The following table presents a summary of credit impaired loans acquired through the merger with The Nashua Bank as of the dates indicated:

December 31, 2014

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$971
Nonaccretable difference	—

Cash flows expected to be collected	971
Accretable yield	—

Fair value of purchased credit impaired loans acquired	$971

December 31, 2013

(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$1,012
Nonaccretable difference	—

Cash flows expected to be collected	1,012
Accretable yield	—

Fair value of purchased credit impaired loans acquired	$1,012

The following table presents modified loans by class that were determined to be TDRs that occurred during the years ended December 31:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014:
Troubled Debt Restructurings:
Real estate:
Conventional	16	$1,257	$1,257
Commercial	4	991	991
Construction	1	95	95
Commercial and municipal	1	35	35

	22	$2,378	$2,378

There were no loans modified as TDRs that defaulted during the year ended December 31, 2014.

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2013:
Troubled Debt Restructurings:
Real estate:
Conventional	15	$2,680	$2,680
Commercial	5	3,018	3,018
Construction	3	700	700
Commercial and municipal	5	560	560

	28	$6,958	$6,958

(Dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted:
Conventional	4	$541
Construction	1	23

	5	$564

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loan disclosures in this footnote. As of December 31, 2014 and 2013, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the years ended December 31, 2014 and 2013, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

The following tables present information on how loans were modified as TDRs during the years ended December 31:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
December 31, 2014:
Real estate:
Conventional	$—	$516	$619	$122	$—	$1,257
Commercial	211	210	—	—	570	991
Construction	—	—	95	—	—	95
Commercial and municipal	—	—	—	—	35	35

Total TDRs	$211	$726	$714	$122	$605	$2,378

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
December 31, 2013:
Real estate:
Conventional	$—	$996	$1,273	$219	$192	$2,680
Commercial	764	1,143	1,111	—	—	3,018
Construction	700	—	—	—	—	700
Commercial and municipal	—	—	524	—	36	560

Total TDRs	$1,464	$2,139	$2,908	$219	$228	$6,958

(a)	Other includes covenant modifications, forbearance and/or other modifications.

There were no new TDRs that have subsequently defaulted during the year ended December 31, 2014. All TDRs are individually evaluated for impairment. There are three TDRs with an impairment measurement totaling $53 thousand, included in specific allowances as of December 31, 2014.

Two of the TDRs that have subsequently defaulted during the year ended December 31, 2013 are on nonaccrual as of December 31, 2013. All TDRs are individually evaluated for impairment. Of the two defaulted TDRs, one had an impairment measurement totaling $16 thousand, included in specific allowances.

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
December 31, 2014:
Originated
Grade:
Pass	$—	$205,158	$19,798	$99,705	$—	$324,661
Special mention	—	2,952	35	850	—	3,837
Substandard	4,790	11,944	2,384	359	—	19,477
Loans not formally rated	650,772	15,586	12,771	24,247	7,438	710,814

Total	$655,562	$235,640	$34,988	$125,161	$7,438	$1,058,789

Acquired
Grade:
Pass	$—	$64,441	$924	$10,676	$—	$76,041
Special mention	—	5,600	—	401	—	6,001
Substandard	863	5,693	389	1,811	—	8,756
Loans not formally rated	58,468	1,643	144	526	1,712	62,493

Total	$59,331	$77,377	$1,457	$13,414	$1,712	$153,291

(Dollars in thousands)
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

(Dollars in thousands)	2014	2013
Sold loans	$411,583	$417,274

Participation loans	$31,147	$30,022

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2014 and 2013 was $2.4 million and $2.7 million, respectively.

Servicing rights of $518 thousand, $1.6 million and $1.4 million were capitalized in 2014, 2013 and 2012, respectively. Amortization of capitalized servicing rights was $867 thousand, $1.0 million, and $1.0 million in 2014, 2013, and 2012, respectively.

The fair value of capitalized servicing rights was $4.2 million and $4.1 million as of December 31, 2014 and 2013, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

(Dollars in thousands)	2014	2013
Balance, beginning of year	$65	$69
Additions	4	155
Reductions	(50)	(159)

Balance, end of year	$19	$65

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

(Dollars in thousands)	2014	2013
Land and land improvements	$3,235	$3,235
Buildings and premises	26,638	25,653
Furniture, fixtures and equipment	14,121	12,566

	43,994	41,454
Less—accumulated depreciation	19,603	17,612

	$24,391	$23,842

Depreciation expense amounted to $2.1 million, $1.5 million and $1.2 million for the years ending December 31, 2014, 2013 and 2012, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

(Dollars in thousands)	2014	2013
Land and land improvements	$412	$412
Buildings and premises	4,163	4,163

	4,575	4,575
Less—accumulated depreciation	1,042	894

	$3,533	$3,681

Rental income from investment in real estate amounted to $308 thousand, $309 thousand and $283 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense amounted to $148 thousand, $153 thousand and $129 thousand for the years ending December 31, 2014, 2013 and 2012, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

(Dollars in thousands)	2014	2013
Demand deposits	$117,889	$101,446
Savings	233,697	218,100
N.O.W.	333,984	303,054
Money market	103,817	104,755
Time deposits	363,327	360,737

	$1,152,714	$1,088,092

The following is a summary of maturities of time deposits as of December 31, 2014:

(Dollars in thousands)
2015	$235,110
2016	60,847
2017	30,789
2018	20,099
2019	16,482

Total	$363,327

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Time deposits	$3,635	$3,283	$3,762
N.O.W.	259	248	209
Money market	314	297	137
Savings	256	227	273

	$4,464	$4,055	$4,381

Deposits from related parties held by the Bank as of December 31, 2014 and 2013 amounted to $3.7 million and $3.1 million, respectively.

As of December 31, 2014 and 2013, time deposits include $144.1 million and $157.0 million, respectively, of certificates of deposit with a minimum balance of $100 thousand. As of December 2014, time deposits include $48.4 million of certificates of deposit with a minimum balance of $250 thousand. Generally, deposits in excess of $250 thousand are not federally insured.

The aggregate amount of brokered time deposits as of December 31, 2014 and 2013 was $51.1 million and $20.8 million, respectively. Brokered time deposits of $51.1 million are not included in time deposits accounts in denominations of $100 thousand or more, or $250 thousand or more, above.

NOTE 8. Federal Home Loan Bank Advances and Letters of Credit:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2014 are summarized as follows:

(Dollars in thousands)
2015	$95,992
2016	15,000
2018	30,000

$140,992

As of December 31, 2014, the following advances from the FHLB were redeemable at par at the option of the FHLB (dollars in thousands):

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
April 30, 2018	January 28, 2015 and quarterly thereafter	$10,000
October 24, 2018	October 24, 2015	$10,000
October 24, 2018	October 24, 2015	$10,000

As of December 31, 2014, the Company had a $1.0 million putable advance (Knock-out Advance) from the FHLB which matures on September 1, 2015, and has a fixed interest rate of 4.13%. The FHLB will require that this borrowing become due immediately upon its Strike Date (next strike date is March 2, 2015 and quarterly thereafter) if the three month LIBOR equals or exceeds the Strike Rate of 6.75%. As of December 31, 2014, the three month LIBOR was at 0.26%.

At December 31, 2014, the interest rates on FHLB advances ranged from 0.0028% to 4.13%. The weighted average interest rate at December 31, 2014 was 0.90%.

At December 31, 2014, the Company had $44.2 million of stand-by letters of credit issued by the FHLB to secure customer deposits.

Borrowings, including letters of credit, from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase as of December 31, 2014 and 2013 are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government agencies. The securities were held in the Bank’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 10. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Current tax expense	$2,410	$2,535	$3,205
Deferred tax expense	1,154	592	479

Total income tax expense	$3,564	$3,127	$3,684

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2014	2013	2012
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0
Increase (decrease) in tax resulting from:
Tax-exempt income	(5.7)	(6.8)	(5.5)
Dividends received deduction	(0.1)	(1.0)	(1.2)
Federal tax credits	(2.4)	(0.3)	(0.3)
Merger related expenses	—	2.3	2.2
Other, net	0.4	(1.1)	3.0

Effective tax rates	26.2%	27.1%	32.2%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Interest on non-performing loans	$216	$134
Allowance for loan losses	3,203	3,505
Deferred compensation	804	1,150
Deferred retirement expense	1,478	1,330
Restricted stock awards	37	26
Accrued directors fees	16	21
Accrued group health contingency	12	32
Write-down of securities	—	48
Net unrealized loss on available-for-sale securities	224	784
Unrecognized employee benefits under ASC 715-10	1,966	1,113
Other	275	—

Gross deferred tax assets	8,231	8,143

Deferred tax liabilities:
Deferred loan costs, net of fees	(1,621)	(1,485)
Prepaid pension	(1,662)	(1,643)
Accelerated depreciation	(805)	(721)
Purchased goodwill	(3,729)	(3,447)
Mortgage servicing rights	(864)	(1,002)
Core deposit intangibles and other market value adjustments	(2,313)	(1,984)
Other	(259)	(168)

Gross deferred tax liabilities	(11,253)	(10,450)

Net deferred tax liability	$(3,022)	$(2,307)

During 2013, the Company acquired CHC. Upon acquisition, deferred taxes were decreased by $1.3 million due to existing deferred taxes and acquisition accounting adjustments.

During 2013, the Company acquired Central Financial Corporation. Upon acquisition, deferred taxes were increased by $691 thousand due to existing deferred taxes and acquisition accounting adjustments. Deferred taxes were subsequently increased by $146 thousand in 2014 due to post-acquisition goodwill adjustments.

During 2012, the Company acquired The Nashua Bank. Upon acquisition, deferred taxes were decreased by $223 thousand due to existing deferred taxes and acquisition accounting adjustments.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

NOTE 11. Stock compensation plans:

During December 31, 2014, the Company had two fixed stock-based employee compensation plans, the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan” and collectively, the “Plans”).

As of December 31, 2014, 410,000 shares were available to be granted under the 2014 Plan in the form of grants of options or shares of restricted stock. As of December 31, 2014, there were 113,500 options and 44,600 restricted stock non-vested awards outstanding under the 2004 Plan. There are currently no outstanding options under the 2014 Plan.

Under the 2004 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options were exercisable immediately upon grant. No modifications have been made to the terms of the option agreements.

A summary of the options issued pursuant to the Plans as of December 31, 2014, 2013 and 2012 and changes during the years ending on those dates is presented below:

	2014		2013		2012
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	123,000	$13.38	245,000	$13.23	304,042	$12.66
Forfeited	(2,500)	13.25	(18,600)	13.15	(19,000)	12.74
Exercised	(7,000)	13.25	(103,400)	13.07	(40,042)	9.13

Outstanding at end of year	113,500	$13.39	123,000	$13.38	245,000	$13.23

Options exercisable at year-end	113,500		123,000		245,000
Weighted-average fair value of options granted during the year	—		—		—

The following table summarizes information about fixed stock options outstanding as of December 31, 2014:

Options Outstanding and Exercisable
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$13.25	106,000	0.9 years
15.30	7,500	1.1 years

$13.39	113,500	0.9 years

The Company granted 15,000 shares of restricted stock to ten directors effective May 1, 2014. The restricted stock was granted under the 2004 Plan and awards directors shares of restricted common stock of the Company. The restricted stock vests ratably over a five year period beginning on April 30, 2015. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $14.75 per share and amounted to $30 thousand for the year ending December 31, 2014. The remaining unrecognized compensation expense at December 31, 2014 of $192 thousand will be recognized over the next 4.3 years.

The Company granted 1,500 shares of restricted stock to one director effective May 1, 2014 under the 2004 Plan. The restricted stock was immediately vested on the grant date. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $14.75 per share and amounted to $22 thousand for the year ending December 31, 2014.

The Company granted a total of 4,500 shares of restricted stock to a non-executive employee effective March 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five year period beginning on March 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $13.50 per share and amounted to $12 thousand for the year ending December 31, 2014 and $10 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2014 of $38 thousand will be recognized over the next 3.2 years.

The Company granted a total of 10,000 shares of restricted stock to the Executive Chairman effective May 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five year period beginning on May 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $12.81 per share and amounted to $26 thousand for the year ending December 31, 2014 and $17 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2014 of $85 thousand will be recognized over the next 3.3 years.

The Company granted a total of 35,000 shares of restricted stock to seven directors effective June 14, 2012. The restricted stock was granted under the 2004 Plan and awards directors shares of restricted common stock of the Company. In 2012, 5,000 shares of the awarded restricted stock shares were forfeited, leaving 30,000 shares of restricted stock outstanding at December 31, 2014. The restricted stock vests ratably over a five year period beginning on June 13, 2013. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $12.56 per share and amounted to $75 thousand for the years ending December 31, 2014 and December 31, 2013, and $38 thousand for the year ending December 31, 2012. The remaining unrecognized compensation expense at December 31, 2014 of $188 thousand will be recognized over the next 2.5 years.

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

The following tables set forth information about the plan for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	2014	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,961	$7,507	$6,560
Interest cost	341	332	338
Actuarial loss (gain)	2,069	(648)	838
Benefits paid	(247)	(220)	(229)
Settlements	(150)	(10)	—

Benefit obligation at end of year	8,974	6,961	7,507

Change in plan assets:
Plan assets at estimated fair value at beginning of year	8,186	7,361	6,828
Actual return on plan assets	390	1,055	756
Benefits paid	(247)	(220)	(229)
Settlements	(150)	(10)	—
Contributions	—	—	6

Fair value of plan assets at end of year	8,179	8,186	7,361

Funded status	$(795)	$1,225	$(146)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $5.0 million and $2.8 million as of December 31, 2014 and 2013, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 4.24% and 0%, respectively, at December 31, 2014, 5.00% and 0%, respectively, at December 31, 2013, and 4.50% and 0%, respectively, at December 31, 2012.

The accumulated benefit obligation for the defined benefit pension plan was $9.0 million and $7.0 million at December 31, 2014 and 2013, respectively.

Components of net periodic (benefit) cost and other comprehensive loss (income) for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Interest cost on benefit obligation	$341	$332	$338
Expected return on assets	(646)	(579)	(536)
Amortization of unrecognized actuarial loss	173	303	258

Net periodic (benefit) cost	(132)	56	60

Other changes in plan assets and benefit obligations recognized as other comprehensive loss (income), before tax effect:
Actuarial loss (gain)	2,325	(1,124)	618
Amortization of unrecognized actuarial loss	(173)	(303)	(258)

Total recognized as other comprehensive loss (income)	2,152	(1,427)	360

Total recognized as net periodic (benefit) cost and other comprehensive loss (income)	$2,020	$(1,371)	$420

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefit over the year ended December 31, 2015 is $355 thousand.

For the years ended December 31, 2014, 2013 and 2012, the assumptions used to determine the net period pension cost are as follows:

	2014	2013	2012
Discount rate	5.00%	4.50%	5.25%
Increase in future compensation levels	—	—	—
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The Company has examined the historical benchmarks for returns in each asset class in its portfolio, and based on the target asset mix has developed a weighted-average expected return for the portfolio as a whole, partly taking into consideration forecasts of long-term expected inflation rates of 2.5%. The long-term rate of return used by the Company is 8.0%. This rate was determined by adding the expected inflation rates to the weighted sum of the expected long-term return on each asset allocation.

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2014, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2014:
U.S. equity securities	$868	$473	$395	$—
Registered investment companies (a)	7,271	7,271	—	—
Money market	40	40	—	—

Totals	$8,179	$7,784	$395	$—

(a)	Includes 52% invested in fixed income funds and 48% invested in equity and index funds.

The Company’s pension plan assets measured at fair value at December 31, 2013, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2013:
U.S. equity securities	$857	$462	$395	$—
Registered investment companies (a)	7,184	7,184	—	—
Money market	145	145	—	—

Totals	$8,186	$7,791	$395	$—

(a)	Includes 53% invested in fixed income funds and 47% invested in equity and index funds.

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

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2014 and 2013. The fair values of the shares on those dates were $473 thousand (5.8% of total plan assets) and $462 thousand (5.6% of total plan assets), respectively.

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

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	38-58%
Fixed income	42-62%

The Company does not expect to contribute to the defined benefit pension plan in 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollars in thousands)
2015	$345
2016	346
2017	374
2018	391
2019	412
Years 2020-2024	2,348

Defined Contribution Plan

The Bank sponsors a Profit Sharing—Stock Ownership Plan. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

For 2014, 2013 and 2012, participating employees’ contributions totaled $1.0 million, $954 thousand and $812 thousand, respectively. The Bank made contributions totaling $828 thousand for 2014, $802 thousand for 2013 and $652 thousand for 2012. A participant’s retirement benefit will depend on the amount of the contributions to the Plan together with the gains or losses on the investments.

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

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $4.8 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively. Expense recorded under these agreements was $939 thousand and $690 thousand in 2014 and 2013, respectively. $166 thousand was paid to retired executives and one active employee in 2014 per the agreements, $219 thousand was paid to retired executives and one active employee in 2013 and $45 thousand was paid to a retired executive in 2012.

Effective as of June 1, 2012, the Company and the Bank entered into an employment agreement (“the Agreement”) with the President and Chief Executive Officer of the Company. The Agreement has an initial term of three years and will automatically extend annually for one year unless either the Company or the President gives contrary written notice in advance. The Agreement provides for a guaranteed minimum salary and certain benefits.

In the event of voluntary termination without cause or voluntary termination with good reason, the executive is entitled to receive a severance benefit equal to a lump sum payment equal to salary and bonus which the executive would have received had he continued to work for the remaining unexpired term; and certain other benefits per the Agreement.

Upon a Change in Control, as defined in the Agreement, the executive will receive the severance benefits described above with such benefits being calculated as if the remaining unexpired term of the agreement was three years.

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

In 2008, the Company adopted ASC 715, “Compensation—Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $457 thousand at December 31, 2014 and $364 thousand at December 31, 2013. The Company recorded expense under this arrangement of $93 thousand in 2014, $14 thousand in 2013 and $15 thousand in 2012.

NOTE 13. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2014, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between March 31, 2015 and July 31, 2024. The total minimum rent commitments due in future periods under these existing agreements are as follows as of December 31, 2014:

(Dollars in thousands)
2015	$655
2016	562
2017	463
2018	403
2019	341
Thereafter	590

Total minimum lease payments	$3,014

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $758 thousand, $603 thousand and $506 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 14. Fair value measurements:

ASC 820-10, “Fair Value Measurement—Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2014 and 2013. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2014.

The Company’s investments in marketable equity securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2014:
U.S. Treasury notes	$40,123	$—	$40,123	$—
Government-sponsored enterprise bonds	7,265	—	7,265	—
Mortgage-backed securities	58,280	—	58,280	—
Municipal bonds	9,596	—	9,596	—
Other bonds and debentures	126	—	126	—
Equity securities	308	308	—	—

Totals	$115,698	$308	$115,390	$—

December 31, 2013:
U.S. Treasury notes	$50,016	$—	$50,016	$—
Government-sponsored enterprise bonds	7,160	—	7,160	—
Mortgage-backed securities	46,647	—	46,647	—
Municipal bonds	20,106	—	20,106	—
Other bonds and debentures	275	—	275	—
Equity securities	1,034	1,034	—	—

Totals	$125,238	$1,034	$124,204	$—

The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2014 and 2013 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2014:
Impaired loans	$997	$—	$—	$997
Other real estate owned	251	—	—	251

Totals	$1,248	$—	$—	$1,248

December 31, 2013:
Impaired loans	$2,321	$—	$—	$2,321
Other real estate owned	1,343	—	—	1,343

Totals	$3,664	$—	$—	$3,664

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	December 31, 2014
	Carrying Amount	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,120	$51,120	$—	$—	$51,120
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	115,698	308	115,390	—	115,698
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,000	—	2,029	—	2,029
Loans, net	1,206,845	—	—	1,205,578	1,205,578
Investment in unconsolidated subsidiaries	620	—	—	400	400
Accrued interest receivable	2,576	2,576	—	—	2,576
Financial liabilities:
Deposits	1,152,714	—	1,154,466	—	1,154,466
FHLB advances	140,992	—	141,746	—	141,746
Securities sold under agreements to repurchase	16,756	16,756	—	—	16,756
Subordinated debentures	37,620	—	—	29,909	29,909

	December 31, 2013
	Carrying Amount	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$33,578	$33,578	$—	$—	$33,578
Interest-bearing time deposits with other banks	1,743	—	1,743	—	1,743
Securities available-for-sale	125,238	1,034	124,204	—	125,238
Federal Home Loan Bank stock	9,760	9,760	—	—	9,760
Loans held-for-sale	680	—	683	—	683
Loans, net	1,134,110	—	—	1,136,761	1,136,761
Investment in unconsolidated subsidiaries	620	—	—	587	587
Accrued interest receivable	2,628	2,628	—	—	2,628

Financial liabilities:
Deposits	1,088,092	—	1,091,419	—	1,091,419
FHLB advances	121,734	—	123,166	—	123,166
Securities sold under agreements to repurchase	27,885	27,885	—	—	27,885
Subordinated debentures	20,620	—	—	19,519	19,519

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries, which is included in other assets. Accounting policies related to financial instruments are described in Note 1.

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

On October 25, 2013, the Company acquired a 100% ownership interest in Central Financial Corporation. Costs to acquire consisted of 1,087,416 shares issued with a market value of $14.70 per share for a total acquisition cost of $16 million. Goodwill recognized amounted to $4.6 million and of that total, none is deductible for tax purposes. The Company acquired Central Financial Corporation to solidify its presence in Vermont, doubling the number of banking offices with the single acquisition to serve present and future customers.

A summary of the fair values of assets acquired and liabilities assumed at the date of the acquisitions is as follows:

	Central Financial	Charter Holding
(Dollars in thousands)	Corporation	Corporation
Cash and due from banks	$17,512	$3,095
Interest-bearing time deposits with other banks	1,992
Federal Home Loan Bank stock	467	—
Securities available-for-sale	6,494	633
Loans, net	127,721	—
Other real estate owned	1,477	—
Premises and equipment	2,532	1,365
Other assets and accrued interest receivable	1,669	1,411

Total assets acquired	159,864	6,504

Total deposits	149,684	—
Securities sold under agreements to repurchase	2,602	—
Accrued expenses and other liabilities	791	2,706

Total liabilities assumed	153,077	2,706

Net assets acquired	6,787	3,798
Goodwill	4,630	4,566
Core deposit intangible asset	4,568	—
Customer list intangible asset	—	4,036

Total purchase price	$15,985	$12,400

On December 21, 2012, the Company acquired The Nashua Bank. Costs to acquire consisted of cash of $3.7 million, 1,153,544 shares issued ($12.76 market value per share, or $14.7 million) and preferred stock assumed of $3.0 million for a total acquisition cost of $21.4 million. Goodwill recognized amounted to $6.7 million and of that total, none is deductible for tax purposes.

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

The following pro forma information assumes that the acquisitions had occurred at the beginning of each of the periods presented.

(Dollars in thousands, except per share data)	2013	2012
Total revenue	$65,880	$67,299
Net income	$10,219	$9,345
Net income available to common shareholders	$9,903	$8,649
Earnings per share:
Basic	$1.21	$1.05
Diluted	$1.21	$1.05

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 16. Stockholders’ equity:

Liquidation account—On May 22, 1986, the Lake Sunapee Bank, FSB received approval from the FHLB and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4.3 million (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2014.

Dividends—The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction—In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2014, includes $2.1 million for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 17. Earnings per share (EPS):

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income	Shares	Per-Share
(Dollars in thousands, except for per share data):	(Numerator)	(Denominator)	Amount
Year ended December 31, 2014
Basic EPS
Net income as reported	$10,040
Preferred stock dividend earned	(230)

Net income available to common stockholders	9,810	8,235,213	$1.19
Effect of dilutive securities, options	—	11,315

Diluted EPS
Income available to common stockholders and assumed conversions	$9,810	8,246,528	$1.19

Year ended December 31, 2013
Basic EPS
Net income as reported	$8,414
Preferred stock dividend earned	(316)

Net income available to common stockholders	8,098	7,294,916	$1.11
Effect of dilutive securities, options	—	6,945

Diluted EPS
Income available to common stockholders and assumed conversions	$8,098	7,301,861	$1.11

Year ended December 31, 2012
Basic EPS
Net income as reported	$7,759
Preferred stock dividend earned	(666)

Net income available to common stockholders	7,093	5,907,113	$1.20
Effect of dilutive securities, options	—	4,938

Diluted EPS
Income available to common stockholders and assumed conversions	$7,093	5,912,051	$1.20

NOTE 18. Other comprehensive (loss) income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss included in stockholders’ equity are as follows during the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Net unrealized holding gains (losses) on available-for-sale securities	$2,367	$(2,979)	$2,942
Reclassification adjustment for realized gains in net income	(950)	(964)	(3,819)

Other comprehensive income (loss) before income tax effect	1,417	(3,943)	(877)
Income tax (expense) benefit	(560)	1,561	347

	857	(2,382)	(530)

Other comprehensive (loss) income—pension plan (See Note 12)	(2,152)	1,427	(360)
Income tax benefit (expense)	853	(567)	143

	(1,299)	860	(217)

Change in fair value of derivatives used for cash flow hedges	—	166	302
Income tax expense	—	(65)	(120)

	—	101	182

Other comprehensive income—equity investment	—	12	8
Reclassification adjustment for realized gains in net income	—	(44)	—

Other comprehensive (loss) income before income tax effect	—	(32)	8
Income tax benefit (expense)	—	—	—

	—	(32)	8

Other comprehensive loss, net of tax effect	$(442)	$(1,453)	$(557)

Accumulated other comprehensive loss consists of the following as of December 31:

(Dollars in thousands)	2014	2013	2012
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(341)	$(1,198)	$1,184
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,998)	(1,699)	(2,559)
Unrecognized net loss, derivative, net of tax	—	—	(101)
Unrecognized net income, equity investment, net of tax	—	—	32

Accumulated other comprehensive loss	$(3,339)	$(2,897)	$(1,444)

Realized gains and losses on securities are identified on the consolidated statements of income as net gain on sales and calls of securities. Gains from the former equity investment in CHC were reported on the consolidated statements of income within remeasurement gain of equity interest in CHC. The tax effect of these realized gains and losses, if any, are included in provision for income taxes, and the after tax amount is included in the net income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk Weighted Assets	$131,597	13.28%	$79,283	8.0%	$99,103	10.0%
Tier 1 Capital to Risk Weighted Assets	122,161	12.33	39,641	4.0	59,462	6.0
Tier 1 Capital to Total Assets	122,161	8.43	57,937	4.0	72,421	5.0
As of December 31, 2013:
Total Capital to Risk Weighted Assets	$123,556	12.89%	$74,876	8.0%	$94,044	10.0%
Tier 1 Capital to Risk Weighted Assets	113,382	11.83	38,337	4.0	57,506	6.0
Tier 1 Capital to Total Assets	113,382	8.29	54,688	4.0	68,360	5.0

The following is a reconcilement of the Bank’s total equity, included in the consolidated balance sheet, to the regulatory capital ratios disclosed in the table above:

	December 31, 2014		December 31, 2013
	Tier 1	Total	Tier 1	Total
(Dollars in thousands)	Capital	Capital	Capital	Capital
Total stockholders’ equity	$172,730	$172,730	$166,183	$166,182
Accumulated other comprehensive loss	3,339	3,339	2,851	2,982
Allowable allowance for loan losses	—	9,436	—	10,043
Goodwill and intangible assets	(53,908)	(53,908)	(55,652)	(55,652)

Totals	$122,161	$131,597	$113,382	$123,555

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

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

On December 29, 2014, the Company redeemed $15.0 million of the outstanding preferred securities issued under the U.S. Treasury’s SBLF program. The redemption was funded with the proceeds of the $17.0 million private placement of subordinated notes, which the Company completed in October 2014, as described in Note 2. At December 31, 2014, $8.0 million of preferred securities are outstanding under the SBLF program. The Company anticipates redeeming the preferred securities on or before first quarter 2016 when the dividend on such securities is scheduled to increase from 1% to 9%.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2014 and 2013, the maximum potential amount of the Company’s obligation was $1.1 million for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

(Dollars in thousands)	2014	2013
Commitments to extend credit	$25,503	$20,793

Letters of credit	$1,146	$1,065

Lines of credit	$119,901	$122,031

Unadvanced portion of construction loans	$12,560	$23,320

NOTE 22. Goodwill and intangible assets:

The following table represents the Company’s goodwill and intangible assets by related acquisition at December 31, 2014:

(Dollars in thousands)	Goodwill	Intangible Assets	Goodwill and Intangible Assets
Landmark Bank	$2,472	$—	$2,472
New London Trust	9,668	—	9,668
First Brandon	7,503	191	7,694
First Community	7,651	95	7,746
McCrillis & Eldredge	1,356	398	1,754
The Nashua Bank	6,786	1,366	8,152
Charter Holding Corporation	4,760	3,374	8,134
Central Financial Corporation	4,380	3,908	8,288

Total	$44,576	$9,332	$53,908

The Company evaluated its goodwill and intangible assets as of December 31, 2014 and 2013 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount
December 31, 2014:
Core deposit intangible-First Brandon	$2,476	$2,285	$191
Core deposit intangible-First Community	992	897	95
Customer list intangible-McCrillis & Eldredge	629	231	398
Core deposit intangible—The Nashua Bank	2,086	720	1,366
Customer list intangible-Charter Holding Corporation	4,036	662	3,374
Core deposit intangible-Central Financial Corporation	4,568	660	3,908

Total	$14,787	$5,455	$9,332

December 31, 2013:
Core deposit intangible-First Brandon	$2,476	$2,131	$345
Core deposit intangible-First Community	992	830	162
Customer list intangible-McCrillis & Eldredge	629	164	465
Core deposit intangible—The Nashua Bank	2,086	379	1,707
Customer list intangible-Charter Holding Corporation	4,036	168	3,868
Core deposit intangible-Central Financial Corporation	4,568	95	4,473

Total	$14,787	$3,767	$11,020

Aggregate amortization expense for core deposit intangibles was $1.1 million in 2014, $759 thousand in 2013 and $348 thousand in 2012. Amortization for core deposit intangibles is being calculated on the sum-of-the-years digits method over periods ranging from ten through fifteen years. Aggregate amortization expense for customer list intangibles was $561 thousand in 2014, $241 thousand in 2013 and $77 thousand in 2012. Amortization for customer list intangibles is being calculated on the sum-of-the-years digits method over 15 years.

Estimated amortization expense for each of the five years succeeding 2014 is as follows:

(Dollars in thousands)
2015	$1,510
2016	1,332
2017	1,154
2018	1,007
2019	892

NOTE 23. Operating Segments:

The Company has two reportable operating segments: Banking, which includes the activities of the Bank and its subsidiaries, excluding CHC, and Wealth Management, which includes the activities of CHC and its subsidiaries. New Hampshire Thrift Bancshares, Inc. operates as the parent company of the Bank and its subsidiaries and all financial activity between them is eliminated.

The accounting policies of each reportable segment are the same as those of the Company. Income tax expense for the individual segments is calculated based on the activity of the segments. CHC was acquired on September 4, 2013 and did not meet the requirements for disclosure of a reportable segment for the year ended December 31, 2013. There were no other reportable operating segments for the year ended December 31, 2012.

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2014
Net interest and dividend income (expense)	$42,757	$7	$(835)	$—	$41,929
Provision for loan losses	905	—	—	—	905
Non-interest income	10,810	8,416	6,993	(6,993)	19,226
Non-interest expense	38,865	7,035	746	—	46,646

Income before provision for income taxes	13,797	1,388	5,412	(6,993)	13,604
Provision for income taxes	3,704	488	(628)	—	3,564

Net income	$10,093	$900	$6,040	$(6,993)	$10,040

Total Assets	$1,480,357	$18,325	$177,837	$(172,733)	$1,503,786

NOTE 24. Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for New Hampshire Thrift Bancshares, Inc. (“Parent Company Only”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2014	2013
ASSETS
Cash	$3,079	$2,589
Investment in subsidiary, Lake Sunapee Bank	172,730	166,182
Investment in affiliate, NHTB Capital Trust II	310	310
Investment in affiliate, NHTB Capital Trust III	310	310
Deferred expenses	818	218
Advances to Lake Sunapee Bank	68	28
Other assets	522	429

Total assets	$177,837	$170,066

LIABILITIES
Subordinated debentures	$37,620	$20,620
Other liabilities	381	189

Total liabilities	38,001	20,809
STOCKHOLDERS’ EQUITY
Stockholders’ equity	139,836	149,257

Total liabilities and stockholders’ equity	$177,837	$170,066

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2014	2013	2012
Dividends from subsidiary, Lake Sunapee Bank	$4,000	$4,000	$—
Dividends from subsidiaries, NHTB Capital Trust II and III	20	19	20
Interest expense on subordinated debentures	855	806	1,027
Interest expense on other borrowings	—	—	2
Net operating loss including tax benefit	(118)	(796)	(840)

Income (loss) before equity in undistributed earnings of subsidiaries	3,047	2,417	(1,849)
Equity in undistributed earnings of subsidiaries	6,993	5,997	9,608

Net income	$10,040	$8,414	$7,759

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$10,040	$8,414	$7,759
Decrease (increase) in other assets	31	(16)	1
Increase (decrease) in accrued interest payable and other liabilities	164	(397)	345
(Increase) decrease in taxes receivable	(113)	(87)	97
Deferred tax benefit	(11)	(11)	(15)
Tax benefit for stock options and awards	(2)	(30)	(25)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	20	11	11
Stock award expense	165	103	38
Equity in undistributed earnings of subsidiaries	(6,993)	(5,997)	(9,608)

Net cash provided by (used in) operating activities	3,301	1,990	(1,397)

Cash flows from investing activities:
Investment in subsidiary, Lake Sunapee Bank	3	(15,884)	(10,364)
Net change in advances to subsidiary, Lake Sunapee Bank	(40)	45	(30)

Net cash used in investing activities	(37)	(15,839)	(10,394)

Cash flows from financing activities:
Proceeds from exercise of stock options	92	514	365
Assumption of preferred stock	—	—	3,000
Issuance of subordinated debt, net of issuance costs	16,380
Issuance of common stock through dividend reinvestment plan contributions	109	202	—
Redemption of preferred stock	(15,000)	—	—
Acquisition of Central Financial Corporation	—	15,985	—
Acquisition of The Nashua Bank	—	—	14,632
Purchase of warrants	—	—	(737)
Repayment of note payable	—	—	(543)
Tax benefit for stock options and awards	2	30	25
Dividends paid on preferred stock	(230)	(316)	(848)
Dividends paid on common stock	(4,127)	(3,684)	(3,052)

Net cash (used in) provided by financing activities	(2,774)	12,731	12,842

Net increase (decrease) in cash	490	(1,118)	1,051
Cash, beginning of year	2,589	3,707	2,656

Cash, end of year	$3,079	$2,589	$3,707

The parent company only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and are therefore not reprinted here.

NOTE 25. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2014 and 2013 follows:

	(In thousands, except earnings per share)
	2014 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$11,880	$12,254	$12,319	$12,275
Interest expense	1,627	1,591	1,689	1,892

Net interest and dividend income	10,253	10,663	10,630	10,383
Provision for loan losses	—	709	27	169
Noninterest income	4,382	5,072	4,868	4,904
Noninterest expense	11,593	11,690	11,458	11,905

Income before income taxes	3,042	3,336	4,013	3,213
Income tax expense	899	994	1,309	362

Net income	$2,143	$2,342	$2,704	$2,851

Net income available to common stockholders	$2,085	$2,284	$2,646	$2,795

Basic earnings per common share	$0.25	$0.28	$0.32	$0.34

Earnings per common share, assuming dilution	$0.25	$0.28	$0.32	$0.34

	(In thousands, except earnings per share)
	2013 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$9,857	$9,532	$9,573	$11,314
Interest expense	1,709	1,717	1,500	1,571

Net interest and dividend income	8,148	7,815	8,073	9,743
Provision for loan losses	414	162	118	268
Noninterest income	3,180	3,392	4,541	4,575
Noninterest expense	8,031	8,269	9,509	11,155

Income before income taxes	2,883	2,776	2,987	2,895
Income tax expense	831	981	415	900

Net income	$2,052	$1,795	$2,572	$1,995

Net income available to common stockholders	$1,911	$1,735	$2,514	$1,937

Basic earnings per common share	$0.27	$0.25	$0.35	$0.24

Earnings per common share, assuming dilution	$0.27	$0.25	$0.35	$0.24

NOTE 26. Subsequent Events

On January 8, 2015, the Company declared a regular quarterly cash dividend of $0.13 per share, payable January 30, 2015 to stockholders of record as of January 23, 2015.

NOTE 27. Reclassification

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Hampshire Thrift Bancshares, Inc.

By:	/s/ Stephen R. Theroux	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Stephen R. Theroux

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2015.

Name	Title

/s/ Stephen W. Ensign Stephen W. Ensign	Executive Chairman of the Board

/s/ Stephen R. Theroux Stephen R. Theroux	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Laura Jacobi Laura Jacobi	First Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Leonard R. Cashman Leonard R. Cashman	Director

/s/ Steven H. Dimick Steven H. Dimick	Director

/s/ Catherine A. Feeney Catherine A. Feeney	Director

/s/ Stephen J. Frasca Stephen J. Frasca	Director

Name	Title

/s/ William C. Horn William C. Horn	Director

/s/ Peter R. Lovely Peter R. Lovely	Director

/s/ Jack H. Nelson Jack H. Nelson	Director

/s/ John P. Stabile II John P. Stabile II	Director

/s/ Joseph B. Willey Joseph B. Willey	Director

Exhibit Index

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

2.2	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013).

2.3	Agreement and Plan of Merger, dated April 3, 2013, by and between the Company and Central Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture issued by the Company to U.S. Bank National Association dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to NHTB’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

10.1*	Profit Sharing-Stock Ownership Plan of the Bank (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended, filed with the SEC on November 5, 1996).

Exhibit No.	Description

10.2	Guarantee Agreement by and between the Company and U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

10.3	Guarantee Agreement by and between the Company and U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

10.4	Subordinated Note Purchase Agreement by and among the Company and the noteholders named therein, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

10.5*	The Company’s 1998 Stock Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 6, 1998).

10.6*	The Company’s 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2004).

10.7*	The Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.8*	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.9*	Form of Non-Qualified Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.10*	Form of Restricted Stock Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.11*	Amended and Restated Supplemental Executive Retirement Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on December 14, 2005).

10.7*	Amendment to the Supplemental Executive Retirement Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on March 14, 2006).

10.8*	Amendment to the Supplemental Executive Retirement Plan of the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.9*	Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008).

10.10*	Executive Salary Continuation Agreement between the Bank and Stephen R. Theroux (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012).

10.11*	Executive Salary Continuation Agreement between the Bank and Laura Jacobi (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.12	Small Business Lending Fund—Securities Purchase Agreement, dated as of August 25, 2011, between the Company and Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011).

Exhibit No.	Description

10.13	First Amendment to Securities Purchase Agreement, dated March 20, 2013, between the Company and Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.14*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen W. Ensign (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.15*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen W. Ensign (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.16*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Bank and Stephen R. Theroux (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.17*	Amended and Restated Employment Agreement, dated July 18, 2000, by and between the Company and Stephen R. Theroux (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.18*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen W. Ensign (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.19*	Executive Chairman Employment Agreement, effective June 1, 2012, by and between the Company and Stephen W. Ensign (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.20*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen R. Theroux (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.21*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Company and Stephen R. Theroux (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.22*	Form of One-Year Change of Control Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.23*	Consulting Services Letter Agreement by and between the Company, the Bank and Stephen W. Ensign, dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

10.24*	Three-Year Change of Control Agreement by and between the Company, the Bank and William J. McIver, dated February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

10.25*	Consulting Services Letter Agreement by and between the Company, the Bank and Steven H. Dimick, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014).

23.1	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.