Form 10-Q
period 2015-03-31
NEW HAMPSHIRE THRIFT BANCSHARES INC
filed 2015-05-11
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

Commission File Number: 000-17859

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	02-0430695
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

9 Main Street, P.O. Box 9, Newport, New Hampshire	03773
(Address of Principal Executive Offices)	(Zip Code)

(603) 863-0886

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 6, 2015 was 8,269,521.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	difficulties related to the integration of any businesses we may acquire, including Charter Trust Company; and

•	other factors detailed from time to time in our SEC filings.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$45,608	$24,957
Overnight deposits	194	26,163

Cash and cash equivalents	45,802	51,120
Interest-bearing time deposits with other banks	747	747
Securities available-for-sale	111,508	115,698
Federal Home Loan Bank stock	10,762	10,762
Loans held-for-sale	4,157	2,000
Loans receivable, net of allowance for loan losses of $9.1 million as of March 31, 2015 and $9.3 million as of December 31, 2014	1,192,647	1,206,845
Accrued interest receivable	3,236	2,576
Bank premises and equipment, net	24,448	24,391
Investments in real estate	3,500	3,533
Other real estate owned	607	251
Goodwill	44,576	44,576
Other intangible assets	8,942	9,332
Bank-owned life insurance	20,342	20,187
Due from broker	4,653	—
Other assets	11,196	11,768

Total assets	$1,487,123	$1,503,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$108,791	$117,889
Interest-bearing	1,022,434	1,034,825

Total deposits	1,131,225	1,152,714
Federal Home Loan Bank advances	140,994	140,992
Securities sold under agreements to repurchase	16,205	16,756
Subordinated debentures	37,620	37,620
Accrued expenses and other liabilities	19,706	15,868

Total liabilities	1,345,750	1,363,950

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 8,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 10,000,000 shares authorized, 8,698,607 shares issued and 8,264,278 shares outstanding at March 31, 2015, and 8,692,360 shares issued and 8,258,031 shares outstanding at December 31, 2014	87	87
Paid-in capital	86,634	86,561
Retained earnings	65,084	63,876
Unearned restricted stock awards	(586)	(598)
Accumulated other comprehensive loss	(3,095)	(3,339)
Treasury stock, 434,329 shares as of March 31, 2015 and December 31, 2014, at cost	(6,751)	(6,751)

Total stockholders’ equity	141,373	139,836

Total liabilities and stockholders’ equity	$1,487,123	$1,503,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2015	March 31, 2014
Interest and dividend income
Interest and fees on loans	$11,590	$11,350
Interest on debt securities:
Taxable	313	325
Dividends	48	35
Other	105	170

Total interest and dividend income	12,056	11,880

Interest expense
Interest on deposits	1,066	1,102
Interest on advances and other borrowed money	757	525

Total interest expense	1,823	1,627

Net interest and dividend income	10,233	10,253
Provision for loan losses	205	—

Net interest and dividend income after provision for loan losses	10,028	10,253

Noninterest income
Customer service fees	1,378	1,438
Gain on sales and calls of securities, net	373	8
Mortgage banking activities	128	131
Net loss on sales of other real estate and property owned.	(3)	(2)
Net gain on sales of premises and equipment.	—	2
Rental income	169	175
Trust and investment management fee income	2,043	2,076
Insurance commission income	523	484
Bank-owned life insurance income	146	149

Total noninterest income	4,757	4,461

Noninterest expense
Salaries and employee benefits	6,033	5,998
Occupancy and equipment	1,625	1,609
Advertising and promotion	174	161
Depositors’ insurance	238	271
Outside services	611	652
Professional services	282	272
ATM processing fees	188	221
Supplies	110	164
Telephone	269	295
Amortization of intangible assets	390	435
Other expenses	1,494	1,594

Total noninterest expense	11,414	11,672

Income before provision for income taxes	3,371	3,042
Provision for income taxes	1,068	899

Net income	$2,303	$2,143

Net income available to common stockholders	$2,283	$2,085

Earnings per common share, basic	$0.28	$0.25

Weighted average number of shares outstanding, basic	8,261,383	8,218,465
Earnings per common share, assuming dilution	$0.28	$0.25

Weighted average number of shares outstanding, assuming dilution	8,275,690	8,231,992
Dividends declared per common share	$0.13	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2015	2014
Net income	$2,303	$2,143
Net change in unrealized loss on available-for-sale securities, net of tax effect	244	454
Net change in unrecognized pension plan costs, net of tax effect	—	—

Comprehensive income	$2,547	$2,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2015	For the three months ended March 31, 2014
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred stock	—	—
Redemption of preferred stock	—	—

Balance, end of period	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$87
Issuance of common stock from dividend reinvestment plan	—	—

Balance, end of period	$87	$87

PAID-IN CAPITAL
Balance, beginning of year	$86,561	$100,961
Increase on issuance of common stock from the exercise of stock options	28	—
Issuance of common stock from dividend reinvestment plan	45	37
Restricted stock awards issued	—	—

Balance, end of period	$86,634	$100,998

RETAINED EARNINGS
Balance, beginning of year	$63,876	$58,347
Net income	2,303	2,143
Cash dividends declared, preferred stock	(20)	(58)
Cash dividends paid, common stock	(1,075)	(1,069)

Balance, end of period	$65,084	$59,363

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(598)	$(490)
Shares awarded	—	—
Shares vested	12	12

Balance, end of period	$(586)	$(478)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,339)	$(2,897)
Net change in accumulated other comprehensive loss, net of tax effect	244	454

Balance, end of period	$(3,095)	$(2,443)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,751)
Issuance of restricted stock awards	—	—
Stock options exercised from treasury stock	—	—

Balance, end of period	$(6,751)	$(6,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,303	$2,143
Depreciation and amortization	607	564
Amortization of fair value adjustments, net	67	92
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	18	3
Amortization of securities, net	74	150
Net decrease in mortgage servicing rights	238	80
Loans originated for sale	(20,931)	(4,400)
Proceeds from loans sold	18,954	4,726
Increase in cash surrender value of life insurance	(155)	(158)
Amortization of intangible assets	390	435
Provision for loan losses	205	—
(Increase) decrease in accrued interest receivable and other assets	(256)	36
Net loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	3	7
Write-down of other real estate owned	—	6
Net gain on sales and calls of securities	(373)	(8)
Net gain on sales of loans	(180)	(52)
Change in deferred loan origination fees and cost, net	48	(110)
Increase in accrued expenses and other liabilities	3,563	566

Net cash provided by operating activities	4,575	4,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	(4)	—
Capital expenditures – premises and equipment	(587)	(1,217)
Maturities of interest-bearing time deposits with other banks	—	498
Proceeds from sales and calls of securities available-for-sale	35,555	2,065
Proceeds from maturities of securities available-for-sale	45,993	40,012
Purchases of securities available-for-sale	(81,309)	(30,349)
Purchase of Federal Home Loan Bank stock	—	(58)
Loan originations and principal collections, net	13,441	(15,549)
Purchase of loans	—	(5,683)
Recoveries of loans previously charged off	15	243
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	53	176

Net cash provided by (used in) investing activities	13,157	(9,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, savings and NOW accounts	401	(19,471)
Net decrease in time deposits	(21,878)	(391)
Net decrease in securities sold under agreements to repurchase	(551)	(5,218)
Net (decrease) increase in short-term advances from Federal Home Loan Bank	(10,000)	45,000
Principal advances from Federal Home Loan Bank	20,000	—
Repayment of advances from Federal Home Loan Bank	(10,000)	(10,750)
Issuance of common stock from dividend reinvestment plan	9	2
Dividends paid on preferred stock	(20)	(58)
Dividends paid on common stock	(1,039)	(1,034)
Proceeds from exercise of stock options	28	—

Net cash (used in) provided by financing activities	(23,050)	8,080

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,318)	2,298
CASH AND CASH EQUIVALENTS, beginning of period	51,120	33,578

CASH AND CASH EQUIVALENTS, end of period	$45,802	$35,876

	For the three months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,861	$1,633

Income taxes paid	$127	$364

Loans transferred to other real estate owned	$412	$54

Due from broker	$4,653	$—

Goodwill adjustments, net	$—	$70

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW HAMPSHIRE THRIFT BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Nature of Operations

New Hampshire Thrift Bancshares, Inc. (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of the Bank, a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corporation (“LSFS”); Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company’s operations are managed along two reportable segments that represent its core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland, and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Federal Reserve Board, and the Bank is regulated by the Office of the Comptroller of the Currency.

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note B – Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, the Bank, and the Bank’s subsidiaries, M&E, Lake Sunapee Group, Inc., LSFC and Charter Holding and its subsidiaries, Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation-Overall,” these affiliates have not been included in the condensed consolidated financial statements.

Note C – Impact of New Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its condensed consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

Note D – Fair Value Measurements

In accordance with ASC 820-10, “Fair Value Measurement – Overall,” the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The Company’s equity securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Interest Rate Lock Commitments. The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close. The closing ratio is derived from the Company’s internal data and is adjusted using significant management judgment which is not observable. As such, interest rate lock commitments are classified as Level 3 measurements.

Forward Sale Commitments. The Company utilizes forward sale commitments as economic hedges against potential changes in the values of the interest rate lock commitments and loans held for sale. The fair values of the Company’s mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable and adjusted for inputs which are not observable, as discussed above. As such, best efforts and mandatory delivery forward sale commitments are classified as Level 3 measurements.

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

The following summarizes assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$65,268	$—	$65,268	$—
U.S. government-sponsored enterprise bonds	7,321	—	7,321	—
Mortgage-backed securities	28,878	—	28,878	—
Municipal bonds	9,602	—	9,602	—
Other bonds and debentures	125	—	125	—
Equity securities	314	314	—	—
Interest rate lock commitments	128	—	—	128

Totals	$111,636	$314	$111,194	$128

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$40,123	$—	$40,123	$—
U.S. government-sponsored enterprise bonds	7,265	—	7,265	—
Mortgage-backed securities	58,280	—	58,280	—
Municipal bonds	9,596	—	9,596	—
Other bonds and debentures	126	—	126	—
Equity securities	308	308	—	—

Totals	$115,698	$308	$115,390	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$128	$—	$—	$128

	$128	$—	$—	$128

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$822	$—	$—	$822
Other real estate owned	607	—	—	607

	$1,429	$—	$—	$1,429

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$997	$—	$—	$997
Other real estate owned	251	—	—	251

	$1,248	$—	$—	$1,248

There were no loans measured for impairment using the fair value of the underlying collateral at March 31, 2015. Collateral dependent loans are valued using third party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $975 thousand with a valuation allowance of $153 thousand at March 31, 2015. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2014, impaired loans had a recorded investment of $1.1 million with a valuation allowance of $67 thousand.

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014, all of which are held or issued for purposes other than trading, were as follows:

	Carrying Value	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) March 31, 2015		Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$45,802	$45,802	$—	$—	$45,802
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	111,508	314	111,194	—	111,508
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	4,157	—	4,214	—	4,214
Loans, net	1,192,647	—	—	1,197,153	1,197,153
Investment in unconsolidated subsidiaries	620	—	—	414	414
Accrued interest receivable	3,236	3,236	—	—	3,236
Interest rate lock commitments	128	—	—	128	128

Financial liabilities:
Deposits	1,131,225	—	1,133,406	—	1,133,406
Federal Home Loan Bank advances	140,994	—	141,905	—	141,905
Securities sold under agreements to repurchase	16,205	16,205	—	—	16,205
Subordinated debentures	37,620	—	—	30,872	30,872
Forward loan sale commitments	128	—	—	128	128

	Carrying Value	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2014		Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$51,120	$51,120	$—	$—	$51,120
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	115,698	308	115,390	—	115,698
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,000	—	2,029	—	2,029
Loans, net	1,206,845	—	—	1,205,578	1,205,578
Investment in unconsolidated subsidiaries	620	—	—	400	400

	Carrying Value	Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2014		Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Accrued interest receivable	2,576	2,576	—	—	2,576

Financial liabilities:
Deposits	1,152,714	—	1,154,466	—	1,154,466
Federal Home Loan Bank advances	140,992	—	141,746	—	141,746
Securities sold under agreements to repurchase	16,756	16,756	—	—	16,756
Subordinated debentures	37,620	—	—	29,909	29,909

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the 12 month period ended December 31, 2014.

Note E – Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands) March 31, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$65,405	$—	$137	$65,268
U.S. government-sponsored enterprise bonds	7,354	2	35	7,321
Mortgage-backed securities	28,982	53	157	28,878
Municipal bonds	9,559	125	82	9,602
Other bonds and debentures	112	13	—	125
Equity securities	258	57	1	314

Total available-for-sale	$111,670	$250	$412	$111,508

(Dollars in thousands) December 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale	$116,263	$280	$845	$115,698

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of March 31, 2015:

(Dollars in thousands)	Fair Value

U.S. Treasury notes	$35,000
Municipal bonds	2,852

Total due in less than one year	$37,852

U.S. Treasury notes	$30,268
U.S. government-sponsored enterprise bonds	6,969
Municipal bonds	3,136
Other bonds and debentures	97

Total due after one year through five years	$40,470

U.S. government-sponsored enterprise bonds	$184
Municipal bonds	2,404

Total due after five years through ten years	$2,588

U.S. government-sponsored enterprise bonds	$168
Municipal bonds	1,210
Other bonds and debentures	28

Total due after ten years	$1,406

For the three months ended March 31, 2015, the proceeds from sales of securities available-for-sale were $35.6 million. Gross gains of $373 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $148 thousand. For the three months ended March 31, 2014, the proceeds from sales of securities available-for-sale were $96 thousand. Gross gains of $8 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $3 thousand. Securities, carried at $102.9 million and $115.1 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of March 31, 2015 and December 31, 2014, respectively.

Note F – Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or more, and are not other than temporarily impaired, are as follows as of March 31, 2015:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$10,078	$2	$20,190	$135	$30,268	$137
U.S. government-sponsored enterprise bonds	—	—	7,137	35	7,137	35
Mortgage-backed securities	741	5	13,308	152	14,049	157
Municipal bonds	1,298	2	2,254	80	3,552	82
Equity securities	34	1	—	—	34	1

Total temporarily impaired securities	$12,151	$10	$42,889	$402	$55,040	$412

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on these debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not feel the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

Note G – Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$581,688	$53,801	$635,489
Home equity	62,796	5,742	68,538
Commercial	241,299	71,226	312,525
Construction	38,436	1,425	39,861

	924,219	132,194	1,056,413
Commercial and municipal loans	120,771	12,257	133,028
Consumer loans	6,790	1,513	8,303

Total loans	1,051,780	145,964	1,197,744
Allowance for loan losses	(9,088)	—	(9,088)
Deferred loan origination costs, net	3,991	—	3,991

Loans receivable, net	$1,046,683	$145,964	$1,192,647

	December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$592,386	$53,304	$645,690
Home equity	63,176	6,027	69,203
Commercial	235,640	77,377	313,017
Construction	34,988	1,457	36,445

	926,190	138,165	1,064,355
Commercial and municipal loans	125,161	13,414	138,575
Consumer loans	7,438	1,712	9,150

Total loans	1,058,789	153,291	1,212,080
Allowance for loan losses	(9,269)	—	(9,269)
Deferred loan origination costs, net	4,034	—	4,034

Loans receivable, net	$1,053,554	$153,291	$1,206,845

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) March 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(135)	—	—	(247)	(66)	—	(448)
Recoveries	5	—	—	6	51	—	62
(Benefit) provision	(52)	(392)	113	151	5	380	205

Ending balance, March 31, 2015	$4,581	$2,332	$1,104	$545	$76	$450	$9,088

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, March 31, 2015	$—	$—	$—	$—	$—	$—	$—

	Real Estate
(Dollars in thousands) March 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Originated:
Individually evaluated for impairment	$150	$3	$—	$—	$—	$—	$153
Collectively evaluated for impairment	4,431	2,329	1,104	545	76	450	8,935
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, March 31, 2015	$4,581	$2,332	$1,104	$545	$76	$450	$9,088

Loans:
Originated:
Individually evaluated for impairment	$5,722	$5,613	$455	$661	$—	$—	$12,451
Collectively evaluated for impairment	638,762	235,686	37,981	120,110	6,790	—	1,039,329
Acquired loans (Discounts related to Credit Quality)	59,543	71,226	1,425	12,257	1,513	—	145,964

Total loans ending balance, March 31, 2015	$704,027	$312,525	$39,861	$133,028	$8,303	$—	$1,197,744

	Real Estate
(Dollars in thousands) December 31, 2014	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2013	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(681)	(533)	—	(445)	(219)	—	(1,878)
Recoveries	314	1	—	57	113	—	485
(Benefit) provision	(255)	1,113	638	(538)	117	(170)	905

Ending balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269

Acquired:
Beginning balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$50	$17	$—	$—	$—	$—	$67
Collectively evaluated for impairment	4,713	2,707	991	635	86	70	9,202
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269

Loans:
Originated:
Individually evaluated for impairment	$5,965	$8,110	$1,163	$880	$—	$—	$16,118
Collectively evaluated for impairment	649,597	227,530	33,825	124,281	7,438	—	1,042,671
Acquired loans (Discounts related to Credit Quality)	59,331	77,377	1,457	13,414	1,712	—	153,291

Total loans ending balance, December 31, 2014	$714,893	$313,017	$36,445	$138,575	$9,150	$—	$1,212,080

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	March 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$3,041	$241	$1,225	$4,507	$1,993
Home equity	434	59	125	618	125
Commercial	3,064	583	583	4,230	2,089
Construction	27	—	—	27	—
Commercial and municipal	36	83	273	392	324
Consumer	11	2	13	26	—

Total	$6,613	$968	$2,219	$9,800	$4,531

Acquired:
Real estate:
Conventional	$450	$654	$922	$2,026	$1,046
Commercial	655	236	697	1,588	1,780
Commercial and municipal	—	10	405	415	405
Consumer	27	14	—	41	—

Total	$1,132	$914	$2,024	$4,070	$3,231

	December 31, 2014
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$2,639	$810	$1,080	$4,529	$1,577
Home equity	60	31	181	272	181
Commercial	1,683	365	672	2,720	2,290
Construction	—	28	—	28	—
Commercial and municipal	304	48	330	682	659
Consumer	34	6	—	40	—

Total	$4,720	$1,288	$2,263	$8,271	$4,707

Acquired:
Real estate:
Conventional	$907	$589	$352	$1,848	$849
Commercial	545	1,107	671	2,323	1,636
Construction	—	—	15	15	15
Commercial and municipal	1	415	—	416	120
Consumer	37	15	—	52	—

Total	$1,490	$2,126	$1,038	$4,654	$2,620

Loans past due 90 days or more and still accruing interest was $76 thousand as of March 31, 2015. There were no loans past 90 days and still accruing as of December 31, 2014.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of March 31, 2015 and December 31, 2014 based on payment performance status:

	March 31, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,302	$2,911	$455	$56	$6,724
Non-performing	1,052	2,019	—	406	3,477

Total	$4,354	$4,930	$455	$462	$10,201

	December 31, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,359	$4,183	$1,148	$101	$8,791
Non-performing	882	1,015	—	358	2,255

Total	$4,241	$5,198	$1,148	$459	$11,046

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the three month period ending March 31, 2015, certain loan modifications were executed that constituted TDRs. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the three months ended March 31, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Total
Real estate:
Conventional	$80	$160	$243	$—	$483
Commercial and municipal	—	—	—	7	7

Total TDRs	$80	$160	$243	$7	$490

The following table presents pre-modification balance information on how loans were modified as TDRs during the 12 months ended December 31, 2014:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
Real estate:
Conventional	$—	$516	$619	$122	$—	$1,257
Commercial	211	210	—	—	570	991
Construction	—	—	95	—	—	95
Commercial and municipal	—	—	—	—	35	35

Total TDRs	$211	$726	$714	$122	$605	$2,378

(a)	Other includes covenant modifications, forbearance and/or other modifications.

The following table summarizes TDRs that occurred during the period indicated:

	For the three months ended March 31, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	3	$483	$483
Commercial and municipal	1	7	7

Total	4	$490	$490

At March 31, 2015, there were specific loan loss reserves of $4 thousand related to TDRs that occurred during the three month period ended March 31, 2015. There were no TDRs for which there was a payment default during the three month period ending March 31, 2015, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of and for the three months ended March 31, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,775	$5,252	$—	$4,959	$46
Home equity	174	234	—	181	—
Commercial	5,411	6,187	—	5,741	52
Construction	455	476	—	1,006	13
Commercial and municipal	661	712	—	672	2

Total impaired with no related allowance	$11,476	$12,861	$—	$12,559	$113

With an allowance recorded:
Real estate:
Conventional	$773	$855	$150	$776	$5
Commercial	202	202	3	203	1

Total impaired with an allowance recorded	$975	$1,057	$153	$979	$6

Total:
Real estate:
Conventional	$5,548	$6,107	$150	$5,735	$51
Home equity	174	234	—	181	—
Commercial	5,613	6,389	3	5,944	53
Construction	455	476	—	1,006	13
Commercial and municipal	661	712	—	672	2

Total impaired loans	$12,451	$13,918	$153	$13,538	$119

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,447	$6,028	$—	$5,735	$342
Home equity	181	264	—	232	5
Commercial	7,383	8,151	—	8,093	379
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,118	77

Total impaired with no related allowance	$15,054	$16,832	$—	$16,411	$856

With an allowance recorded:
Real estate:
Conventional	$337	$370	$50	$546	$17
Commercial	727	727	17	1,539	32
Commercial and municipal	—	—	—	350	—

Total impaired with an allowance recorded	$1,064	$1,097	$67	$2,435	$49

Total
Real estate:
Conventional	$5,784	$6,398	$50	$6,281	$359
Home equity	181	264	—	232	5
Commercial	8,110	8,878	17	9,632	411
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,468	77

Total impaired loans	$16,118	$17,929	$67	$18,846	$905

The following tables present a summary of credit impaired loans acquired through the merger with The Nashua Bank as of:

	March 31, 2015	December 31, 2014
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Commercial Real Estate and Commercial and Municipal
Contractually required payments receivable	$952	$971
Nonaccretable difference	—	—

Cash flows expected to be collected	952	971
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$952	$971

The following tables present a summary of credit impaired loans acquired through the merger with Central Financial Corporation:

	March 31, 2015
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$970	$796
Nonaccretable difference	—	—

Cash flows expected to be collected	970	796
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$970	$796

	December 31, 2014
(Dollars in thousands)	Commercial Real Estate and Commercial and Municipal	Conventional Real Estate
Contractually required payments receivable	$983	$800
Nonaccretable difference	—	—

Cash flows expected to be collected	983	800
Accretable yield	—	—

Fair value of purchased credit impaired loans acquired	$983	$800

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	March 31, 2015
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$200,546	$22,861	$96,308	$—	$319,715
Special mention	—	8,905	31	916	—	9,852
Substandard	5,469	10,918	1,313	417	—	18,117
Loans not formally rated	639,015	20,930	14,231	23,130	6,790	704,096

Total	$644,484	$241,299	$38,436	$120,771	$6,790	$1,051,780

Acquired:
Grade:
Pass	$—	$60,398	$916	$10,074	$—	$71,388
Special mention	—	1,681	—	—	—	1,681
Substandard	765	7,483	384	1,699	—	10,331
Loans not formally rated	58,778	1,664	125	484	1,513	62,564

Total	$59,543	$71,226	$1,425	$12,257	$1,513	$145,964

	December 31, 2014
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$205,158	$19,798	$99,705	$—	$324,661
Special mention	—	2,952	35	850	—	3,837
Substandard	4,790	11,944	2,384	359	—	19,477
Loans not formally rated	650,772	15,586	12,771	24,247	7,438	710,814

Total	$655,562	$235,640	$34,988	$125,161	$7,438	$1,058,789

Acquired:
Grade:
Pass	$—	$64,441	$924	$10,676	$—	$76,041
Special mention	—	5,600	—	401	—	6,001
Substandard	863	5,693	389	1,811	—	8,756
Loans not formally rated	58,468	1,643	144	526	1,712	62,493

Total	$59,331	$77,377	$1,457	$13,414	$1,712	$153,291

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. The assessment of those loans less than $250 thousand is based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for loans less than $250 thousand and if a loan becomes delinquent over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at March 31, 2015, was $2.1 million. The fair value of capitalized servicing rights was $3.7 million as of March 31, 2015. Servicing rights of $163 thousand were capitalized during the three months ended March 31, 2015, compared to $49 thousand for the same period in 2014. Amortization of capitalized servicing rights was $357 thousand for the three months ended March 31, 2015, compared to $152 thousand for the same period in 2014.

Following is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Balance, beginning of period	$19	$65
Increase (decrease)	44	(23)

Balance, end of period	$63	$42

Note H – Stock-based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 410,000 shares remaining available for issuance at March 31, 2015. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three months ended March 31, 2015 and 2014, stock-based compensation expense of $39 thousand and $28 thousand, respectively, was recognized under the Company’s equity plan.

The Company granted a total of 16,500 shares of restricted stock awards to directors of the Company effective May 1, 2014. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and awarded the directors shares of restricted common stock of the Company. Of the shares granted, 15,000 vest ratably over a five year period beginning on May 1, 2015. The remaining 1,500 shares vested immediately on May 1, 2014.

Note I – Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Interest cost	$93	$85
Expected return on plan assets	(160)	(134)
Amortization of unrecognized actuarial loss	89	65

Net periodic pension cost	$22	$16

Note J – Derivative Instruments and Hedging Activities

The Company’s mortgage banking activities include interest rate lock commitments (“IRLCs”) and forward sales commitments that result in derivative instruments. IRLCs are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for these rate-locks which are designated as economic hedges.

The IRLCs generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan.

The following summarizes the fair values of derivative instruments in the consolidated balance sheet as of March 31, 2015. There were no derivatives recorded at December 31, 2014.

(Dollars in thousands)	March 31, 2015
	Notional Amount	Fair Value Asset/(Liability)

Interest rate lock commitments	$15,419	$128
Forward loan sale commitments	$15,824	$(128)

Note K – Earnings Per Share (“EPS”)

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except per share data)	For the three months ended March 31,
	2015	2014
Basic EPS:
Net income as reported	$2,303	$2,143
Cumulative preferred stock dividend earned	(20)	(58)

Net income available to common stockholders	$2,283	$2,085

Weighted average common shares outstanding	8,261,383	8,218,465
Earnings per common share – basic	$0.28	$0.25

Diluted EPS:
Net income available to common stockholders	$2,283	$2,085

Weighted average common shares outstanding	8,261,383	8,218,465
Effect of dilutive securities, options	14,307	13,527

Weighted average common shares outstanding – diluted	8,275,690	8,231,992
Earnings per common share – diluted	$0.28	$0.25

Note L – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	March 31, 2015	December 31, 2014
Net unrealized holding loss on available-for-sale securities, net of tax	$(97)	$(341)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,998)	(2,998)

Accumulated other comprehensive loss	$(3,095)	$(3,339)

Reclassification disclosures for the periods ended March 31, 2015 and 2014 follow:

(Dollars in thousands)	For the three months ended March 31,
	2015	2014
Net unrealized holding gain on available-for-sale securities	$777	$757
Reclassification adjustment for realized gains in net income(1)	(373)	(8)

Other comprehensive income before income tax effect	404	749
Income tax expense	(160)	(295)

	244	454

Other comprehensive loss – pension plan	—	—
Income tax benefit	—	—

	—	—

Change in fair value of derivatives used for cash flow hedges	—	—
Income tax expense	—	—

	—	—

Other comprehensive income, net of tax effect	$244	$454

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Note M – Operating Segments

The Company has two reportable operating segments: Banking, which includes the activities of the Bank and its subsidiaries, excluding Charter Holding, and Wealth Management, which includes the activities of Charter Holding and its subsidiaries. The Company operates as the parent company of the Bank and its subsidiaries and all financial activity between them is eliminated.

The accounting policies of each reportable segment are the same as those of the Company. Income tax expense for the individual segments is calculated based on the activity of the segments.

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Quarter Ended March 31, 2015
Net interest and dividend income (expense)	$10,683	$7	$(457)	$—	$10,233
Provision for loan losses	205	—	—	—	205
Non-interest income	2,696	2,061	734	(734)	4,757
Non-interest expense	9,398	1,780	236	—	11,414

Income before provision for income taxes	3,776	288	41	(734)	3,371
Provision (benefit) for income taxes	1,223	107	(262)	—	1,068

Net income	$2,553	$181	$303	$(734)	$2,303

Total Assets	$1,466,835	$18,811	$175,186	$(173,709)	$1,487,123

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2014
Net interest and dividend income (expense)	$42,757	$7	$(835)	$—	$41,929
Provision for loan losses	905	—	—	—	905
Non-interest income	10,810	8,416	6,993	(6,993)	19,226
Non-interest expense	38,865	7,035	746	—	46,646

Income before provision for income taxes	13,797	1,388	5,412	(6,993)	13,604
Provision (benefit) for income taxes	3,704	488	(628)	—	3,564

Net income	$10,093	$900	$6,040	$(6,993)	$10,040

Total Assets	$1,480,357	$18,325	$177,837	$(172,733)	$1,503,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the three months ended March 31, 2015:

•	Total assets decreased $16.7 million, or 1.11%, to $1.5 billion.

•	Loans decreased $14.2 million, or 1.18%, to $1.2 billion as of March 31, 2015.

•	Loans totaling $60.1 million were originated.

•	Our loan servicing portfolio increased $7.1 million to $418.7 million.

•	As a percentage of total loans, non-performing loans decreased to 0.57% at March 31, 2015.

•	Net loan charge-offs were $376 thousand, or 0.12% annualized, of average loans, for the quarter ended March 31, 2015.

•	Deposits decreased $21.5 million, or 1.86%, to $1.1 billion.

•	Return on average common equity of 7.02% and return on average assets of 0.62%.

•	Book value per common share increased 1.06% to $16.14 as of March 31, 2015.

•	Noninterest expense decreased 1.54% to $11.4 million compared to the fourth quarter of 2014.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes contained elsewhere in this report.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015. For additional information on our critical accounting policies, please refer to the information contained in Notes A, B and C of the unaudited condensed consolidated financial statements located elsewhere within this report and Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K (“Annual Report”).

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through McCrillis & Eldredge and brokerage services through Lake Sunapee Financial Services Corporation. The Wealth Management segment provides trust and investment services through Charter Holding Corp. and Charter Trust Company. A summary of the financial results for each of our segments is included in Note M – Operating Segments in the notes to our unaudited condensed consolidated financial statements located elsewhere within this report.

Comparison of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014

Assets. Total assets were $1.5 billion at March 31, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $16.7 million, or 1.11%.

Securities Portfolio. Securities available-for-sale decreased $4.2 million, or 3.62%, to $111.5 million at March 31, 2015 from $115.7 million at December 31, 2014. Net unrealized losses on securities available-for-sale were $162 thousand at March 31, 2015 compared to net unrealized losses of $565 thousand at December 31, 2014. During the three months ended March 31, 2015, we sold securities with a total book value of $39.8 million for a net gain on sales of $373 thousand, and $44.1 million of short-term U.S. Treasury notes matured. During the same period, we purchased securities totaling $81.3 million including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $97 thousand at March 31, 2015 compared to an unrealized loss (after tax) of $341 thousand at December 31, 2014. The investments in our investment portfolio that were temporarily impaired as of March 31, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and we do not feel the losses relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio decreased $14.2 million, or 1.18%, to $1.2 billion at March 31, 2015 from $1.2 billion at December 31, 2014. The decrease of loans held in portfolio was primarily due to decreases in conventional real estate loans of $10.2 million, commercial real estate loans of $492 thousand, commercial loans of $5.6 million, offset in part by an increase in construction loans of $3.4 million. As a percentage of total loans, impaired loans decreased to 1.04% at March 31, 2015 from 1.34% at December 31, 2014. During the three months ended March 31, 2015, we originated $60.1 million in loans, a decrease of 24.8%, compared to $79.9 million during the same period in 2014. At March 31, 2015, our mortgage servicing loan portfolio was $418.7 million, compared to $411.6 million at December 31, 2014. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2015, adjustable-rate mortgages comprised approximately 60.47% of our real estate mortgage loan portfolio, which represents a higher percentage compared to the mix at December 31, 2014 of 59.96%, due in part to increases in commercial real estate loans and increased origination of adjustable-rate residential loans.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at March 31, 2015 was $9.1 million and at December 31, 2014 was $9.2 million. The allowance for loan losses represents 0.76% of total loans held at March 31, 2015 and December 31, 2014. Total impaired loans and non-performing assets at March 31, 2015 were approximately $13.1 million, representing 143.92% of the allowance for loan losses. Despite modestly improving economic and market conditions, charge-off experience during the period resulted in us making $200 thousand in provisions to the allowance for loan losses during the three months ended March 31, 2015, compared to no provisions made for the same period in 2014. Loan charge-offs (excluding the overdraft program) were $391 thousand during the three month period ended March 31, 2015, compared to $223 thousand for the same period in 2014. Recoveries were $15 thousand during the three month period ended March 31, 2015, compared to $243 thousand for the same period in 2014. This activity resulted in net charge-offs of $376 thousand for the three month period ended March 31, 2015, compared to net recoveries of $20 thousand for the same period in 2014. One-to-four family residential mortgages, and commercial and consumer loans accounted for 35%, 63% and 2%, respectively, of the amounts charged-off during the three month period ended March 31, 2015.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $9.1 million. The growth in the portfolio has been offset by a reduction in non-performing loans and modestly improving economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2015 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2015, the overdraft allowance was $15 thousand, compared to $20 thousand at December 31, 2014. There were provisions of $5 thousand for overdraft losses recorded during the three month period ended March 31, 2015, compared to no provisions for the same period during 2014. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Three months ended March 31, 2015
	Originated	Acquired	Total
Balance, beginning of year	$9,249	$—	$9,249

Charge-offs:
Conventional	(135)	—	(135)
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	(9)	—	(9)
Commercial and municipal loans	(247)	—	(247)

Total charged-off loans	(391)	—	(391)

Recoveries:
Conventional	5	—	5
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	4	—	4
Commercial and municipal loans	6	—	6

Total recoveries	15	—	15

Net charge-offs:	(376)	—	(376)

Provision (benefit) for loan loss charged to income:
Conventional	(52)	—	(52)
Commercial real estate	(392)	—	(392)
Construction	113	—	113
Consumer loans	—	—	—
Commercial and municipal loans	151	—	151
Unallocated	380	—	380

Total provision	200	—	200

Ending balance	$9,073	$—	$9,073

(Dollars in thousands)	Three months ended March 31, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(65)	—	(65)
Commercial real estate	(132)	—	(132)
Construction	—	—	—
Consumer loans	(13)	—	(13)
Commercial and municipal loans	(13)	—	(13)

Total charged-off loans	(223)	—	(223)

Recoveries
Conventional	241	—	241
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Commercial and municipal loans	2	—	2

Total recoveries	243	—	243

Net recoveries	20	—	20

Provision for loan loss charged to income:
Conventional	(592)	—	(592)
Commercial real estate	557	—	557
Construction	65	—	65
Consumer loans	21	—	21
Commercial and municipal loans	(30)	—	(30)
Unallocated	(21)	—	(21)

Total provision	—	—	—

Ending balance	$9,753	$—	$9,753

The following is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Beginning balance	$20	$24

Overdraft charge-offs	(57)	(41)
Overdraft recoveries	47	38

Net overdraft charge-offs	(10)	(3)

Provision for overdraft losses	5	—

Ending balance	$15	$21

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	March 31, 2015			December 31, 2014
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,431	49%	59%	$4,713	51%	58%
Commercial	2,329	26%	26%	2,707	29%	26%
Land and construction	1,104	12%	3%	991	11%	3%
Collateral and consumer loans	61	—	1%	66	—	1%
Commercial and municipal loans	545	6%	11%	635	7%	12%
Unallocated	450	5%	—	70	1%	—
Impaired loans	153	2%	—	67	1%	—

Allowance	$9,073	100%	100%	$9,249	100%	100%

Allowance as a percentage of originated loans		0.86%			0.87%
Impaired loans as a percentage of allowance		137.23%			174.27%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Allowance for loan losses	$9,073	$9,249
Overdraft allowance	15	20

Total allowance	$9,088	$9,269

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $28.5 million at March 31, 2015, compared to $28.6 million at December 31, 2014. OREO was $607 thousand at March 31, 2015, compared to $251 thousand at December 31, 2014. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Six loans considered to be impaired loans at March 31, 2015 have specific allowances identified and assigned. The six loans are secured by real estate, business assets or a combination of both. At March 31, 2015, the allowance included $153 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2014 was $67 thousand.

At March 31, 2015, we had 56 loans totaling $10.2 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At March 31, 2015, 36 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 20 were more than 30 days past due at March 31, 2015. The balances of these past due loans were $3.5 million. At December 31, 2014, we had 59 loans totaling $11.0 million considered to be TDRs.

Loans over 90 days past due were $4.2 million at March 31, 2015, compared to $3.3 million at December 31, 2014. Loans 30 to 89 days past due were $9.6 million at March 31, 2015, compared to $9.6 million at December 31, 2014. As a percentage of assets, the recorded investment in non-performing loans increased from 0.49% at December 31, 2014 to 0.52% at March 31, 2015 and, as a percentage of total loans, increased from 0.60% at December 31, 2014 to 0.65% at March 31, 2015.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended March 31, 2015, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2015, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans(1)	$7,762	85.41%	0.52%	$7,327	79.05%	0.49%
Other real estate owned and chattel	607	6.68%	0.04%	251	2.71%	0.02%

Total non-performing assets	$8,369	92.09%	0.56%	$7,578	81.76%	0.51%

(1)	All loans 90 days or more delinquent are placed on non-accruing status.

The following table sets forth the recorded investment in nonaccrual loans by category at the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Real estate:
Conventional	$3,039	$2,426
Home equity	125	181
Commercial	3,869	3,926
Construction	—	15
Consumer	—	—
Commercial and municipal	729	779

Total	$7,762	$7,327

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

Goodwill. Goodwill amounted to $44.6 million, or 3.00% of total assets, as of March 31, 2015, compared to $44.6 million, or 2.96% of total assets, as of December 31, 2014.

Other Intangible Assets. Other intangible assets were $8.9 million, or 0.60% of total assets, as of March 31, 2015, compared to $9.3 million, or 0.62% of total assets, as of December 31, 2014. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $607 thousand, representing three properties, at March 31, 2015, compared to $251 thousand, representing two properties, of OREO and property acquired in settlement of loans at December 31, 2014. During the first quarter of 2015, one property was sold while two additional properties were added.

Deposits. Total deposits decreased $21.5 million, or 1.86%, to $1.1 billion at March 31, 2015 compared to $1.2 billion at December 31, 2014. The historically consistent first quarter decrease was primarily due to decreases of $9.1 million in noninterest bearing accounts and $21.9 million in time deposits, partially offset by an increase of $9.7 million in savings and money market accounts. At March 31, 2015, our noninterest-bearing deposits decreased $9.1 million, or 7.72%, and interest-bearing deposits decreased $12.4 million, or 1.20%, compared to balances at December 31, 2014.

Borrowings. We had outstanding balances of $141.0 million in advances from the FHLB at March 31, 2015, representing no change in outstanding balances since December 31, 2014. In addition to advances, we had 10 letters of credit totaling $46.7 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase decreased $551 thousand, or 3.29%, to $16.2 million at March 31, 2015 from $16.8 million at December 31, 2014. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

Comparison of the Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014 (unaudited)

Overview. Consolidated net income for the three months ended March 31, 2015 was $2.3 million, or $0.28 per diluted common share, compared to $2.1 million, or $0.25 per diluted common share, for the same period in 2014, an increase of $160 thousand, or 7.47%. Our net interest margin decreased to 2.99% at March 31, 2015 from 3.12% at March 31, 2014. Our return on average assets and average stockholders’ equity for the three months ended March 31, 2015 were 0.62% and 7.02%, respectively, compared to 0.60% and 6.81%, respectively, for the same period in 2014.

Net Interest and Dividend Income. Net interest and dividend income decreased $20 thousand, or 0.20%, to $10.2 million for the three month period ended March 31, 2015, compared to $10.3 million for the three month period ended March 31, 2014, due to the additional expense of $302 thousand related to $17.0 million of subordinated debt issued in the fourth quarter of 2014, offset in part by an increase of $240 thousand, or 2.11%, of interest and fee income on loans.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three month periods indicated.

	Three month period ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,212,177	$11,590	3.82%	$1,154,224	$11,350	3.93%
Investment securities and other	157,560	466	1.18%	162,135	530	1.31%

Total interest-earning assets	1,369,737	12,056	3.52%	1,316,359	11,880	3.61%

Noninterest-earning assets:
Cash	16,171			9,857
Other noninterest-earning assets (3)	102,446			102,259

Total noninterest-earning assets	118,617			112,116

Total	$1,488,354			$1,428,475

Interest-bearing liabilities:
Savings, NOW and MMAs	$741,490	$206	0.11%	$676,290	$196	0.12%
Time deposits	355,189	860	0.97%	370,672	906	0.98%
Repurchase agreements	15,377	14	0.36%	22,682	14	0.25%
Subordinated debentures and other borrowed funds	171,213	743	1.73%	149,276	511	1.37%

Total interest-bearing liabilities	1,283,269	1,823	0.57%	1,218,920	1,627	0.53%

Noninterest-bearing liabilities:
Demand deposits	50,431			44,712
Other	15,433			16,663

Total noninterest-bearing liabilities	65,864			61,375

Stockholders’ equity	139,221			148,180

Total	$1,488,354			$1,428,475

Net interest and dividend income/Net interest rate spread		$10,233	2.95%		$10,253	3.08%

Net interest margin			2.99%			3.12%

Percentage of interest-earning assets to interest-bearing liabilities			106.74%			107.99%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Three Months Ended March 31, 2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$1,775	$(1,535)	$240
Interest income on investments	(15)	(49)	(64)

Total interest income	1,760	(1,584)	176

Interest expense on savings, NOW and MMAs	10	—	10
Interest expense on time deposits	(68)	22	(46)
Interest expense on repurchase agreements	(45)	45	—
Interest expense on capital securities and other borrowed funds	45	187	232

Total interest expense	(58)	254	196

Net interest income	$1,818	$(1,838)	$(20)

Interest and Dividend Income. For the three months ended March 31, 2015, total interest and dividend income increased $176 thousand, or 1.48%, to $12.1 million, compared to $11.9 million for the same period in 2014. Interest and fees on loans increased $240 thousand, or 2.11%, to $11.6 million for the three month period ended March 31, 2015, compared to $11.4 million for the same period in 2014 due primarily to increased portfolio balances, offset in part by loans repricing to lower rates. Interest and dividends on investments and other interest decreased $64 thousand, or 12.08%, for the three month period ended March 31, 2015 compared to the same period in 2014.

Interest Expense. For the three months ended March 31, 2015, total interest expense increased $196 thousand, or 12.05%, to $1.8 million, compared to $1.6 million for the same period in 2014. Interest on deposits decreased $36 thousand, or 3.27%, to $1.1 million for the three month period ended March 31, 2015 compared to the same period in 2014, due in part to the migration from time deposits to lower cost deposit products. For the three months ended March 31, 2015, interest on advances and other borrowed money increased $232 thousand, or 44.19%, to $757 thousand from $525 thousand for the same period in 2014, due in part to the issuance of $17.0 million of subordinated debt in the fourth quarter of 2014 which resulted in $302 thousand of additional interest expense.

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $200 thousand for the three months ended March 31, 2015, compared to no provisions during the same period in 2014. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $5 thousand in provisions for overdraft losses in the three months ended March 31, 2015, compared to no provisions during the same period in 2014. For additional information on provisions and adequacy, please refer to the section herein on the Allowances for Loan Losses.

Noninterest Income and Expense. For the three months ended March 31, 2015, total noninterest income increased $296 thousand, or 6.64%, to $4.8 million, compared to $4.5 million for the same period in 2014.

Customer service fees decreased $60 thousand, or 4.17%, to $1.4 million from $1.4 million for the three months ended March 31, 2014. This decrease includes decreases of $43 thousand in fees related to overdraft processing and $17 thousand of recoveries related to deposit accounts. Gain on sales of securities increased $365 thousand to $373 thousand from $8 thousand for the three months ended March 31, 2014. This increase is due to the increased volume of sales of securities with $35.6 million sold during the three months ended March 31, 2015, compared to $2.1 million for the same period in 2014.

Mortgage banking activities, net decreased $3 thousand to $128 thousand from $131 thousand for the three months ended March 31, 2014. The change represents increases of $152 thousand in gains on sales of loans, $114 thousand for capitalized mortgage servicing rights, $205 thousand for the amortization of mortgage servicing rights, and $67 thousand for the valuation of net periodic impairment on the servicing portfolio. These changes reflect changes in pipelines, market rates, and shifts in consumer demand for long-term fixed rate products.

Insurance commission income increased $39 thousand, or 8.06%, to $523 thousand from $484 thousand for the three months ended March 31, 2014. This increase includes an increase of $69 thousand in premium commissions offset by a decrease of $31 thousand in contingency commissions.

Bank-owned life insurance income decreased $3 thousand to $146 thousand from $149 thousand for the three months ended March 31, 2014. Trust and investment management fee income decreased $33 thousand, or 1.59%, to $2.0 million from $2.1 million for the three months ended March 31, 2014.

Total noninterest expenses decreased $258 thousand, or 2.21%, to $11.4 million for the three months ended March 31, 2015, compared to $11.7 million for the same period in 2014, as discussed below.

Salaries and employee benefits increased $35 thousand, or 0.58%, to $6.0 million from $6.0 million for the three months ended March 31, 2014. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $134 thousand, or 2.13%, to $6.4 million from $6.3 million for the three months ended March 31, 2014. Salary expense increased $132 thousand, or 2.83%, to $4.7 million from $4.5 million for the same period in 2014, reflecting ordinary cost-of-living adjustments, staffing additions, and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $99 thousand, or 34.62%, to $385 thousand from $286 thousand for the same period in 2014.

Occupancy and equipment increased $16 thousand, or 0.99%, to $1.6 million from $1.6 million for the same period in 2014. Advertising and promotion increased $13 thousand, or 8.07%, to $174 thousand from $161 thousand for the same period in 2014. This increase was primarily a result of increased in-branch and collateral sales materials. Depositors’ insurance recorded decreased $33 thousand, or 12.18%, to $238 thousand from $271 thousand for the same period in 2014.

Outside services decreased $41 thousand, or 6.29%, to $611 thousand from $652 thousand for the same period in 2014. This decrease includes decreases of $36 thousand related to Charter Trust Company’s expenses that were eliminated due to redundancy with the Bank’s expenses and $43 thousand of other outside fees including non-recurring placement consulting fees during the first quarter of 2014. Professional services increased $10 thousand, or 3.68%, to $282 thousand from $272 thousand for the same period in 2014. This increase includes increases of $15 thousand in exam and assessment fees, $20 thousand in legal fees, and $3 thousand in audit fees, partially offset by a decrease of $21 thousand in consulting fees.

ATM processing fees decreased $33 thousand, or 14.93%, to $188 thousand from $221 thousand for the same period in 2014. This decrease is related to renegotiated rates subsequent to the first quarter of 2014. Supplies decreased $54 thousand to $110 thousand from $164 thousand for the same period in 2014. Telephone expense decreased $26 thousand, or 8.81%, to $269 thousand from $295 thousand for the same period in 2014 as we continued to consolidate expenses.

Amortization of intangible assets decreased $45 thousand, or 10.34%, to $390 thousand from $435 thousand for the same period in 2014 as our intangible assets are on sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses decreased $100 thousand, or 6.27%, to $1.5 million from $1.6 million for the same period in 2014. This decrease includes decreases of $42 thousand related to Charter Trust Company’s expenses that were eliminated due to redundancy with the Bank’s expenses, $64 thousand in non-recurring Charter Trust Company’s expenses, $33 thousand in expenses related to non-performing assets, and $114 thousand in contributions, partially offset by an increase of $65 thousand in holding company expenses.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At March 31, 2015, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $71.6 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2015, we had approximately $228.1 million in additional borrowing capacity from the FHLB.

At March 31, 2015, stockholders’ equity totaled $141.4 million, compared to $139.8 million at December 31, 2014. This increase reflects net income of $2.3 million, the declaration and payment of $1.1 million in common stock dividends, the declaration of $20 thousand in preferred stock dividends, contributions and reinvestments in the dividend reinvestment program of $45 thousand, vesting of stock awards of $12 thousand, exercise of common stock options of $28 thousand and $244 thousand in other comprehensive income.

At March 31, 2015, we had unrestricted funds available in the amount of $3.7 million. As of March 31, 2015, our total cash needs for the remainder of 2015 are estimated to be approximately $5.0 million with $3.1 million projected to be used to pay cash dividends on our common stock, $861 thousand to pay interest on our subordinated debt, $450 thousand to pay interest on our capital securities, $60 thousand to pay dividends on our Series B Preferred Stock (as defined below), and approximately $577 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the Office of the Comptroller of the Currency and the Federal Reserve Board. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2015, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I Capital.

For the three months ended March 31, 2015, net cash provided by operating activities increased $495 thousand to $4.6 million, compared to cash provided of $4.1 million for the same period in 2014. Cash provided by loans sold increased $14.2 million for the three months ended March 31, 2015, compared to the same period in 2014. Net gain on sales of loans increased $128 thousand for the three months ended March 31, 2015, compared to the same period in 2014. Net gain on sales and calls of securities increased $365 thousand for the three months ended March 31, 2015, compared to the same period in 2014, as a result of $35.6 million of securities sold and called during the three months ended March 31, 2015, compared to approximately $2.1 million of securities sold and called during the same period in 2014. The provision for loan losses increased $205 thousand for the three months ended March 31, 2015, compared to the same period in 2014. The change in accrued interest receivable and other assets increased $292 thousand for the three months ended March 31, 2015, compared to the same period in 2014. The change in accrued expenses and liabilities increased $3.0 million.

Net cash provided by investing activities was $13.2 million for the three months ended March 31, 2015, compared to cash used of $9.9 million for the same period in 2014, a change of $23.0 million. The cash provided by net securities activities was $239 thousand for the three months ended March 31, 2015, compared to cash provided by net securities activities of $11.7 million for the same period in 2014. There was no cash used to purchase loans for the three months ended March 31, 2015, compared to cash used of $5.7 million for the same period in 2014. Cash provided by loan originations and principal collections, net, was $13.4 million for the three months ended March 31, 2015, an increase of $29.0 million, compared to cash used of $15.6 million for the same period in 2014.

For the three months ended March 31, 2015, net cash flows used by financing activities increased $31.1 million to $23.1 million, compared to net cash provided by financing activities of $8.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, we experienced a net decrease of $3.1 million in cash used in deposits and securities sold under agreements to repurchase comparing cash used of $22.0 million in 2015 to cash used of $25.1 million for the same period in 2014. For the three months ended March 31, 2015, we had a decrease of $34.3 million of cash provided by FHLB advances and other borrowings, comparing no cash provided for the three months ended March 31, 2015 to cash provided of $34.3 million for the same period in 2014.

U.S. Treasury’s Small Business Lending Fund Program

On August 25, 2011, as part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, we entered into a Purchase Agreement with Treasury pursuant to which we issued and sold to the U.S. Department of Treasury (“Treasury”) 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under Treasury’s Capital Purchase Program. With the acquisition of TNB in 2013, we assumed $3.0 million of preferred stock issued to Treasury. We used a portion of the net proceeds from the sale of the subordinated notes (as discussed below) to redeem a portion of our outstanding shares of Series B Preferred Stock. At December 31, 2014 and 2013, we had 8,000 shares and 23,000 shares, respectively, of Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, issued and outstanding to the Treasury.

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

The notes are intended to qualify as Tier 2 capital for regulatory purposes. We used a portion of the net proceeds from the sale of the notes to redeem a portion of our Series B Preferred Stock and we plan to use the remainder of the net proceeds for general corporate purposes. The notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D there under.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the agencies that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Company and the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the OCC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016, at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses to executive officers and similar employees.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Company and the Bank have elected to permanently opt out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 (unaudited), the Company and the Bank met each of their capital requirements and were considered “well-capitalized.”

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
New Hampshire Thrift Bancshares, Inc.:
Tier 1 Leverage Capital	$120,929	8.41%	$57,501	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	120,929	12.10	59,972	6.0	N/A	N/A
Total Risk-Based Capital	130,192	13.03	79,962	8.0	N/A	N/A
Common Equity Tier 1 Capital	92,929	9.30	44,979	4.5	N/A	N/A

Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$133,264	9.28%	$57,468	4.0%	$71,835	5.0%
Tier 1 Risk-Based Capital	133,264	13.34	59,918	6.0	79,891	8.0
Total Risk-Based Capital	142,527	14.27	79,891	8.0	99,863	10.0
Common Equity Tier 1 Capital	133,264	13.34	44,938	4.5	64,911	6.5

Tangible Book Value

Book value per common share was $16.14 at March 31, 2015, compared to $15.97 per common share at December 31, 2014. Tangible book value per common share was $9.67 at March 31, 2015, compared to $9.44 per common share at December 31, 2014. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Stockholders’ equity	$141,373	$139,836
Less goodwill(1)	40,847	44,576
Less other intangible assets(1)	6,730	9,332
Less preferred stock	8,000	8,000

Tangible common equity	$85,796	$77,928

Ending common shares outstanding	8,264,278	8,258,031
Tangible book value per common share	$10.38	$9.44

(1)	Net of related deferred tax liability for periods beginning after January 1, 2015.

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

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At March 31, 2015, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. During the three months ended March 31, 2015, no shares were repurchased.

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

Our one-year cumulative interest rate gap at March 31, 2015 was positive 2.67%, compared to the December 31, 2014 gap of negative 2.34%. With an asset sensitive positive gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Over the next 12 months, $10.2 million more assets are subject to repricing than liabilities.

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

The following table sets forth our EVE at March 31, 2015, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$173,670	$133,332	$137,941	$127,841	$117,963	$106,928	$96,113
Percent of change		-3.3%		-7.3%	-14.5%	-22.5%	-30.3%
EVE Ratio:
Ratio		9.15%	9.66%	9.19%	8.70%	8.09%	7.45%
Change in basis points		-51		-47	-96	-157	-221

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate, securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. The Company had no derivative fair value hedges or derivative cash flow hedges at March 31, 2015 or December 31, 2014.

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

Item 1A. Risk Factors

There are risks inherent to our business. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2015.

NEW HAMPSHIRE THRIFT BANCSHARES, INC.
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
First Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.3	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.