Form 10-Q
period 2015-06-30
Lake Sunapee Bank Group
filed 2015-08-10
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Commission File Number: 000-17859

Lake Sunapee Bank Group

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 5, 2015 was 8,352,898.

LAKE SUNAPEE BANK GROUP

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “would,” “plan,” “estimate,” “potential” and other similar expressions. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	continued volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial service providers;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	difficulties related to the integration of any businesses we have or may acquire; and

•	other factors detailed from time to time in our SEC filings.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “we,” “our” and “us” refer to the consolidated entity of Lake Sunapee Bank Group, its wholly owned subsidiary, Lake Sunapee Bank, fsb (the “Bank”), and the Bank’s subsidiaries, McCrillis & Eldredge Insurance, Inc., Lake Sunapee Group, Inc., Lake Sunapee Financial Services Corporation and Charter Holding Corp., which wholly owns Charter Trust Company.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share data)	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$32,931	$24,957
Overnight deposits	32,260	26,163

Cash and cash equivalents	65,191	51,120
Interest-bearing time deposits with other banks	—	747
Securities available-for-sale	119,345	115,698
Federal Home Loan Bank stock	10,762	10,762
Loans held-for-sale	3,257	2,000
Loans receivable, net of allowance for loan losses of $8.9 million as of June 30, 2015 and $9.3 million as of December 31, 2014	1,195,165	1,206,845
Accrued interest receivable	3,253	2,576
Bank premises and equipment, net	24,663	24,391
Investments in real estate	3,463	3,533
Other real estate owned	660	251
Goodwill	44,576	44,576
Other intangible assets	8,556	9,332
Bank-owned life insurance	20,503	20,187
Other assets	12,110	11,768

Total assets	$1,511,504	$1,503,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$120,186	$117,889
Interest-bearing	1,028,569	1,034,825

Total deposits	1,148,755	1,152,714
Federal Home Loan Bank advances	145,996	140,992
Securities sold under agreements to repurchase	19,546	16,756
Subordinated debentures	37,620	37,620
Accrued expenses and other liabilities	16,832	15,868

Total liabilities	1,368,749	1,363,950

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 8,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,778,718 shares issued and 8,344,389 shares outstanding at June 30, 2015, and 10,000,000 shares authorized, 8,692,360 shares issued and 8,258,031 shares outstanding at December 31, 2014	88	87
Paid-in capital	87,838	86,561
Retained earnings	66,408	63,876
Unearned restricted stock awards	(1,421)	(598)
Accumulated other comprehensive loss	(3,407)	(3,339)
Treasury stock, 434,329 shares as of June 30, 2015 and December 31, 2014, at cost	(6,751)	(6,751)

Total stockholders’ equity	142,755	139,836

Total liabilities and stockholders’ equity	$1,511,504	$1,503,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
(In thousands, except share and per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income
Interest and fees on loans	$11,481	$11,635	$23,071	$22,985
Interest on debt securities:
Taxable	258	395	571	720
Dividends	47	46	95	81
Other	97	178	202	348

Total interest and dividend income	11,883	12,254	23,939	24,134

Interest expense
Interest on deposits	991	1,068	2,057	2,170
Interest on advances and other borrowed money	726	523	1,484	1,048

Total interest expense	1,717	1,591	3,541	3,218

Net interest and dividend income	10,166	10,663	20,398	20,916
Provision for loan losses	215	709	419	709

Net interest and dividend income after provision for loan losses	9,951	9,954	19,979	20,207

Noninterest income
Customer service fees	1,454	1,511	2,828	2,945
Gain on sales and calls of securities, net	1	435	373	443
Mortgage banking activities	553	172	681	303
Net gain (loss) on sales of other real estate and property owned	—	197	(3)	195
Net gain on sales of premises and equipment	3	10	3	12
Rental income	168	172	337	347
Trust and investment management fee income	2,202	2,072	4,246	4,127
Insurance and brokerage service income	296	318	819	802
Bank-owned life insurance income	152	153	298	302
Other income	235	29	238	53

Total noninterest income	5,064	5,069	9,820	9,529

Noninterest expense
Salaries and employee benefits	5,975	6,095	12,010	12,103
Occupancy and equipment	1,533	1,524	3,214	3,195
Advertising and promotion	271	276	440	425
Depositors’ insurance	236	270	474	541
Outside services	591	619	1,183	1,271
Professional services	377	447	659	719
ATM processing fees	231	199	419	420
Supplies	163	134	273	298
Telephone	271	271	540	566
Amortization of intangible assets	386	434	776	869
Other expenses	1,484	1,418	2,943	2,951

Total noninterest expense	11,518	11,687	22,931	23,358

Income before provision for income taxes	3,497	3,336	6,868	6,378
Provision for income taxes	1,079	994	2,147	1,893

Net income	$2,418	$2,342	$4,721	$4,485

Net income available to common stockholders	$2,398	$2,284	$4,681	$4,370

Earnings per common share, basic	$0.29	$0.28	$0.57	$0.53

Weighted average number of shares, basic	8,285,521	8,228,090	8,273,519	8,223,304
Earnings per common share, assuming dilution	$0.29	$0.28	$0.56	$0.53

Weighted average number of shares, assuming dilution	8,298,584	8,239,501	8,287,204	8,235,080
Dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net income	$2,418	$2,342	$4,721	$4,485
Net change in unrealized loss on available-for-sale securities, net of tax effect	(312)	565	(68)	1,019

Comprehensive income	$2,106	$2,907	$4,623	$5,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2015	For the six months ended June 30, 2014
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred stock	—	—
Redemption of preferred stock	—	—

Balance, end of period	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$87
Issuance of common stock from stock awards issued	1	—

Balance, end of period	$88	$87

PAID-IN CAPITAL
Balance, beginning of year	$86,561	$100,961
Increase on issuance of common stock from the exercise of stock options	204	35
Issuance of common stock from dividend reinvestment plan	94	77
Restricted stock awards issued	979	243

Balance, end of period	$87,838	$101,316

RETAINED EARNINGS
Balance, beginning of year	$63,876	$58,347
Net income	4,721	4,485
Cash dividends declared, preferred stock	(40)	(115)
Cash dividends paid, common stock	(2,149)	(2,137)

Balance, end of period	$66,408	$60,580

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(598)	$(490)
Shares awarded	(980)	(243)
Shares vested	157	135

Balance, end of period	$(1,421)	$(598)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,339)	$(2,897)
Net change in accumulated other comprehensive loss, net of tax effect	(68)	1,019

Balance, end of period	$(3,407)	$(1,878)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,751)
Issuance of restricted stock awards	—	—
Stock options exercised from treasury stock	—	—

Balance, end of period	$(6,751)	$(6,751)

TOTAL STOCKHOLDERS’ EQUITY	$142,755	$152,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,721	$4,485
Depreciation and amortization	1,231	1,082
Amortization of fair value adjustments, net	145	206
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	36	5
Amortization of securities, net	144	266
Net (increase) decrease in mortgage servicing rights	(74)	216
Loans originated for sale	(51,482)	(13,628)
Proceeds from loans sold	50,620	13,143
Increase in cash surrender value of life insurance	(316)	(319)
Amortization of intangible assets	776	869
Provision for loan losses	419	709
Increase in accrued interest receivable and other assets	(1,022)	(2,372)
Net loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	—	(213)
Write-down of other real estate owned	—	6
Net gain on sales of securities	(373)	(443)
Net gain on sales of loans	(395)	(170)
Change in deferred loan origination fees and cost, net	(15)	(305)
Increase (decrease) in accrued expenses and other liabilities	1,166	(1,990)

Net cash provided by operating activities	5,581	1,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	(4)	—
Capital expenditures – software	(40)	—
Capital expenditures – premises and equipment	(1,353)	(1,883)
Disposal of fixed assets	—	21
Maturities of interest-bearing time deposits with other banks	747	747
Proceeds from sales and calls of securities available-for-sale	40,662	78,940
Proceeds from maturities of securities available-for-sale	162,458	50,014
Purchases of securities available-for-sale	(206,651)	(113,406)
Purchase of Federal Home Loan Bank stock	—	(2,376)
Loan originations and principal collections, net	10,162	(60,993)
Purchase of loans	—	(7,688)
Recoveries of loans previously charged off	485	294
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	61	1,631

Net cash provided by (used in) investing activities	6,527	(54,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, savings and NOW accounts	15,804	7,105
Net (decrease) increase in time deposits	(19,740)	16,066
Net increase (decrease) in securities sold under agreements to repurchase	2,790	(7,045)
Net (decrease) increase in short-term advances from Federal Home Loan Bank	(5,000)	85,000
Principal advances from Federal Home Loan Bank	20,000	20,000
Repayment of advances from the Federal Home Loan Bank	(10,000)	(55,750)
Issuance of common stock from dividend reinvestment plan	21	6
Dividends paid on preferred stock	(40)	(115)
Dividends paid on common stock	(2,076)	(2,066)
Proceeds from exercise of stock options	204	35

Net cash provided by financing activities	1,963	63,236

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,071	10,084
CASH AND CASH EQUIVALENTS, beginning of period	51,120	33,578

CASH AND CASH EQUIVALENTS, end of period	$65,191	$43,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,623	$3,226

Income taxes paid	$965	$2,523

Loans transferred to other real estate owned	$465	$320

Goodwill adjustments, net	$—	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Nature of Operations

Lake Sunapee Bank Group (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corporation (“LSFS”); Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company’s operations are managed along two reportable segments that represent its core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust Company. The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note B—Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, the Bank, and the Bank’s subsidiaries, M&E, Lake Sunapee Group, Inc., LSFS and Charter Holding and its subsidiaries, Charter Trust Company and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

NHTB Capital Trust II and NHTB Capital Trust III, affiliates of the Company, were formed to sell capital securities to the public through a third-party trust pool. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation-Overall,” these affiliates have not been included in the condensed consolidated financial statements.

Note C—Impact of New Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. However, in July 2015, FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 31, 2017). Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 31, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its condensed consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

Note D—Fair Value Measurements

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

Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

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

The following summarizes assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$60,271	$—	$60,271	$—
U.S. government-sponsored enterprise bonds	7,305	—	7,305	—
Mortgage-backed securities	42,421	—	42,421	—
Municipal bonds	8,918	—	8,918	—
Other bonds and debentures	122	—	122	—
Equity securities	308	308	—	—
Interest rate lock commitments	90	—	—	90
Forward loan sale commitments	60	—	—	60

Totals	$119,495	$308	$119,037	$150

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$40,123	$—	$40,123	$—
U.S. government-sponsored enterprise bonds	7,265	—	7,265	—
Mortgage-backed securities	58,280	—	58,280	—
Municipal bonds	9,596	—	9,596	—
Other bonds and debentures	126	—	126	—
Equity securities	308	308	—	—

Totals	$115,698	$308	$115,390	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$20	$—	$—	$20

	$20	$—	$—	$20

The following table presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the periods indicated:

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments

Three months ended June 30, 2015
Balance as of March 31, 2015	$(128)	$128
Unrealized gain recognized in other non-interest income	168	90
Transfers to loans held for sale		(128)

Balance as of June 30, 2015	$40	$90

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments

Six months ended June 30, 2015
Balance as of December 31, 2014	$—	$—
Unrealized gain recognized in other non-interest income	40	218
Transfers to loans held for sale		(128)

Balance as of June 30, 2015	$40	$90

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$4,211	$—	$—	$4,211
Other real estate owned	660	—	—	660

	$4,871	$—	$—	$4,871

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$997	$—	$—	$997
Other real estate owned	251	—	—	251

	$1,248	$—	$—	$1,248

There were no loans measured for impairment using the fair value of the underlying collateral at June 30, 2015 and December 31, 2014. Collateral dependent loans are valued using third-party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses which represents an unobservable input. Impaired loans measured for impairment, using the net present value of cash flows, had a recorded investment of $4.5 million with a valuation allowance of $284 thousand at June 30, 2015. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2014, impaired loans measured using the net present value of cash flows had a recorded investment of $1.1 million with a valuation allowance of $67 thousand.

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) June 30, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$65,191	$65,191	$—	$—	$65,191
Securities available-for-sale	119,345	308	119,037	—	119,345
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	3,257	—	3,275	—	3,275
Loans, net	1,195,165	—	—	1,192,023	1,192,023
Investment in unconsolidated subsidiaries	620	—	—	414	414
Accrued interest receivable	3,253	3,253	—	—	3,253
Forward loan sale commitments	60	—	—	60	60
Interest rate lock commitments	90	—	—	90	90

Financial liabilities:
Deposits	1,148,755	—	1,149,532	—	1,149,532
Federal Home Loan Bank advances	145,996	—	146,707	—	146,707
Securities sold under agreements to repurchase	19,546	19,546	—	—	19,546
Subordinated debentures	37,620	—	—	25,143	25,143
Forward loan sale commitments	20	—	—	20	20

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$51,120	$51,120	$—	$—	$51,120
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	115,698	308	115,390	—	115,698
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,000	—	2,029	—	2,029
Loans, net	1,206,845	—	—	1,205,578	1,205,578
Investment in unconsolidated subsidiaries	620	—	—	400	400
Accrued interest receivable	2,576	2,576	—	—	2,576

Financial liabilities:
Deposits	1,152,714	—	1,154,466	—	1,154,466
Federal Home Loan Bank advances	140,992	—	141,746	—	141,746
Securities sold under agreements to repurchase	16,756	16,756	—	—	16,756
Subordinated debentures	37,620	—	—	29,909	29,909

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2015 or during the 12 month period ended December 31, 2014.

Note E—Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands) June 30, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$60,372	$11	$112	$60,271
U.S. government-sponsored enterprise bonds	7,341	2	38	7,305
Mortgage-backed securities	42,903	23	505	42,421
Municipal bonds	9,038	38	158	8,918
Other bonds and debentures	111	11	—	122
Equity securities	258	53	3	308

Total available-for-sale	$120,023	$138	$816	$119,345

(Dollars in thousands) December 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale	$116,263	$280	$845	$115,698

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2015:

(Dollars in thousands)	Fair Value

U.S. Treasury notes	$30,000
Municipal bonds	2,308

Total due in less than one year	$32,308

U.S. Treasury notes	$30,271
U.S. government-sponsored enterprise bonds	6,965
Municipal bonds	3,100
Other bonds and debentures	96

Total due after one year through five years	$40,432

U.S. government-sponsored enterprise bonds	$174
Municipal bonds	2,344

Total due after five years through ten years	$2,518

U.S. government-sponsored enterprise bonds	$166
Municipal bonds	1,166
Other bonds and debentures	26

Total due after ten years	$1,358

For the six months ended June 30, 2015, the proceeds from sales of securities available-for-sale were $40.2 million. Gross gains of $373 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $148 thousand. For the six months ended June 30, 2014, the proceeds from sales of securities available-for-sale were $78.9 million. Gross gains of $443 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $175 thousand. Securities, carried at $114.3 million and $115.1 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of June 30, 2015 and December 31, 2014, respectively.

Note F—Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of June 30, 2015:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds and notes
U.S. Treasury notes	$—	$—	$20,191	$112	$20,191	$112
U.S. government-sponsored enterprise bonds	—	—	7,131	38	7,131	38
Mortgage-backed securities	27,615	262	13,046	243	40,661	505
Municipal bonds	3,647	51	2,222	107	5,869	158
Equity securities	32	3	—	—	32	3

Total temporarily impaired securities	$31,294	$316	$42,590	$500	$73,884	$816

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not believe the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

Note G—Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$587,182	$47,267	$634,449
Home equity	63,149	5,856	69,005
Commercial	237,161	69,911	307,072
Construction	41,698	1,405	43,103

	929,190	124,439	1,053,629
Commercial and municipal loans	127,130	11,395	138,525
Consumer loans	6,549	1,352	7,901

Total loans	1,062,869	137,186	1,200,055
Allowance for loan losses	(8,939)	—	(8,939)
Deferred loan origination costs, net	4,049	—	4,049

Loans receivable, net	$1,057,979	$137,186	$1,195,165

	December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$592,386	$53,304	$645,690
Home equity	63,176	6,027	69,203
Commercial	235,640	77,377	313,017
Construction	34,988	1,457	36,445

	926,190	138,165	1,064,355
Commercial and municipal loans	125,161	13,414	138,575
Consumer loans	7,438	1,712	9,150

Total loans	1,058,789	153,291	1,212,080
Allowance for loan losses	(9,269)	—	(9,269)
Deferred loan origination costs, net	4,034	—	4,034

Loans receivable, net	$1,053,554	$153,291	$1,206,845

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) June 30, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(281)	—	—	(884)	(135)	—	(1,300)
Recoveries	8	—	—	465	78	—	551
Provision (benefit)	119	(285)	61	417	53	54	419

Ending balance, June 30, 2015	$4,609	$2,439	$1,052	$633	$82	$124	$8,939

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$193	$75	$12	$4	$—	$—	$284
Collectively evaluated for impairment	4,416	2,364	1,040	629	82	124	8,655

Total allowance for loan losses ending balance, June 30, 2015	$4,609	$2,439	$1,052	$633	$82	$124	$8,939

Loans:
Originated:
Individually evaluated for impairment	$6,573	$3,542	$451	$431	$—	$—	$10,997
Collectively evaluated for impairment	643,758	233,619	41,247	126,699	6,549	—	1,051,872
Acquired loans (Discounts related to Credit Quality)	53,123	69,911	1,405	11,395	1,352	—	137,186

Total loans ending balance, June 30, 2015	$703,454	$307,072	$43,103	$138,525	$7,901	$—	$1,200,055

	Real Estate
(Dollars in thousands) June 30, 2014	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2013	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(360)	(306)	—	(246)	(114)	—	(1,026)
Recoveries	242	1	—	45	70	—	358
(Benefit) provision	(304)	811	248	35	28	(109)	709

Ending balance, June 30, 2014	$4,963	$2,649	$601	$1,395	$59	$131	$9,798

Acquired:
Beginning balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, June 30, 2014	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$70	$121	$—	$12	$—	$—	$203
Collectively evaluated for impairment	4,893	2,528	601	1,383	59	131	9,595

Total allowance for loan losses ending balance, June 30, 2014	$4,963	$2,649	$601	$1,395	$59	$131	$9,798

Loans:
Originated:
Individually evaluated for impairment	$6,033	$9,094	$1,126	$1,368	$—	$—	$17,621
Collectively evaluated for impairment	636,431	221,083	23,732	131,720	6,686	—	1,019,652
Acquired loans (Discounts related to Credit Quality)	68,267	81,630	2,752	15,069	2,249	—	169,967

Total loans ending balance, June 30, 2014	$710,731	$311,807	$27,610	$148,157	$8,935	$—	$1,207,240

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the date indicated:

	Real Estate
(Dollars in thousands) December 31, 2014	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Individually evaluated for impairment	$50	$17	$—	$—	$—	$—	$67
Collectively evaluated for impairment	4,713	2,707	991	635	86	70	9,202

Total allowance for loan losses ending balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269

Loans:
Originated:
Individually evaluated for impairment	$5,965	$8,110	$1,163	$880	$—	$—	$16,118
Collectively evaluated for impairment	649,597	227,530	33,825	124,281	7,438	—	1,042,671
Acquired loans (Discounts related to Credit Quality)	59,331	77,377	1,457	13,414	1,712	—	153,291

Total loans ending balance, December 31, 2014	$714,893	$313,017	$36,445	$138,575	$9,150	$—	$1,212,080

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	June 30, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$305	$844	$953	$2,102	$2,176
Home equity	219	290	95	604	95
Commercial	2,417	1,296	1,175	4,888	2,059
Construction	166	—	—	166	—
Commercial and municipal	149	73	261	483	261
Consumer	4	—	—	4	—

Total	$3,260	$2,503	$2,484	$8,247	$4,591

Acquired:
Real estate:
Conventional	$1,036	$326	$765	$2,127	$787
Home equity	—	—	8	8	8
Commercial	349	224	629	1,202	1,475
Construction	18	124	—	142	—
Consumer	25	—	—	25	—

Total	$1,428	$674	$1,402	$3,504	$2,270

	December 31, 2014
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$2,639	$810	$1,080	$4,529	$1,577
Home equity	60	31	181	272	181
Commercial	1,683	365	672	2,720	2,290
Construction	—	28	—	28	—
Commercial and municipal	304	48	330	682	659
Consumer	34	6	—	40	—

Total	$4,720	$1,288	$2,263	$8,271	$4,707

Acquired:
Real estate:
Conventional	$907	$589	$352	$1,848	$849
Commercial	545	1,107	671	2,323	1,636
Construction	—	—	15	15	15
Commercial and municipal	1	415	—	416	120
Consumer	37	15	—	52	—

Total	$1,490	$2,126	$1,038	$4,654	$2,620

Loans past due 90 days or more and still accruing interest were $148 thousand, representing $120 thousand and $29 thousand for one residential loan and one commercial real estate loan, respectively, as of June 30, 2015. There were no loans past due 90 days or more and still accruing as of December 31, 2014.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of June 30, 2015 and December 31, 2014 based on payment performance status:

	June 30, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,387	$854	$451	$169	$4,861
Non-performing	1,194	1,639	—	—	2,833

Total	$4,581	$2,493	$451	$169	$7,694

	December 31, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,359	$4,183	$1,148	$101	$8,791
Non-performing	882	1,015	—	358	2,255

Total	$4,241	$5,198	$1,148	$459	$11,046

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the six month period ended June 30, 2015, certain loan modifications were executed that constituted TDRs. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Total
Real estate:
Conventional	$80	$267	$423	$—	$770
Commercial and municipal	—	—	—	7	7

Total TDRs	$80	$267	$423	$7	$777

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2014:

(Dollars in thousands)	Extended Maturity	Interest Only Payments	Combination of Interest Only Payments, Rate Reduction, and Extended Maturity	Rate Reduction, re-Amortized and Extended Maturity	Interest Only Payments and Extended Maturity	Re- amortized Payment	Total
Real estate:
Conventional	$—	$—	$351	$44	$548	$—	$943
Commercial	211	467	210	—	—	103	991
Commercial and municipal	—	35	—	—	—	—	35

Total TDRs	$211	$502	$561	$44	$548	$103	$1,969

The following table summarizes TDRs that occurred during the period indicated:

	For the six months ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	5	$770	$770
Commercial and municipal	1	7	7

Total	6	$777	$777

	For the six months ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	12	$943	$943
Commercial	4	991	991
Commercial and municipal	1	35	35

Total	17	$1,969	$1,969

At June 30, 2015, there were specific loan loss reserves of $94 thousand related to TDRs that occurred during the six month period ended June 30, 2015. There were no TDRs for which there was a payment default during the six month period ended June 30, 2015, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of and for the six months ended June 30, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,008	$4,554	$—	$4,505	$56
Home equity	152	201	—	170	—
Commercial	1,958	3,024	—	4,044	33
Construction	—	—	—	503	—
Commercial and municipal	384	427	—	543	7

Total impaired with no related allowance	$6,502	$8,206	$—	$9,765	$96

With an allowance recorded:
Real estate:
Conventional	$2,413	$2,474	$193	$1,598	$56
Commercial	1,584	1,584	75	899	30
Construction	451	473	12	227	9
Commercial and municipal	47	47	4	24	4

Total impaired with an allowance recorded	$4,495	$4,578	$284	$2,748	$99

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
Total:
Real estate:
Conventional	$6,421	$7,028	$193	$6,103	$112
Home equity	152	201	—	170	—
Commercial	3,542	4,608	75	4,943	63
Construction	451	473	12	730	9
Commercial and municipal	431	474	4	567	11

Total impaired loans	$10,997	$12,784	$284	$12,513	$195

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Real estate:
Conventional	$5,447	$6,028	$—	$5,735	$342
Home equity	181	264	—	232	5
Commercial	7,383	8,151	—	8,093	379
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,118	77

Total impaired with no related allowance	$15,054	$16,832	$—	$16,411	$856

With an allowance recorded:
Real estate:
Conventional	$337	$370	$50	$546	$17
Commercial	727	727	17	1,539	32
Commercial and municipal	—	—	—	350	—

Total impaired with an allowance recorded	$1,064	$1,097	$67	$2,435	$49

Total
Real estate:
Conventional	$5,784	$6,398	$50	$6,281	$359
Home equity	181	264	—	232	5
Commercial	8,110	8,878	17	9,632	411
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,468	77

Total impaired loans	$16,118	$17,929	$67	$18,846	$905

The recorded investment of conventional real estate loans in the process of foreclosure was $327 thousand and $1.1 million at June 30, 2015 and December 31, 2014, respectively. OREO was $660 thousand, representing four residential properties, at June 30, 2015, compared to $251 thousand, representing two residential properties, of OREO and property acquired in settlement of loans at December 31, 2014.

The carrying amount of acquired loans at June 30, 2015 totaled $137.2 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.6 million and an outstanding principal balance of $3.0 million at June 30, 2015. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The carrying amount of acquired loans at December 31, 2014 totaled $153.3 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.7 million and an outstanding principal balance of $3.1 million at December 31, 2014. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans for the periods indicated:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Accretable yield at the beginning of the period	$2,125	$2,723

Accretion	(323)	(258)

Accretable yield at the end of the period	$1,802	$2,465

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	June 30, 2015
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$204,946	$26,481	$103,774	$—	$335,201
Special mention	—	6,436	27	464	—	6,927
Substandard	4,888	18,868	533	333	—	24,622
Loans not formally rated	645,443	6,911	14,657	22,559	6,549	696,119

Total	$650,331	$237,161	$41,698	$127,130	$6,549	$1,062,869

Acquired:
Grade:
Pass	$—	$59,413	$905	$10,401	$—	$70,719
Special mention	—	1,666	—	—	—	1,666
Substandard	1,045	7,273	377	551	—	9,246
Loans not formally rated	52,078	1,559	123	443	1,352	55,555

Total	$53,123	$69,911	$1,405	$11,395	$1,352	$137,186

	December 31, 2014
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$205,158	$19,798	$99,705	$—	$324,661
Special mention	—	2,952	35	850	—	3,837
Substandard	4,790	11,944	2,384	359	—	19,477
Loans not formally rated	650,772	15,586	12,771	24,247	7,438	710,814

Total	$655,562	$235,640	$34,988	$125,161	$7,438	$1,058,789

Acquired:
Grade:
Pass	$—	$64,441	$924	$10,676	$—	$76,041
Special mention	—	5,600	—	401	—	6,001
Substandard	863	5,693	389	1,811	—	8,756
Loans not formally rated	58,468	1,643	144	526	1,712	62,493

Total	$59,331	$77,377	$1,457	$13,414	$1,712	$153,291

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at June 30, 2015, and December 31, 2014 were $2.5 million and $2.4 million, respectively. The fair value of capitalized servicing rights was $4.0 million as of June 30, 2015. Servicing rights of $628 thousand were capitalized during the six months ended June 30, 2015, compared to $128 thousand for the same period in 2014. Amortization of capitalized servicing rights was $514 thousand for the six months ended June 30, 2015, compared to $390 thousand for the same period in 2014. Servicing rights of $465 thousand were capitalized during the three months ended June 30, 2015, compared to $83 thousand for the same period in 2014. Amortization of capitalized servicing rights was $157 thousand for the three months ended June 30, 2015, compared to $238 thousand for the same period in 2014.

Following table is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$63	$42	$19	$65
(Decrease) increase	(4)	(23)	40	(46)

Balance, end of period	$59	$19	$59	$19

Note H—Stock-based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 345,750 shares remaining available for issuance at June 30, 2015. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the six months ended June 30, 2015 and 2014, stock-based compensation expense of $79 thousand and $82 thousand, respectively, was recognized under the Company’s equity plan.

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

The Company granted a total of 64,250 shares of restricted stock awards to officers of the Company effective June 11, 2015. The restricted stock was granted under the Company’s 2014 Stock Incentive Plan and awarded the officers shares of restricted common stock of the Company. The shares vest ratably over a five year period beginning on June 11, 2016.

Note I—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$93	$85	$187	$170
Expected return on plan assets	(160)	(134)	(321)	(268)
Amortization of unrecognized net loss	89	65	178	130

Net periodic pension cost	$22	$16	$44	$32

Note J—Derivative Instruments and Hedging Activities

The Company’s mortgage banking activities include IRLCs and forward sales commitments that result in derivative instruments. IRLCs are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for these rate-locks which are designated as economic hedges.

The IRLCs generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan.

The following table summarizes the fair values of derivative instruments in the consolidated balance sheet as of June 30, 2015. There were no derivatives recorded at December 31, 2014.

(Dollars in thousands)	June 30, 2015
	Notional Amount	Fair Value Asset/(Liability)

Interest rate lock commitments	$11,126	$90
Forward loan sale commitments	$9,654	$60
Forward loan sale commitments	$3,151	$(20)

Note K—Earnings Per Share (“EPS”)

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic EPS:
Net income as reported	$2,418	$2,342	$4,721	$4,485
Cumulative preferred stock dividend earned	(20)	(58)	(40)	(115)

Net income available to common stockholders	$2,398	$2,284	$4,681	$4,370

Weighted average common shares outstanding	8,285,521	8,228,090	8,273,519	8,223,304
Earnings per common share – basic	$0.29	$0.28	$0.57	$0.53

Dilutive EPS:
Net income available to common stockholders	$2,398	$2,284	$4,681	$4,370

Weighted average common shares outstanding	8,285,521	8,228,090	8,273,519	8,223,304
Effect of dilutive securities, options	13,063	11,411	13,685	11,776

Weighted average common shares outstanding – diluted	8,298,584	8,239,501	8,287,204	8,235,080
Earnings per common share – diluted	$0.29	$0.28	$0.56	$0.53

Note L—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	As of
(Dollars in thousands)	June 30, 2015	December 31, 2014
Net unrealized holding loss on available-for-sale securities, net of tax	$(409)	$(341)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,998)	(2,998)

Accumulated other comprehensive loss	$(3,407)	$(3,339)

Reclassification disclosures for the periods ended June 30, 2015 and 2014 follow:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net unrealized holding (losses) gains on available-for-sale securities	$(515)	$1,371	$260	$2,128
Reclassification adjustment for realized gains in net income (1)	(1)	(435)	(373)	(443)

Other comprehensive (loss) income before income tax effect	(516)	936	(113)	1,685
Income tax benefit (expense)	204	(371)	45	(666)

	(312)	565	(68)	1,019

Other comprehensive loss – pension plan	—	—	—	—
Income tax benefit	—	—	—	—

	—	—	—	—

Other comprehensive (loss) income, net of tax effect	$(312)	$565	(68)	$1,019

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Note M—Operating Segments

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

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended June 30, 2015
Net interest and dividend income (expense)	$10,625	$—	$(459)	$—	$10,166
Provision for loan losses	215	—	—	—	215
Noninterest income (loss)	2,868	2,196	(93)	93	5,064
Noninterest expense	9,464	1,716	338	—	11,518

Income (loss) before provision for income taxes	3,814	480	(890)	93	3,497
Provision (benefit) for income taxes	1,206	183	(310)	—	1,079

Net income (loss)	$2,608	$297	$(580)	$93	$2,418

Total Assets	$1,489,915	$20,151	$174,741	$(173,303)	$1,511,504

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Six Months Ended June 30, 2015
Net interest and dividend income (expense)	$21,307	$7	$(916)	$—	$20,398
Provision for loan losses	419	—	—	—	419
Noninterest income (loss)	5,590	4,230	640	(640)	9,820
Noninterest expense	18,887	3,469	575	—	22,931

Income (loss) before provision for income taxes	7,591	768	(851)	(640)	6,868
Provision (benefit) for income taxes	2,428	291	(572)	—	2,147

Net income (loss)	$5,163	$477	$(279)	$(640)	$4,721

Total Assets	$1,489,915	$20,151	$174,741	$(173,303)	$1,511,504

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2014
Net interest and dividend income (expense)	$42,757	$7	$(835)	$—	$41,929
Provision for loan losses	905	—	—	—	905
Non-interest income (loss)	10,810	8,416	6,993	(6,993)	19,226
Non-interest expense	38,865	7,035	746	—	46,646

Income (loss) before provision for income taxes	13,797	1,388	5,412	(6,993)	13,604
Provision (benefit) for income taxes	3,704	488	(628)	—	3,564

Net income (loss)	$10,093	$900	$6,040	$(6,993)	$10,040

Total Assets	$1,480,357	$18,325	$177,837	$(172,733)	$1,503,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the six months ended June 30, 2015:

•	Net income available to common stockholders increased 7.12% compared to the same period in 2014.

•	Return on average common equity of 7.05% and return on average assets of 0.63%.

•	Book value per common share increased 1.13% to $16.15 as of June 30, 2015.

•	Loans decreased $11.7 million, or 0.97%, to $1.2 billion as of June 30, 2015.

•	Loans totaling $169.2 million were originated.

•	Our loan servicing portfolio increased $19.9 million to $431.5 million.

•	Net loan charge-offs were $749 thousand, or 0.12% (annualized) of average loans, for the six months ended June 30, 2015.

•	As a percentage of total loans, nonperforming loans were 0.59%.

•	Net interest margin was 2.99%.

•	Noninterest income increased 3.05% to $9.8 million compared to the same period in 2014.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes contained elsewhere in this report.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015. For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K (“Annual Report”).

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust Company. A summary of the financial results for each of our segments is included in Note M – Operating Segments in the notes to our unaudited condensed consolidated financial statements located elsewhere within this report.

Comparison of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014

Assets. Total assets were $1.5 billion at June 30, 2015, compared to $1.5 billion at December 31, 2014, an increase of $7.7 million, or 0.51%.

Securities Portfolio. Securities available-for-sale increased $3.6 million, or 3.15%, to $119.3 million at June 30, 2015 from $115.7 million at December 31, 2014. Net unrealized losses on securities available-for-sale were $678 thousand at June 30, 2015 compared to net unrealized losses of $565 thousand at December 31, 2014. During the six months ended June 30, 2015, we sold securities with a total book value of $39.8 million for a net gain on sales of $373 thousand, and $159.1 million of U.S. Treasury notes matured. During the same period, we purchased securities totaling $206.7 million including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $409 thousand at June 30, 2015 compared to an unrealized loss (after tax) of $341 thousand at December 31, 2014. The investments in our investment portfolio that were temporarily impaired as of June 30, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and we do not believe the losses relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio decreased $11.7 million, or 0.97%, to $1.2 billion at June 30, 2015 from $1.2 billion at December 31, 2014. The decrease of loans held in portfolio was primarily due to decreases in conventional real estate loans of $11.2 million, commercial real estate loans of $5.9 million, and consumer loans of $1.2 million, offset in part by an increase in construction loans of $6.7 million. As a percentage of total loans, impaired loans decreased to 0.92% at June 30, 2015 from 1.34% at December 31, 2014. During the six months ended June 30, 2015, we originated $169.2 million in loans, a decrease of 11.3%, compared to $190.8 million during the same period in 2014. At June 30, 2015, our mortgage servicing loan portfolio was $431.5 million, compared to $411.6 million at December 31, 2014. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2015, adjustable-rate mortgages comprised approximately 59.62% of our real estate mortgage loan portfolio, which represents a slightly lower percentage compared to the mix at December 31, 2014 of 59.96%.

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

The allowance for loan losses incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.” In accordance with ASC 310-10-35, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment can be based on the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as residential mortgage, home equity or installment loans that are collectively evaluated for impairment.

Our commercial loan officers review the financial condition of commercial loan customers on a regular basis and perform visual inspections of facilities and inventories. We also have loan review, internal audit and compliance programs with results reported directly to the Audit Committee of the Board of Directors.

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at June 30, 2015 was $8.9 million and at December 31, 2014 was $9.2 million. The allowance for loan losses represents 0.75% of total loans held at June 30, 2015 compared to 0.76% at December 31, 2014. Total impaired loans and non-performing assets at June 30, 2015 were approximately $11.7 million, representing 130.58% of the allowance for loan losses. Despite modestly improving economic and market conditions, actual charge-off experience within the portfolio during the period resulted in us making $400 thousand in provisions to the allowance for loan losses during the six months ended June 30, 2015, compared to $700 thousand in provisions made for the same period in 2014. Loan charge-offs (excluding the overdraft program) were $1.2 million during the six month period ended June 30, 2015, compared to $949 thousand for the same period in 2014. Recoveries were $485 thousand during the six month period ended June 30, 2015, compared to $294 thousand for the same period in 2014. This activity resulted in net charge-offs of $722 thousand for the six month period ended June 30, 2015, compared to $655 thousand for the same period in 2014. One-to-four family residential mortgages, and commercial and consumer loans accounted for 23%, 73% and 4%, respectively, of the amounts charged-off during the six month period ended June 30, 2015.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $8.9 million. The growth in the portfolio has been offset by a reduction in non-performing loans and modestly improving economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2015 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2015, the overdraft allowance was $12 thousand, compared to $20 thousand at December 31, 2014. There were provisions of $19 thousand for overdraft losses recorded during the six month period ended June 30, 2015, compared to $9 thousand for the same period during 2014. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following table is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Six months ended June 30, 2015
	Originated	Acquired	Total
Balance, beginning of year	$9,249	$—	$9,249

Charge-offs:
Conventional	(281)	—	(281)
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	(42)	—	(42)
Commercial and municipal loans	(884)	—	(884)

Total charged-off loans	(1,207)	—	(1,207)

Recoveries:
Conventional	8	—	8
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	12	—	12
Commercial and municipal loans	465	—	465

Total recoveries	485	—	485

Net charge-offs:	(722)	—	(722)

Provision (benefit) for loan loss charged to income:
Conventional	119	—	119
Commercial real estate	(285)	—	(285)
Construction	61	—	61
Consumer loans	34	—	34
Commercial and municipal loans	417	—	417
Unallocated	54	—	54

Total provision	400	—	400

Ending balance	$8,927	$—	$8,927

(Dollars in thousands)	Six months ended June 30, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(360)	—	(360)
Commercial real estate	(306)	—	(306)
Construction	—	—	—
Consumer loans	(37)	—	(37)
Commercial and municipal loans	(246)	—	(246)

Total charged-off loans	(949)	—	(949)

Recoveries
Conventional	242	—	242
Commercial real estate	1	—	1
Construction	—	—	—
Consumer loans	6	—	6
Commercial and municipal loans	45	—	45

Total recoveries	294	—	294

Net charge-offs:	(655)	—	(655)

Provision for loan loss charged to income:
Conventional	(304)	—	(304)
Commercial real estate	811	—	811
Construction	248	—	248
Consumer loans	19	—	19
Commercial and municipal loans	35	—	35
Unallocated	(109)	—	(109)

Total provision	700	—	700

Ending balance	$9,778	$—	$9,778

The following table is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Beginning balance	$20	$24

Overdraft charge-offs	(93)	(77)
Overdraft recoveries	66	64

Net overdraft charge-offs	(27)	(13)

Provision for overdraft losses	19	9

Ending balance	$12	$20

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	June 30, 2015			December 31, 2014
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,416	49%	59%	$4,713	51%	58%
Commercial	2,364	27%	25%	2,707	29%	26%
Land and construction	1,040	12%	4%	991	11%	3%
Collateral and consumer loans	70	1%	1%	66	—	1%
Commercial and municipal loans	629	7%	11%	635	7%	12%
Unallocated	124	1%	—	70	1%	—
Impaired loans	284	3%	—	67	1%	—

Allowance	$8,927	100%	100%	$9,249	100%	100%

Allowance as a percentage of originated loans		0.84%			0.87%
Impaired loans as a percentage of allowance		123.19%			174.27%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Allowance for loan losses	$8,927	$9,249
Overdraft allowance	12	20

Total allowance	$8,939	$9,269

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans were $33.9 million at June 30, 2015, compared to $28.2 million at December 31, 2014. OREO was $660 thousand at June 30, 2015, compared to $251 thousand at December 31, 2014. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Twenty-one loans considered to be impaired loans at June 30, 2015 have specific allowances identified and assigned. The 21 loans are secured by real estate, business assets or a combination of both. At June 30, 2015, the allowance included $284 thousand allocated to impaired loans. The portion of the allowance allocated to impaired loans at December 31, 2014 was $67 thousand.

At June 30, 2015, we had 56 loans totaling $7.7 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At June 30, 2015, 42 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 15 were more than 30 days past due at June 30, 2015. The balances of these past due loans were $2.8 million. At December 31, 2014, we had 59 loans totaling $11.0 million considered to be TDRs.

Loans over 90 days past due were $3.9 million at June 30, 2015, compared to $3.3 million at December 31, 2014. Loans 30 to 89 days past due were $7.9 million at June 30, 2015, compared to $9.6 million at December 31, 2014. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.49% at December 31, 2014 to 0.45% at June 30, 2015 and, as a percentage of total loans, decreased from 0.60% at December 31, 2014 to 0.57% at June 30, 2015.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity or capital resources. For the period ended June 30, 2015, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2015, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans	$6,861	76.75%	0.45%	$7,327	79.22%	0.48%
Other real estate owned and chattel	660	7.38%	0.04%	251	2.71%	0.02%

Total non-performing assets	$7,521	84.13%	0.49%	$7,578	81.93%	0.50%

The following table sets forth the recorded investment in nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Real estate:
Conventional	$2,963	$2,426
Home equity	103	181
Commercial	3,534	3,926
Construction	—	15
Consumer	—	—
Commercial and municipal	261	779

Total	$6,861	$7,327

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

Goodwill. Goodwill amounted to $44.6 million, or 2.95% of total assets, as of June 30, 2015, compared to $44.6 million, or 2.96% of total assets, as of December 31, 2014.

Other Intangible Assets. Other intangible assets were $8.6 million, or 0.57% of total assets, as of June 30, 2015, compared to $9.3 million, or 0.62% of total assets, as of December 31, 2014. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $660 thousand, representing four residential properties, at June 30, 2015, compared to $251 thousand, representing two residential properties, of OREO and property acquired in settlement of loans at December 31, 2014. During the six months ended June 30, 2015, two properties were sold while four additional properties were added.

Deposits. Total deposits decreased $4.0 million, or 0.34%, to $1.1 billion at June 30, 2015 compared to $1.2 billion at December 31, 2014. The decrease was primarily due to a decrease of $19.6 million in time deposits, partially offset by increases of $13.5 million in savings and money market accounts and $2.3 million in checking accounts.

Borrowings. We had outstanding balances of $146.0 million in advances from the FHLB at June 30, 2015, representing an increase of $5.0 million in outstanding balances compared to December 31, 2014. In addition to advances, we had 12 letters of credit totaling $48.8 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase increased $2.8 million, or 16.65%, to $19.5 million at June 30, 2015 from $16.8 million at December 31, 2014. Repurchase agreements are collateralized by some of our U.S. government and agency investment securities.

Comparison of the Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014 (unaudited)

Overview. Consolidated net income for the six months ended June 30, 2015 was $4.7 million, or $0.56 per diluted common share, compared to $4.5 million, or $0.53 per diluted common share, for the same period in 2014, an increase of $236 thousand, or 5.26%. Our net interest margin decreased to 2.99% at June 30, 2015 from 3.14% at June 30, 2014. Our return on average assets and average common stockholders’ equity for the six months ended June 30, 2015 were 0.63% and 7.05%, respectively, compared to 0.61% and 7.17%, respectively, for the same period in 2014.

Net Interest and Dividend Income. Net interest and dividend income decreased $518 thousand, or 2.48%, to $20.4 million for the six month period ended June 30, 2015, compared to $20.9 million for the six month period ended June 30, 2014, due to the additional expense of $574 thousand related to $17.0 million of subordinated debt issued in the fourth quarter of 2014, offset in part by a decrease of $178 thousand, or 25.32%, of interest on FHLB advances.

Interest and Dividend Income. For the six months ended June 30, 2015, total interest and dividend income decreased $195 thousand, or 0.81%, to $23.9 million, compared to $24.1 million for the same period in 2014. Interest and fees on loans increased $86 thousand, or 0.37%, to $23.1 million for the six month period ended June 30, 2015, compared to $23.0 million for the same period in 2014. Interest and dividends on investments and other interest decreased $281 thousand, or 24.46%, for the six month period ended June 30, 2015 compared to the same period in 2014.

Interest Expense. For the six months ended June 30, 2015, total interest expense increased $323 thousand, or 10.04%, to $3.5 million, compared to $3.2 million for the same period in 2014. Interest on deposits decreased $113 thousand, or 5.21%, to $2.1 million for the six month period ended June 30, 2015 compared to the same period in 2014 due in part to the migration from time deposits to lower cost deposit products. For the six months ended June 30, 2015, interest on advances and other borrowed money increased $436 thousand, or 41.60%, to $1.5 million from $1.0 million for the same period in 2014 due in part to the issuance of $17.0 million of subordinated debt in the fourth quarter of 2014, which resulted in $574 thousand of additional interest expense.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the six month periods indicated.

	Six month period ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,202,162	$23,071	3.79%	$1,177,993	$22,985	3.90%
Investment securities and other	159,993	868	1.09%	152,560	1,149	1.51%

Total interest-earning assets	1,362,155	23,939	3.51%	1,330,553	24,134	3.63%

Noninterest-earning assets:
Cash	15,289			9,439
Other noninterest-earning assets (3)	130,806			129,174

Total noninterest-earning assets	146,095			138,613

Total	$1,508,250			$1,469,166

Interest-bearing liabilities:
Savings, NOW and MMAs	$741,783	$433	0.12%	$675,927	$377	0.11%
Time deposits	345,722	1,624	0.94%	368,127	1,793	0.97%
Repurchase agreements	16,061	32	0.40%	22,645	29	0.26%
Subordinated debentures and other borrowed funds	177,430	1,452	1.64%	171,556	1,019	1.19%

Total interest-bearing liabilities	1,280,996	3,541	0.55%	1,238,255	3,218	0.52%

Noninterest-bearing liabilities:
Demand deposits	50,634			44,348
Other	34,687			38,436

Total noninterest-bearing liabilities	85,321			82,784

Stockholders’ equity	141,933			148,127

Total	$1,508,250			$1,469,166

Net interest and dividend income/Net interest rate spread		$20,398	2.96%		$20,916	3.11%

Net interest margin			2.99%			3.14%

Percentage of interest-earning assets to interest-bearing liabilities			106.34%			107.45%

(1)	Monthly average balances have been used for all periods.

(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Six Months Ended June 30, 2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$1,124	$(1,038)	$86
Interest income on investments	149	(430)	(281)

Total interest income	1,273	(1,468)	(195)

Interest expense on savings, NOW and MMAs	55	1	56
Interest expense on time deposits	(45)	(124)	(169)
Interest expense on repurchase agreements	(43)	46	3
Interest expense on capital securities and other borrowed funds	17	416	433

Total interest expense	(16)	339	323

Net interest income	$1,289	$(1,807)	$(518)

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $400 thousand for the six months ended June 30, 2015, compared to $700 thousand of provisions during the same period in 2014. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $19 thousand in provisions for overdraft losses in the six months ended June 30, 2015, compared to $9 thousand of provisions during the same period in 2014. For additional information on provisions and adequacy, please refer to the section herein on the Allowance for Loan Losses.

Noninterest Income and Expense. For the six months ended June 30, 2015, total noninterest income increased $291 thousand, or 3.05%, to $9.8 million, compared to $9.5 million for the same period in 2014.

Customer service fees decreased $117 thousand, or 3.97%, to $2.8 million from $2.9 million for the six months ended June 30, 2014. This decrease includes a decrease of $106 thousand in fees related to overdraft processing.

Gain on sales of securities decreased $70 thousand to $373 thousand from $443 thousand for the six months ended June 30, 2014. This decrease is due to the decreased volume of sales of securities with $40.2 million sold during the six months ended June 30, 2015, compared to $78.9 million for the same period in 2014.

Mortgage banking activities net increased $378 thousand to $681 thousand from $303 thousand for the six months ended June 30, 2014. The change represents increases of $297 thousand in gains on sales of loans and $500 thousand for capitalized mortgage servicing rights, which were partially offset by an increase of $124 thousand for the amortization of mortgage servicing rights. These changes reflect changes in pipelines, market rates, and shifts in consumer demand for long-term fixed rate products.

Net gains and losses on other real estate and property owned decreased $198 thousand to a net loss of $3 thousand for the six months ended June 30, 2015 from a net gain of $195 thousand for the same period in 2014.

Trust and investment management fee income increased $119 thousand, or 2.88%, to $4.2 million for the six months ended June 30, 2015, compared to $4.1 million for the same period in 2014.

Total noninterest expenses decreased $427 thousand, or 1.83%, to $22.9 million for the six months ended June 30, 2015, compared to $23.4 million for the same period in 2014, as discussed below.

Salaries and employee benefits decreased $93 thousand, or 0.77%, to $12.0 million from $12.1 million for the six months ended June 30, 2014. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $162 thousand, or 1.26%, to $13.0 million from $12.9 million for the six months ended June 30, 2014. Salary expense increased $200 thousand, or 2.08%, to $4.7 million from $4.5 million for the same period in 2014, reflecting ordinary cost-of-living adjustments, staffing reductions and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $254 thousand, or 33.03%, to $1.0 million from $770 thousand for the same period in 2014.

Outside services decreased $88 thousand, or 6.92%, to $1.2 million from $1.3 million for the same period in 2014. This decrease includes decreases of $33 thousand related to data processing expenses due to the elimination of processing expense related to the acquisition of Central Financial Corporation which converted to the Bank’s processor in the first quarter of 2014. Professional services decreased $60 thousand, or 8.34%, to $659 thousand from $719 thousand for the same period in 2014. This decrease includes decreases of $62 thousand in consulting fees and $16 thousand in audit fees, partially offset by an increase of $9 thousand in exam assessment fees.

Supplies expense decreased $25 thousand, or 8.39%, to $273 thousand from $298 thousand for the same period in 2014. Telephone expense decreased $26 thousand, or 4.59%, to $540 thousand from $566 thousand for the same period in 2014 as we continued to consolidate expenses.

Amortization of intangible assets decreased $93 thousand, or 10.70%, to $776 thousand from $869 thousand for the same period in 2014 as our intangible assets are on sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses decreased $8 thousand, or 0.27%, to $3.0 million from $2.9 million for the same period in 2014. This decrease includes decreases of $89 thousand related to Charter Trust Company’s expenses that were eliminated due to redundancy with the Bank’s expenses, $52 thousand in expenses related to non-performing assets and $49 thousand in postage expense, partially offset by increases of $106 thousand in holding company expenses and $82 thousand in ATM and debit card charge offs.

Comparison of the Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014 (unaudited)

Overview. Consolidated net income for the three months ended June 30, 2015 was $2.4 million, or $0.29 per diluted common share, compared to $2.3 million, or $0.28 per diluted common share, for the same period in 2014, an increase of $76 thousand, or 3.24%. Our net interest margin decreased to 2.95% at June 30, 2015 from 3.20% at June 30, 2014. Our return on average assets and average common stockholders’ equity for the three months ended June 30, 2015 were 0.64% and 7.20%, respectively, compared to 0.64% and 7.49%, respectively, for the same period in 2014.

Net Interest and Dividend Income. Net interest and dividend income decreased $497 thousand, or 4.66%, to $10.2 million for the three month period ended June 30, 2015, compared to $10.7 million for the three month period ended June 30, 2014, due to a decrease of interest on loans of $154 thousand, or 1.32%, to $11.5 million from $11.6 million for the three months ended June 30, 2014, a decrease in investment and other interest income of $220 thousand, or 35.37%, to $402 thousand from $622 thousand at June 30, 2014, and an additional expense of $287 thousand related to $17.0 million of subordinated debt issued in the fourth quarter of 2014, offset in part by a decrease of $107 thousand, or 15.16%, of interest on FHLB advances.

Interest and Dividend Income. For the three months ended June 30, 2015, total interest and dividend income decreased $371 thousand, or 3.03%, to $11.9 million, compared to $12.3 million for the same period in 2014. Interest and fees on loans decreased $154 thousand, or 1.32%, to $11.5 million for the three month period ended June 30, 2015, compared to $11.6 million for the same period in 2014 due primarily to decreased portfolio balances, offset in part by loans repricing to lower rates. Interest and dividends on investments and other interest decreased $217 thousand, or 35.06%, for the three month period ended June 30, 2015 compared to the same period in 2014.

Interest Expense. For the three months ended June 30, 2015, total interest expense increased $126 thousand, or 7.92%, to $1.7 million, compared to $1.6 million for the same period in 2014. Interest on deposits decreased $77 thousand, or 7.21%, to $991 thousand for the three month period ended June 30, 2015 compared to $1.1 million for the same period in 2014 due in part to the migration from time deposits to lower cost deposit products. For the three months ended June 30, 2015, interest on advances and other borrowed money increased $203 thousand, or 38.81%, to $726 thousand from $523 thousand for the same period in 2014 due in part to the issuance of $17.0 million of subordinated debt in the fourth quarter of 2014, which resulted in $287 thousand of additional interest expense.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three month periods indicated.

	Three month period ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,215,403	$11,481	3.78%	$1,188,885	$11,635	3.91%
Investment securities and other	162,343	402	0.99%	142,985	619	1.73%

Total interest-earning assets	1,377,746	11,883	3.45%	1,331,870	12,254	3.68%

Noninterest-earning assets:
Cash	14,530			9,020
Other noninterest-earning assets (3)	112,036			122,594

Total noninterest-earning assets	126,566			131,614

Total	$1,504,312			$1,463,484

Interest-bearing liabilities:
Savings, NOW and MMAs	$742,250	$293	0.16%	$675,564	$181	0.11%
Time deposits	336,210	698	0.83%	365,582	887	0.97%
Repurchase agreements	16,778	17	0.41%	22,609	15	0.26%
Subordinated debentures and other borrowed funds	183,544	709	1.55%	193,836	508	1.05%

Total interest-bearing liabilities	1,278,782	1,717	0.54%	1,257,591	1,591	0.51%

Noninterest-bearing liabilities:
Demand deposits	50,804			43,985
Other	32,413			13,834

Total noninterest-bearing liabilities	83,217			57,819

Stockholders’ equity	142,313			148,074

Total	$1,504,312			$1,463,484

Net interest and dividend income/Net interest rate spread		$10,166	2.91%		$10,663	3.17%

Net interest margin			2.95%			3.20%

Percentage of interest-earning assets to interest-bearing liabilities			107.74%			105.91%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Three Months Ended June 30, 2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$1,803	$(1,957)	$(154)
Interest income on investments	7	(224)	(217)

Total interest income	1,810	(2,181)	(371)

Interest expense on savings, NOW and MMAs	98	14	112
Interest expense on time deposits	(40)	(149)	(189)
Interest expense on repurchase agreements	(41)	43	2
Interest expense on capital securities and other borrowed funds	38	163	201

Total interest expense	55	71	126

Net interest income	$1,755	$(2,252)	$(497)

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $200 thousand for the three months ended June 30, 2015, compared to $700 thousand of provisions during the same period in 2014. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $15 thousand in provisions for overdraft losses in the three months ended June 30, 2015, compared to $9 thousand in provisions during the same period in 2014. For additional information on provisions and adequacy, please refer to the section herein on the Allowance for Loan Losses.

Noninterest Income and Expense. For the three months ended June 30, 2015, total noninterest income decreased $5 thousand, or 0.05%, to $5.1 million, compared to $5.1 million for the same period in 2014.

Customer service fees decreased $57 thousand, or 3.77%, to $1.5 million from $1.5 million for the three months ended June 30, 2014. This decrease includes a decrease of $63 thousand in fees related to overdraft processing.

Gain on sales of securities decreased $434 thousand to $1 thousand from $435 thousand for the three months ended June 30, 2014. This decrease is due to the decreased volume of sales of securities with $4.6 million sold during the three months ended June 30, 2015, compared to $76.8 million for the same period in 2014.

Mortgage banking activities net increased $381 thousand to $553 thousand from $172 thousand for the three months ended June 30, 2014. The change represents increases of $145 thousand in gains on sales of loans and $382 thousand for capitalized mortgage servicing rights. These changes reflect changes in pipelines, market rates, and shifts in consumer demand for long-term fixed rate products.

There were no net gains or losses on other real estate and property owned for the three month period ended June 30, 2015, compared to a net gain of $197 thousand for the same period in 2014.

Trust and investment management fee income increased $130 thousand, or 6.27%, to $2.2 million for the three months ended June 30, 2015, compared to $2.1 million for the same period in 2014.

Total noninterest expenses decreased $169 thousand, or 1.45%, to $11.5 million for the three months ended June 30, 2015, compared to $11.7 million for the same period in 2014, as discussed below.

Salaries and employee benefits decreased $120 thousand, or 1.97%, to $6.0 million from $6.1 million for the three months ended June 30, 2014. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $35 thousand, or 0.53%, to $6.6 million from $6.6 million for the three months ended June 30, 2014. Salary expense increased $50 thousand, or 1.04%, to $5.0 million from $4.9 million for the same period in 2014, reflecting ordinary cost-of-living adjustments, staffing reductions and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $155 thousand, or 32.02%, to $639 thousand from $484 thousand for the same period in 2014.

Outside services decreased $28 thousand, or 4.52%, to $591 thousand for the three months ending June 30, 2015 from $619 thousand for the same period in 2014. This decrease includes a decrease of $35 thousand related to data processing expenses. Professional services decreased $70 thousand, or 15.66%, to $377 thousand for the three months ending June 30, 2015 from $447 thousand for the same period in 2014. This decrease includes decreases of $45 thousand in consulting fees and $13 thousand in audit fees.

ATM processing fees increased $32 thousand, or 16.08%, to $231 thousand from $199 thousand for the same period in 2014. Supplies expense increased $29 thousand, or 21.64%, to $163 thousand for the three months ending June 30, 2015 from $134 thousand for the same period in 2014. Telephone expenses were consistent at $271 thousand for the three months ended June 30, 2015 and 2014.

Amortization of intangible assets decreased $48 thousand, or 11.06%, to $386 thousand for the three months ending June 30, 2015 from $434 thousand for the same period in 2014 as our intangible assets are on sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $66 thousand, or 4.65%, to $1.5 million from $1.4 million for the same period in 2014. This increase includes increases of $27 thousand in Vermont franchise tax due to the increased number of branches in Vermont as a result of the acquisition of the Central Financial Corporation, $92 thousand in contributions and $41 thousand in holding company expenses, partially offset by a decrease of $46 thousand related to Charter Trust Company’s expenses that were eliminated due to redundancy with the Bank’s expenses.

Contractual Obligations and Contingent Liabilities

During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At June 30, 2015, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $62.1 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2015, we had approximately $267.8 million in additional borrowing capacity from the FHLB.

At June 30, 2015, stockholders’ equity totaled $142.8 million, compared to $139.8 million at December 31, 2014. This increase reflects net income of $4.7 million, the declaration and payment of $2.1 million in common stock dividends, the declaration of $40 thousand in preferred stock dividends, contributions and reinvestments in the dividend reinvestment program of $94 thousand, vesting of stock awards of $157 thousand, exercise of common stock options of $204 thousand and $68 thousand in other comprehensive loss.

At June 30, 2015, we had unrestricted funds available in the amount of $5.4 million. As of June 30, 2015, our total cash needs for the remainder of 2015 are estimated to be approximately $3.3 million with $2.1 million projected to be used to pay cash dividends on our common stock, $574 thousand to pay interest on our subordinated debt, $300 thousand to pay interest on our capital securities, $40 thousand to pay dividends on our Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (“Series B Preferred Stock”), and approximately $322 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2015, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I Capital.

For the six months ended June 30, 2015, net cash provided by operating activities increased $4.1 million to $5.6 million, compared to cash provided of $1.5 million for the same period in 2014. Cash provided by loans sold increased $37.5 million for the six months ended June 30, 2015, compared to the same period in 2014. Net gain on sales of loans increased $225 thousand for the six months ended June 30, 2015, compared to the same period in 2014. Net gain on sales and calls of securities decreased $70 thousand for the six months ended June 30, 2015, compared to the same period in 2014, as a result of $40.7 million of securities sold and called during the six months ended June 30, 2015, compared to approximately $78.9 million of securities sold and called during the same period in 2014. The provision for loan losses decreased $290 thousand for the six months ended June 30, 2015, compared to the same period in 2014. The change in accrued interest receivable and other assets decreased $1.3 million for the six months ended June 30, 2015, compared to the same period in 2014. The change in accrued expenses and other liabilities went from a decrease of $2.0 million for the six months ended June 30, 2014 to an increase of $1.2 million for the six months ended June 30, 2015.

Net cash provided by investing activities was $6.5 million for the six months ended June 30, 2015, compared to cash used of $54.7 million for the same period in 2014, a change of $61.2 million. The cash used by net securities activities was $3.5 million for the six months ended June 30, 2015, compared to cash provided by net securities activities of $15.5 million for the same period in 2014. There was no cash used to purchase loans for the six months ended June 30, 2015, compared to cash used of $7.7 million for the same period in 2014. Cash provided by loan originations and principal collections, net, was $10.1 million for the six months ended June 30, 2015, an increase of $71.1 million, compared to cash used of $61.0 million for the same period in 2014.

For the six months ended June 30, 2015, net cash flows provided by financing activities decreased $61.3 million to $2.0 million, compared to net cash provided by financing activities of $63.2 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, we experienced a net decrease of $17.3 million in cash used in deposits and securities sold under agreements to repurchase comparing cash used of $1.1 million in 2015 to cash provided by of $16.1 million for the same period in 2014. For the six months ended June 30, 2015, we had a decrease of $44.3 million of cash provided by FHLB advances and other borrowings, comparing $5.0 million provided for the six months ended June 30, 2015 to cash provided of $49.3 million for the same period in 2014.

U.S. Treasury’s Small Business Lending Fund Program

On August 25, 2011, as part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, we entered into a Purchase Agreement with the U.S. Department of Treasury (the “Treasury”) pursuant to which we issued and sold to the Treasury 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under the Treasury’s Capital Purchase Program. With the acquisition of The Nashua Bank in 2012, we assumed $3.0 million of preferred stock issued to the Treasury. We used a portion of the net proceeds from the sale of the subordinated notes (as discussed below) to redeem a portion of our outstanding shares of Series B Preferred Stock. At December 31, 2014 and 2013, we had 8,000 shares and 23,000 shares, respectively, of Series B Preferred Stock issued and outstanding to the Treasury.

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

Subordinated Notes

On October 29, 2014, we entered into a Subordinated Note Purchase Agreement with certain accredited investors under which we issued an aggregate of $17.0 million of subordinated notes to the accredited investors. The notes have a maturity date of November 1, 2024 and bear interest at a fixed rate of 6.75% per annum. We may, at our option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The notes are not subject to repayment at the option of the noteholders. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to our senior indebtedness and to our obligations to our general creditors.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Company and the Bank became subject to new capital regulations adopted by the FRB and the OCC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses to executive officers and similar employees.

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

As of June 30, 2015 (unaudited), the Company and the Bank met each of their capital requirements and the Bank was considered “well-capitalized.”

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$122,741	8.54%	$57,506	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	122,741	12.29	59,926	6.0	N/A	N/A
Total Risk-Based Capital	131,855	13.20	79,901	8.0	N/A	N/A
Common Equity Tier 1 Capital	94,741	9.49	44,944	4.5	N/A	N/A

Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$133,289	9.27%	$57,499	4.0%	$71,874	5.0%
Tier 1 Risk-Based Capital	133,289	13.36	59,872	6.0	79,829	8.0
Total Risk-Based Capital	142,403	14.27	79,829	8.0	99,787	10.0
Common Equity Tier 1 Capital	133,289	13.36	44,904	4.5	64,861	6.5

Tangible Book Value

Book value per common share was $16.15 at June 30, 2015, compared to $15.97 per common share at December 31, 2014. Tangible book value per common share was $10.48 at June 30, 2015, compared to $9.44 per common share at December 31, 2014. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of common shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Stockholders’ equity	$142,755	$139,836
Less goodwill (1)	40,847	44,576
Less other intangible assets(1)	6,453	9,332
Less preferred stock	8,000	8,000

Tangible common equity	$87,455	$77,928

Ending common shares outstanding	8,344,389	8,258,031
Tangible book value per common share	$10.48	$9.44

(1)	Net of related deferred tax liability for periods beginning after January 1, 2015.

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

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performing benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At June 30, 2015, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. During the six months ended June 30, 2015, no shares were repurchased.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset-Liability Management

Market risk and interest rate risk management is governed by the Asset/Liability Committee (“ALCO”). The ALCO establishes exposure limits that define our tolerance for interest rate risk. The ALCO manages the composition of the balance sheet over a range of potential fluctuations in interest rates while responding, as appropriate, to market demand for loan and deposit products. Current exposures versus limits are reported to the Board of Directors at least quarterly. The policy limits and guidelines serve as benchmarks for measuring interest rate risk and for providing a framework for evaluation and interest rate risk management decision-making.

Market Risk

Market risk is the risk that the market value or estimated fair value of our assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

Interest Rate Risk

The principal market risk facing us is interest rate risk, which may include repricing risk, yield-curve risk, basis risk and prepayment risk. Repricing risk exists when the change in the average yield of either interest-earning assets or interest-bearing liabilities is more sensitive than the other to changes in market interest rates. A change in sensitivity could reflect an imbalance in the repricing opportunities of our assets and liabilities. Yield curve risk reflects the possibility that the changes in the shape of the yield curve could have different effects on our assets and liabilities. Basis risk exists when different parts of the balance sheet are subject to varying base rates reflecting the possibility that the spread from those base rates will deviate. Prepayment risk is associated with financial instruments with an option to prepay before the stated maturity often at a time of disadvantage to the person selling the option; this risk is most often associated with the prepayment of loans, callable investments and callable borrowings.

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

Our one-year cumulative interest rate gap at June 30, 2015 was negative 4.78%, compared to the December 31, 2014 gap of negative 2.34%. With a liability sensitive negative gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase. Over the next 12 months, $25.9 million more liabilities are subject to repricing than assets.

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

The following table sets forth our EVE at June 30, 2015, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$173,308	$140,654	$145,975	$137,206	$127,410	$117,990	$108,845
Percent of change		-3.6%		-6.0%	-12.7%	-19.2%	-25.4%
EVE Ratio:
Ratio		9.51%	10.07%	9.72%	9.26%	8.79%	8.30%
Change in basis points		-56		-35	-81	-128	-177

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate, securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. Information on derivative instruments is included in Note J – Derivative Instruments and Hedging Activities in the notes to our unaudited condensed consolidated financial statements located elsewhere within this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation pending to which we or any of our subsidiaries are a party or to which our property or the property of any of our subsidiaries is subject, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There are risks inherent to our business. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2015.

LAKE SUNAPEE BANK GROUP
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.