Form 10-Q
period 2015-09-30
Lake Sunapee Bank Group
filed 2015-11-09
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 3, 2015 was 8,360,120.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$25,498	$24,957
Interest-bearing deposit with the Federal Reserve Bank	16,402	26,163

Cash and cash equivalents	41,900	51,120
Interest-bearing time deposits with other banks	—	747
Securities available-for-sale	122,679	115,698
Federal Home Loan Bank stock	10,762	10,762
Loans held-for-sale	1,382	2,000
Loans receivable, net of allowance for loan losses of $8.6 million as of September 30, 2015 and $9.3 million as of December 31, 2014	1,196,161	1,206,845
Accrued interest receivable	3,051	2,576
Bank premises and equipment, net	24,753	24,391
Investments in real estate	3,426	3,533
Other real estate owned	677	251
Goodwill	44,576	44,576
Other intangible assets	8,180	9,332
Bank-owned life insurance	20,664	20,187
Other assets	12,601	11,768

Total assets	$1,490,812	$1,503,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$136,838	$117,889
Interest-bearing	1,000,099	1,034,825

Total deposits	1,136,937	1,152,714
Federal Home Loan Bank advances	129,998	140,992
Securities sold under agreements to repurchase	19,573	16,756
Subordinated debentures	37,620	37,620
Accrued expenses and other liabilities	22,511	15,868

Total liabilities	1,346,639	1,363,950

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; 8,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation value $1,000 per share	—	—
Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,790,528 shares issued and 8,356,199 shares outstanding at September 30, 2015, and 10,000,000 shares authorized, 8,692,360 shares issued and 8,258,031 shares outstanding at December 31, 2014	88	87
Paid-in capital	87,997	86,561
Retained earnings	67,366	63,876
Unearned restricted stock awards	(1,383)	(598)
Accumulated other comprehensive loss	(3,144)	(3,339)
Treasury stock, 434,329 shares as of September 30, 2015 and December 31, 2014, at cost	(6,751)	(6,751)

Total stockholders’ equity	144,173	139,836

Total liabilities and stockholders’ equity	$1,490,812	$1,503,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$11,599	$11,869	$34,670	$34,854
Interest on debt securities:
Taxable	291	314	862	1,034
Tax-exempt	82	89	253	425
Dividends	89	41	184	122
Other	21	6	52	23

Total interest and dividend income	12,082	12,319	36,021	36,458

Interest expense
Interest on deposits	941	1,155	2,999	3,324
Interest on advances and other borrowed money	698	537	2,181	1,591

Total interest expense	1,639	1,692	5,180	4,915

Net interest and dividend income	10,443	10,627	30,841	31,543
Provision for loan losses	21	27	440	736

Net interest and dividend income after provision for loan losses	10,422	10,600	30,401	30,807

Noninterest income
Customer service fees	1,496	1,567	4,325	4,513
Gain on sales of securities, net	—	313	373	756
Mortgage banking activities	196	257	1,008	560
Net (loss) gain on sales and writedowns of other real estate and property owned	(66)	(1)	(69)	194
Net (loss) gain on sales of premises and equipment	(6)	—	(3)	12
Rental income	176	181	513	528
Trust and investment management fee income	2,093	2,038	6,339	6,165
Insurance and brokerage service income	344	359	1,163	1,161
Bank-owned life insurance income	152	151	450	453
Other income	1	1	89	54

Total noninterest income	4,386	4,866	14,188	14,396

Noninterest expense
Salaries and employee benefits	6,123	6,330	18,133	18,433
Occupancy and equipment	1,485	1,411	4,700	4,606
Advertising and promotion	297	218	737	643
Depositors’ insurance	223	232	697	773
Outside services	702	602	1,885	1,874
Professional services	355	281	1,014	1,000
ATM processing fees	203	230	622	650
Supplies	149	128	422	428
Telephone	273	257	813	823
Amortization of intangible assets	376	416	1,152	1,285
Other expenses	1,570	1,348	4,494	4,297

Total noninterest expense	11,756	11,453	34,669	34,812

Income before provision for income taxes	3,052	4,013	9,920	10,391
Provision for income taxes	905	1,309	3,052	3,202

Net income	$2,147	$2,704	$6,868	$7,189

Net income available to common stockholders	$2,127	$2,646	$6,808	$7,017

Earnings per common share, basic	$0.25	$0.32	$0.82	$0.85

Weighted average number of shares, basic	8,254,688	8,242,181	8,234,789	8,229,665
Earnings per common share, assuming dilution	$0.25	$0.32	$0.82	$0.85

Weighted average number of shares, assuming dilution	8,265,187	8,255,350	8,242,303	8,237,850
Dividends declared per common share	$0.14	$0.13	$0.40	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$2,147	$2,704	$6,868	$7,189
Net change in unrealized loss (gain) on available-for-sale securities, net of tax effect	263	(428)	195	591

Comprehensive income	$2,410	$2,276	$7,063	$7,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred stock	—	—
Redemption of preferred stock	—	—

Balance, end of period	$—	$—

COMMON STOCK
Balance, beginning of year	$87	$87
Issuance of common stock from stock awards issued	1	—

Balance, end of period	$88	$87

PAID-IN CAPITAL
Balance, beginning of year	$86,561	$100,961
Increase on issuance of common stock from the exercise of stock options	336	35
Issuance of common stock from dividend reinvestment plan	159	117
Restricted stock awards issued	979	243
Restricted stock awards forfeited	(38)	—

Balance, end of period	$87,997	$101,356

RETAINED EARNINGS
Balance, beginning of year	$63,876	$58,347
Net income	6,868	7,189
Cash dividends declared, preferred stock	(60)	(173)
Dividends paid, common stock	(3,318)	(3,207)

Balance, end of period	$67,366	$62,156

UNEARNED RESTRICTED STOCK AWARDS
Balance, beginning of year	$(598)	$(490)
Shares awarded	(980)	(243)
Shares vested	157	135
Shares forfeited	38	—

Balance, end of period	$(1,383)	$(598)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(3,339)	$(2,897)
Net change in accumulated other comprehensive loss, net of tax effect	195	591

Balance, end of period	$(3,144)	$(2,306)

TREASURY STOCK
Balance, beginning of year	$(6,751)	$(6,751)
Issuance of restricted stock awards	—	—
Stock options exercised from treasury stock	—	—

Balance, end of period	$(6,751)	$(6,751)

TOTAL STOCKHOLDERS’ EQUITY	$144,173	$153,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,	September 30,
(Dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,868	$7,189
Depreciation and amortization	1,877	1,805
Amortization of fair value adjustments, net	222	246
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	55	8
Amortization of securities, net	215	339
Net (increase) decrease in mortgage servicing rights	(131)	283
Loans originated for sale	(73,051)	(28,870)
Proceeds from loans sold	74,253	27,556
Increase in cash surrender value of life insurance	(477)	(478)
Amortization of intangible assets	1,152	1,285
Provision for loan losses	440	736
Increase in accrued interest receivable and other assets	(1,302)	(1,681)
Net loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	2	(212)
Write-down of other real estate owned	70	6
Net gain on sales of securities	(373)	(756)
Net gain on sales of loans	(584)	(411)
Change in deferred loan origination fees and cost, net	(111)	(420)
Increase in accrued expenses and other liabilities	6,671	3,067

Net cash provided by operating activities	15,796	9,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	(4)	—
Capital expenditures – software	(88)	—
Capital expenditures – premises and equipment	(2,029)	(2,314)
Disposal of fixed assets	—	21
Proceeds from maturities of interest-bearing time deposits with other banks	747	996
Proceeds from sales and calls of securities available-for-sale	41,088	83,870
Proceeds from maturities of securities available-for-sale	204,064	50,009
Purchases of securities available-for-sale	(251,651)	(113,406)
Purchase of Federal Home Loan Bank stock	—	(1,002)
Loan originations and principal collections, net	8,726	(64,040)
Purchase of loans	—	(7,688)
Recoveries of loans previously charged off	771	351
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	168	1,928

Net cash provided by (used in) investing activities	1,792	(51,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, savings and NOW accounts	22,437	18,287
Net (decrease) increase in time deposits	(38,179)	4,767
Net increase (decrease) in securities sold under agreements to repurchase	2,817	(11,035)
Net (decrease) increase in short-term advances from Federal Home Loan Bank	(31,000)	75,000
Principal advances from Federal Home Loan Bank	30,000	20,000
Repayment of advances from the Federal Home Loan Bank	(10,000)	(55,750)
Issuance of common stock from dividend reinvestment plan	45	7
Dividends paid on preferred stock	(60)	(173)
Dividends paid on common stock	(3,204)	(3,097)
Proceeds from exercise of stock options	336	35

Net cash (used in) provided by financing activities	(26,808)	48,041

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,220)	6,458
CASH AND CASH EQUIVALENTS, beginning of period	51,120	33,578

CASH AND CASH EQUIVALENTS, end of period	$41,900	$40,036

	For the nine months ended
	September 30,	September 30,
(Dollars in thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,281	$4,922

Income taxes paid	$1,386	$3,363
Loans transferred to other real estate owned	$607	$458

Goodwill adjustments, net	$—	$402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Nature of Operations

Lake Sunapee Bank Group (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corporation (“LSFS”); Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company’s operations are managed along two reportable segments that represent its core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and its subsidiary, Charter Trust Company (“Charter Trust”). The Company, through its direct and indirect subsidiaries, currently operates 27 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 16 locations in Vermont in Orange, Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note B—Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, the Bank, and the Bank’s subsidiaries, M&E, Lake Sunapee Group, Inc., LSFS and Charter Holding and its subsidiaries, Charter Trust and Charter New England Agency. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note C—Impact of New Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. However, in August 2015, FASB issued ASU 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its condensed consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-05, “Intangibles – Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

In August 2015, FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the Update require the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015. The company anticipates that the adoption of this ASU will not have a material impact on its condensed consolidated financial statements.

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

The following summarizes assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$65,309	$—	$65,309	$—
U.S. government-sponsored enterprise bonds	7,308	—	7,308	—
Mortgage-backed securities	41,157	—	41,157	—
Municipal bonds	8,507	—	8,507	—
Other bonds and debentures	122	—	122	—
Equity securities	276	276	—	—
Interest rate lock commitments	92	—	—	92

Totals	$122,771	$276	$122,403	$92

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$40,123	$—	$40,123	$—
U.S. government-sponsored enterprise bonds	7,265	—	7,265	—
Mortgage-backed securities	58,280	—	58,280	—
Municipal bonds	9,596	—	9,596	—
Other bonds and debentures	126	—	126	—
Equity securities	308	308	—	—

Totals	$115,698	$308	$115,390	$—

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$82	$—	$—	$82

	$82	$—	$—	$82

The following table presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the periods indicated:

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended September 30, 2015
Balance as of June 30, 2015	$40	$90
Realized (loss) gain recognized in non-interest income	(122)	92
Transfers to loans held for sale	—	(90)

Balance as of September 30, 2015	$(82)	$92

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Nine months ended September 30, 2015
Balance as of December 31, 2014	$—	$—
Realized (loss) gain recognized in non-interest income	(82)	310
Transfers to loans held for sale	—	(218)

Balance as of September 30, 2015	$(82)	$92

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$4,538	$—	$—	$4,538
Other real estate owned	677	—	—	677

	$5,215	$—	$—	$5,215

(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$997	$—	$—	$997
Other real estate owned	251	—	—	251

	$1,248	$—	$—	$1,248

There were no loans measured for impairment using the fair value of the underlying collateral at September 30, 2015 and December 31, 2014. Collateral dependent loans are valued using third-party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses, which represents an unobservable input. Impaired loans measured for impairment using the net present value of cash flows had a recorded investment of $4.9 million with a valuation allowance of $335 thousand at September 30, 2015. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2014, impaired loans measured using the net present value of cash flows had a recorded investment of $1.1 million with a valuation allowance of $67 thousand.

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) September 30, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$41,900	$41,900	$—	$—	$41,900
Securities available-for-sale	122,679	276	122,403	—	122,679
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	1,382	—	1,395	—	1,395
Loans, net	1,196,161	—	—	1,203,286	1,203,286
Investment in unconsolidated subsidiaries	620	—	—	338	338
Accrued interest receivable	3,051	3,051	—	—	3,051
Bank-owned life insurance	20,664	20,664	—	—	20,664
Interest rate lock commitments	92	—	—	92	92
Financial liabilities:
Deposits	1,136,937	—	1,137,637	—	1,137,637
Federal Home Loan Bank advances	129,998	—	131,052	—	131,052
Securities sold under agreements to repurchase	19,573	19,573	—	—	19,573
Subordinated debentures	37,620	—	—	28,643	28,643
Forward loan sale commitments	82	—	—	82	82

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$51,120	$51,120	$—	$—	$51,120
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	115,698	308	115,390	—	115,698
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,000	—	2,029	—	2,029
Loans, net	1,206,845	—	—	1,205,578	1,205,578
Investment in unconsolidated subsidiaries	620	—	—	400	400
Accrued interest receivable	2,576	2,576	—	—	2,576
Bank-owned life insurance	20,187	20,187	—	—	20,187
Financial liabilities:
Deposits	1,152,714	—	1,154,466	—	1,154,466
Federal Home Loan Bank advances	140,992	—	141,746	—	141,746
Securities sold under agreements to repurchase	16,756	16,756	—	—	16,756
Subordinated debentures	37,620	—	—	29,909	29,909

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2015 or during the 12-month period ended December 31, 2014.

Note E—Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost of securities available-for-sale and their approximate fair values at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands) September 30, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$65,340	$20	$51	$65,309
U.S. government-sponsored enterprise bonds	7,327	3	22	7,308
Mortgage-backed securities	41,291	54	188	41,157
Municipal bonds	8,595	40	128	8,507
Other bonds and debentures	109	13	—	122
Equity securities	258	29	11	276

Total available-for-sale	$122,920	$159	$400	$122,679

(Dollars in thousands) December 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale	$116,263	$280	$845	$115,698

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2015:

(Dollars in thousands)	Fair Value
U.S. Treasury notes	$35,000
Municipal bonds	1,873

Total due in less than one year	$36,873

U.S. Treasury notes	$30,309
U.S. government-sponsored enterprise bonds	6,982
Municipal bonds	3,353
Other bonds and debentures	97

Total due after one year through five years	$40,741

U.S. government-sponsored enterprise bonds	$163
Municipal bonds	2,110

Total due after five years through ten years	$2,273

U.S. government-sponsored enterprise bonds	$163
Municipal bonds	1,171
Other bonds and debentures	25

Total due after ten years	$1,359

For the nine months ended September 30, 2015, the proceeds from sales of securities available-for-sale were $40.2 million. The Company realized gross gains of $373 thousand during the same period on the sales of securities available-for-sale. The tax provision applicable to these net realized gains amounted to $148 thousand. For the nine months ended September 30, 2014, the proceeds from sales of securities available-for-sale were $83.9 million. Gross gains of $756 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $299 thousand. Securities, carried at $115.3 million and $115.1 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of September 30, 2015 and December 31, 2014, respectively.

Note F—Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
Bonds and notes
U.S. Treasury notes	$—	$—	$10,238	$51	$10,238	$51
U.S. government-sponsored enterprise bonds	—	—	7,145	22	7,145	22
Mortgage-backed securities	16,817	68	12,416	120	29,233	188
Municipal bonds	3,659	30	2,226	98	5,885	128
Equity securities	76	11	—	—	76	11

Total temporarily impaired securities	$20,552	$109	$32,025	$291	$52,577	$400

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Bonds and notes
U.S. Treasury notes	$10,112	$53	$20,012	$336	$30,124	$389
U.S. government-sponsored enterprise bonds	—	—	7,077	98	7,077	98
Mortgage-backed securities	12,109	14	13,675	257	25,784	271
Municipal bonds	—	—	3,554	86	3,554	86
Equity securities	42	1	—	—	42	1

Total temporarily impaired securities	$22,263	$68	$44,318	$777	$66,581	$845

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not believe the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

Note G—Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$596,393	$45,031	$641,424
Home equity	64,245	5,648	69,893
Commercial	242,126	65,823	307,949
Construction	39,198	1,354	40,552

	941,962	117,856	1,059,818
Commercial and municipal loans	123,474	9,641	133,115
Consumer loans	6,463	1,227	7,690

Total loans	1,071,899	128,724	1,200,623
Allowance for loan losses	(8,607)	—	(8,607)
Deferred loan origination costs, net	4,145	—	4,145

Loans receivable, net	$1,067,437	$128,724	$1,196,161

	December 31, 2014
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$592,386	$53,304	$645,690
Home equity	63,176	6,027	69,203
Commercial	235,640	77,377	313,017
Construction	34,988	1,457	36,445

	926,190	138,165	1,064,355
Commercial and municipal loans	125,161	13,414	138,575
Consumer loans	7,438	1,712	9,150

Total loans	1,058,789	153,291	1,212,080
Allowance for loan losses	(9,269)	—	(9,269)
Deferred loan origination costs, net	4,034	—	4,034

Loans receivable, net	$1,053,554	$153,291	$1,206,845

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) September 30, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(352)	(770)	—	(28)	(161)	—	(1,311)
Recoveries	101	474	—	66	95	—	736
(Benefit) provision	(247)	211	(488)	30	60	347	(87)

Ending balance, September 30, 2015	$4,265	$2,639	$503	$703	$80	$417	$8,607

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(200)	(311)	—	(31)	(20)	—	(562)
Recoveries	8	—	—	18	9	—	35
Provision	192	311	—	13	11	—	527

Ending balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$230	$77	$21	$7	$—	$—	$335
Collectively evaluated for impairment	4,035	2,562	482	696	80	417	8,272

Total allowance for loan losses ending balance, September 30, 2015	$4,265	$2,639	$503	$703	$80	$417	$8,607

Loans:
Originated:
Individually evaluated for impairment	$6,698	$3,003	$537	$629	$—	$—	$10,867

	Real Estate
(Dollars in thousands) September 30, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Collectively evaluated for impairment	653,940	239,123	38,661	122,845	6,463	—	1,061,032
Acquired loans (Discounts related to Credit Quality)	50,679	65,823	1,354	9,641	1,227	—	128,724

Total loans ending balance, September 30, 2015	$711,317	$307,949	$40,552	$133,115	$7,690	$—	$1,200,623

	Real Estate
(Dollars in thousands) September 30, 2014	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2013	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(514)	(431)	—	(256)	(164)	—	(1,365)
Recoveries	288	1	—	52	78	—	419
(Benefit) provision	(469)	664	529	(317)	75	254	736

Ending balance, September 30, 2014	$4,690	$2,377	$882	$1,040	$64	$494	$9,547

Acquired:
Beginning balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, September 30, 2014	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$22	$44	$—	$4	$—	$—	$70
Collectively evaluated for impairment	4,668	2,333	882	1,036	64	494	9,477

Total allowance for loan losses ending balance, September 30, 2014	$4,690	$2,377	$882	$1,040	$64	$494	$9,547

Loans:
Originated:
Individually evaluated for impairment	$6,543	$8,301	$1,208	$1,165	$—	$—	$17,217
Collectively evaluated for impairment	643,691	226,562	31,091	123,397	7,682	—	1,032,423
Acquired loans (Discounts related to Credit Quality)	64,261	77,995	2,160	13,778	1,913	—	160,107

Total loans ending balance, September 30, 2014	$714,495	$312,858	$34,459	$138,340	$9,595	$—	$1,209,747

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of the date indicated:

	Real Estate
(Dollars in thousands) December 31, 2014	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Individually evaluated for impairment	$50	$17	$—	$—	$—	$—	$67
Collectively evaluated for impairment	4,713	2,707	991	635	86	70	9,202

Total allowance for loan losses ending balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269

Loans:
Originated:
Individually evaluated for impairment	$5,965	$8,110	$1,163	$880	$—	$—	$16,118
Collectively evaluated for impairment	649,597	227,530	33,825	124,281	7,438	—	1,042,671
Acquired loans (Discounts related to Credit Quality)	59,331	77,377	1,457	13,414	1,712	—	153,291

Total loans ending balance, December 31, 2014	$714,893	$313,017	$36,445	$138,575	$9,150	$—	$1,212,080

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	September 30, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$55	$961	$1,909	$2,925	$3,407
Home equity	253	127	51	431	51
Commercial	1,161	1,951	853	3,965	2,630
Construction	—	—	90	90	90
Commercial and municipal	69	318	469	856	469
Consumer	10	4	—	14	—

Total	$1,548	$3,361	$3,372	$8,281	$6,647

Acquired:
Real estate:
Conventional	$767	$468	$475	$1,710	$907
Home equity	—	—	57	57	57
Commercial	554	271	441	1,266	441
Construction	—	—	—	—	—
Commercial and municipal	—	75	—	75	—
Consumer	21	—	—	21	—

Total	$1,342	$814	$973	$3,129	$1,405

	December 31, 2014
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$2,639	$810	$1,080	$4,529	$1,577
Home equity	60	31	181	272	181
Commercial	1,683	365	672	2,720	2,290
Construction	—	28	—	28	—
Commercial and municipal	304	48	330	682	659
Consumer	34	6	—	40	—

Total	$4,720	$1,288	$2,263	$8,271	$4,707

Acquired:
Real estate:
Conventional	$907	$589	$352	$1,848	$849
Commercial	545	1,107	671	2,323	1,636
Construction	—	—	15	15	15
Commercial and municipal	1	415	—	416	120
Consumer	37	15	—	52	—

Total	$1,490	$2,126	$1,038	$4,654	$2,620

Loans past due 90 days or more and still accruing interest were $291 thousand, representing $44 thousand and $247 thousand for one residential loan and one commercial real estate loan, respectively, as of September 30, 2015. There were no loans past due 90 days or more and still accruing as of December 31, 2014.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of September 30, 2015 and December 31, 2014 based on payment performance status:

	September 30, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$2,636	$1,177	$447	$160	$4,420
Non-performing	1,861	853	—	—	2,714

Total	$4,497	$2,030	$447	$160	$7,134

	December 31, 2014
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,359	$4,183	$1,148	$101	$8,791
Non-performing	882	1,015	—	358	2,255

Total	$4,241	$5,198	$1,148	$459	$11,046

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the nine month period ended September 30, 2015, certain loan modifications were executed that constituted TDRs. Substantially all of these modifications included one or a combination of the following: (1) an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; (2) temporary reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate Reduction And Extended Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Interest Rate and Maturity	Total
Real estate:
Conventional	$80	$267	$423	$—	$51	$821
Commercial and municipal	—	—	—	7	—	7

Total TDRs	$80	$267	$423	$7	$51	$828

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2014:

(Dollars in thousands)	Extended Maturity	Interest Only Payments	Combination of Interest Only Payments, Rate Reduction, and Extended Maturity	Combination of Rate Reduction, re-Amortized and Extended Maturity	Interest Only Payments and Extended Maturity	Re-amortized Payment	Total
Real estate:
Conventional	$—	$—	$351	$44	$548	$—	$943
Commercial	211	467	210	—	—	103	991
Commercial and municipal	—	35	—	—	—	—	35

Total TDRs	$211	$502	$561	$44	$548	$103	$1,969

The following table summarizes TDRs that occurred during the periods indicated:

	For the nine months ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	6	$821	$821
Commercial and municipal	1	7	7

Total	7	$828	$828

	For the nine months ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate:
Conventional	12	$943	$943
Commercial	4	991	991
Commercial and municipal	1	35	35

Total	17	$1,969	$1,969

At September 30, 2015, there were specific loan loss reserves of $94 thousand related to TDRs that occurred during the nine-month period ended September 30, 2015. There were three TDRs for which there was a payment default during the nine-month period ended September 30, 2015, which occurred within 12 months following the date of the loan debt restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

At September 30, 2014, there were specific loan loss reserves of $40 thousand related to TDRs that occurred during the nine-month period ended September 30, 2014. There were no troubled debt restructurings for which there was a payment default during the nine-month period ending September 30, 2014, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of and for the nine months ended September 30, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$3,849	$4,433	$—	$4,324	$107
Home equity	108	158	—	150	1
Commercial	1,362	2,000	—	3,342	59
Construction	90	90	—	372	3
Commercial and municipal	585	585	—	558	18

Total impaired with no related allowance	5,994	7,266	—	8,746	188

With an allowance recorded:
Real estate:
Conventional	2,741	2,906	230	2,020	103
Commercial	1,642	1,642	77	1,153	57
Construction	447	468	21	301	13
Commercial and municipal	44	44	7	31	2

Total impaired with an allowance recorded	4,874	5,060	335	3,505	175

Total:
Real estate:
Conventional	6,590	7,339	230	6,344	210

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses	Average Recorded Investment	Interest Income Recognized
Home equity	108	158	—	150	1
Commercial	3,004	3,642	77	4,495	116
Construction	537	558	21	673	16
Commercial and municipal	629	629	7	589	20

Total impaired loans	$10,868	$12,326	$335	$12,251	$363

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the year ended December 31, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$5,447	$6,028	$—	$5,735	$342
Home equity	181	264	—	232	5
Commercial	7,383	8,151	—	8,093	379
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,118	77

Total impaired with no related allowance	15,054	16,832	—	16,411	856

With an allowance recorded:
Real estate:
Conventional	337	370	50	546	17
Commercial	727	727	17	1,539	32
Commercial and municipal	—	—	—	350	—

Total impaired with an allowance recorded	1,064	1,097	67	2,435	49

Total
Real estate:
Conventional	5,784	6,398	50	6,281	359
Home equity	181	264	—	232	5
Commercial	8,110	8,878	17	9,632	411
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,468	77

Total impaired loans	$16,118	$17,929	$67	$18,846	$905

The recorded investment of conventional real estate loans in the process of foreclosure was $590 thousand and $1.1 million at September 30, 2015 and December 31, 2014, respectively. OREO was $677 thousand, representing three residential properties and two commercial properties, at September 30, 2015, compared to $251 thousand, representing two residential properties, of OREO and property acquired in settlement of loans at December 31, 2014.

The carrying amount of acquired loans at September 30, 2015 totaled $128.7 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.6 million and an outstanding principal balance of $2.9 million at September 30, 2015. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

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

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans for the periods indicated:

(Dollars in thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014
Accretable yield at the beginning of the period	$1,802	$2,302
Reclassification from nonaccretable difference for loans with improved cash flows	458	—
Accretion	(116)	(170)
Change in cash flows that do not affect nonaccretable difference	239

Accretable yield at the end of the period	$2,383	$2,132

(Dollars in thousands)	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Accretable yield at the beginning of the period	$2,125	$2,723
Reclassification from nonaccretable difference for loans with improved cash flows	458	—
Accretion	(200)	(591)

Accretable yield at the end of the period	$2,383	$2,132

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	September 30, 2015
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$211,679	$27,003	$100,308	$—	$338,990
Special mention	—	4,769	22	190	—	4,981
Substandard	5,541	8,697	585	429	—	15,252
Loans not formally rated	655,097	16,981	11,588	22,547	6,463	712,676

Total	$660,638	$242,126	$39,198	$123,474	$6,463	$1,071,899

Acquired:
Grade:
Pass	$—	$56,733	$1,059	$8,693	$—	$66,485
Special mention	—	1,658	—	—	—	1,658
Substandard	997	5,926	172	550	—	7,645
Loans not formally rated	49,682	1,506	123	398	1,227	52,936

Total	$50,679	$65,823	$1,354	$9,641	$1,227	$128,724

	December 31, 2014
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$205,158	$19,798	$99,705	$—	$324,661
Special mention	—	2,952	35	850	—	3,837
Substandard	4,790	11,944	2,384	359	—	19,477
Loans not formally rated	650,772	15,586	12,771	24,247	7,438	710,814

Total	$655,562	$235,640	$34,988	$125,161	$7,438	$1,058,789

	December 31, 2014
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Acquired:
Grade:
Pass	$—	$64,441	$924	$10,676	$—	$76,041
Special mention	—	5,600	—	401	—	6,001
Substandard	863	5,693	389	1,811	—	8,756
Loans not formally rated	58,468	1,643	144	526	1,712	62,493

Total	$59,331	$77,377	$1,457	$13,414	$1,712	$153,291

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans over $250 thousand. The assessment of those loans less than $250 thousand is based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for such loans less than $250 thousand and if a loan becomes delinquent over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower. For residential real estate and consumer loans the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment capacity.

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

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the periodic impairment of net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2015, and December 31, 2014 were $2.5 million and $2.4 million, respectively. The fair value of capitalized servicing rights was $4.2 million as of September 30, 2015 and December 31, 2014. Servicing rights of $927 thousand were capitalized during the nine months ended September 30, 2015, compared to $295 thousand for the same period in 2014. Amortization of capitalized servicing rights was $778 thousand for the nine months ended September 30, 2015, compared to $628 thousand for the same period in 2014. Servicing rights of $299 thousand were capitalized during the three months ended September 30, 2015, compared to $163 thousand for the same period in 2014. Amortization of capitalized servicing rights was $264 thousand for the three months ended September 30, 2015, compared to $238 thousand for the same period in 2014.

Following table is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$59	$19	$19	$65
(Decrease) increase	(23)	(4)	17	(50)

Balance, end of period	$36	$15	$36	$15

Note H—Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government agencies, mortgage-backed securities and municipal bonds. The securities were held in the Bank’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

The following table represents the Company’s short-term collateralized financing obtained through repurchase agreements and the related collateral pledged as of the periods indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Repurchase agreements
U.S. Treasury notes	$18,281	$5,006
U.S. government-sponsored enterprise bonds	—	177
Mortgage-backed securities	1,179	11,396
Municipal bonds	113	177

Total	$19,573	$16,756

Note I—Stock-Based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 348,250 shares remaining available for issuance at September 30, 2015. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the nine months ended September 30, 2015 and 2014, stock-based compensation expense of $165 thousand and $122 thousand, respectively, was recognized under the Company’s equity plan.

The Company granted a total of 16,500 shares of restricted stock awards to directors of the Company effective May 1, 2014. The restricted stock was granted under the Company’s 2004 Stock Incentive Plan and awarded the directors shares of restricted common stock of the Company. Of the shares granted, 1,500 shares vested immediately on May 1, 2014 with the remaining 15,000 shares vesting ratably over a five-year period beginning on May 1, 2015.

The Company granted a total of 64,250 shares of restricted stock awards to officers of the Company effective June 11, 2015. The restricted stock was granted under the Company’s 2014 Stock Incentive Plan and awarded the officers shares of restricted common stock of the Company. The shares vest ratably over a five-year period beginning on June 11, 2016.

Note J—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$93	$85	$280	$255
Expected return on plan assets	(160)	(134)	(481)	(402)
Amortization of unrecognized net loss	89	65	266	195

Net periodic pension cost	$22	$16	$65	$48

Note K—Derivative Instruments and Hedging Activities

The Company’s mortgage banking activities include IRLCs and forward sales commitments that result in derivative instruments. IRLCs are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for these rate-locks, which are designated as economic hedges.

The IRLCs generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan.

The following table summarizes the fair values of derivative instruments in the consolidated balance sheet as of September 30, 2015. There were no derivatives recorded at December 31, 2014.

(Dollars in thousands)	September 30, 2015
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$9,415	$92
Forward loan sale commitments	$8,781	$(82)

Note L—Earnings Per Share (“EPS”)

The Company computes earnings per share in accordance with FASB ASC 260-10. Under the guidance, unvested restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing basic earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS for the three and nine months ended September 30, 2015 and 2014 assumes, as of the beginning of the period, exercise of stock awards using the treasury stock method. Certain of our stock awards that would potentially dilute Basic EPS in the future were also antidilutive for the three and nine months ended September 30, 2015 and 2014 and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income as reported	$2,147	$2,704	$6,868	$7,189
Cumulative preferred stock dividend earned	(20)	(58)	(60)	(173)
Dividends and undistributed earnings allocated to participating shares	(26)	—	(52)	—

Net income applicable to common stock	$2,101	$2,646	$6,756	$7,016

Weighted average common shares outstanding for basic EPS	8,254,688	8,242,181	8,234,789	8,229,665
Effect of dilutive equity-based awards	10,499	13,169	7,514	8,185
Average common shares outstanding for dilutive EPS	8,265,187	8,255,350	8,242,303	8,237,850
Earnings per common share – basic	$0.25	$0.32	$0.82	$0.85

Earnings per common share – diluted	$0.25	$0.32	$0.82	$0.85

Note M—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	September 30, 2015	December 31, 2014
Net unrealized holding loss on available-for-sale securities, net of tax	$(146)	$(341)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(2,998)	(2,998)

Accumulated other comprehensive loss	$(3,144)	$(3,339)

Reclassification disclosures for the periods ended September 30, 2015 and 2014 follow:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net unrealized holding gains (losses) on available-for-sale securities	$437	$(395)	$697	$1,730
Reclassification adjustment for realized gains in net income (1)	—	(313)	(373)	(756)

Other comprehensive income (loss) before income tax effect	437	(708)	324	974
Income tax (expense) benefit	(174)	280	(129)	(383)

Other comprehensive income (loss), net of tax effect	$263	$(428)	195	$591

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense amounts are included in provision for income taxes and the after tax amounts are included in net income.

Note N—Operating Segments

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

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended September 30, 2015
Net interest and dividend income (expense)	$10,900	$5	$(462)	$—	$10,443
Provision for loan losses	21	—	—	—	21
Noninterest income	2,517	2,071	2,521	(2,723)	4,386
Noninterest expense	9,861	1,750	145	—	11,756

Income before provision for income taxes	3,535	326	1,914	(2,723)	3,052
Provision (benefit) for income taxes	1,014	124	(233)	—	905

Net income	$2,521	$202	$2,147	$(2,723)	$2,147

Total Assets	$1,488,823	$22,655	$170,586	$(191,252)	$1,490,812

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Nine months Ended September 30, 2015
Net interest and dividend income (expense)	$32,207	$12	$(1,378)	$—	$30,841
Provision for loan losses	440	—	—	—	440
Noninterest income	8,567	6,301	8,161	(8,841)	14,188
Noninterest expense	28,730	5,219	720	—	34,669

Income before provision for income taxes	11,604	1,094	6,063	(8,841)	9,920
Provision (benefit) for income taxes	3,443	414	(805)	—	3,052

Net income	$8,161	$680	$6,868	$(8,841)	$6,868

Total Assets	$1,488,823	$22,655	$170,586	$(191,252)	$1,490,812

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2014
Net interest and dividend income (expense)	$42,757	$7	$(835)	$—	$41,929
Provision for loan losses	905	—	—	—	905
Noninterest income (loss)	10,810	8,416	6,993	(6,993)	19,226
Noninterest expense	38,865	7,035	746	—	46,646

Income (loss) before provision for income taxes	13,797	1,388	5,412	(6,993)	13,604
Provision (benefit) for income taxes	3,704	488	(628)	—	3,564

Net income (loss)	$10,093	$900	$6,040	$(6,993)	$10,040

Total Assets	$1,480,357	$18,325	$177,837	$(172,733)	$1,503,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the nine months ended September 30, 2015:

•	Net income available to common stockholders was $6.8 million, or $0.82 per common share.

•	Common Equity Tier I capital remained strong at 9.59%.

•	Return on average common stockholders’ equity of 6.80% and return on average assets of 0.61%.

•	Book value per common share increased 2.07% to $16.30 as of September 30, 2015.

•	Loans decreased $10.7 million, or 0.89%, to $1.2 billion as of September 30, 2015.

•	Loans totaling $265.4 million were originated.

•	Our loan servicing portfolio increased $29.2 million to $440.7 million.

•	Net loan charge-offs were $1.1 million, or 0.12% (annualized) of average loans, for the nine months ended September 30, 2015.

•	As a percentage of total loans, nonperforming loans were 0.67%.

•	Net interest margin was 2.97%.

•	Noninterest expense was $34.7 million, a decrease of $143 thousand compared to the same period in 2014.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015. For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2014 Annual Report on Form 10-K (“Annual Report”).

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

Comparison of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014

Assets. Total assets were $1.5 billion at September 30, 2015, compared to $1.5 billion at December 31, 2014, a decrease of $13.0 million, or 0.86%.

Securities Portfolio. Securities available-for-sale increased $7.0 million, or 6.03%, to $122.7 million at September 30, 2015 from $115.7 million at December 31, 2014 in order to maintain additional collateral requirements for pledged deposits. Net unrealized losses on securities available-for-sale were $241 thousand at September 30, 2015 compared to net unrealized losses of $565 thousand at December 31, 2014. During the nine months ended September 30, 2015, we sold securities with a total book value of $39.8 million for a net gain on sales of $373 thousand, and $204.1 million of U.S. Treasury notes matured. During the same period, we purchased securities totaling $251.7 million, including U.S. Treasury notes and mortgage-backed securities. Our net unrealized loss (after tax) on our investment portfolio was $146 thousand at September 30, 2015 compared to an unrealized loss (after tax) of $341 thousand at December 31, 2014. The investments in our investment portfolio that were temporarily impaired as of September 30, 2015 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and we do not believe the losses relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio decreased $10.7 million, or 0.89%, to $1.2 billion at September 30, 2015 from $1.2 billion at December 31, 2014. The decrease of loans held in portfolio was primarily due to decreases in conventional real estate loans of $3.6 million, commercial real estate loans of $5.1 million, commercial and municipal loans of $5.5 million and consumer loans of $1.5 million, offset in part by an increase in construction loans of $4.1 million. As a percentage of total loans, impaired loans decreased to 0.91% at September 30, 2015 from 1.34% at December 31, 2014. During the nine months ended September 30, 2015, we originated $265.4 million in loans, a decrease of 6.84%, compared to $284.9 million during the same period in 2014. At September 30, 2015, our mortgage servicing loan portfolio was $440.7 million, compared to $411.6 million at December 31, 2014. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2015, adjustable-rate mortgages comprised approximately 60.24% of our real estate mortgage loan portfolio, which represents a slightly higher percentage compared to the mix at December 31, 2014 of 59.96%.

Allowance and Provision for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. Adjustments to the allowance for loan losses are charged to income through the provision for loan losses. We test the adequacy of the allowance for loan losses at least quarterly by preparing an analysis applying loss factors to outstanding loans by type. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. In determining the loss factors, we consider historical losses and market conditions. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. During the current quarter we adjusted the methodology to include additional segmentation of the portfolio by loan type.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at September 30, 2015 was $8.6 million compared to $9.2 million at December 31, 2014. The allowance for loan losses represents 0.72% of total loans held at September 30, 2015 compared to 0.76% at December 31, 2014. Total impaired loans and non-performing assets at September 30, 2015 were $11.5 million, representing 134.34% of the allowance for loan losses. Modestly improving economic and market conditions and actual charge-off experience within the portfolio during the period resulted in us making $400 thousand in provisions to the allowance for loan losses during the nine months ended September 30, 2015, compared to $700 thousand in provisions made for the same period in 2014. Loan charge-offs (excluding the overdraft program) were $1.7 million during the nine-month period ended September 30, 2015, compared to $1.3 million for the same period in 2014. Recoveries were $682 thousand during the nine-month period ended September 30, 2015, compared to $351 thousand for the same period in 2014. This activity resulted in net charge-offs of $1.1 million for the nine-month period ended September 30, 2015, compared to $907 thousand for the same period in 2014. One-to-four family residential mortgages, commercial mortgages, commercial and municipal and consumer loans accounted for 32%, 62%, 3% and 3%, respectively, of the amounts charged-off during the nine-month period ended September 30, 2015.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses of $8.6 million. The growth in the originated loan portfolio has been offset by a reduction in non-performing loans and modestly improving economic conditions that affect the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions during the remainder of 2015 to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2015, the overdraft allowance was $14 thousand, compared to $20 thousand at December 31, 2014. There were provisions of $40 thousand for overdraft losses recorded during the nine-month period ended September 30, 2015, compared to $36 thousand for the same period during 2014. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following table is a summary of activity in the allowance for loan losses account (excluding overdraft allowances) for the periods indicated:

(Dollars in thousands)	Nine months ended September 30, 2015
	Originated	Acquired	Total
Balance, beginning of year	$9,249	$—	$9,249

Charge-offs:
Conventional	(352)	(200)	(552)
Commercial real estate	(770)	(311)	(1,081)
Construction	—	—	—
Consumer loans	(26)	(20)	(46)
Commercial and municipal loans	(28)	(31)	(59)

Total charged-off loans	(1,176)	(562)	(1,738)

Recoveries:
Conventional	101	8	109
Commercial real estate	474	—	474
Construction	—	—	—
Consumer loans	6	9	15
Commercial and municipal loans	66	18	84

Total recoveries	647	35	682

Net charge-offs:	(529)	(527)	(1,056)

(Benefit) provision for loan loss charged to income:
Conventional	(247)	192	(55)
Commercial real estate	211	311	522
Construction	(488)	—	(488)
Consumer loans	32	11	43
Commercial and municipal loans	58	13	71
Unallocated	307	—	307

Total (benefit) provision	(127)	527	400

Ending balance	$8,593	$—	$8,593

(Dollars in thousands)	Nine months ended September 30, 2014
	Originated	Acquired	Total
Balance, beginning of year	$9,733	$—	$9,733

Charge-offs:
Conventional	(514)	—	(514)
Commercial real estate	(431)	—	(431)
Construction	—	—	—
Consumer loans	(57)	—	(57)
Commercial and municipal loans	(256)	—	(256)

Total charged-off loans	(1,258)	—	(1,258)

Recoveries:
Conventional	288	—	288
Commercial real estate	1	—	1
Construction	—	—	—
Consumer loans	10	—	10
Commercial and municipal loans	52	—	52

Total recoveries	351	—	351

Net charge-offs:	(907)	—	(907)

Provision (benefit) for loan loss charged to income:
Conventional	(469)	—	(469)
Commercial real estate	664	—	664
Construction	529	—	529
Consumer loans	39	—	39
Commercial and municipal loans	(317)	—	(317)
Unallocated	254	—	254

Total provision	700	—	700

Ending balance	$9,526	$—	$9,526

The following table is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Beginning balance	$20	$24

Overdraft charge-offs	(135)	(107)
Overdraft recoveries	89	68

Net overdraft charge-offs	(46)	(39)

Provision for overdraft losses	40	36

Ending balance	$14	$21

The following table sets forth the allocation of the allowance for loan losses (excluding overdraft allowances), the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2015			December 31, 2014
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,035	47%	59%	$4,713	51%	58%
Commercial	2,562	30%	26%	2,707	29%	26%
Land and construction	482	5%	3%	991	11%	3%
Collateral and consumer loans	66	1%	1%	66	—	1%
Commercial and municipal loans	696	8%	11%	635	7%	12%
Unallocated	417	5%	—	70	1%	—
Impaired loans	335	4%	—	67	1%	—

Allowance	$8,593	100%	100%	$9,249	100%	100%

Allowance as a percentage of originated loans		0.80%			0.87%
Impaired loans as a percentage of allowance		126.46%			174.27%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Allowance for loan losses	$8,593	$9,249
Overdraft allowance	14	20

Total allowance	$8,607	$9,269

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans net of specific reserves were $22.6 million at September 30, 2015, compared to $28.2 million at December 31, 2014. OREO was $677 thousand at September 30, 2015 compared to $251 thousand at December 31, 2014. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Twenty-five loans considered to be impaired loans at September 30, 2015 have specific allowances identified and assigned. The 25 loans are secured by real estate, business assets or a combination of both. At September 30, 2015, the allowance included $335 thousand allocated to impaired loans compared to $67 thousand at December 31, 2014.

At September 30, 2015, we had 54 loans totaling $7.1 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At September 30, 2015, 40 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 14 were non-performing at September 30, 2015. The balances of these past due loans were $2.7 million. At December 31, 2014, we had 59 loans totaling $11.0 million considered to be TDRs.

Loans over 90 days past due were $4.3 million at September 30, 2015, compared to $3.3 million at December 31, 2014. Loans 30 to 89 days past due were $7.1 million at September 30, 2015, compared to $9.6 million at December 31, 2014. As a percentage of assets, the recorded investment in non-performing loans increased from 0.48% at December 31, 2014 to 0.56% at September 30, 2015 and, as a percentage of total loans, increased from 0.60% at December 31, 2014 to 0.69% at September 30, 2015.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties that we reasonably expect will materially impact future operating results, liquidity or capital resources. For the period ended September 30, 2015, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2015, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans	$8,052	93.55%	0.54%	$7,327	79.22%	0.48%
Loans 90 days or more past due and accruing	292	3.39%	0.02%	—	—	—
Other real estate owned and chattel	677	7.87%	0.05%	251	2.71%	0.02%

Total non-performing assets	$9,021	104.81%	0.61%	$7,578	81.93%	0.50%

The following table sets forth the recorded investment in nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Real estate:
Conventional	$4,314	$2,426
Home equity	108	181
Commercial	3,071	3,926
Construction	90	15
Consumer	—	—
Commercial and municipal	469	779

Total	$8,052	$7,327

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

Goodwill. Goodwill was $44.6 million, or 2.99% of total assets, as of September 30, 2015, compared to $44.6 million, or 2.96% of total assets, as of December 31, 2014.

Other Intangible Assets. Other intangible assets were $8.2 million, or 0.55% of total assets, as of September 30, 2015, compared to $9.3 million, or 0.62% of total assets, as of December 31, 2014. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $677 thousand, representing three residential properties and two commercial properties, at September 30, 2015, compared to $251 thousand, representing two residential properties of OREO and property acquired in settlement of loans at December 31, 2014. During the nine months ended September 30, 2015, two properties were sold while five additional properties were added.

Deposits. Total deposits decreased $15.8 million, or 1.37%, to $1.1 billion at September 30, 2015 compared to $1.2 billion at December 31, 2014. The decrease was primarily due to a decrease of $38.2 million in time deposits, partially offset by increases of $3.5 million in savings and money market accounts and $18.9 million in checking accounts.

Borrowings. We had outstanding balances of $130.0 million in advances from the FHLB at September 30, 2015, representing a decrease of $11.0 million in outstanding balances compared to December 31, 2014. In addition to advances, we had 12 letters of credit totaling $48.8 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase increased $2.8 million, or 16.81%, to $19.6 million at September 30, 2015 from $16.8 million at December 31, 2014.

Comparison of the Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014 (unaudited)

Overview. Consolidated net income for the nine months ended September 30, 2015 was $6.9 million, or $0.82 per diluted common share, compared to $7.2 million, or $0.85 per diluted common share, for the same period in 2014, a decrease of $321 thousand, or 4.47%. Our net interest margin decreased to 2.97% at September 30, 2015 from 3.12% at September 30, 2014. Our return on average assets and average common stockholders’ equity for the nine months ended September 30, 2015 were 0.61% and 6.80%, respectively, compared to 0.65% and 6.49%, respectively, for the same period in 2014.

Net Interest and Dividend Income. Net interest and dividend income decreased $703 thousand, or 2.23%, to $30.8 million for the nine-month period ended September 30, 2015, compared to $31.5 million for the nine-month period ended September 30, 2014, due to the additional expense of $861 thousand related to $17.0 million of subordinated debt issued in the fourth quarter of 2014, offset in part by a decrease of $324 thousand, or 30.54%, of interest on FHLB advances.

Interest and Dividend Income. For the nine months ended September 30, 2015, total interest and dividend income decreased $438 thousand, or 1.20%, to $36.0 million, compared to $36.5 million for the same period in 2014. Interest and fees on loans decreased $184 thousand, or 0.53%, to $34.7 million for the nine-month period ended September 30, 2015, compared to $34.9 million for the same period in 2014. Interest and dividends on investments and other interest decreased $254 thousand, or 15.84%, for the nine-month period ended September 30, 2015 compared to the same period in 2014.

Interest Expense. For the nine months ended September 30, 2015, total interest expense increased $265 thousand, or 5.39%, to $5.2 million, compared to $4.9 million for the same period in 2014. Interest on deposits decreased $325 thousand, or 9.78%, to $3.0 million for the nine month period ended September 30, 2015 compared to the same period in 2014 due in part to the migration from time deposits to lower cost deposit products. For the nine months ended September 30, 2015, interest on advances and other borrowed money increased $590 thousand, or 37.08%, to $2.2 million from $1.6 million for the same period in 2014 due in part to the issuance of $17.0 million of subordinated debt in the fourth quarter of 2014, which resulted in $861 thousand of additional interest expense.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the nine month periods indicated.

	Nine month period ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,216,071	$34,670	3.80%	$1,192,568	$34,854	3.90%
Investment securities and other	166,678	1,351	1.08%	153,626	1,604	1.39%

Total interest-earning assets	1,382,749	36,021	3.47%	1,346,194	36,458	3.61%

Noninterest-earning assets:
Cash	15,824			19,482
Other noninterest-earning assets(3)	97,463			97,974

Total noninterest-earning assets	113,287			117,456

Total	$1,496,036			$1,463,650

Interest-bearing liabilities:
Savings, NOW and MMAs	$753,722	$712	0.13%	$685,687	$592	0.12%
Time deposits	342,971	2,287	0.89%	368,380	2,732	0.99%
Repurchase agreements	16,686	50	0.40%	20,651	46	0.30%
Subordinated debentures and other borrowed funds	172,478	2,131	1.65%	174,486	1,545	1.18%

Total interest-bearing liabilities	1,285,857	5,180	0.54%	1,249,204	4,915	0.52%

Noninterest-bearing liabilities:
Demand deposits	52,418			45,994
Other	15,121			20,701

Total noninterest-bearing liabilities	67,539			66,695

Stockholders’ equity	142,640			147,751

Total	$1,496,036			$1,463,650

Net interest and dividend income/Net interest rate spread		$30,841	2.93%		$31,543	3.09%

Net interest margin			2.97%			3.12%

Percentage of interest-earning assets to interest-bearing liabilities			107.54%			107.76%

(1)	Monthly average balances have been used for all periods.

(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Nine Months Ended September 30, 2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$933	$(1,117)	$(184)
Interest income on investments	193	(446)	(253)

Total interest income	1,126	(1,563)	(437)

Interest expense on savings, NOW and MMAs	116	4	120
Interest expense on time deposits	(100)	(345)	(445)
Interest expense on repurchase agreements	(26)	30	4
Interest expense on capital securities and other borrowed funds	(13)	599	586

Total interest expense	(23)	288	265

Net interest income	$1,149	$(1,851)	$(702)

Provision for Loan Losses. The provision for loan losses (not including overdraft allowances) was $400 thousand for the nine months ended September 30, 2015, compared to $700 thousand of provisions during the same period in 2014. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $40 thousand in provisions for overdraft losses in the nine months ended September 30, 2015, compared to $36 thousand of provisions during the same period in 2014. For additional information on provisions and adequacy, please refer to the section herein on the Allowance for Loan Losses.

Noninterest Income and Expense. For the nine months ended September 30, 2015, total noninterest income decreased $208 thousand, or 1.44%, to $14.2 million, compared to $14.4 million for the same period in 2014.

Customer service fees decreased $188 thousand, or 4.17%, to $4.3 million from $4.5 million for the nine months ended September 30, 2014. This decrease includes a decrease of $174 thousand in fees related to overdraft processing.

Gain on sales of securities decreased $383 thousand, or 50.66%, to $373 thousand from $756 thousand for the nine months ended September 30, 2014. This decrease is due to the decreased volume of sales of securities with $40.2 million sold during the nine months ended September 30, 2015, compared to $83.9 million for the same period in 2014.

Mortgage banking activities increased $448 thousand, or 80.00%, to $1.0 million from $560 thousand for the nine months ended September 30, 2014. The change represents increases of $331 thousand in gains on sales of loans and $632 thousand for capitalized mortgage servicing rights, which were partially offset by an increase of $151 thousand for the amortization of mortgage servicing rights. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net gains and losses on other real estate and property owned decreased $263 thousand, or 135.57%, to a net loss of $69 thousand for the nine months ended September 30, 2015 from a net gain of $194 thousand for the same period in 2014.

Trust and investment management fee income increased $174 thousand, or 2.82%, to $6.3 million for the nine months ended September 30, 2015, compared to $6.2 million for the same period in 2014.

Total noninterest expenses decreased $144 thousand, or 0.41%, to $34.7 million for the nine months ended September 30, 2015, compared to $34.8 million for the same period in 2014, as discussed below.

Salaries and employee benefits decreased $300 thousand, or 1.63%, to $18.1 million from $18.4 million for the nine months ended September 30, 2014. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $65 thousand, or 0.33%, to $19.7 million from $19.7 million for the nine months ended September 30, 2014. Salary expense increased $82 thousand, or 0.56%, to $14.2 million from $14.1 million for the same period in 2014, reflecting ordinary cost-of-living adjustments, staffing reductions and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $365 thousand, or 29.48%, to $1.6 million from $1.2 million for the same period in 2014.

Occupancy expenses increased $94 thousand, or 2.04%, to $4.7 million from $4.6 million for the same period in 2014. The increase relates primarily to $87 thousand of additional depreciation for bank premises and equipment purchased during the period.

Outside services increased $11 thousand, or 0.59%, to $1.9 million from $1.9 million for the same period in 2014. Professional services increased $14 thousand, or 1.40%, to $1.0 million from $1.0 thousand for the same period in 2014.

Supplies expense decreased $6 thousand, or 1.40%, to $422 thousand from $428 thousand for the same period in 2014. Telephone expense decreased $10 thousand, or 1.22%, to $813 thousand from $823 thousand for the same period in 2014 as we continued to consolidate expenses.

Amortization of intangible assets decreased $133 thousand, or 10.35%, to $1.2 million from $1.3 million for the same period in 2014 as our intangible assets are on sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $197 thousand, or 4.58%, to $4.5 million from $4.3 million for the same period in 2014. This increase includes increases of $78 thousand in holding company expenses, $115 thousand in ATM and debit card charge offs and $72 thousand in contributions, partially offset by decreases of $117 thousand related to Charter Trust’s expenses that were eliminated due to redundancy with the Bank’s expenses.

Comparison of the Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014 (unaudited)

Overview. Consolidated net income for the three months ended September 30, 2015 was $2.1 million, or $0.25 per diluted common share, compared to $2.7 million, or $0.32 per diluted common share, for the same period in 2014, a decrease of $557 thousand, or 20.60%. Our net interest margin decreased to 2.99% at September 30, 2015 from 3.14% at September 30, 2014. Our return on average assets and average common stockholders’ equity for the three months ended September 30, 2015 were 0.57% and 6.32%, respectively, compared to 0.72% and 7.37%, respectively, for the same period in 2014.

Net Interest and Dividend Income. Net interest and dividend income decreased $184 thousand, or 1.74%, to $10.4 million for the three-month period ended September 30, 2015, compared to $10.6 million for the three-month period ended September 30, 2014, due to a decrease of interest on loans of $270 thousand, or 2.27%, to $11.6 million from $11.9 million for the three months ended September 30, 2014, and an additional expense of $287 thousand related to $17.0 million of subordinated debt issued in the fourth quarter of 2014, offset in part by an increase in investment and other interest income of $33 thousand, or 7.11%, to $483 thousand from $450 thousand at September 30, 2014, and a decrease of $146 thousand, or 40.74%, of interest on FHLB advances.

Interest and Dividend Income. For the three months ended September 30, 2015, total interest and dividend income decreased $231 thousand, or 1.93%, to $12.1 million, compared to $12.3 million for the same period in 2014. Interest and fees on loans decreased $270 thousand, or 2.27%, to $11.6 million for the three-month period ended September 30, 2015, compared to $11.9 million for the same period in 2014 due primarily to loans repricing to lower rates, offset in part by increased portfolio balances. Interest and dividends on investments and other interest increased $33 thousand, or 7.11%, for the three-month period ended September 30, 2015 compared to the same period in 2014.

Interest Expense. For the three months ended September 30, 2015, total interest expense decreased $53 thousand, or 3.13%, to $1.6 million, compared to $1.7 million for the same period in 2014. Interest on deposits decreased $214 thousand, or 18.53%, to $941 thousand for the three month period ended September 30, 2015, compared to $1.2 million for the same period in 2014 due in part to the migration from time deposits to lower cost deposit products. For the three months ended September 30, 2015, interest on advances and other borrowed money increased $161 thousand, or 29.98%, to $698 thousand from $537 thousand for the same period in 2014 due in part to the issuance of $17.0 million of subordinated debt in the fourth quarter of 2014, which resulted in $287 thousand of additional interest expense, offset in part by decreases in interest on FHLB advances of $146 thousand, or 40.74%.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three month periods indicated.

	Three month period ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,215,447	$11,599	3.82%	$1,190,544	$11,869	3.99%
Investment securities and other	179,830	483	1.07%	162,988	450	1.11%

Total interest-earning assets	1,395,277	12,082	3.46%	1,353,532	12,319	3.64%

Noninterest-earning assets:
Cash	6,013			11,931
Other noninterest-earning assets(3)	108,654			130,735

Total noninterest-earning assets	114,667			142,666

Total	$1,509,944			$1,496,198

Interest-bearing liabilities:
Savings, NOW and MMAs	$777,212	$257	0.13%	$707,244	$216	0.12%
Time deposits	337,560	684	0.81%	372,463	938	1.01%
Repurchase agreements	17,874	19	0.40%	18,032	16	0.35%
Subordinated debentures and other borrowed funds	162,736	679	1.67%	180,250	522	1.15%

Total interest-bearing liabilities	1,295,382	1,639	0.51%	1,277,989	1,692	0.53%

Noninterest-bearing liabilities:
Demand deposits	55,930			47,809
Other	14,684			23,583

Total noninterest-bearing liabilities	70,614			71,392

Stockholders’ equity	143,948			146,817

Total	$1,509,944			$1,496,198

Net interest and dividend income/Net interest rate spread		$10,443	2.95%		$10,627	3.11%

Net interest margin			2.99%			3.14%

Percentage of interest-earning assets to interest-bearing liabilities			107.71%			105.91%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Three Months Ended September 30, 2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$1,244	$(1,514)	$(270)
Interest income on investments	108	(75)	33

Total interest income	1,352	(1,589)	(237)

Interest expense on savings, NOW and MMAs	40	1	41
Interest expense on time deposits	(43)	(211)	(254)
Interest expense on repurchase agreements	(2)	5	3
Interest expense on capital securities and other borrowed funds	(154)	311	157

Total interest expense	(159)	106	(53)

Net interest income	$1,511	$(1,695)	$(184)

Provision for Loan Losses. There were no provisions for loan losses (not including overdraft allowances) for the three months ended September 30, 2015 and September 30, 2014. We recorded $21 thousand in provisions for overdraft losses in the three months ended September 30, 2015, compared to $27 thousand in provisions during the same period in 2014. For additional information on provisions and adequacy, please refer to the section herein on the Allowance for Loan Losses.

Noninterest Income and Expense. For the three months ended September 30, 2015, total noninterest income decreased $480 thousand, or 9.86%, to $4.4 million, compared to $4.9 million for the same period in 2014.

Customer service fees decreased $71 thousand, or 4.53%, to $1.5 million from $1.6 million for the three months ended September 30, 2014. This decrease includes a decrease of $68 thousand in fees related to overdraft processing.

Gain on sales of securities decreased $313 thousand, or 100.00%, to $0 from $313 thousand for the three months ended September 30, 2014 due to no sale activity for the three months ended September 30, 2015.

Mortgage banking activities decreased $60 thousand, or 23.35%, to $197 thousand from $257 thousand for the three months ended September 30, 2014. The change represents decreases of $120 thousand in the fair value of secondary market derivatives and an increase of $26 thousand in amortization of mortgage servicing rights, partially offset by an increase of $136 thousand for capitalized mortgage servicing rights. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net gains or losses on other real estate and property owned decreased by $65 thousand to a net loss of $66 thousand for the three-month period ended September 30, 2015, compared to a net loss of $1 thousand for the same period in 2014.

Trust and investment management fee income increased $55 thousand, or 2.70%, to $2.1 million for the three months ended September 30, 2015, compared to $2.0 million for the same period in 2014.

Total noninterest expenses increased $303 thousand, or 2.65%, to $11.8 million for the three months ended September 30, 2015, compared to $11.5 million for the same period in 2014, as discussed below.

Salaries and employee benefits decreased $207 thousand, or 3.27%, to $6.1 million from $6.3 million for the three months ended September 30, 2014. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, decreased $96 thousand, or 1.41%, to $6.7 million from $6.7 million for the three months ended September 30, 2014. Salary expense increased $77 thousand, or 1.62%, to $4.9 million from $4.8 million for the same period in 2014, reflecting ordinary cost-of-living adjustments, staffing reductions and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $111 thousand, or 23.72%, to $579 thousand from $468 thousand for the same period in 2014.

Occupancy expenses increased $74 thousand, or 5.24%, to $1.5 million from $1.4 million for the same period in 2014. The increase relates primarily to $41 thousand of additional depreciation for bank premises and equipment purchased during the period.

Outside services increased $100 thousand, or 16.61%, to $702 thousand for the three months ending September 30, 2015 from $602 thousand for the same period in 2014. Professional services increased $74 thousand, or 26.33%, to $355 thousand for the three months ended September 30, 2015 from $281 thousand for the same period in 2014. This increase includes increases of $88 thousand in consulting fees.

ATM processing fees decreased $27 thousand, or 11.4%, to $203 thousand from $230 thousand for the same period in 2014. Supplies expense increased $21 thousand, or 16.41%, to $149 thousand for the three months ending September 30, 2015 from $128 thousand for the same period in 2014. Telephone expenses increased $16 thousand, or 6.23% to $273 thousand for the three months ended September 30, 2015 from $257 thousand for the same period in 2014.

Amortization of intangible assets decreased $40 thousand, or 9.62%, to $376 thousand for the three months ending September 30, 2015 from $416 thousand for the same period in 2014 as our intangible assets are on sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $222 thousand, or 16.47%, to $1.6 million from $1.3 million for the same period in 2014. This increase reflects increases of $32 thousand in ATM and debit card losses, $61 thousand expenses related to non-performing assets, and $51 thousand in contributions, partially offset by a decrease of $37 thousand related to cash shipment expense and $42 thousand in holding company expenses.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described in the section in our Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities.”

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At September 30, 2015, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $56.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2015, we had approximately $236.3 million in additional borrowing capacity from the FHLB.

At September 30, 2015, stockholders’ equity totaled $144.2 million, compared to $139.8 million at December 31, 2014. This increase reflects net income of $6.9 million, the declaration of $3.3 million in common stock dividends, the declaration of $60 thousand in preferred stock dividends, contributions and reinvestments in the dividend reinvestment program of $159 thousand, vesting of stock awards of $157 thousand, exercise of common stock options of $336 thousand and $195 thousand in other comprehensive income.

At September 30, 2015, we had unrestricted funds available in the amount of $11.0 million. As of September 30, 2015, our total cash needs for the remainder of 2015 are estimated to be approximately $1.7 million with $1.1 million projected to be used to pay cash dividends on our common stock, $287 thousand to pay interest on our subordinated debt, $150 thousand to pay interest on our capital securities, $20 thousand to pay dividends on our Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (“Series B Preferred Stock”), and approximately $200 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2015, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I Capital.

For the nine months ended September 30, 2015, net cash provided by operating activities increased $6.1 million to $15.8 million, compared to cash provided of $9.7 million for the same period in 2014. Cash provided by loans sold increased $46.7 million for the nine months ended September 30, 2015, compared to the same period in 2014 due to increased demand for fixed rate loans. Net gain on sales of loans increased $173 thousand for the nine months ended September 30, 2015, compared to the same period in 2014. Net gain on sales of securities decreased $383 thousand for the nine months ended September 30, 2015, compared to the same period in 2014, as a result of $41.1 million of securities sold and called during the nine months ended September 30, 2015, compared to approximately $83.9 million of securities sold and called during the same period in 2014. The provision for loan losses decreased $296 thousand for the nine months ended September 30, 2015, compared to the same period in 2014. The change in accrued interest receivable and other assets decreased $379 thousand for the nine months ended September 30, 2015, compared to the same period in 2014. The change in accrued expenses and other liabilities increased $3.6 million, compared to the same period in 2014.

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2015, compared to cash used of $51.3 million for the same period in 2014, a change of $53.1 million. The cash used by net securities activities was $6.5 million for the nine months ended September 30, 2015, compared to cash provided by net securities activities of $20.5 million for the same period in 2014. The cash used for purchases of securities increased by $138.2 million for the nine months ended September 30, 2015, compared to the same period in 2014, and cash provided by maturities of securities increased $154.1 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to purchase of short term U.S. Treasury Notes used as collateral for pledged deposits. There was no cash used to purchase loans for the nine months ended September 30, 2015, compared to cash used of $7.7 million for the same period in 2014. Cash provided by loan originations and principal collections, net, was $8.7 million for the nine months ended September 30, 2015, an increase of $72.8 million, compared to cash used of $64.0 million for the same period in 2014.

For the nine months ended September 30, 2015, net cash flows used in financing activities was $26.8 million compared to net cash provided by financing activities of $48.0 million for the nine months ended September 30, 2014, a change of $74.8 million. For the nine months ended September 30, 2015, we experienced a net decrease of $24.9 million in cash provided by deposits and securities sold under agreements to repurchase comparing cash used of $12.9 million in 2015 to cash provided by of $12.0 million for the same period in 2014. For the nine months ended September 30, 2015, we had a decrease of $50.3 million of cash provided by FHLB advances and other borrowings, comparing $11 million used for the nine months ended September 30, 2015 to cash provided of $39.3 million for the same period in 2014. Cash provided by operating and investing activities were primarily used to pay down FHLB advances during the nine months ended September 30, 2015.

U.S. Treasury’s Small Business Lending Fund Program

On August 25, 2011, as part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, we entered into a Purchase Agreement with the U.S. Department of Treasury (the “Treasury”) pursuant to which we issued and sold to the Treasury 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under the Treasury’s Capital Purchase Program. With the acquisition of The Nashua Bank in 2012, we assumed $3.0 million of preferred stock issued to the Treasury. We used a portion of the net proceeds from the sale of the subordinated notes (as discussed below) to redeem a portion of our outstanding shares of Series B Preferred Stock. At each of September 30, 2015 and December 31, 2014, we had 8,000 shares of Series B Preferred Stock issued and outstanding to the Treasury.

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

Subordinated Notes

On October 29, 2014, we entered into a Subordinated Note Purchase Agreement with certain accredited investors pursuant to which we issued an aggregate of $17.0 million of subordinated notes to the accredited investors. The notes have a maturity date of November 1, 2024 and bear interest at a fixed rate of 6.75% per annum. We may, at our option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The notes are not subject to repayment at the option of the noteholders. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to our senior indebtedness and to our obligations to our general creditors.

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

As of September 30, 2015 (unaudited), the Company and the Bank met each of their capital requirements and the Bank was considered “well-capitalized.”

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below as of September 30, 2015.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$124,010	8.50%	$58,330	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	124,010	12.38	60,099	6.0	N/A	N/A
Total Risk-Based Capital	132,786	13.26	80,132	8.0	N/A	N/A
Common Equity Tier 1 Capital	96,010	9.59	45,074	4.5	N/A	N/A
Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$128,924	8.85%	$58,298	4.0%	$72,872	5.0%
Tier 1 Risk-Based Capital	128,924	12.88	60,046	6.0	80,062	8.0
Total Risk-Based Capital	137,700	13.76	80,062	8.0	100,070	10.0
Common Equity Tier 1 Capital	128,924	12.88	45,035	4.5	65,050	6.5

Tangible Book Value

Book value per common share was $16.30 at September 30, 2015, compared to $15.97 per common share at December 31, 2014. Tangible book value per common share was $10.67 at September 30, 2015, compared to $9.44 per common share at December 31, 2014. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of common shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Stockholders’ equity	$144,173	$139,836
Less goodwill (1)	40,847	44,576
Less other intangible assets(1)	6,153	9,332
Less preferred stock	8,000	8,000

Tangible common equity	$89,173	$77,928

Ending common shares outstanding	8,356,199	8,258,031
Tangible book value per common share	$10.67	$9.44

(1)	Net of related deferred tax liability for periods beginning after January 1, 2015.

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

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performance benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At September 30, 2015, 148,088 shares remained to be repurchased under the repurchase plan previously approved by the Board of Directors. During the nine months ended September 30, 2015, no shares were repurchased.

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

Our one-year cumulative interest rate gap at September 30, 2015 was positive 6.82%, compared to the December 31, 2014 gap of negative 2.34%. With an asset sensitive negative gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Over the next 12 months, $79.1 million more assets are subject to repricing than liabilities.

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

The following table sets forth our EVE at September 30, 2015, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$167,568	$127,744	$138,536	$132,079	$124,259	$115,454	$108,695
Percent of change		-7.8%		-4.7%	-10.3%	-16.7%	-21.5%
EVE Ratio:
Ratio		8.70%	9.61%	9.40%	9.07%	8.63%	8.31%
Change in basis points		-91		-21	-54	-98	-130

Management controls the Company’s interest rate exposure using several strategies, which include adjusting the maturities of securities in the Company’s investment portfolio, limiting or expanding the terms of loans originated, monitoring and limiting, as appropriate, long-term fixed rate deposits, and laddering maturities of FHLB advances. The Company limits this risk by monitoring and limiting, as appropriate, securities it invests in to those with limited average life changes under certain interest rate shock scenarios, or securities with embedded prepayment penalties. The Company also may use derivative instruments, principally interest rate swaps, to manage its interest rate risk. Information on derivative instruments is included in Note K – Derivative Instruments and Hedging Activities in the notes to our unaudited condensed consolidated financial statements located elsewhere within this report.

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

Item 1A. Risk Factors

There are risks inherent to our business. As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2015.

LAKE SUNAPEE BANK GROUP
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.