Form 10-K
period 2015-12-31
Lake Sunapee Bank Group
filed 2016-03-15
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 6, 2016, there were 8,381,419 shares of the registrant’s common stock issued and outstanding.

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $111.2 million based on the closing sale price as reported on The NASDAQ Global Market on June 30, 2015 of $14.43.

Documents Incorporated By Reference:

Portions of the proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Lake Sunapee Bank Group

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

ii

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

GENERAL

Organization

Lake Sunapee Bank Group (the “Company”), formerly New Hampshire Thrift Bancshares, Inc., is a Delaware holding company organized on July 5, 1989 and is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings association. The Bank was originally chartered by the State of New Hampshire in 1868 as the Newport Savings Bank. The Bank became a member of the Federal Deposit Insurance Corporation (“FDIC”) in 1959 and a member of the Federal Home Loan Bank of Boston (“FHLBB”) in 1978. On December 1, 1980, the Bank was the first bank in the United States to convert from a state-chartered mutual savings bank to a federally chartered mutual savings bank. In 1981, the Bank changed its name to “Lake Sunapee Savings Bank, fsb” and in 1994, changed its name to “Lake Sunapee Bank, fsb.” The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

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

The Bank has four wholly owned subsidiaries: Charter Holding Corp. (“Charter Holding”); McCrillis & Eldredge Insurance, Inc. (“McCrillis & Eldredge”); Lake Sunapee Group, Inc.; and Lake Sunapee Financial Services Corporation.

Recent Acquisitions

In September 2013, the Bank completed its purchase of all shares of common stock of Charter Holding held by Meredith Village Savings Bank (“MVSB”) for a total purchase price of $6.2 million in cash. Following completion of the transaction, the Bank now owns 100% of the outstanding shares of Charter Holding and its subsidiary, Charter Trust Company (“Charter Trust”). In October 2013, we completed our acquisition of Central Financial Corporation (“CFC”). Under the terms of the agreement, CFC merged with and into us, with us being the surviving corporation of the merger. Additionally, The Randolph National Bank (“RNB”), a wholly owned subsidiary of CFC, merged with and into the Bank with the Bank continuing as the surviving entity. The total consideration payable to CFC shareholders was valued at approximately $15.9 million.

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through McCrillis & Eldredge and brokerage services through Lake Sunapee Financial Services Corporation. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. A summary of the financial results for each of our segments is included in Note 24—Operating Segments in the Notes to our Consolidated Financial Statements included elsewhere within this report.

Employees

At December 31, 2015, we had a total of 288 full-time employees, 59 part-time employees, and 17 per-diem employees. These employees are not represented by collective bargaining agents. We believe that our relationship with our employees is good.

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

COMPETITION

We face strong competition in the attraction of deposits. Our most direct competition for deposits comes from thrifts, credit unions and commercial banks located in our primary market areas. We face additional significant competition for investors’ funds from mutual funds and other corporate and government securities.

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

LENDING ACTIVITIES

Our net loan portfolio was $1.2 billion at December 31, 2015, representing approximately 80% of total assets. As of December 31, 2015, approximately 60% of the mortgage loan portfolio had adjustable rates. As of December 31, 2015, we had sold $445.9 million in fixed-rate mortgage loans in an effort to meet customer demands for fixed-rate loans, minimize our interest rate risk, provide liquidity and build a servicing portfolio.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at December 31:

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$642,658	52.59%	$645,690	53.27%	$602,270	52.82%
Home equity	72,255	5.91	69,203	5.71	70,564	6.19
Commercial	323,268	26.45	313,017	25.83	287,813	25.24
Construction	34,918	2.86	36,445	3.01	29,722	2.61
Commercial and municipal loans	142,521	11.66	138,575	11.43	140,071	12.28
Consumer loans	6,488	0.53	9,150	0.75	9,817	0.86

Total loans	1,222,108	100.00%	1,212,080	100.00%	1,140,257	100.00%

Unamortized adjustments to fair value	—		—		—
Allowance for loan losses	(8,905)		(9,269)		(9,757)
Deferred loan origination costs, net	4,258		4,034		3,610

Loans receivable, net	$1,217,461		$1,206,845		$1,134,110

	2012		2011
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Real estate loans
Conventional	$471,449	51.84%	$397,010	55.04%
Home equity	69,291	7.62	71,990	9.98
Commercial	234,264	25.76	148,424	20.58
Construction	19,412	2.13	12,731	1.76
Commercial and municipal loans	107,750	11.85	83,835	11.62
Consumer loans	7,304	0.80	7,343	1.02

Total loans	909,470	100.00%	721,333	100.00%
Unamortized adjustment to fair value	—		1,101
Allowance for loan losses	(9,923)		(9,131)
Deferred loan origination costs, net	2,689		1,649

Loans receivable, net	$902,236		$714,952

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

Allowance for Loan Loan Losses

Each loan type represents different levels of general and inherent risk within the loan portfolio. We prepare an analysis of this risk by applying loss factors to outstanding loans by type and by credit risk rating if the loan is classified or criticized. This analysis stratifies the loan portfolio by loan type and assigns a loss factor to each type based on an assessment of the risk associated with each type. The factors assessed include delinquency trends, charge-off experience, economic conditions and portfolio change trends. Loss factors may be adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio. These factors are calculated and assessed independently within each identified loan category. Based on these loss factors, $2.9 million, or 33.51% of the total allowance, was allocated to the originated commercial real estate portfolio at December 31, 2015. The originated commercial real estate portfolio represents 23.62% of total originated loans.

In particular, the commercial real estate portfolio has a higher delinquency trend and concentration assessment than the other categories resulting in an overall higher comparative loss factor. For the same period, $4.2 million, or 48.76% of the total allowance, is allocated to the originated residential real estate and originated home equity loan portfolio. The originated residential real estate and home equity loan portfolios represent 60.68% of total originated loans. Due to the volume of this category and the underlying collateral, the overall loss factor results in an allocation percentage that is below the percentage of the category to total loans. For the same period, $1.2 million, or 13.93% of the total allowance, is allocated to the originated commercial and municipal loan portfolio. The originated commercial and municipal loan portfolio represents 12.15% of total originated loans. The originated commercial and municipal loan portfolio has a moderate delinquency trend compared to other loan types within the loan portfolio.

Maturities

The following table sets forth the maturities of the loan portfolio at December 31, 2015 and indicates whether such loans have fixed or adjustable interest rates:

(Dollars in thousands)	One year or less	Over one through five years	Over five years	Total
Real Estate Loans with:
Predetermined interest rates	$23,118	$39,478	$359,425	$422,021
Adjustable interest rates	802	9,915	640,361	651,078

	23,920	49,393	999,786	1,073,099

Commercial/Municipal Loans with
Predetermined interest rates	24,866	30,350	62,707	117,923
Adjustable interest rates	196	1,768	22,634	24,598

	25,062	32,118	85,341	142,521

Collateral/Consumer Loans with
Predetermined interest rates	1,256	2,400	661	4,317
Adjustable interest rates	1,106	435	630	2,171

	2,362	2,835	1,291	6,488

Totals (1)	$51,344	$84,346	$1,086,418	$1,222,108

(1)	This table includes $6.0 million of non-performing loans, which are categorized within the respective loan types.

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

Detailed applications for mortgage loans are verified through the use of credit reports, financial statements and confirmations. Depending upon the size of the loan involved, a varying number of senior officers must approve the application before the loan can be granted. The Loan Review Committee of the Board of Directors reviews all loans and loan relationships in excess of $1 million.

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

We classify assets in accordance with the guidelines described above. The total carrying value of classified loans, excluding special mention, as of December 31, 2015 and 2014 was $19.7 million and $28.2 million, respectively. For further discussion regarding non-performing assets, impaired loans and the allowance for loan losses, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

The following table sets forth as of December 31, 2015 the maturities and the weighted-average yields of our debt securities, excluding mortgage-backed securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a tax-equivalent basis (in thousands):

(Dollars in thousands)	Amortized Cost Basis	Fair Value	Weighted Average Yield
Available-for-sale securities
Municipal bonds	$1,863	$1,869	3.04%
Other bonds and debentures	86	90	7.95

Total due in less than one year	$1,949	$1,959	3.26

U.S. Treasury notes	35,282	34,939	0.65
U.S. Government-sponsored enterprise bonds	6,998	6,909	1.05
Municipal bonds	4,625	4,541	4.21

Total due after one year through five years	$46,905	$46,389	1.06

U.S. Government-sponsored enterprise bonds	142	143	1.79
Municipal bonds	720	728	1.85

Total due after five years through ten years	$862	$871	1.84

U.S. Government-sponsored enterprise bonds	165	159	1.44
Municipal bonds	1,210	1,166	3.79
Other bonds and debentures	22	22	5.13

Total due after ten years	$1,397	$1,347	3.54

	$51,113	$50,566	1.22%

The amortized cost and approximate fair value for our available-for-sale securities portfolio are summarized as follows (dollars in thousands):

December 31, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$35,282	$—	$343	$34,939
U.S. Government-sponsored enterprise bonds	7,305	1	95	7,211
Mortgage-backed securities	70,169	14	849	69,334
Municipal bonds	8,418	34	148	8,304
Other bonds and debentures	108	4	—	112
Equity securities	258	49	9	298

Total available-for-sale securities	$121,540	$102	$1,444	$120,198

December 31, 2014	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. Government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale securities	$116,263	$280	$845	$115,698

December 31, 2013	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Bonds and notes-
U.S. Treasury notes	$50,683	$—	$667	$50,016
U.S. Government-sponsored enterprise bonds	7,388	4	232	7,160
Mortgage-backed securities	47,612	27	992	46,647
Municipal bonds	20,532	63	489	20,106
Other bonds and debentures	263	12	—	275
Equity securities	742	292	—	1,034

Total available-for-sale securities	$127,220	$398	$2,380	$125,238

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of business checking, money market accounts, savings, NOW and certificate accounts. The flow of deposits is influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from within our primary market areas. We use traditional means to advertise our deposit products, including print media. We generally do not solicit deposits from outside our primary market areas, although we may obtain these deposits from time to time as part of liquidity contingency plan testing or wholesale funding strategy. We offer negotiated rates on some of our certificate accounts. At December 31, 2015, time deposits represented approximately 27.0% of total deposits. Time deposits included $113.4 million of certificates of deposit in excess of $100,000.

The following table presents our deposit activity for the years ended December 31:

	2015	2014	2013
	(Dollars in thousands)
Net deposits (withdrawals)	$612	$60,158	$(14,992)
Deposits assumed through acquisition	—	—	149,684
Interest credited on deposit accounts	4,026	4,464	4,059

Total increase in deposit accounts	$4,638	$64,622	$138,751

At December 31, 2015, we had approximately $27.6 million in certificate of deposit accounts in amounts of $250,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
3 months or less	$14,550	0.35%
Over 3 through 6 months	3,068	0.49%
Over 6 through 12 months	6,032	0.74%
Over 12 months	3,909	1.30%

Total	$27,559	0.58%

The following table sets forth the distribution of our deposit accounts as of December 31 of the years indicated and the percentage to total deposits:

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts	$127,428	11.0%	$117,889	10.2%	$101,446	9.3%
NOW accounts	359,376	31.0	333,984	29.0	303,054	27.9
Money market accounts	105,286	9.1	103,817	9.0	104,755	9.6
Regular savings accounts	16,504	1.4	20,198	1.8	22,020	2.0
Treasury savings accounts	236,699	20.5	213,348	18.5	195,887	18.0
Club deposits	146	—	151	—	193	—

Total	845,439	73.0	789,387	68.5	727,355	66.8

Time deposits
Less than 12 months	211,352	18.3	235,195	20.4	238,004	21.9
Over 12 through 36 months	76,595	6.6	91,551	7.9	100,394	9.2
Over 36 months	23,966	2.1	36,581	3.2	22,339	2.1

Total time deposits	311,913	27.0	363,327	31.5	360,737	33.2

Total Deposits	$1,157,352	100.0%	$1,152,714	100.0%	$1,088,092	100.0%

The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the year indicated.

	For the Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
NOW	$359,063	0.08%	$362,474	0.01%	$306,737	0.05%
Savings deposits	234,882	0.14	227,152	0.11	190,707	0.05
Money market deposits	104,094	0.32	101,094	0.31	81,682	0.21
Time deposits	362,142	0.81	366,200	0.99	338,920	1.08
Demand deposits	52,979	—	49,228	—	26,647	—

Total Deposits	$1,113,160		$1,106,148		$944,693

The following table presents, by various rate categories, the amount of time deposits as of December 31:

Time Deposits	2015	2014	2013
	(Dollars in thousands)
0.00% – 0.99%	$212,954	$238,696	$219,507
1.00% – 1.99%	77,458	73,378	85,688
2.00% – 2.99%	21,501	25,137	27,656
3.00% – 3.99%	—	26,116	27,886

Total	$311,913	$363,327	$360,737

Borrowings

We utilize advances from the FHLBB as a funding source alternative to retail deposits. By utilizing FHLBB advances, we can meet our liquidity needs without otherwise being dependent upon retail deposits. These advances are collateralized primarily by mortgage loans and mortgage-backed securities held by us and secondarily by our investment in capital stock of the FHLBB. The maximum amount that the FHLBB will advance to member institutions fluctuates from time-to-time in accordance with the policies of the FHLBB. At December 31, 2015, we had outstanding advances of $150.0 million from the FHLBB compared to advances outstanding of $141.0 million from the FHLBB at December 31, 2014.

The following table represents the balances, average amount outstanding, maximum outstanding, and average interest rates for short-term borrowings reported in Note 8 of our Consolidated Financial Statements included elsewhere in this report for the years indicated:

	2015	2014	2013
	(Dollars in thousands)
Balance at year end	$75,000	$70,000	$15,000
Average amount outstanding	52,833	81,000	20,573
Maximum amount outstanding at any month-end	70,000	120,000	65,000
Average interest rate for the year	0.35%	0.23%	0.29%
Weighted average interest rate on year-end balance	0.46%	0.33%	0.28%

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

As of December 31, 2015, the Bank owned two service corporations: the Lake Sunapee Group, Inc. and the Lake Sunapee Financial Services Corporation. The Lake Sunapee Group owns and maintains the Bank’s buildings and investment properties. The Lake Sunapee Financial Services Corporation sells brokerage, securities, and insurance products to its customers.

Additionally, the Bank owns McCrillis & Eldredge, a full-line independent insurance agency offering a complete range of commercial insurance services and consumer products, including life, health, auto and homeowner insurances, and Charter Holding, which provides wealth management and trust services through its subsidiary, Charter Trust Company.

Capital Securities

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

SUPERVISION AND REGULATION

The Company and the Bank are subject to extensive regulation under federal and state laws. The regulatory framework applicable to savings and loan holding companies and their insured savings association subsidiaries is intended to protect depositors, the federal deposit insurance fund, consumers and the U.S. banking system. This framework is not designed to protect investors in savings and loan holding companies, such as the Company.

General

The Company is a separate and distinct legal entity from the Bank. The Company is a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of, and regular examination by, the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings association subsidiaries. The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is traded on the NASDAQ under the ticker symbol, “LSBG,” and is subject to the NASDAQ stock market rules.

The Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the OCC as its chartering authority and primary federal regulator. The Bank is also subject to the supervision and regulation of the Federal Deposit Insurance Corporation (the

“FDIC”) as its deposit insurer. Financial products and services offered by the Company and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”). The Company and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and is subject to the FHLBB’s rules and requirements. The subsidiaries of the Company and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the financial regulatory landscape in the U.S. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal banking agencies. As a result, management cannot predict the ultimate impact of the Dodd-Frank Act or the extent to which it could affect operations of the Company and the Bank. Management will allocate resources to ensure compliance with all applicable laws and regulations, including the Dodd-Frank Act and its implementing rules, which may increase our costs of operations and adversely impact our earnings.

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and its subsidiaries. Statutes, regulations and policies are subject to ongoing review by Congress, state legislatures and federal and state agencies. A change in any statute, regulation or policy applicable to the Company may have a material effect on the results of the Company and its subsidiaries.

Federal Regulation of Savings and Loan Holding Companies

The Company is a savings and loan holding company as defined under by the HOLA. As a savings and loan holding company, the Company is registered with and subject to Federal Reserve examination and supervision, as well as certain reporting requirements. In addition, the Federal Reserve has enforcement authority over the Company and any of its non-savings association subsidiaries. This authority, among other things, permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary federal savings association.

Capital Adequacy and Prompt Corrective Action. In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules.

While not previously subject to regulatory capital requirements, the Dodd-Frank Act imposed such requirements on savings and loan holding companies. As a savings and loan holding company, is subject to the Capital Rules. The Capital Rules substantially revised the risk-based capital requirements applicable to holding companies and their depository institution subsidiaries as compared to prior U.S. general risk-based capital rules. The Capital Rules revised the definitions and the components of regulatory capital and impacted the calculation of the numerator in banking institutions’ regulatory capital ratios.

The Capital Rules became effective on January 1, 2015, subject to phase-in periods for certain components and other provisions. The Capital Rules: (i) require a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, the minimum capital ratios as of January 1, 2015 are:

•	8.0% Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets;

•	6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	4.5% CET1 to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using advanced approaches, such as the Company, were able to make a one-time permanent election to continue to exclude these items in January 2015.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, are phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Bank is subject to the Capital Rules on the same phase-in schedule as the Company. We believe that the Company is in compliance and will remain in compliance with the targeted capital ratios under the Capital Rules.

With respect to the Bank, the Capital Rules revised the PCA regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that allowed a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be considered adequately capitalized. The Capital Rules did not change the total risk-based capital requirement for any PCA category.

The federal banking agencies have established by regulation, for each capital measure, the levels at which an insured institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The federal banking agencies are required to take prompt corrective action (“PCA”) with respect to insured depository institutions that fall below the “adequately capitalized” level. Any insured depository institution that falls below the “adequately capitalized” level must submit a capital restoration plan, and, if its capital levels further decline or do not increase, will face increased scrutiny and more stringent supervisory action. As of December 31, 2015, the most recent notification from the OCC categorized the Bank as “well capitalized” under the PCA framework.

The Volcker Rule. Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits banking entities, such as the Company, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation provides, among other exemptions, an exemption for CLOs meeting certain requirements. Compliance with the Volcker Rule is generally required by July 21, 2017. Given the size and the scope of the Company’s activities, it does not believe that the implementation of the Volcker Rule will have a significant effect on its financial statements.

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

Control. The HOLA and the Federal Reserve’s implementing regulations prohibit a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution without prior Federal Reserve approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring, through mergers, consolidation or purchase of assets, another insured depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution or company without prior Federal Reserve approval.

Activity Restrictions. Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it controls only one thrift, the Bank. Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), any company which became a unitary savings and loan holding company pursuant to a charter application filed with the Office of Thrift Supervision after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as unitary savings and loan holding companies without any limitations in the types of businesses with which they may engage at the holding company level, provided that the thrift subsidiary of the holding company continues to satisfy the qualified thrift lender (“QTL”) test.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. The Bank met the QTL test at December 31, 2015, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.” Failure by the Bank to maintain its status as a QTL would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure for a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a bank charter.

Community Reinvestment Act of 1977. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a federal savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” rating in its most recent CRA examination, dated June 2015.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms which are at least as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to qualitative limits and certain quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, a savings association is prohibited from making a loan or other extension of credit to any of its affiliates that engage in activities that are not permissible for bank holding companies under section 4(c) of the BHC Company Act and from purchasing or investing in the securities issued by any affiliate, other than with respect to shares of a subsidiary.

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

Consumer Protection and CFPB Supervision. The Company and the Bank are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.

These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act established and centralized responsibility for federal consumer financial protection in the CFPB, which is an independent agency charged with responsibility for implementing, enforcing, and examining compliance with the federal consumer financial laws and regulations.

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

Safety and Soundness Standards. Pursuant to the FDIA, the OCC has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to areas including internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OCC adopted regulations that authorize, but do not require, the OCC to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OCC must issue an order directing action to correct the deficiency. Further, the OCC may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Bank is also required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

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

In addition, Section 10(f) of the HOLA requires a subsidiary savings association of a savings and loan holding company, such as Bank, to file a notice with and receive the non-objection of the Federal Reserve prior to declaring certain types of dividends. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from the Bank.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches certain milestones. The final rule changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent at the end of any year but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established as a funding vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessment rate for the third quarter of 2015, due December 30, 2015, was 0.0060% of insured deposits. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks (“FHLB”) comprising the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLB, the Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2015 of $10.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations required for 2015 that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $14.5 million, which are exempt. Transaction accounts greater than $14.5 million up to $103.6 million have a reserve requirement of 3%, and those greater than $103.6 million have a reserve requirement of $2.673 million plus 10% of the amount over $103.6 million. These tiered reserve requirements are subject to adjustment annually by the Federal Reserve. As required reserves must be maintained in the form of vault cash or in the form of a deposit with a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OCC. FHLB system members are also authorized to borrow from the Federal Reserve Discount Window, subject to applicable restrictions.

Prohibitions Against Tying Arrangements. The Bank is subject to prohibitions on certain tying arrangements. A depository institution is generally prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

The Bank Secrecy Act. The Bank and the Company are subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

Future Legislative and Regulatory Initiatives. Various legislative and regulatory initiatives are introduced by Congress, state legislatures and different financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and/or depository institutions. Proposed legislation and regulatory initiatives could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

AVAILABLE INFORMATION

We maintain a website at www.lakesunapeebankgroup.com. The website contains information about us and our operations. Through a link to the SEC Filings section of our website, copies of each of our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. The information found on our website or the website of the SEC is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

We operate in a highly-regulated environment that is subject to extensive government supervision and regulation, which may interfere with our ability to conduct business and may adversely impact the results of our operations. We are subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business. Financial regulatory authorities have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

Financial laws, regulations and policies are subject to amendment by Congress, state legislatures and federal and state regulatory agencies. Changes to statutes, regulations or policies, including changes in the interpretation of regulations or policies, could materially impact our business. These changes could also impose additional costs on us and limit the types of products and services that we may offer our customers. Compliance with laws and regulations can be difficult and costly, and the failure to comply with any law, regulation or policy could result in sanctions by financial regulatory agencies, including civil monetary penalties, private lawsuits, or reputational damage, any of which could adversely affect our business, financial condition, or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur. See the Section titled, “Supervision and Regulation” in ITEM 1. Business.

Since the 2008 global financial crisis, financial institutions have been subject to increased scrutiny from Congress, state legislatures and federal and state financial regulatory agencies. Recent changes to the legal and regulatory framework have significantly altered the laws and regulations under which we operate. These changes may reduce our ability to effectively compete in attracting and retaining customers. The passage and continued implementation of the Dodd-Frank Act, among other laws and regulations, has increased our costs of doing business and resulted in decreased revenues and net income. The Dodd-Frank Act and implementing regulations could also have adverse implications on the financial industry, the competitive environment and our ability to conduct business. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the federal financial regulatory agencies. As a result, we cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business.

State and federal regulatory agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.

Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove a bank’s officers and directors. In the event that the FDIC concludes that, among other things, our financial conditions cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The OCC, as the supervisory and regulatory authority for federal savings associations, has similar enforcement powers with respect to our business. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. We could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

A breach of information security, including as a result of cyber-attacks, could disrupt our business and impact our earnings.

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

Our current market area is principally located in Cheshire, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire and in Rutland, Windsor and Orange counties in central Vermont. Future growth opportunities depend on the growth and stability of the regional economy and our ability to expand our market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability and business.

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

Our business strategy has included and may continue to include growth through acquisition from time to time. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things: our ability to realize anticipated cost savings; the difficulty of integrating operations and personnel; the loss of key employees; the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues; the inability of our management to maximize our financial and strategic position; the inability to maintain uniform standards, controls, procedures and policies; and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

At December 31, 2015, we had 40 offices, including 25 located in New Hampshire where the Company’s headquarters are in Newport, New Hampshire, and 15 located in Vermont. Of the 40 offices, 14 are leased facilities and 26 are bank-owned facilities. Offices include those used for banking and wealth management segments or a combination of both. There are 24 offices used for bank operations only, 3 offices used for wealth management operations only and 3 offices used for both. Lease expiration dates range from 1 to 10 years with renewal options of 1 to 10 years. We believe that our existing facilities are sufficient for our current needs.

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

Market Information

Our common stock is listed on The NASDAQ Global Market under the symbol “LSBG.” The following table shows the high and low sales prices as reported on The NASDAQ Global Market during the periods indicated, as well as any dividends declared on our common stock. As of March 4, 2016, we had approximately 1,060 stockholders of record. The number of stockholders does not reflect the number of persons or entities who held their stock in nominee or street name through various brokerage firms.

	Period	High	Low	Dividend Declared
2015	First Quarter	$15.70	$14.93	$0.13
	Second Quarter	$16.35	$14.10	$0.13
	Third Quarter	$15.26	$14.25	$0.14
	Fourth Quarter	$14.86	$13.50	$0.14
2014	First Quarter	$15.39	$14.15	$0.13
	Second Quarter	$15.41	$14.05	$0.13
	Third Quarter	$15.58	$14.50	$0.13
	Fourth Quarter	$16.12	$14.24	$0.13

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. At December 31, 2015, 148,088 shares remained to be repurchased under the plan. During 2015, no shares were repurchased pursuant to the program.

Performance Graph

The following graph compares our total cumulative stockholder return by an investor who invested $100.00 on December 31, 2010 to December 31, 2015 to the total return by an investor who invested $100.00 in each of the S&P 500 index and the SNL U.S. Thrift NASDAQ index for the same period.

	Period Ending December 31,
Index	2010	2011	2012	2013	2014	2015
Lake Sunapee Bank Group	100.00	93.69	109.73	136.86	145.10	135.05
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
SNL U.S. Thrift NASDAQ	100.00	89.30	106.57	135.13	149.66	171.02

Item 6.	Selected Financial Data

The summary information presented below at or for each of the years presented is derived in part from our Consolidated Financial Statements. The following information is only a summary, and you should read it in conjunction with our Consolidated Financial Statements and notes beginning on page F-1.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,518,521	$1,503,786	$1,423,870	$1,270,477	$1,041,819
Loans receivable, net	1,217,461	1,206,845	1,134,110	902,236	714,952
Originated loans	1,099,975	1,058,789	953,212	820,463	722,434
Deposits	1,157,352	1,152,714	1,088,092	949,341	803,023
Federal Home Loan Bank advances	150,000	140,992	121,734	142,730	80,967
Subordinated debentures	37,620	37,620	20,620	20,620	20,620
Total stockholders’ equity	136,708	139,836	149,257	129,494	108,660
Allowance for loan losses (excluding overdraft protection)	8,889	9,249	9,733	9,909	9,113
Allowance for loan losses for originated loans	8,591	9,249	9,733	9,909	9,113
Non-performing loans	6,026	7,327	9,303	17,001	16,616

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$48,133	$48,728	$40,276	$36,421	$37,188
Total interest expense	6,869	6,799	6,497	7,399	8,689

Net interest and dividend income	41,264	41,929	33,779	29,022	28,499
Provision for loan losses	1,056	905	962	2,705	1,351
Net interest and dividend income after provision for loan losses	40,208	41,024	32,817	26,317	27,148
Total noninterest income	18,624	19,226	15,728	14,551	10,458
Total noninterest expense	46,205	46,646	37,004	29,425	27,126

Income before provision for income taxes	12,627	13,604	11,541	11,443	10,480
Provision for income taxes	3,598	3,564	3,127	3,684	2,811

Net income	$9,029	$10,040	$8,414	$7,759	$7,669

Earnings per common share	$1.08	$1.19	$1.11	$1.20	$1.20
Earnings per common share, assuming dilution	$1.08	$1.19	$1.11	$1.20	$1.20
Dividends declared per common share	$0.54	$0.52	$0.52	$0.52	$0.52

	For the years ended December 31,
	2015	2014	2013	2012	2011
Selected financial ratios and other data (1):
Return on average assets	0.61%	0.68%	0.66%	0.69%	0.74%
Return on average common stockholders’ equity	6.67	8.07	6.98	6.99	7.96
Average common stockholders’ equity to average assets	9.14	8.44	9.51	8.13	7.27
Interest rate spread	2.94	3.03	2.94	2.81	3.01
Net interest margin	2.99	3.08	2.97	2.85	3.05
Average interest-bearing assets to average interest-earning liabilities	110.12	108.75	105.01	105.74	104.57
Total noninterest expense to average assets	3.12	3.17	2.90	2.63	2.61
Efficiency ratio (2)	74.63	73.51	72.72	66.55	68.54
Dividend payout ratio	50.00	43.70	46.85	43.33	43.33
Bank Regulatory Capital Ratios:
Total risk-based capital	13.62	13.28	12.89	14.66	15.01
Tier 1 risk-based capital	12.74	12.33	11.83	13.47	14.35
Tier 1 leverage capital	9.02	8.43	8.29	8.82	9.58

Common equity Tier 1	12.74	n/a	n/a	n/a	n/a
Asset Quality Ratios:
Non-performing loans to total loans	0.49	0.60	0.82	1.86	2.29
Non-performing assets to total assets	0.46	0.50	0.75	1.35	1.72
Allowance for loan losses for originated loans to total originated loans	0.78	0.87	1.02	1.22	1.26
Non-performing loans to total allowance	67.79	79.22	95.58	171.57	182.33
Number of:
Banking offices	40	42	44	30	30
Full-time equivalent employees	346	351	360	278	234

(1)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios
(2)	The efficiency ratio represents the ratio of operating expenses less intangible amortization divided by the sum of net interest and dividend income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from the Bank. The Bank’s earnings are primarily generated from the difference between the yield on its loans and investments and the cost of its deposit accounts and borrowings. Loan origination fees, retail-banking service fees, and gains on security and loan transactions supplement these core earnings. The following information should be considered in connection with our results for the fiscal year ended December 31, 2015:

•	Net income was $9.0 million, or $1.08 per diluted common share.

•	Common Equity Tier I capital remained strong at 9.41%.

•	Return on average common stockholders’ equity of 6.67% and return on average assets of 0.61%.

•	Book value per common share increased 2.19% to $16.32 as of December 31, 2015.

•	Loans increased $10.0 million, or 0.83%, to $1.2 billion as of December 31, 2015.

•	Loans totaling $354.2 million were originated.

•	Our loan servicing portfolio increased $34.3 million to $445.9 million.

•	Net loan charge-offs were $1.4 million, or 0.11% of average loans, for the twelve months ended December 31, 2015.

•	As a percentage of total loans, nonperforming loans were 0.49%.

•	Net interest margin was 2.99%.

•	Noninterest expense was $46.2 million, a decrease of $441 thousand compared to the same period in 2014.

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

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through McCrillis & Eldredge and brokerage services through Lake Sunapee Financial Services Corporation. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. A summary of the financial results for each of our segments is included in Note 24—Operating Segments in the Notes to our Consolidated Financial Statements located elsewhere within this report.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

The following table presents, for the years indicated, the total dollar amount of interest income from interest-earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities and the resultant costs:

Years ended December 31,	2015			2014			2013
	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost	Average Balance (1)	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,220,865	$46,227	3.79%	$1,201,839	$46,647	3.88%	$956,796	$38,034	3.98%
Investment securities and other	158,173	1,906	1.21%	161,233	2,081	1.29%	182,358	2,242	1.23%

Total interest-earning assets	1,379,038	48,133	3.49%	1,363,072	48,728	3.57%	1,139,154	40,276	3.54%

Noninterest-earning assets:
Cash	13,385			11,928			21,350
Other noninterest-earning assets (3)	88,229			98,434			106,722

Total noninterest-earning assets	101,614			110,362			128,072

Total	$1,480,652			$1,473,434			$1,267,226

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings, NOW and MMAs	$698,039	$970	0.14%	$690,720	$829	0.12%	$579,126	$386	0.07%
Time deposits	362,142	2,943	0.81%	366,200	3,635	0.99%	338,920	3,669	1.08%
Repurchase agreements	15,871	71	0.45%	20,005	63	0.31%	20,050	52	0.25%
Capital securities and other borrowed funds	176,218	2,885	1.64%	176,506	2,272	1.29%	146,663	2,390	1.63%

Total interest-bearing liabilities	1,252,270	6,869	0.55%	1,253,431	6,799	0.54%	1,084,759	6,497	0.60%

Noninterest-bearing liabilities:
Demand deposits	52,979			49,228			26,647
Other	32,734			23,436			12,313

Total noninterest-bearing liabilities	85,713			72,664			38,960

Stockholders’ equity	142,669			147,339			143,507

Total	$1,480,652			$1,473,434			$1,267,226

Net interest income/Net interest rate spread		$41,264	2.94%		$41,929	3.03%		$33,779	2.94%

Net interest margin			2.99%			3.08%			2.97%

Percentage of interest-earning assets to interest-bearing liabilities			110.12%			108.75%			105.01%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2015 vs. 2014 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$731	$(1,151)	$(420)
Interest income on investments	(39)	(136)	(175)

Total interest income	692	(1,287)	(595)

Interest expense on savings, NOW and MMAs	94	47	141
Interest expense on time deposits	(17)	(675)	(692)
Interest expense on repurchase agreements	(30)	38	8
Interest expense on capital securities and other borrowings	(2)	615	613

Total interest expense	45	25	70

Net interest income	$647	$(1,312)	$(665)

	Year ended December 31, 2014 vs. 2013 Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$9,575	$(962)	$8,613
Interest income on investments	(268)	107	(161)

Total interest income	9,307	(855)	8,452

Interest expense on savings, NOW and MMAs	413	30	443
Interest expense on time deposits	—	(34)	(34)
Interest expense on repurchase agreements	(1)	13	12
Interest expense on capital securities and other borrowings	233	(352)	(119)

Total interest expense	645	(343)	302

Net interest income	$8,662	$(512)	$8,150

The following table sets forth the average yield on loans and investments, the average interest rate paid on deposits and borrowings, the interest rate spread and the net interest rate margin:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Yield on loans	3.79%	3.88%	3.98%	4.07%	4.42%
Yield on investment securities	1.21%	1.29%	1.23%	1.78%	2.54%
Combined yield on loans and investments	3.49%	3.57%	3.54%	3.58%	3.98%
Cost of deposits, including repurchase agreements	0.37%	0.42%	0.44%	0.55%	0.75%
Cost of capital securities and other borrowed funds	1.64%	1.29%	1.63%	1.97%	2.40%
Combined cost of deposits and borrowings	0.55%	0.54%	0.60%	0.77%	0.97%
Interest rate spread	2.94%	3.03%	2.94%	2.81%	3.01%
Net interest margin	2.99%	3.08%	2.97%	2.85%	3.05%

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $14.7 million, or 0.98%, to $1.5 billion at December 31, 2015 from $1.5 billion at December 31, 2014. Cash and cash equivalents decreased $8.6 million to $42.6 million at December 31, 2015 from $51.1 million at December 31, 2014.

Total net loans receivable excluding loans held-for-sale increased $10.6 million, or 0.88%, to $1.2 billion at December 31, 2015, compared to $1.2 billion at December 31, 2014. Our conventional real estate loan portfolio decreased $3.0 million, or 0.47%, to $642.7 million at December 31, 2015 from $645.7 million at December 31, 2014. The outstanding balances on home equity loans and lines of credit increased $3.1 million to $72.3 million over the same period. Construction loans decreased $1.5 million, or 4.19%, to $34.9 million. Commercial real estate loans increased $10.3 million, or 3.27%, over the same period to $323.3 million. Consumer loans decreased $2.7 million, or 29.09%, to $6.5 million, and commercial and municipal loans increased $3.9 million, or 2.85%, to $142.5 million. Sold loans serviced by us, not including participations, totaled $445.9 million at December 31, 2015, an increase of $34.3 million, or 8.33%, compared to $411.6 million at December 31, 2014. Sold loans are loans originated by us and sold to the secondary market with the Company retaining the majority of servicing of these loans. We expect to continue to sell conventional real estate loans into the secondary market, retaining the servicing, in order to manage interest rate risk and control growth. Typically, we hold adjustable-rate loans in portfolio. At December 31, 2015, adjustable-rate mortgages comprised approximately 60.67% of our real estate mortgage loan portfolio, which is consistent with prior years. Impaired loans and non-performing assets were 0.91% of total assets and 1.26% of total loans originated at December 31, 2015, compared to 1.09% and 1.54%, respectively, at December 31, 2014.

The fair value of investment securities available-for-sale increased $4.5 million, or 3.89%, to $120.2 million at December 31, 2015, from $115.7 million at December 31, 2014. We realized $347 thousand in the gains on the sales and calls of securities during 2015, compared to $950 thousand in gains on the sales and calls of securities recorded during 2014. At December 31, 2015, our investment portfolio had a net unrealized holding loss of $1.3 million, compared to a net unrealized holding loss of $565 thousand at December 31, 2014. The investments in our investment portfolio that are temporarily impaired as of December 31, 2015, consist primarily of bonds issued by the Treasury, U.S. government sponsored enterprises and agencies, mortgage-backed securities, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not believe the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

OREO and property acquired in settlement of loans was $904 thousand at December 31, 2015, representing four properties located in New Hampshire and one property located in Vermont, compared to $251 thousand at December 31, 2014 representing one property located in New Hampshire and one property located in Vermont. During 2015, we acquired eight properties and sold five properties recognizing net losses on sales of OREO of $25 thousand on proceeds of $457 thousand.

Goodwill remained consistent at $44.6 million at December 31, 2015 and December 31, 2014. An independent third-party analysis of goodwill indicated no impairment at December 31, 2015.

Intangible assets decreased $1.5 million to $7.8 million at December 31, 2015, compared to $9.3 million at December 31, 2014. Intangible assets include core deposit intangibles of $4.6 million and customer list intangibles of $3.3 million. We amortized $989 thousand of core deposit intangibles during 2015 utilizing the sum-of-the-years-digits method over 12 years, on average. We amortized $521 thousand of customer list intangibles during 2015 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicated no impairment at December 31, 2015.

Total deposits increased $4.6 million, or 0.40%, to $1.2 billion at December 31, 2015 from $1.2 billion at December 31, 2014. Total brokered deposits of $50.8 million represent 4.39% of total deposits.

Advances from the FHLBB increased $9.0 million, or 6.39%, to $150.0 million from $141.0 million at December 31, 2014. The weighted average interest rate for the outstanding FHLBB advances was 0.84% at December 31, 2015 compared to 0.90% at December 31, 2014. At December 31, 2015, the Company had $48.8 million of stand-by letters of credit issued by FHLB to secure customer deposits compared to $44.2 million at December 31, 2014.

Securities sold under agreements to repurchase increased $1.2 million, or 7.17%, to $18.0 million at December 31, 2015, from $16.8 million at December 31, 2014.

Comparison of Operating Results for Years Ended December 31, 2015 and 2014

General

We earned $9.0 million, or $1.08 per common share, assuming dilution, for the year ended December 31, 2015, compared to $10.0 million, or $1.19 per common share, assuming dilution, for the year ended December 31, 2014.

Net Interest and Dividend Income

Net interest and dividend income for the year ended December 31, 2015 decreased $665 thousand, or 1.59%, to $41.3 million. The decrease was a combination of an increase of $648 thousand due to volume and a decrease of $1.3 million related to rate adjustments. Total interest and dividend income decreased $595 thousand, or 1.22%, to $48.1 million, and the yield on interest-earning assets decreased to 3.49% for the year ended December 31, 2015 from 3.57% for the same period in 2014. Interest and fees on loans decreased $420 thousand, or 0.90%, to $46.2 million in 2015, due to an increase in average balances of $19.0 million offset by a decrease in the average yield on loans to 3.79% from 3.88%.

Interest on taxable investments decreased $130 thousand, or 9.54%, to $1.2 million in 2015 compared to $1.4 million in 2014. Interest on tax-exempt investments decreased $157 thousand, or 32.11%, to $332 thousand in 2015 compared to $489 thousand in 2014. Dividends increased $110 thousand, or 66.67% to $275 thousand in 2015 compared to $165 thousand in 2014. Interest on other investments increased $2 thousand to $67 thousand, or 3.08% compared to $65 thousand in 2014. The yield on our investment portfolio decreased to 1.21% for the year ended December 31, 2015 compared to 1.29% for the same period in 2014.

Total interest expense increased $70 thousand, or 1.03%, to $6.9 million for the year ended December 31, 2015. The increase was primarily driven by a decrease of $1.2 million in average interest-bearing liabilities offset in part by an increase in the combined cost of funds on deposits and borrowings to 0.55% for the year ended December 31, 2015 from 0.54% for the year ended December 31, 2014. For the year ended December 31, 2015, interest on deposits decreased $551 thousand, or 12.34%, to $3.9 million as average interest-bearing deposits decreased $3.3 million and the cost of deposits decreased to 0.37% from 0.42% compared to the same period in 2014. Interest on FHLBB advances and other borrowed money decreased $399 thousand, or 28.16%, for the year ended December 31, 2015, to $1.0 million compared to the same period in 2014 as the average FHLBB advances outstanding rate decreased in 2015 compared to 2014 and average balances outstanding decreased. Interest on debentures increased $1.0 million, or 118.36%, for the year ended December 31, 2015 representing the addition of $947 thousand of interest expense on the subordinated debenture issued in October 2014.

For the year ended December 31, 2015, our combined cost of funds increased to 0.55% as compared to 0.54% for 2014, due primarily to the downward repricing of maturing advances combined with increases higher pricing of subordinated debentures issued in October 2014.

Our interest rate spread, which represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, decreased to 2.94% in 2015 from 3.03% in 2014. Our net interest margin, representing net interest income as a percentage of average interest-earning assets, decreased to 2.99% during 2015, from 3.08% during 2014.

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

The allowance for loan losses (not including allowance for losses from the overdraft program described below) at December 31, 2015, was $8.9 million compared to $9.2 million at December 31, 2014. At $8.9 million, the allowance for loan losses represents 0.73% of total gross loans held, down from 0.76% at December 31, 2014. Total impaired loans and non-performing assets at December 31, 2015, were $13.9 million, representing 155.68% of the allowance for loan losses. Modestly improving economic and market conditions coupled with internal risk rating changes offset by portfolio growth resulted in us adding $1.0 million to the allowance for loan and lease losses during 2015 compared to $850 million in 2014. The provisions during the year ended December 31, 2015, have been offset by loan charge-offs of $2.1 million and recoveries of $706 thousand during the same period. The provisions made in 2015 reflect loan loss experience in 2015 and changes in economic conditions that decreased the risk of loss inherent in the loan portfolio. Management anticipates making additional provisions in 2016 as needed to maintain the allowance at an adequate level.

In addition to the allowance for loan losses, there is an allowance for losses from the fee for service overdraft program. We seek to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged off when the balance has remained negative for 60 consecutive days. At December 31, 2015, the overdraft allowance was $16 thousand compared to $20 thousand at year-end 2014. Provisions for overdraft losses were $56 thousand during the 12-month period ended December 31, 2015, compared to $55 thousand for the same period during

2014. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

Loan charge-offs (excluding the overdraft program) were $2.1 million during the year ended December 31, 2015 compared to $1.7 million for the same period in 2014. Recoveries (excluding the overdraft program) were $706 thousand during the year ended December 31, 2015, compared to $389 thousand for the same period in 2014. This activity resulted in net charge-offs of $1.4 million for the year ended December 31, 2015, compared to $1.3 million for the same period in 2014. One-to-four family residential mortgages, commercial real estate mortgages, commercial loans, and consumer loans accounted for 37%, 58%, 3%, and 2%, respectively, of the amounts charged off during the year ended December 31, 2015.

The following is a summary of activity in the allowance for loan losses account (excluding the overdraft program) for the years ended December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of year	$9,249	$9,733	$9,909	$9,113	$9,841

Charge-offs:
Residential real estate	766	681	851	1,239	1,187
Commercial real estate	1,189	533	593	474	548
Construction	—	—	—	138	303
Consumer loans	51	64	30	20	38
Commercial loans	60	445	302	438	147

Total charged-off loans	2,066	1,723	1,776	2,309	2,223

Recoveries:
Residential real estate	117	314	268	167	132
Commercial real estate	476	1	284	56	—
Construction	—	—	—	68	—
Consumer loans	17	17	6	22	2
Commercial loans	96	57	154	142	61

Total recoveries	706	389	712	455	195

Net charge-offs	1,360	1,334	1,064	1,854	2,028
Provision for loan loss charged to income	1,000	850	888	2,650	1,300

Balance, end of year	$8,889	$9,249	$9,733	$9,909	$9,113

Ratio of net charge-offs to average loans	0.11%	0.11%	0.11%	0.23%	0.28%

The following is a summary of activity in the allowance for overdraft privilege account for the years ended December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Beginning balance	$20	$24	$14	$18	$23

Overdraft charge-offs	172	155	200	200	226
Overdraft recoveries	112	96	136	141	170

Net overdraft losses	60	59	64	59	56

Provisions for overdrafts	56	55	74	55	51

Ending balance	$16	$20	$24	$14	$18

The following table sets forth the allocation of the loan loss allowance (excluding overdraft allowances), the percentage of allowance to the total allowance and the percentage of loans in each category to total loans at December 31:

(Dollars in thousands)	2015			2014			2013
Real estate loans -
Residential, 1-4 family and home equity loans	$3,997	45%	59%	$4,713	51%	58%	$5,314	55%	59%
Commercial	2,751	31%	26%	2,707	29%	26%	2,027	21%	25%
Construction	182	2%	3%	991	11%	3%	353	3%	3%
Collateral and consumer loans	52	1%	—	66	—	1%	51	1%	1%
Commercial and municipal loans	1,192	13%	12%	635	7%	12%	1,551	16%	12%
Impaired loans	355	4%	—	67	1%	—	197	2%	—
Acquired loans (discounts to related credit quality)	298	3%	—	—	—	—	—	—	—
Unallocated	62	1%	—	70	1%	—	240	2%	—

Allowance	$8,889	100%	100%	$9,249	100%	100%	$9,733	100%	100%

Allowance for originated loans as a percentage of total originated loans		0.78%			0.87%			1.02%

Non-performing as a percentage of allowance		67.79%			79.22%			95.58%

	2012			2011
Real estate loans -
Residential, 1-4 family and home equity loans	$4,774	48%	66%	$4,870	53%	66%
Commercial	3,378	34%	20%	2,813	31%	19%
Construction	208	2%	2%	222	2%	2%
Collateral and consumer loans	44	1%	1%	40	1%	1%
Commercial and municipal loans	918	9%	11%	721	8%	12%
Impaired loans	361	4%	—	308	3%	—
Unallocated	—	—	—	139	2%	—
	226	2%	—

Allowance	$9,909	100%	100%	$9,113	100%	100%

Allowance for originated loans as a percentage of total originated loans		1.22%			1.26%

Non-performing as a percentage of allowance		171.57%			182.33%

Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans at carrying value were $19.7 million at December 31, 2015, compared to $28.2 million at December 31, 2014. The decrease comes primarily from a decrease of $3.2 million of the net carrying value of loans identified as impaired at December 31, 2015. Additional information on troubled debt restructurings can be found in Note 4 of our Consolidated Financial Statements. In addition, we had $904 thousand of OREO at December 31, 2015, representing three residential properties and two commercial properties acquired during the year ended December 31, 2015, compared to $251 thousand at December 31, 2014, representing two residential properties. During the year ended December 31, 2015, we sold five properties, one of which was classified as OREO at December 31, 2014, while the other three were acquired during 2015. Losses were incurred in the acquisition and liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved due to the inherent risks in providing credit. The impaired loans meet the criteria established under ASC 310-10-35. Twenty-nine loans considered impaired at December 31, 2015 had specific reserves identified and assigned. The twenty-nine loans are secured by real estate, business assets or a combination of both. At December 31, 2015, the allowance included $386 thousand allocated to impaired loans compared to $67 thousand at December 31, 2014.

Loans over 90 days past due were $3.9 million at December 31, 2015, compared to $3.3 million at December 31, 2014. Loans 30 to 89 days past due were $6.0 million at December 31, 2015, compared to $9.6 million at December 31, 2014. The level of loan losses and loan delinquencies, combined with moderately improving economic and commercial and residential real estate market conditions are factors considered in determining the adequacy of the loan loss allowance and assessing the need for additional provisions. We anticipate more charge-offs as loan issues are resolved due to the normal course of credit risk. As a percentage of assets, non-performing loans decreased from 0.49% at December 31, 2014 to 0.40% at December 31, 2015, and as a percentage of total loans, decreased from 0.60% at the end of 2014 to 0.49% at the end of 2015.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. For the period ended December 31, 2015, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At December 31, 2015, we had 56 loans with net carrying values of $8.4 million considered to be “troubled debt restructurings” as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors.” At December 31, 2015, the majority of troubled debt restructurings was performing under contractual terms and are included in impaired loans. Of the 56 loans classified as troubled debt restructured, 13 were 30 days or more past due at December 31, 2015. The balances of these loans were $1.4 million, and the loans have $30 thousand of assigned specific allowance. At December 31, 2014, we had 59 loans with net carrying values of $11.0 million considered to be troubled debt restructurings.

Non-performing loans include loans which are on nonaccrual. Troubled debt restructured loans of $6.9 million are performing within their restructured terms and are accruing interest at December 31, 2015. These accruing troubled debt restructured loans account for the difference of $6.9 million between impaired loans of $13.0 million and non-accrual loans of $6.0 million December 31, 2015.

At December 31, 2015, there were no other loans excluded in the tables below or discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets as a percentage of the total allowance (excluding overdraft allowances) and total assets for the periods indicated:

(Dollars in thousands)	December 31, 2015			December 31, 2014
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
Impaired loans (excluding TDRs)	$4,581	51.54%	0.30%	$5,072	54.84%	0.34%
Trouble debt restructured loans	8,378	94.25%	0.55%	11,046	119.43%	0.73%
OREO and chattel	904	10.17%	0.06%	251	2.71%	0.02%

Total impaired loans and non-performing assets	$13,863	155.96%	0.91%	$16,369	176.98%	1.09%

The following table sets forth the breakdown of non-performing assets at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans (1)	$6,026	$7,327	$9,303	$17,001	$16,616
Real estate and chattel property owned	904	251	1,343	102	1,344

Total non-performing assets (2)	$6,930	$7,578	$10,646	$17,103	$17,960

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Amount reflected for December 31, 2012 excludes acquired loans.

The following table sets forth nonaccrual (1) loans by category at December 31:

(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans
Conventional	$3,017	$2,426	$3,821	$6,250	$5,578
Commercial	2,242	3,926	4,512	9,304	8,484
Home equity	183	181	104	158	—
Construction	—	15	230	887	1,006
Consumer loans	—	—	15	—	8
Commercial and municipal loans	584	779	621	402	1,540

Total (2)	$6,026	$7,327	$9,303	$17,001	$16,616

(1)	All loans 90 days or more delinquent are placed on a nonaccrual status.
(2)	Amount reflected for December 31, 2012 excludes acquired loans.

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

Noninterest Income and Expense

Total noninterest income decreased $602 thousand, or 3.13%, to $18.6 million for the year ended December 31, 2015, compared to the same period in 2014 due, in part, to decreases in realized gains on sales of securities for the year end ended December 31, 2015 compared to the same period in 2014 and realized losses on other real estate property owned and disposal of premises and equipment compared to net gains during the same period in 2014. Customer service fees decreased $204 thousand, or 3.39%, compared to the same period in 2014.

Net gain on sales and calls of securities decreased $603 thousand, or 63.47%, compared to 2014. Income from mortgage banking activities increased $428 thousand, or 49.20%, as we sold $92.7 million of 1-4 family conventional mortgage loans into the secondary market during 2015, up $48.3 million from $44.4 million of loans sold during 2014. Net losses on sales of OREO and fixed assets increased $323 thousand during 2015 as we recognized net losses of $142 thousand compared to net gains of $181 thousand for the same period in 2014.

Rental income decreased $24 thousand, or 3.35%, as revenue within this category remained relatively unchanged compared to the same period in 2014. Bank-owned life insurance income decreased $37 thousand or 5.83%, to $598 thousand for the year ended December 31, 2015. Insurance and brokerage service income decreased $24 thousand to $1.5 million for the year ended December 31, 2015, compared to $1.5 million in 2014 representing a decrease in contingent commissions of $37 thousand, or 21.3%, offset in part by an increase of $13 thousand in premium commissions. Income from trust and investment management fees increased $149 thousand, or 1.79%, to $8.5 million compared to $8.3 million in 2014.

Total noninterest expenses decreased $441 thousand, or 0.95%, to $46.2 million for the year ended December 31, 2015, from $46.6 million for the same period in 2014. Salaries and employee benefits decreased $868 thousand, or 3.46%, to $24.2 million for the year ended December 31, 2015, from $25.1 million for the same period in 2014. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, decreased $335 thousand, or 1.25%, to $26.4 million for the year ended December 31, 2015, from $26.7 million for the same period in 2014. Gross salaries decreased $301 thousand, or 1.48%, to $20.1 million for the year ended December 31, 2015, compared $20.4 million for the same period in 2014. While realizing ordinary changes in staffing levels, promotions, and routine salary increases, the Bank experienced a decrease in average full-time equivalents throughout the year as a result of attrition and higher vacancy rates resulting in gross salary savings. Full time equivalents decreased to 346 at December 31, 2015, compared to 351 at December 31, 2014. The decrease in overall benefits costs of $34 thousand related to a $17 thousand decrease in recruitment related expenses, $15 thousand of unemployment expenses and $54 thousand in director related expenses offset by an increase of $67 thousand for health insurance expense. The deferral of expenses associated with the origination of loans increased $533 thousand, or 32.42%, to $2.2 million for the year ended December 31, 2015, from $1.6 million for the same period in 2014. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The decrease is a direct result of the change in the volume of loan originations year over year.

Occupancy and equipment expenses increased $126 thousand, or 2.07%, to $6.2 million for the year ended December 31, 2015, from $6.1 million for the same period in 2014. Advertising and promotion increased $57 thousand, or 6.58%, to $923 thousand for the year ended December 31, 2015, from $866 thousand for the same period in 2014. Depositors’ insurance decreased $68 thousand, or 6.84% to $926 thousand at December 31, 2015, compared to $994 thousand at December 31, 2014, due primarily to a decrease in assessed deposits.

Professional fees increased $111 thousand, or 8.85%, to $1.4 million for the year ended December 31, 2015 from $1.3 million for the same period in 2014. Data processing and outside services fees increased $105 thousand, or 4.28%, to $2.6 million for the year ended December 31, 2015 compared to $2.5 million for the same period in 2014. ATM processing fees decreased $55 thousand, or 6.52%, to $788 thousand for the year ended December 31, 2015, from $843 thousand for the same period in 2014, which is consistent with the impact decreased volume had within customer service fees.

Amortization of intangible assets decreased $178 thousand which is directly related to the amortization methods used which expense additional amortization in the earlier years following an acquisition and decrease over time.

Other expenses increased $360 thousand, or 6.30%, to $6.1 million for the year ended December 31, 2015 from $5.7 million compared to the same period in 2014. Increases included $117 thousand in contributions, including an increase of $67 thousand in state tax-qualified contributions; $133 thousand in ATM and debit card charge-offs related to the increased volume of fraudulent transactions demonstrated throughout the industry; $54 thousand in expenses related to non-earning assets; $64 thousand in additional losses on tax partnerships; and $86 thousand of additional expenses related to the issuance and vesting of additional stock awards, offset in part by a decrease of $74 thousand of insurance related expenses.

Income Taxes

The provision for income taxes for the year ended December 31, 2015, includes a net deferred income tax benefit of $78 thousand, compared to a net deferred income tax expense of $1.2 million for December 31, 2014. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

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

Intangible assets decreased $1.7 million to $9.3 million at December 31, 2014, compared to $11.0 million at December 31, 2013. Intangible assets include core deposit intangibles of $5.6 million and customer list intangibles of $3.7 million. We amortized $1.1 million of core deposit intangibles during 2014 utilizing the sum-

of-the-years-digits method over 12 years, on average. We amortized $560 thousand of customer list intangibles during 2014 utilizing the sum-of-the-years-digits method over 15 years. An independent third-party analysis of core deposit intangibles indicated no impairment at December 31, 2014.

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

The following table shows the breakdown of the carrying value of non-performing assets and non-performing assets (dollars in thousands) as a percentage of the total allowance and total assets for the periods indicated:

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets	Carrying Value	Percentage to Total Allowance	Percentage to Total Assets
Impaired loans (excluding TDRs)	$5,072	54.72%	0.34%	$8,701	89.40%	0.61%
Trouble debt restructured loans	11,046	119.17%	0.73%	12,454	127.96%	0.88%
OREO and chattel	251	2.71%	0.02%	1,343	13.80%	0.09%

Total impaired loans and non-performing assets	$16,369	176.60%	1.09%	$22,498	231.16%	1.58%

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

Net gain on sales and calls of securities decreased $14 thousand, or 14.52%, compared to 2013. Income from mortgage banking activities decreased $1.4 million, or 61.57%, as we sold $44.4 million of 1-4 family conventional mortgage loans into the secondary market during 2014, down $61.2 million from $105.6 million of loans sold during 2013. In addition to decreased volume, the rate valuation, and subsequent gains added to the reduction in overall revenue for the category. We also retained a higher portion of originated mortgage loans within our portfolio during 2014, resulting in balance sheet increases related to net originated loans of $43.4 million and $25.2 million of conventional real estate loans and commercial real estate loans, respectively. Net gains on sales of OREO and fixed assets increased $176 thousand during 2014 as we recognized net gains of $181 thousand compared to $5 thousand for the same period in 2013.

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

Rental income decreased $29 thousand as revenue within this category remained relatively unchanged. Bank-owned life insurance income increased $9 thousand to $635 thousand. Insurance and brokerage service income increased $9 thousand to $1.5 million for the year ended December 31, 2014, compared to $1.5 million in 2013 representing an increase in premium commissions of $74 thousand, or 6.04%, offset in part by a decrease of $65 thousand in contingency commission.

Total noninterest expenses increased $9.7 million, or 26.10%, to $46.6 million for the year ended December 31, 2014, from $37.0 million for the same period in 2013. This increase includes an increase of $4.8 million of noninterest expenses from the wealth management operating segment. Please see Note 24 to the Consolidated Financial Statements for more information on operating segments. Salaries and employee benefits increased $5.8 million, or 30.36%, to $25.0 million for the year ended December 31, 2014, from $19.2 million for the same period in 2013. Gross salaries and benefits paid, which exclude the deferral of expenses associated with the origination of loans, increased $5.5 million, or 25.99%, to $26.7 million for the year ended December 31, 2014, from $21.2 million for the same period in 2013. Gross salaries increased $4.3 million, or 26.71%, to $20.4 million for the year ended December 31, 2014, compared $16.1 million for the same period in 2013. In addition to ordinary staffing additions, promotions, and salary increases, salary expenses related to Charter Trust operations accounted for approximately $2.4 million, or 57.56% of the increase, while staffing related to a full year of RNB salaries amounted to approximately $659 thousand. Average full time equivalents decreased to 351 at December 31, 2014, compared to 360 at December 31, 2013; this change reflects the impact of additional staff from CFC and Charter Holding. Benefits costs increased $1.2 million including $616 thousand of increases related to Charter Trust. The increase in overall benefits costs includes increases of $243 thousand related to retirement costs and $433 thousand in health insurance costs. The deferral of expenses associated with the origination of loans decreased $327 thousand, or 16.60%, to $1.6 million for the year ended December 31, 2014, from $2.0 million for the same period in 2013. This deferral represents salary and employee benefits expenses associated with origination costs which are recognized over the life of the loan. The decrease is a direct result of the change in the volume of loan originations year over year.

Occupancy and equipment expenses increased $1.3 million, or 27.70%, to $6.1 million for the year ended December 31, 2014, from $4.8 million for the same period in 2013, due primarily to a higher number of locations during 2014 including increases of $1.0 million for former RNB locations and $196 thousand for Charter Holding locations. Advertising and promotion increased $207 thousand, or 31.41%, to $866 thousand for the year ended December 31, 2014, from $659 thousand for the same period in 2013, due primarily to increases in promotions related to the eight additional banking locations and Charter Holding increases of $85 thousand. Depositors’ insurance increased $218 thousand to $994 thousand at December 31, 2014, compared to $776 thousand at December 31, 2013, due primarily to an increase in assessed deposits.

Professional fees decreased $11 thousand, or 0.87%, to $1.3 million for the year ended December 31, 2014 from $1.3 million for the same period in 2013. Data processing and outside services fees increased $863 thousand, or 54.21%, to $2.5 million for the year ended December 31, 2014 compared to $1.6 million for the same period in 2013 due to increases in correspondent services, core processing, online banking, and collection expenses. ATM processing fees increased $213 thousand, or 33.81%, to $843 thousand for the year ended December 31, 2014, from $630 thousand for the same period in 2013, which is consistent with the impact increased volume had within customer service fees.

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

Other expenses increased $1.4 million, or 32.83%, to $5.7 million for the year ended December 31, 2014 from $4.3 million compared to the same period in 2013. This includes an increase of $961 thousand of other expenses related to the operations of Charter Holding. Other increases included $156 thousand in contributions, including an increase of $95 thousand in state tax-qualified contributions; $142 thousand in postage driven in part by the additional deposit accounts acquired in 2013 and the regulatory requirement to now provide monthly mortgage statements; $104 thousand in expenses related to non-earning assets; $140 thousand in debit card charge-offs related to the increased volume of fraudulent transactions demonstrated throughout the industry; and $111 thousand in Vermont state franchise tax which is based on Vermont-based deposit levels.

Income Taxes

The provision for income taxes for the years ended December 31, 2014 and 2013 includes net deferred income tax expense of $1.2 million and $592 thousand, respectively. These amounts were determined by the asset and liability method in accordance with generally accepted accounting principles for each year.

We have provided deferred income taxes on the difference between the provision for loan losses permitted for income tax purposes and the provision recorded for financial reporting purposes.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by us, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $99 thousand and $104 thousand are included in other assets as of December 31, 2015 and 2014, respectively, and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by us, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”). Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $99 thousand and $104 thousand are included in other assets as of December 31, 2015 and 2014, respectively, and are being amortized on a straight-line basis over the life of Debentures III.

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

Contractual Obligations

A summary of lease obligations, borrowings and credit commitments at December 31, 2015 is as follows:

(Dollars in thousands)	Within 1 Year	After 1 year but within 3 years	After 3 years but within 5 years	After 5 years	Total
Lease obligations
Operating leases	$612	$960	$579	$657	$2,808

Borrowings and other debt
Federal Home Loan Bank advances	$90,000	$30,000	$30,000	$—	$150,000
Securities sold under agreements to repurchase	17,957	—	—	—	17,957
Subordinated debentures	—	—	—	37,620	37,620

Total borrowings and other debt	107,957	30,000	30,000	37,620	205,577
Credit commitments
Available lines of credit and unadvanced construction loans	$22,454	$18,848	$13,273	$60,910	$115,485
Commitments to extend credit	27,421	—	—	—	27,421
Letters of credit	764	310	—	—	1,074

Total credit commitments	50,639	19,158	13,273	60,910	143,980

Total	$159,208	$50,118	$43,852	$99,187	$352,365

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At year-end 2015, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $27.4 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLBB. At December 31, 2015, we had approximately $219.8 million in additional borrowing capacity from the FHLBB.

At December 31, 2015, stockholders’ equity totaled $136.7 million compared to $139.8 million at December 31, 2014. The decrease of $3.1 million primarily reflects the redemption of $8.0 million of preferred stock, net income of $9.0 million, the payout of $4.5 million in common stock dividends, $74 thousand in preferred stock dividends declared, other comprehensive loss in the amount of $511 thousand, $157 thousand for vesting of restricted stock awards, $218 thousand for stock issued under the dividend reinvestment plan, and $530 thousand from the exercise of stock options.

At December 31, 2015, we had unrestricted funds in the amount of $1.7 million. Our total cash needs during 2016 are estimated to be approximately $7.2 million with $4.7 million projected to be used to pay cash dividends on our common stock, $624 thousand to pay interest on our capital securities, $1.1 million to pay interest on our subordinated debenture, and approximately $798 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover additional cash requirements for 2016 as long as earnings at the Bank are sufficient to maintain adequate Tier I capital.

Net cash provided by operating activities was $17.0 million for 2015 compared to net cash provided by operating activities of $11.2 million in 2014, a change of $5.8 million, or 51.01%. The change includes an increase in the amount of $151 thousand in provision for loan losses, a decrease in gains on sales and calls of securities of $603 thousand, an increase in depreciation and amortization of $134 thousand, a change in deferred loan origination costs of $200 thousand, a change in the activity of loans held-for sale of $1.5 million, a decrease in the change in accrued interest receivable and other assets of $366 thousand and an increase in accrued expenses and other liabilities of $6.5 million.

Net cash flows used in investing activities totaled $28.6 million in 2015, compared to net cash flows used in investing activities of $63.7 million in 2014, a change of $35.1 million, or 55.10%, as we utilized investment cash flows and sales to fund loan originations. During 2015, net cash used by loan originations and net principal collections decreased by $51.0 million while our loans held in portfolio increased, and cash provided by sales of securities available-for-sale decreased by $40.5 million.

Net cash flows provided by financing activities totaled $3.1 million in 2015, compared to net cash flows provided by financing activities of $70.0 million in 2014, a change of $66.9 million, or 95.60%. Net cash provided by deposits decreased $60.0 million. Net cash used in repayment of advances from FHLBB decreased $35.8 million and net cash provided by principal advances from the FHLBB decreased $10.0 million, as we increased our advances outstanding. Net cash provided by the repurchase agreements increased $12.3 million during 2015.

We expect to be able to fund loan demand and other investing activities during 2015 by continuing to utilize the FHLBB’s advance program and cash flows from securities and loans. On December 31, 2015, approximately $27.4 million in commitments to fund loans had been made. Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on our liquidity, capital resources or results of operations.

U.S. Treasury’s SBLF Program

On August 25, 2011, as part of the SBLF program, we entered into a Purchase Agreement with Treasury pursuant to which we issued and sold to the U.S. Department of Treasury (“Treasury”) 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under Treasury’s Capital Purchase Program. With the acquisition of TNB in 2013, we assumed $3.0 million of preferred stock issued to Treasury. On December 3, 2015, we redeemed all of our outstanding shares of Series B Preferred Stock. At December 31, 2015 and 2014, we had no shares and 8,000 shares, respectively, of Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per preferred share, issued and outstanding.

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

The notes are intended to qualify as Tier 2 capital for regulatory purposes. We used a portion of the net proceeds from the sale of the notes to redeem a portion of our Series B Preferred Stock and the remainder of the net proceeds for general corporate purposes. The notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Capital Ratios

Consistent with its goal to operate a sound and profitable financial institution, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. The OCC requires that the Bank maintain tangible, core, and total risk-based capital ratios of 1.50%, 4.00% (or 3.00% under certain conditions), and 8.00%, respectively. At December 31, 2015, the Bank’s ratios were 9.02%, 9.02%, and 13.62%, respectively, well in excess of the OCC requirements for well capitalized banks. Additional information on these requirements can be found under the section entitled “Regulation” located elsewhere in this report.

Tangible Book Value

Book value per common share was $16.32 at December 31, 2015, compared to $15.97 per common share at December 31, 2014. Tangible book value per common share was $10.76 at December 31, 2015 compared to $9.44 at December 31, 2014. Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by the total number of shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information that is useful to investors in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-GAAP financial measures is provided below:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Stockholders’ equity	$136,708	$139,836
Less goodwill (1)	40,847	44,576
Less other intangible assets (1)	5,726	9,332
Less preferred stock	—	8,000

Tangible common equity	$90,135	$77,928

Ending common shares outstanding	8,376,841	8,258,031
Tangible book value per common share	$10.76	$9.44

(1)	Net of related deferred tax liability for periods beginning after January 1, 2015.

Stock Repurchase Plan

The Board of Directors has determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average common stockholders’ equity; three performing benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At December 31, 2015, 148,088 shares remained to be repurchased under the plan. During 2015, no shares were repurchased.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further detail on the financial instruments with off-balance sheet risk to which we are a party is contained in Note 22 to our Consolidated Financial Statements located elsewhere in this report.

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

Our one-year cumulative interest-rate gap at December 31, 2015 was positive 1.56% compared to the December 31, 2014 gap of negative 2.34%. At December 31, 2015, repricing assets over the next 12 months were $16.0 million more than repricing liabilities for the same period compared to $31.5 million less repricing assets than repricing liabilities at December 31, 2014. With an asset sensitive negative gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease.

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

The following table sets forth our EVE at December 31, 2015, as calculated by an independent third party agent:

Change in Rates	Net Portfolio Value			EVE as % of PV Assets
	$ Amount	$ Change	% Change	EVE Ratio	Change
	(Dollars in thousands)
+400 bp	$105,072	$(35,775)	-25.40%	7.95%	-169bp
+300 bp	114,339	(26,508)	-18.82%	8.45%	-119bp
+200 bp	123,768	(17,079)	-12.13%	8.92%	-72bp
+100 bp	133,165	(7,682)	-5.45%	9.35%	-29bp
0 bp	140,847	—	—	9.64%	—
-100 bp	134,064	(6,783)	-4.82%	8.98%	-66bp

The following table shows our interest rate sensitivity (gap) table at December 31, 2015:

	0-3 Months	3-6 Months	6 Months- 1 Year	1-3 Years	Beyond 3 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$196,656	$96,471	$152,609	$322,471	$453,901	$1,222,108
Investments and overnight deposit	40,250	3,319	6,099	60,771	46,025	156,464

Total	236,906	99,790	158,708	383,242	499,926	1,378,572

Interest-bearing liabilities:
Deposits	193,310	56,054	65,946	76,559	765,483	1,157,352
Repurchase agreements	17,957	—	—	—	—	17,957
Borrowings	95,000	15,000	10,000	30,000	—	150,000
Subordinated debt	20,620	—	—	—	17,000	37,620

Total	326,887	71,054	75,946	106,559	782,483	1,362,929

Period sensitivity gap	(89,981)	28,736	82,762	276,683	(282,557)	$15,643
Cumulative sensitivity gap	$(89,981)	$(61,245)	$21,517	$298,200	$15,643
Cumulative sensitivity gap as a percentage of interest-earning assets	-6.53%	-4.44%	1.56%	21.63%	1.13%	1.13%

Item 8.	Financial Statements

Our Consolidated Financial Statements and accompanying notes may be found beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Baker Newman and Noyes, LLC, our independent registered public accounting firm, regarding our internal control over financial reporting as of December 31, 2015 is included on pages 55 of this report.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lake Sunapee Bank Group

We have audited Lake Sunapee Bank Group and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lake Sunapee Bank Group and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lake Sunapee Bank Group and Subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for year ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion.

Limited Liability Company

Peabody, Massachusetts

March 15, 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lake Sunapee Bank Group

We have audited the accompanying consolidated balance sheet of Lake Sunapee Bank Group and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Sunapee Bank Group and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lake Sunapee Bank Group and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Limited Liability Company

Peabody, Massachusetts

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lake Sunapee Bank Group

We have audited the accompanying consolidated balance sheet of Lake Sunapee Bank Group (formerly New Hampshire Thrift Bancshares, Inc.) and Subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lake Sunapee Bank Group and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Shatswell MacLeod & Company, P.C.

Peabody, Massachusetts

March 16, 2015

Lake Sunapee Bank Group and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

As of December 31,	2015	2014
ASSETS
Cash and due from banks	$16,426	$24,957
Interest-bearing deposit with the Federal Reserve Bank	26,140	26,163

Cash and cash equivalents	42,566	51,120
Interest-bearing time deposits with other banks	—	747
Securities available-for-sale	120,198	115,698
Federal Home Loan Bank stock	9,963	10,762
Loans held-for-sale	2,188	2,000
Loans receivable, net of the allowance for loan losses of $8.9 million as of December 31, 2015 and $9.3 million as of December 31, 2014	1,217,461	1,206,845
Accrued interest receivable	2,431	2,576
Bank premises and equipment, net	24,421	24,391
Investment in real estate	3,392	3,533
Other real estate owned	904	251
Goodwill	44,576	44,576
Intangible assets	7,822	9,332
Bank-owned life insurance	30,833	20,187
Other assets	11,766	11,768

Total assets	$1,518,521	$1,503,786

LIABILITIES
Deposits:
Noninterest-bearing	$127,428	$117,889
Interest-bearing	1,029,924	1,034,825

Total deposits	1,157,352	1,152,714
Federal Home Loan Bank advances	150,000	140,992
Securities sold under agreements to repurchase	17,957	16,756
Subordinated debentures	37,620	37,620
Accrued expenses and other liabilities	18,884	15,868

Total liabilities	1,381,813	1,363,950

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share: 2,500,000 shares authorized, non-cumulative perpetual Series B; no shares issued and outstanding at December 31, 2015 and 8,000 shares issued and outstanding at December 31, 2014; liquidation value $1,000 per share	—	—

Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,811,170 shares issued, and 8,376,841 shares outstanding at December 31, 2015 and 10,000,000 shares authorized, 8,692,360 shares issued, and 8,258,031 shares outstanding at December 31, 2014	88	87
Paid-in capital	80,252	86,561
Retained earnings	68,344	63,876
Unearned restricted stock awards	(1,375)	(598)
Accumulated other comprehensive loss	(3,850)	(3,339)
Treasury stock, at cost, 434,329 shares as of December 31, 2015 and December 31, 2014	(6,751)	(6,751)

Total stockholders’ equity	136,708	139,836

Total liabilities and stockholders’ equity	$1,518,521	$1,503,786

The accompanying notes are an integral part of these consolidated financial statements.

Lake Sunapee Bank Group and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

For the years ended December 31,	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$46,227	$46,647	$38,034

Interest on debt securities:
Taxable	1,232	1,362	1,333
Tax-exempt	332	489	799
Dividends	275	165	52

Other	67	65	58

Total interest and dividend income	48,133	48,728	40,276

INTEREST EXPENSE
Interest on deposits	3,913	4,464	4,055
Interest on advances and other borrowed money	1,018	1,417	1,585
Interest on debentures	1,867	855	806
Interest on securities sold under agreements to repurchase	71	63	51

Total interest expense	6,869	6,799	6,497

Net interest and dividend income	41,264	41,929	33,779
PROVISION FOR LOAN LOSSES	1,056	905	962

Net interest and dividend income after provision for loan losses	40,208	41,024	32,817

NONINTEREST INCOME
Customer service fees	5,818	6,022	5,215
Net gain on sales and calls of securities	347	950	964
Mortgage banking activities	1,298	870	2,264
Net (loss) gain on sales of other real estate owned, other assets and fixed assets	(142)	181	5
Remeasurement gain of equity interest in Charter Holding Corp.	—	—	1,369
Rental income	693	717	746
Realized gain in Charter Holding Corp.	—	—	294
Bank-owned life insurance income	598	635	639
Trust and investment management fee income	8,468	8,319	2,736
Insurance and brokerage service income	1,452	1,476	1,467
Other income	92	56	29

Total noninterest income	18,624	19,226	15,728

NONINTEREST EXPENSES
Salaries and employee benefits	24,208	25,076	19,223
Occupancy and equipment expenses	6,225	6,099	4,776
Depositors’ insurance	926	994	776
Professional services	1,365	1,254	1,265
Data processing and outside services fees	2,560	2,455	1,592
ATM processing fees	788	843	630
Telephone expense	1,077	1,087	706
Supplies	547	568	454
Advertising and promotion	923	866	659
Merger related expense	—	—	1,620
Amortization of intangible assets	1,510	1,688	1,000
Other expenses	6,076	5,716	4,303

Total noninterest expenses	46,205	46,646	37,004

INCOME BEFORE PROVISION FOR INCOME TAXES	12,627	13,604	11,541
PROVISION FOR INCOME TAXES	3,598	3,564	3,127

NET INCOME	$9,029	$10,040	$8,414

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,878	$9,810	$8,098

Earnings per common share	$1.08	$1.19	$1.11

Earnings per common share, assuming dilution	$1.08	$1.19	$1.11

Dividends declared per common share	$0.54	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Lake Sunapee Bank Group and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

For the years ended December 31,	2015	2014	2013
Net income	$9,029	$10,040	$8,414
Net change in unrealized (loss) gain on available-for-sale securities, net of tax effect	(469)	857	(2,382)
Net change in unrecognized pension plan costs, net of tax effect	(42)	(1,299)	860
Net change in derivatives, net of tax effect	—	—	101
Net change in unrealized loss on equity investment, net of tax effect	—	—	(32)

Comprehensive income	$8,518	$9,598	$6,961

The accompanying notes are an integral part of these consolidated financial statements.

Lake Sunapee Bank Group and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Loss	Treasury Stock	Total
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2012	23,000	$—	7,486,225	$75	$83,977	$53,933	$(377)	$(1,444)	$(6,670)	$129,494

Net income						8,414				8,414
Other comprehensive loss								(1,453)		(1,453)
Acquisition of Central Financial Corporation			1,087,416	11	15,974					15,985
Exercise of stock options (cashless exchanges shown net)			45,679	1	513					514
Tax benefit for stock options and awards					30					30
Dividend reinvestment plan			12,902		202					202
Shares surrendered to treasury stock			18,854		265				(270)	(5)
Dividends declared—preferred stock						(316)				(316)
Dividends paid—common stock ($0.52 per share)						(3,684)				(3,684)
Issuance of restricted stock awards							(189)		189	—
Vesting of restricted stock awards							76			76

Balance at December 31, 2013	23,000	$—	8,651,076	$87	$100,961	$58,347	$(490)	$(2,897)	$(6,751)	$149,257

Net income						10,040				10,040
Other comprehensive loss								(442)		(442)
Exercise of stock options (cashless exchanges shown net)			7,000		92					92
Tax benefit for stock options and awards					2					2
Dividend reinvestment plan			17,784		263					263
Dividends declared—preferred stock						(230)				(230)
Dividends paid—common stock ($0.52 per share)						(4,281)				(4,281)
Issuance of restricted stock awards			16,500		243		(243)			—
Vesting of restricted stock awards							135			135
Redemption of preferred stock	(15,000)				(15,000)					(15,000)

Balance at December 31, 2014	8,000	$—	8,692,360	$87	$86,561	$63,876	$(598)	$(3,339)	$(6,751)	$139,836

Net income						9,029				9,029
Other comprehensive loss								(511)		(511)
Exercise of stock options (cashless exchanges shown net)			42,349		530					530
Forfeiture of stock options					(28)					(28)
Tax benefit for stock options and awards					38					38
Dividend reinvestment plan			15,211		218					218
Dividends declared—preferred stock						(74)				(74)
Dividends paid—common stock ($0.54 per share)						(4,487)				(4,487)
Issuance of restricted stock awards			64,250	1	979		(980)			—
Vesting of restricted stock awards							157			157
Forfeiture of restricted stock awards			(3,000)		(46)		46			—
Redemption of preferred stock	(8,000)				(8,000)					(8,000)

Balance at December 31, 2015	—	$—	8,811,170	$88	$80,252	$68,344	$(1,375)	$(3,850)	$(6,751)	$136,708

The accompanying notes are an integral part of these consolidated financial statements.

Lake Sunapee Bank Group and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

For the years ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$9,029	$10,040	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,530	2,396	1,806
Net (increase) decrease in mortgage servicing rights	(64)	303	(532)
Amortization of securities, net	286	430	781
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	73	20	11
Amortization (accretion) of fair value adjustments, net (loans, deposits and borrowings)	307	304	(761)
Amortization of intangible assets	1,510	1,688	1,000
Loans originated for sale	(92,141)	(45,266)	(93,039)
Proceeds from loans sold	92,708	44,352	105,576
Net gain on sales and disposals of premises, equipment, investment in real estate, other real estate owned and other assets	70	(197)	(6)
Impairment losses on other real estate owned	84	16	—
Net gain on sales and calls of securities	(347)	(950)	(964)
Remeasurement gain in equity interest of Charter Holding Corp.	—	—	(1,369)
Equity in gain of partially owned Charter Holding Corp.	—	—	(294)
Provision for loan losses	1,056	905	962
Deferred tax (benefit) expense	(78)	1,154	592
Tax benefit for stock options and awards	(38)	(2)	(30)
Increase in cash surrender value of life insurance	(636)	(635)	(626)
Decrease in accrued interest receivable and other assets	48	414	26
Net gain on sale of loans	(755)	(406)	(1,234)
Change in deferred loan origination costs, net	(224)	(424)	(921)
Increase (decrease) in accrued expenses and other liabilities	3,555	(2,902)	1,091

Net cash provided by operating activities	16,973	11,240	20,483

Cash flows from investing activities:
Capital expenditures—investment in real estate	(7)	—	(5)
Capital expenditures—software	(115)	(141)	(286)
Capital expenditures—premises and equipment	(2,352)	(2,670)	(4,312)
Purchases of interest-bearing time deposits with other banks	—	(747)	—
Maturities of interest-bearing time deposits with other banks	747	1,743	499
Proceeds from sales of securities available-for-sale	85,259	125,802	125,773
Purchases of securities available-for-sale	(362,543)	(204,318)	(124,587)
Proceeds from maturities of securities available-for-sale	272,068	89,993	89,312
Redemption of Federal Home Loan Bank stock	799	1,373	213
Purchases of Federal Home Loan Bank stock	—	(2,375)	—
Capital distribution—Charter Holding Corp., at equity	—	—	340
Loan originations and principal collections, net	(13,780)	(64,821)	(94,515)
Purchases of loans	—	(9,702)	(10,479)
Recoveries of loans previously charged off	818	485	848
Proceeds from sales of premises, equipment, investment in real estate, other real estate and other assets	507	1,673	874
Investment in bank owned life insurance	(10,000)	—	—
Cash paid to acquire Charter Holding Corporation, net	—	—	(3,105)
Cash and cash equivalents acquired from Central Financial Corporation, net of expenses and cash paid	—	—	17,512
Premiums paid on life insurance policies	(10)	(8)	(13)

Net cash used in investing activities	(28,609)	(63,713)	(1,931)

For the years ended December 31,	2015	2014	2013
Cash flows from financing activities:
Net increase in demand deposits, savings and NOW accounts	56,051	62,032	19,985
Net (decrease) increase in time deposits	(51,367)	2,636	(30,531)
(Decrease) increase in short-term advances from Federal Home Loan Bank	(1,000)	35,000	(15,000)
Principal advances from Federal Home Loan Bank	30,000	40,000	45,000
Repayment of advances from Federal Home Loan Bank	(20,000)	(55,750)	(51,000)
Net increase (decrease) in repurchase agreements	1,201	(11,129)	10,664
Issuance of common stock from dividend reinvestment plan	61	109	202
Proceeds from issuance of subordinated debentures, net of issuance costs	—	16,380	—
Redemption of preferred stock	(8,000)	(15,000)	—
Dividends paid on preferred stock	(74)	(230)	(316)
Dividends paid on common stock	(4,330)	(4,127)	(3,684)
Proceeds from exercise of stock options	530	92	514
Forfeiture of stock options	(28)	—	—
Tax benefit for stock options and awards	38	2	30

Net cash provided by (used in) financing activities	3,082	70,015	(24,136)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,554)	17,542	(5,584)
CASH AND CASH EQUIVALENTS, beginning of year	51,120	33,578	39,162

CASH AND CASH EQUIVALENTS, end of year	$42,566	$51,120	$33,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,931	$6,610	$6,588

Income taxes paid	$2,196	$3,963	$2,902

Loans transferred to other real estate owned	$1,169	$838	$330

Loans originated from sales of other real estate owned	$—	$496	$—

Goodwill adjustments, net	$—	$56	$41

	2013
	Central Financial Corporation	Charter Holding Corporation
Acquisitions:
Cash and cash equivalents acquired	$17,512	$3,095
Interest-bearing time deposits with other banks	1,992	—
Available-for-sale securities	6,494	633
Federal Home Loan Bank stock	467	—
Net loans acquired	127,721	—
Premises and equipment acquired	2,532	1,365
Investment in real estate	—	—
Other real estate owned	1,477	—
Accrued interest receivable	23	—
Other assets acquired	1,646	1,411
Customer list intangible	—	4,036
Core deposit intangible	4,568	—

	164,432	10,540

Deposits assumed	149,684	—
Federal Home Loan Bank borrowings assumed	2,602	—
Other liabilities assumed	791	1,107

	153,077	1,107

Net assets acquired	11,355	9,433
Merger costs	15,985	12,400

Goodwill	$4,630	$2,967

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of significant accounting policies:

Nature of operations—Lake Sunapee Bank Group (the “Company”), headquartered in Newport, New Hampshire, is a Delaware corporation and is duly registered as a savings and loan holding company. The Company’s subsidiary, Lake Sunapee Bank, fsb (the “Bank”), a federal chartered savings association, operates 34 branches in Chester, Grafton, Hillsborough, Merrimack and Sullivan counties in central and western New Hampshire and Rutland, Windsor and Orange counties in central Vermont. Although the Company has a diversified portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent on the economic health of the regions. The Company’s primary source of revenue is derived from the Bank providing loans to customers who are predominately small and middle-market businesses and individuals.

Use of estimates in the preparation of financial statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, fair values of investment securities, goodwill and intangibles and income taxes.

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

Cash and cash equivalents—For purposes of reporting cash flows, the Company considers cash and due from banks and Federal Reserve Bank interest-bearing deposit to be cash equivalents. Cash and due from banks as of December 31, 2015 and 2014 includes $10.0 million and $11.4 million, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

Federal Home Loan Bank stock—As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2015, management deems its investment in FHLB stock to not be other-than-temporarily impaired.

Investment in CHC—Through September 3, 2013, the Company owned a 50% interest in CHC with one other New Hampshire bank. On September 4, 2013, the Company purchased the other bank’s ownership interest. As a result, the Bank wholly owned CHC at December 31, 2015 and December 31, 2014, and the accounts of CHC are included in the consolidated financial statements at said dates. Headquartered in Concord, New Hampshire, CHC provides trust and investment services from six offices across New Hampshire. Charter New England Agency, a subsidiary of CHC, provides life insurance, fixed and variable annuities and mutual fund products, in addition to full brokerage services.

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

Nonaccrual loans—Residential real estate loans and consumer loans are placed on nonaccrual status when they become 90 days past due. Commercial loans are placed on nonaccrual status when they become 90 days past due or when it becomes probable that the Company will be unable to collect all amounts due pursuant to the terms of the loan agreement. When a loan has been placed on nonaccrual status, previously accrued interest is reversed with a charge against interest income on loans. Interest received on nonaccrual loans is generally booked to interest income on a cash basis. Residential real estate loans and consumer loans generally are returned to accrual status when they are no longer over 90 days past due. Commercial loans are generally returned to accrual status when the collectability of principal and interest is reasonably assured.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the lives of the loans using the effective yield method. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loan. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

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

General component—The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate and home equity, commercial real estate (owner occupied and non-owner occupied), construction, commercial and municipal and consumer (including credit card loans). Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; concentration of credit risk and national and local economic trends and conditions. During 2015, the Company stratified the portfolio into additional segments within the existing loan types in order to identify potential risks within certain portfolio segments including home equity loans, credit card loans and by classifying commercial real estate by owner occupancy.

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

Home equity loans: Loans in this segment are primarily second to residential real estate loans held by the Bank and the same loan-to-value ratio is generally required as with residential real estate loans. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – owner occupied: Loans in this segment are primarily income-producing properties that are owner occupied and are located throughout New Hampshire and Vermont. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Commercial real estate – non-owner occupied: Loans in this segment are primarily income-producing properties that are non-owner occupied and located throughout New Hampshire and Vermont. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Commercial and municipal loans: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans: Loans in this segment are unsecured or secured by collateral such as automobiles, boats and other recreational vehicles. Repayment is dependent on the credit quality of the individual borrower.

Credit card loans: Loans in this segment are unsecured and approvals are based primarily upon debt to income ratios and the borrower’s credit score. Repayment is dependent on the credit quality of the individual borrower.

Allocated component—The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial and municipal, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment, unless such loans meet certain criteria as outlined in the Company’s loan policy or are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and municipal, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Real estate owned and property acquired in settlement of loans— Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

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

Interest rate lock commitments – Fair values for interest rate lock commitments are based on quoted prices for similar loans in active markets and the likelihood that the loan in the lock position will close.

Forward sale commitments – Fair values of forward sale commitments are based on quoted prices in the market place that are observable and adjusted for inputs which are not observable.

Off-balance sheet instruments—Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

Stock-based compensation—At December 31, 2015, the Company has one stock-based employee compensation plan under which additional shares are available to be granted. The Company accounts for this plan under ASC 718-10, “Compensation—Stock Compensation—Overall.” See Note 12.

Operating Segments—The Company’s operations are managed along two reportable segments that represent the core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides insurance and brokerage services through the Bank’s subsidiaries, MEI and LSFSC, respectively. The Wealth Management segment provides trust and investment services through the Bank’s subsidiaries, CHC and CTC. A summary of the financial results for each of our operating segments is included in Note 24—Operating Segments.

Recent Accounting Pronouncements— In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-05, “Intangibles – Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2015, FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the Update require the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The amendments in this update make targeted improvements to GAAP as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.	Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.

4.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

5.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

6.	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

7.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

8.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of item 6 above is permitted for financial statements of fiscal years or interim periods that have not yet been issued. Early adoption of other items above is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 2. Issuance of capital securities:

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (“Debentures II”) of the Company. Debentures II are the sole assets of Trust II. The Company used a portion of the proceeds to redeem the balance of securities issued by NHTB Capital Trust I, which were callable on September 30, 2004. The balance of the proceeds of Trust II is being used for general corporate purposes. Total expenses associated with the offering of $99 thousand and $104 thousand are included in other assets as of December 31, 2015 and 2014, respectively, and are being amortized on a straight-line basis over the life of Debentures II.

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

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”) of the Company. Debentures III are the sole assets of Trust III. The Company used the proceeds to redeem the securities issued by NHTB Capital Trust I, a wholly owned subsidiary of the Company, which were callable on September 30, 2004. Total expenses associated with the offering of $99 thousand and $104 thousand are included in other assets as of December 31, 2015 and 2014, respectively, and are being amortized on a straight-line basis over the life of Debentures III.

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

NOTE 3. Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost basis of securities and their approximate fair values are summarized as follows:

(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Available-for-sale securities
Bonds and notes—
U.S. Treasury notes	$35,282	$—	$343	$34,939
U.S. Government-sponsored enterprise bonds	7,305	1	95	7,211
Mortgage-backed securities	70,169	14	849	69,334
Municipal bonds	8,418	34	148	8,304
Other bonds and debentures	108	4	—	112
Equity securities	258	49	9	298

Total available-for-sale	$121,540	$102	$1,444	$120,198

December 31, 2014:
Available-for-sale securities
Bonds and notes—
U.S. Treasury notes	$40,512	$—	$389	$40,123
U.S. Government-sponsored enterprise bonds	7,361	2	98	7,265
Mortgage-backed securities	58,439	112	271	58,280
Municipal bonds	9,579	103	86	9,596
Other bonds and debentures	114	12	—	126
Equity securities	258	51	1	308

Total available-for-sale	$116,263	$280	$845	$115,698

For the year ended December 31, 2015, proceeds from sales of securities available-for-sale amounted to $85.3 million. Gross gains of $396 thousand and gross losses of $49 thousand were realized during 2015 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $137 thousand. For the year ended December 31, 2014, proceeds from sales of securities available-for-sale amounted to $125.8 million. Gross gains of $951 thousand and gross losses of $1 thousand were realized during 2014 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $376 thousand. For the year ended December 31, 2013, proceeds from sales of securities available-for-sale amounted to $125.8 million. Gross gains of $1.2 million and gross losses of $222 thousand were realized during 2013 on sales of available-for-sale securities. The tax provision applicable to these net realized gains amounted to $382 thousand.

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of December 31, 2015:

(Dollars in thousands)	Fair Value
Municipal bonds	$1,869
Other bonds and debentures	90

Total due in less than one year	$1,959

U.S. Treasury notes	$34,939
U.S. Government-sponsored enterprise bonds	6,909
Municipal bonds	4,541
Total due after one year through five years	$46,389

U.S. Government-sponsored enterprise bonds	$143
Municipal bonds	728

Total due after five years through ten years	$871

U.S. Government-sponsored enterprise bonds	$159
Municipal bonds	1,166
Other bonds and debentures	22

Total due after ten years	$1,347

There were no issuers of securities, other than U.S. government and agency obligations, whose aggregate carrying value exceeded 10% of stockholders’ equity as of December 31, 2015.

Securities carried at $119.8 million and $115.1 million were pledged to secure public deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase as of December 31, 2015 and 2014, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
Bonds and notes—
U.S. Treasury notes	$24,817	$199	$10,122	$144	$34,939	$343
U.S. Government-sponsored enterprise bonds	2,967	33	4,101	62	7,068	95
Mortgage-backed securities	56,351	592	11,681	257	68,032	849
Municipal bonds	1,420	38	2,208	110	3,628	148
Equity securities	53	9	—	—	53	9

Total temporarily impaired securities	$85,608	$871	$28,112	$573	$113,720	$1,444

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Bonds and notes—
U.S. Treasury notes	$10,112	$53	$20,012	$336	$30,124	$389
U.S. Government-sponsored enterprise bonds	—	—	7,077	98	7,077	98
Mortgage-backed securities	12,109	14	13,675	257	25,784	271
Municipal bonds	—	—	3,554	86	3,554	86
Equity securities	42	1	—	—	42	1

Total temporarily impaired securities	$22,263	$68	$44,318	$777	$66,581	$845

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2015 consist of bonds and mortgage-backed securities issued by U.S. government—sponsored enterprises and agencies, municipal bonds, U.S. Treasury notes and equity securities. The unrealized losses on these 39 debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. As Company management has the ability and intent to hold debt securities until maturity, no declines are deemed to be other-than-temporary. The unrealized losses on 9 equity securities have occurred for less than 12 months and the Company does not feel the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

NOTE 4. Loans receivable:

Loans receivable consisted of the following as of December 31:

	2015			2014
(Dollars in thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Real estate:
Conventional	$600,763	$41,895	$642,658	$592,386	$53,304	$645,690
Home equity	66,708	5,547	72,255	63,176	6,027	69,203
Commercial	259,834	63,434	323,268	235,640	77,377	313,017
Construction	33,663	1,255	34,918	34,988	1,457	36,445

	960,968	112,131	1,073,099	926,190	138,165	1,064,355
Commercial and municipal loans	133,596	8,925	142,521	125,161	13,414	138,575
Consumer loans	5,411	1,077	6,488	7,438	1,712	9,150

Total loans	1,099,975	122,133	1,222,108	1,058,789	153,291	1,212,080
Allowance for loan losses	(8,607)	(298)	(8,905)	(9,269)	—	(9,269)
Deferred loan origination costs, net	4,258	—	4,258	4,034	—	4,034

Loans receivable, net	$1,095,626	$121,835	$1,217,461	$1,053,554	$153,291	$1,206,845

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2015. Total outstanding loan balances to such persons and their companies amounted to $848 thousand as of December 31, 2015. During 2015, principal advances of $339 thousand were made and principal payments totaled $270 thousand.

The following tables set forth information regarding the allowance for loan and lease losses by portfolio segment as of and for the years ended December 31:

	Real Estate:				Consumer	Unallocated	Total
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal
December 31, 2015:
Allowance for loan losses:
Originated:
Beginning balance	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(465)	(769)	—	(29)	(203)	—	(1,466)
Recoveries	108	475	—	76	120	—	779
(Benefit) provision	(209)	454	(794)	517	65	(8)	25

Ending balance	$4,197	$2,884	$197	$1,199	$68	$62	$8,607

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(301)	(420)	—	(31)	(20)	—	(772)
Recoveries	9	1	—	20	9	—	39
Provision (benefit)	355	609	21	35	11	—	1,031

Ending balance	$63	$190	$21	$24	$—	$—	$298

Originated:
Individually evaluated for impairment	$200	$133	$15	$7	$—	$—	$355
Collectively evaluated for impairment	3,997	2,751	182	1,192	68	62	8,252
Acquired loans:
(discounts related to credit quality)	63	190	21	24	—	—	298

Total allowance for loan losses ending balance	$4,260	$3,074	$218	$1,223	$68	$62	$8,905

Loans:
Originated:
Individually evaluated for impairment	$6,707	$5,078	$442	$732	$—	$—	$12,959
Collectively evaluated for impairment	660,764	254,756	33,221	132,864	5,411	—	1,087,016
Acquired loans:
(discounts related to credit quality)	47,442	63,434	1,255	8,925	1,077	—	122,133

Total loans ending balance	$714,913	$323,268	$34,918	$142,521	$6,488	$—	$1,222,108

	Real Estate:				Consumer	Unallocated	Total
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal
December 31, 2014:
Allowance for loan losses:
Originated:
Beginning balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757
Charge-offs	(681)	(533)	—	(445)	(219)	—	(1,878)
Recoveries	314	1	—	57	113	—	485
(Benefit) provision	(255)	1,113	638	(538)	117	(170)	905

Ending balance	$4,763	$2,724	$991	$635	$86	$70	$9,269

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$50	$17	$—	$—	$—	$—	$67
Collectively evaluated for impairment	4,713	2,707	991	635	86	70	9,202
Acquired loans:
(discounts related to credit quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$4,763	$2,724	$991	$635	$86	$70	$9,269

Loans:
Originated:
Individually evaluated for impairment	$5,965	$8,110	$1,163	$880	$—	$—	$16,118
Collectively evaluated for impairment	649,597	227,530	33,825	124,281	7,438	—	1,042,671
Acquired loans:
(discounts related to credit quality)	59,331	77,377	1,457	13,414	1,712	—	153,291

Total loans ending balance	$714,893	$313,017	$36,445	$138,575	$9,150	$—	$1,212,080

	Real Estate:			Commercial and Municipal	Consumer	Unallocated	Total
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction
December 31, 2013:
Allowance for loan losses:
Originated:
Beginning balance	$4,897	$3,616	$208	$918	$58	$226	$9,923
Charge-offs	(851)	(593)	—	(302)	(230)	—	(1,976)
Recoveries	267	284	—	154	142	—	847
Provision (benefit)	1,072	(1,164)	145	791	105	14	963

Ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Acquired:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$71	$116	$—	$10	$—	$—	$197
Collectively evaluated for impairment	5,314	2,027	353	1,551	75	240	9,560
Acquired loans:
(discounts related to credit quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance	$5,385	$2,143	$353	$1,561	$75	$240	$9,757

Loans:
Originated:
Individually evaluated for impairment	$6,716	$11,363	$1,494	$1,582	$—	$—	$21,155
Collectively evaluated for impairment	593,608	187,378	24,568	119,674	6,829	—	932,057
Acquired loans:
(discounts related to credit quality)	72,510	89,072	3,660	18,815	2,988	—	187,045

Total loans ending balance	$672,834	$287,813	$29,722	$140,071	$9,817	$—	$1,140,257

The following tables set forth information regarding nonaccrual and past due loans as of December 31, 2015 and December 31, 2014:

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2015:
Originated:
Real estate:
Conventional	$1,644	$1,309	$1,454	$4,407	$596,356	$600,763	$—	$2,310
Home equity	180	—	166	346	66,362	66,708	—	166
Commercial	1,028	482	309	1,819	258,015	259,834	—	1,565
Construction	24	—	—	24	33,639	33,663	—	—
Commercial and municipal	89	50	584	723	132,873	133,596	—	584
Consumer (including credit card)	16	7	—	23	5,388	5,411	—	—

Total	$2,981	$1,848	$2,513	$7,342	$1,092,633	$1,099,975	$—	$4,625

Acquired:
Real estate:
Conventional	$514	$238	$654	$1,406	$40,489	$41,895	$—	$707
Home equity	12	—	17	29	5,518	5,547	—	17
Commercial	386	—	677	1,063	62,371	63,434	—	677
Construction	—	—	—	—	1,255	1,255	—	—
Commercial and municipal	5	—	—	5	8,920	8,925	—	—
Consumer (including credit card)	6	12	—	18	1,059	1,077	—	—

Total	$923	$250	$1,348	$2,521	$119,612	$122,133	$—	$1,401

Total Loans:
Real estate:
Conventional	$2,158	$1,547	$2,108	$5,813	$636,845	$642,658	$—	$3,017
Home equity	192	—	183	375	71,880	72,255	—	183
Commercial	1,414	482	986	2,882	320,386	323,268	—	2,242
Construction	24	—	—	24	34,894	34,918	—	—
Commercial and municipal	94	50	584	728	141,793	142,521	—	584
Consumer (including credit card)	22	19	1	42	6,446	6,488	—	—

Total	$3,904	$2,098	$3,862	$9,864	$1,212,244	$1,222,108	$—	$6,026

(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2014:
Originated:
Real estate:
Conventional	$2,639	$810	$1,080	$4,529	$587,857	$592,386	$—	$1,577
Home equity	60	31	181	272	62,904	63,176	—	181
Commercial	1,683	365	672	2,720	232,920	235,640	—	2,290
Construction	—	28	—	28	34,960	34,988	—	—
Commercial and municipal	304	48	330	682	124,479	125,161	—	659
Consumer (including credit card)	34	6	—	40	7,398	7,438	—	—

Total	$4,720	$1,288	$2,263	$8,271	$1,050,518	$1,058,789	$—	$4,707

Acquired:
Real estate:
Conventional	$907	$589	$352	$1,848	$51,456	$53,304	$—	$849
Home equity	—	—	—	—	6,027	6,027	—	—
Commercial	545	1,107	671	2,323	75,054	77,377	—	1,636
Construction	—	—	15	15	1,442	1,457	—	15
Commercial and municipal	1	415	—	416	12,998	13,414	—	120
Consumer (including credit card)	37	15	—	52	1,660	1,712	—	—

Total	$1,490	$2,126	$1,038	$4,654	$148,637	$153,291	$—	$2,620

Total Loans:
Real estate:
Conventional	$3,546	$1,399	$1,432	$6,377	$639,313	$645,690	$—	$2,426
Home equity	60	31	181	272	68,931	69,203	—	181
Commercial	2,228	1,472	1,343	5,043	307,974	313,017	—	3,926
Construction	—	28	15	43	36,402	36,445	—	15
Commercial and municipal	305	463	330	1,098	137,477	138,575	—	779
Consumer (including credit card)	71	21	—	92	9,058	9,150	—	—

Total	$6,210	$3,414	$3,301	$12,925	$1,199,155	$1,212,080	$—	$7,327

As of December 31, 2015, the Company’s impaired loans consist of certain loans, including all TDRs. The following tables summarizes, by class of loan, information related to impaired loans as of December 31, 2015 and December 31, 2014:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With no related allowance recorded:
Real estate:
Conventional	$3,175	$3,895	$—	$4,083	$128
Home equity	213	340	—	183	11
Commercial	2,589	3,028	—	3,273	144
Construction	—	—	—	278	—
Commercial and municipal	691	696	—	629	29

Total impaired with no related allowance	$6,668	$7,959	$—	$8,446	$312

With an allowance recorded:
Real estate:
Conventional	$3,319	$3,548	$231	$2,348	$159
Commercial	2,489	2,546	133	1,311	77
Construction	442	476	15	337	18
Commercial and municipal	41	42	7	34	3

Total impaired with an allowance recorded	$6,291	$6,612	$386	$4,030	$257

Total
Real estate:
Conventional	$6,494	$7,443	$231	$6,431	$287
Home equity	213	340	—	183	11
Commercial	5,078	5,574	133	4,584	221
Construction	442	476	15	615	18
Commercial and municipal	732	738	7	663	32

Total impaired loans	$12,959	$14,571	$386	$12,476	$569

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no related allowance recorded:
Real estate:
Conventional	$5,447	$6,028	$—	$5,735	$342
Home equity	181	264	—	232	5
Commercial	7,383	8,151	—	8,093	379
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,118	77

Total impaired with no related allowance	$15,054	$16,832	$—	$16,411	$856

With an allowance recorded:
Real estate:
Conventional	$337	$370	$50	$546	$17
Commercial	727	727	17	1,539	32
Commercial and municipal	—	—	—	350	—

Total impaired with an allowance recorded	$1,064	$1,097	$67	$2,435	$49

Total
Real estate:
Conventional	$5,784	$6,398	$50	$6,281	$359
Home equity	181	264	—	232	5
Commercial	8,110	8,878	17	9,632	411
Construction	1,163	1,185	—	1,233	53
Commercial and municipal	880	1,204	—	1,468	77

Total impaired loans	$16,118	$17,929	$67	$18,846	$905

The recorded investment of conventional real estate loans in the process of foreclosure was $1.2 million at December 31, 2015. OREO was $904 thousand, representing three residential properties and two commercial properties, at December 31, 2015, compared to $251 thousand, representing two residential OREO properties and property acquired in settlement of loans at December 31, 2014.

The carrying amount of acquired loans at December 31, 2015 totaled $121.9 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans maintain a carrying value of $2.4 million and an outstanding principal balance of $3.1 million at December 31, 2015. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The carrying amount of acquired loans at December 31, 2014 totaled $153.3 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans maintain a carrying value of $2.7 million and an outstanding principal balance of $3.1 million at December 31, 2014. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans during the years ended December 31:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Accretable yield at the beginning of the period	$2,125	$2,723
Reclassification from nonaccretable difference for loans with improved cash flows	348	—
Accretion	(260)	(598)

Accretable yield at the end of the period	$2,213	$2,125

The following table presents modified loans by class that were determined to be TDRs that occurred during the years ended December 31:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2015:
Troubled Debt Restructurings:
Real estate:
Conventional	6	$979	$979
Home equity	1	30	30
Commercial	3	1,157	1,157
Commercial and municipal	1	7	7

	11	$2,173	$2,173

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014:
Troubled Debt Restructurings:
Real estate:
Conventional	16	$1,257	$1,257
Commercial	4	991	991
Construction	1	95	95
Commercial and municipal	1	35	35

	22	$2,378	$2,378

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loan disclosures in this footnote. As of December 31, 2015 and 2014, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the years ended December 31, 2015 and 2014, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; or change in scheduled payment amount.

The following tables present information on how loans were modified as TDRs during the years ended December 31:

(Dollars in thousands)	Extended Maturity	Interest Rate	Interest Rate and Maturity	Combination of Interest Only Payments and Maturity	Combination of Interest Only Payments, Rate and Maturity	Total
December 31, 2015:
Real estate:
Conventional	$243	$—	$51	$287	$398	$979
Home equity	30	—	—	—	—	30
Commercial	—	—	1,085	—	72	1,157
Commercial and municipal	—	7	—	—	—	7

Total TDRs	$273	$7	$1,136	$287	$470	$2,173

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Combination of Interest Rate, Maturity and Reamortized	Other (a)	Total
December 31, 2014:
Real estate:
Conventional	$—	$516	$619	$122	$—	$1,257
Commercial	211	210	—	—	570	991
Construction	—	—	95	—	—	95
Commercial and municipal	—	—	—	—	35	35

Total TDRs	$211	$726	$714	$122	$605	$2,378

There were four new TDRs that have subsequently defaulted during the year ended December 31, 2015 including one residential loan totaling $240 thousand which is on nonaccrual as of December 31, 2015. All TDRs are individually evaluated for impairment. There are 27 TDRs with an impairment measurement totaling $368 thousand, included in specific allowances as of December 31, 2015.

There were no new TDRs that have subsequently defaulted during the year ended December 31, 2014. All TDRs are individually evaluated for impairment. There are three TDRs with an impairment measurement totaling $53 thousand, included in specific allowances as of December 31, 2014.

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:			Commercial and Municipal	Consumer	Total
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction
December 31, 2015:
Originated
Grade:
Pass	$—	$222,466	$19,208	$111,653	$—	$353,327
Special mention	—	4,278	18	112	—	4,408
Substandard	5,272	7,670	567	416	—	13,925
Loans not formally rated	662,199	25,420	13,870	21,415	5,411	728,315

Total	$667,471	$259,834	$33,663	$133,596	$5,411	$1,099,975

Acquired
Grade:
Pass	$—	$56,212	$1,047	$8,031	$—	$65,290
Special mention	—	1,643	—	—	—	1,643
Substandard	1,038	4,097	92	509	—	5,736
Loans not formally rated	46,404	1,482	116	385	1,077	49,464

Total	$47,442	$63,434	$1,255	$8,925	$1,077	$122,133

(Dollars in thousands)
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

Credit Quality Information

The Company utilizes an eight-grade internal loan rating system for commercial real estate, construction and commercial and municipal loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial and municipal loans over $250 thousand. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

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

(Dollars in thousands)	2015	2014
Sold loans	$445,855	$411,583

Participation loans	$28,280	$31,147

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2015 and 2014 was $2.4 million and $2.4 million, respectively.

Servicing rights of $1.1 million, $518 thousand and $1.6 million were capitalized in 2015, 2014 and 2013, respectively. Amortization of capitalized servicing rights was $1.0 million, $867 thousand, and $1.0 million in 2015, 2014, and 2013, respectively.

The fair value of capitalized servicing rights was $4.0 million and $4.2 million as of December 31, 2015 and 2014, respectively. Following is an analysis of the aggregate changes in the valuation allowances for capitalized servicing rights:

(Dollars in thousands)	2015	2014
Balance, beginning of year	$19	$65
Additions	81	4
Reductions	(27)	(50)

Balance, end of year	$73	$19

NOTE 5. Premises and equipment:

Premises and equipment are shown on the consolidated balance sheets at cost, net of accumulated depreciation, as follows as of December 31:

(Dollars in thousands)	2015	2014
Land and land improvements	$3,229	$3,235
Buildings and premises	26,961	26,441
Furniture, fixtures and equipment	13,859	13,961
Premises and equipment in process	271	357

	44,320	43,994
Less—accumulated depreciation	19,899	19,603

	$24,421	$24,391

Depreciation expense amounted to $2.2 million, $2.1 million and $1.5 million for the years ending December 31, 2015, 2014 and 2013, respectively.

NOTE 6. Investment in real estate:

The balance in investment in real estate consisted of the following as of December 31:

(Dollars in thousands)	2015	2014
Land and land improvements	$412	$412
Buildings and premises	4,170	4,163

	4,582	4,575
Less—accumulated depreciation	1,190	1,042

	$3,392	$3,533

Rental income from investment in real estate amounted to $310 thousand, $308 thousand and $309 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense amounted to $148 thousand, $148 thousand and $153 thousand for the years ending December 31, 2015, 2014 and 2013, respectively.

NOTE 7. Deposits:

Deposits are summarized as follows as of December 31:

(Dollars in thousands)	2015	2014
Demand deposits	$127,428	$117,889
Savings	253,349	233,697
N.O.W.	359,376	333,984
Money market	105,286	103,817
Time deposits	311,913	363,327

	$1,157,352	$1,152,714

The following is a summary of maturities of time deposits as of December 31, 2015:

(Dollars in thousands)
2016	$211,352
2017	38,773
2018	37,822
2019	16,317
2020	7,649

Total	$311,913

Interest expense by major category of interest-bearing deposits is summarized as follows for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Time deposits	$2,943	$3,635	$3,283
N.O.W.	297	259	248
Money market	334	314	297
Savings	339	256	227

	$3,913	$4,464	$4,055

Deposits from related parties held by the Bank as of December 31, 2015 and 2014 amounted to $2.7 million and $3.7 million, respectively.

As of December 31, 2015 and 2014, time deposits include $27.6 million and $48.4 million, respectively, of certificates of deposit with a minimum balance of $250 thousand. Generally, deposits in excess of $250 thousand are not federally insured.

The aggregate amount of brokered time deposits as of December 31, 2015 and 2014 was $50.8 million and $51.1 million, respectively and are not included in time deposits accounts in denominations of $250 thousand or more, above.

NOTE 8. Federal Home Loan Bank advances and letters of credit:

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the years ending after December 31, 2015 are summarized as follows:

(Dollars in thousands)
2016	$90,000
2018	30,000
2019	20,000
2020	10,000

$150,000

As of December 31, 2015, the following advances from the FHLB were redeemable at par at the option of the FHLB (dollars in thousands):

Maturity Date	Optional Redemption Date	Amount
April 30, 2018	January 28, 2016 and quarterly thereafter	$10,000
March 26, 2019	March 29, 2016 one time call	$10,000

March 26, 2020	March 29, 2016 one time call	$10,000
September 30, 2019	September 29, 2016 one time call	$10,000

At December 31, 2015, the interest rates on FHLB advances ranged from 0.28% to 2.54%. The weighted average interest rate at December 31, 2015 was 0.84%.

At December 31, 2015 and December 31, 2014, the Company had $48.8 million and $44.2 million, respectively, of stand-by letters of credit issued by the FHLB to secure customer deposits.

At December 31, 2015 and 2014, the Company had a $5 million line of credit available through the FHLB. There were no advances on this line outstanding as of December 31, 2015 and 2014.

Borrowings, including letters of credit, from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9. Securities sold under agreements to repurchase:

The securities sold under agreements to repurchase are securities sold on a short-term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and government-sponsored enterprises, mortgage-backed securities and municipal bonds. The securities were held in the Bank’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

The following table represents the Company’s short-term collateralized financing obtained through repurchase agreements and the related collateral pledged as of the periods indicated:

(Dollars in thousands)	December 31, 2015
Repurchase agreements collateral
U.S. Treasury notes	$20,973
U.S. Government-sponsored enterprise bonds	414
Mortgage-backed securities	2,896
Municipal bonds	729

Total	$25,012

Repurchase agreements	$17,957

NOTE 10. Income taxes:

The components of income tax expense are as follows for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Current tax expense	$3,676	$2,410	$2,535
Deferred tax (benefit) expense	(78)	1,154	592

Total income tax expense	$3,598	$3,564	$3,127

The reasons for the differences between the tax at the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2015	2014	2013
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(5.8)	(5.7)	(6.8)
Dividends received deduction	(0.2)	(0.1)	(1.0)
Federal tax credits	(1.8)	(2.4)	(0.3)
Merger related expenses	—	—	2.3
Other, net	2.3	0.4	(1.1)

Effective tax rates	28.5%	26.2%	27.1%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Interest on non-performing loans	$276	$216
Allowance for loan losses	3,118	3,203
Deferred compensation	843	804
Deferred retirement expense	1,676	1,478
Restricted stock awards	73	37
Accrued directors fees	11	16
Accrued group health contingency	15	12
Write-down of other real estate owned	14	13
Net unrealized loss on available-for-sale securities	532	224
Unrecognized employee benefits under ASC 715-10	1,992	1,966
Other	106	262

Gross deferred tax assets	8,656	8,231

Deferred tax liabilities:
Deferred loan costs, net of fees	(1,653)	(1,621)
Prepaid pension	(1,628)	(1,662)
Accelerated depreciation	(947)	(805)
Purchased goodwill	(3,729)	(3,729)
Mortgage servicing rights	(901)	(864)
Core deposit intangibles and other market value adjustments	(2,096)	(2,313)
Other	(312)	(259)

Gross deferred tax liabilities	(11,266)	(11,253)

Net deferred tax liability	$(2,610)	$(3,022)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015.

NOTE 11. Derivative Instruments and Hedging Activities

The Company’s mortgage banking activities include interest rate lock commitments (“IRLCs”) and forward sales commitments that result in derivative financial instruments. IRLCs are provided on applications for residential mortgages intended for resale and are accounted for as non-hedging derivatives. The Company arranges offsetting forward sales commitments for these rate-locks, which are designated as economic hedges.

The IRLCs generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The forward commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan.

The following table summarizes the fair values of derivative financial instruments in the consolidated balance sheet as of December 31, 2015. There were no IRLCs and forward sale commitments recorded at December 31, 2014.

(Dollars in thousands)	December 31, 2015
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$4,623	$32
Forward loan sale commitments	$5,135	$(14)

NOTE 12. Stock compensation plans:

During December 31, 2015, the Company had two fixed stock-based employee compensation plans, the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan” and collectively, the “Plans”).

As of December 31, 2015, 410,000 shares were available to be granted under the 2014 Plan in the form of grants of options or shares of restricted stock. As of December 31, 2015, there were no options and 93,950 restricted stock non-vested awards outstanding under the 2004 Plan. There are currently no outstanding options under the 2014 Plan.

Under the 2004 Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is 10 years. Options were exercisable immediately upon grant. No modifications have been made to the terms of the option agreements.

A summary of the options issued pursuant to the 2004 Plan as of December 31, 2015, 2014 and 2013 and changes during the years ending on those dates is presented below:

	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	113,500	$13.39	123,000	$13.38	245,000	$13.23
Forfeited	(7,500)	15.30	(2,500)	13.25	(18,600)	13.15
Exercised	(106,000)	13.25	(7,000)	13.25	(103,400)	13.07

Outstanding at end of year	—	$—	113,500	$13.39	123,000	$13.38

Options exercisable at year-end	—		113,500		123,000
Weighted-average fair value of options granted during the year	—		—		—

The Company granted 64,250 shares of restricted stock to officers of the Company effective June 11, 2015. The restricted stock was granted under the 2014 Stock Incentive Plan and awarded officers shares of restricted common stock of the Company. In 2015, 3,000 shares of the awarded restricted stock shares were forfeited, leaving 61,250 shares of restricted stock outstanding at December 31, 2015. The restricted stock vests ratably over a five-year period beginning June 11, 2016. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $15.25 per share and amounted to $93 thousand for the year ending December 31, 2015. The remaining unrecognized compensation expense at December 31, 2015 of $840 thousand will be recognized over the next 4.4 years.

The Company granted 15,000 shares of restricted stock to10 directors effective May 1, 2014. The restricted stock was granted under the 2004 Plan and awards directors shares of restricted common stock of the Company. The restricted stock vests ratably over a five-year period beginning on May 1, 2015. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $14.75 per share and amounted to $44 thousand for the year ending December 31, 2015 and $30 thousand for the year ending December 31, 2014. The remaining unrecognized compensation expense at December 31, 2015 of $148 thousand will be recognized over the next 3.3 years.

The Company granted 1,500 shares of restricted stock to one director effective May 1, 2014 under the 2004 Plan. The restricted stock was immediately vested on the grant date. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $14.75 per share and amounted to $22 thousand for the year ending December 31, 2014.

The Company granted a total of 4,500 shares of restricted stock to a non-executive employee effective March 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five-year period beginning on March 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $13.50 per share and amounted to $12 thousand for the years ending December 31, 2015 and December 31, 2014 and $10 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2015 of $27 thousand will be recognized over the next 2.2 years.

The Company granted a total of 10,000 shares of restricted stock to the Executive Chairman effective May 1, 2013. The restricted stock was granted under the 2004 Plan. The restricted stock vests ratably over a five-year period beginning on May 1, 2014. Compensation expense relating to these restricted stock awards is based on the grant-date fair value of $12.81 per share and amounted to $26 thousand for the years ending December 31, 2015 and December 31, 2014 and $17 thousand for the year ending December 31, 2013. The remaining unrecognized compensation expense at December 31, 2015 of $59 thousand will be recognized over the next 2.3 years.

The Company granted a total of 35,000 shares of restricted stock to seven directors effective June 14, 2012. The restricted stock was granted under the 2004 Plan and awards directors shares of restricted common stock of the Company. In 2012, 5,000 shares of the awarded restricted stock shares were forfeited, leaving 30,000 shares of restricted stock outstanding at December 31, 2015. The restricted stock vests ratably over a five-year period beginning on June 13, 2013. Compensation expense relating to the restricted stock awards is based on the grant-date fair value of $12.56 per share and amounted to $75 thousand for the years ending December 31, 2015, December 31, 2014 and December 31, 2013. The remaining unrecognized compensation expense at December 31, 2015 of $113 thousand will be recognized over the next 1.5 years.

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

The following tables set forth information about the plan for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	2015	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,974	$6,961	$7,507
Interest cost	373	341	332
Actuarial (gain) loss	(349)	2,069	(648)
Benefits paid	(248)	(247)	(220)
Settlements	(167)	(150)	(10)

Benefit obligation at end of year	8,583	8,974	6,961

Change in plan assets:
Plan assets at estimated fair value at beginning of year	8,179	8,186	7,361
Actual return on plan assets	(132)	390	1,055
Benefits paid	(248)	(247)	(220)
Settlements	(167)	(150)	(10)

Fair value of plan assets at end of year	7,632	8,179	8,186

Funded status	$(951)	$(795)	$1,225

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of unrecognized net actuarial losses of $5.0 million for the years ending December 31, 2015 and December 31, 2014.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 4.40% and 0%, respectively, at December 31, 2015, 4.24% and 0%, respectively, at December 31, 2014, and 5.00% and 0%, respectively, at December 31, 2013.

The accumulated benefit obligation for the defined benefit pension plan was $8.6 million and $9.0 million at December 31, 2015 and 2014, respectively.

Components of net periodic pension cost (benefit) and other comprehensive loss (income) for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Interest cost on benefit obligation	$373	$341	$332
Expected return on assets	(640)	(646)	(579)
Amortization of unrecognized actuarial loss	355	173	303

Net periodic pension cost (benefit)	88	(132)	56

Other changes in plan assets and benefit obligations recognized as other comprehensive loss (income), before tax effect:
Actuarial loss (gain)	423	2,325	(1,124)
Amortization of unrecognized actuarial loss	(355)	(173)	(303)

Total recognized as other comprehensive loss (income)	68	2,152	(1,427)

Total recognized as net periodic pension cost (benefit) and other comprehensive loss (income)	$156	$2,020	$(1,371)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2016 is $384 thousand.

For the years ended December 31, 2015, 2014 and 2013, the assumptions used to determine the net period pension cost are as follows:

	2015	2014	2013
Discount rate	4.24%	5.00%	4.50%
Increase in future compensation levels	—	—	—
Expected long-term rate of return on plan assets	8.00	8.00	8.00

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

Plan Assets

The Company’s pension plan assets measured at fair value at December 31, 2015, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2015:
U.S. equity securities	$732	$425	$307	$—
Registered investment companies (a)	6,783	6,783	—	—
Money market	117	117	—	—

Totals	$7,632	$7,325	$307	$—

(a)	Includes 59% invested in fixed income funds and 41% invested in equity and index funds.

The Company’s pension plan assets measured at fair value at December 31, 2014, by asset category, are as follows:

	Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Dollars in thousands)
December 31, 2014:
U.S. equity securities	$868	$473	$395	$—
Registered investment companies (a)	7,271	7,271	—	—
Money market	40	40	—	—

Totals	$8,179	$7,784	$395	$—

(a)	Includes 52% invested in fixed income funds and 48% invested in equity and index funds.

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

Equity securities include 30,294 shares of the Company’s common stock as of December 31, 2015 and 2014. The fair values of the shares on those dates were $425 thousand (5.6% of total plan assets) and $473 thousand (5.8% of total plan assets), respectively.

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

To maximize the ability of achieving the Company’s overall goals for the plan’s assets and to provide the required level of income each year, the allocation between common stocks, bonds and cash equivalents shall adhere to the following target allocation based on market value:

Target Allocation
Equities	38-58%
Fixed income	42-62%

The Company expects to contribute $2.3 million to the defined benefit pension plan in 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollars in thousands)
2016	$341
2017	366
2018	384
2019	405
2020	435
Years 2021-2025	2,316

Defined Contribution Plans

The Bank sponsors a Profit Sharing—Stock Ownership Plan for employees of the Bank and McCrillis & Eldredge. The Bank may elect, but is not required, to make discretionary and/or matching contributions to the Plan.

Effective January 1, 2008, the Bank amended the Profit Sharing—Stock Ownership Plan whereby employees will receive a safe harbor, non-elective contribution equal to 3% of eligible compensation for the plan year, as defined in the plan. In addition, the Bank shall make a matching contribution in an amount equal to employees’ elective deferrals up to a percentage of compensation for the plan year, to be determined annually, not to exceed 4%. Finally, the Bank may make an additional profit sharing contribution, determined annually, to be allocated on a pro rata basis to eligible employees based on their compensation in relation to the compensation of all participants.

CTC sponsors a Charter Trust Company Profit Sharing Plan for employees of CTC. CTC may elect, but is not required, to make discretionary and/or matching contributions to the CTC Plan. The CTC Plan allows employees to make qualified retirement plan (pre-tax) contributions as well as Roth (after tax) contributions. Employees will receive a safe harbor, non-elective contribution equal to 3% of eligible compensation for the plan year, as defined in the CTC Plan. In addition, CTC may make an elective matching contribution in an amount to be determined by CTC on an annual basis and discretionary matching contributions will be made on both pre-tax and Roth contributions. Employee and safe harbor contributions are vested 100% immediately. Employer discretionary match contributions are vested 20% for each year of service and become 100% vested at five years of service. For 2015, 2014, and 2013, there were no discretionary employer matching contributions.

For 2015, 2014, and 2013, participating employees in both plans had contributions totaling $1.3 million, $1.3 million and $954 thousand, respectively. The Company made contributions totaling $932 thousand for 2015, $929 thousand for 2014 and $802 thousand for 2013 for both plans. A participant’s retirement benefit will depend on the amount of the contributions to the Plans together with the gains or losses on the investments.

Other Plans and Employment Agreements

The Company has entered into salary continuation agreements for supplemental retirement income with certain executives and senior officers. The total liability for these agreements included in other liabilities was $5.1 million and $4.8 million for the years ended December 31, 2015 and 2014, respectively. Expense recorded under these agreements was $744 thousand, $939 thousand and $690 thousand in 2015, 2014 and 2013, respectively. A total of $209 thousand was paid to retired executives and one active employee in 2015 per the agreements, $166 thousand was paid to retired executives and one active employee in 2014 and $219 thousand was paid to retired executives and one active employee in 2013.

Effective as of June 1, 2012, the Company and the Bank each entered into an employment agreement (“the Agreement”) with the President and Chief Executive Officer of the Company and the Bank (the “Executive”). The Agreements have an initial term of three years and will automatically extend annually for one year unless either the Company, Bank or the President gives contrary written notice in advance. The Agreements provide for a guaranteed minimum salary and certain benefits. In the event of voluntary termination without cause or voluntary termination with good reason, the Executive is entitled to receive a severance benefit equal to a lump sum payment equal to salary and bonus which the executive would have received had he continued to work for the remaining unexpired term, and certain other benefits per the Agreement. Upon a Change in Control, as defined in the Agreement, the Executive will receive the severance benefits described above with such benefits being calculated as if the remaining unexpired term of the agreement was three years.

The Company and the Bank has a three-year change in control agreement with the Chief Operating Officer in which the officer will receive a lump sum severance payment equal to three year’s annual base salary in effect as of the date of termination.

The Company also has one-year change of control agreements with the Chief Financial Officer and five other officers in which the officer will receive a lump sum severance payment equal to one year’s annual base salary in effect as of the date of termination.

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

In 2008, the Company adopted ASC 715, “Compensation—Retirement Benefits,” and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $528 thousand at December 31, 2015 and $457 thousand at December 31, 2014. The Company recorded expense under this arrangement of $71 thousand in 2015, $93 thousand in 2014 and $14 thousand in 2013.

NOTE 14. Commitments and contingencies:

In the normal course of business, the Company has outstanding various commitments and contingent liabilities, such as legal claims, which are not reflected in the consolidated financial statements. Management does not anticipate any material loss as a result of these transactions.

As of December 31, 2015, the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between March 31, 2016 and October 31, 2025. The total minimum rent commitments due in future periods under these existing agreements are as follows as of December 31, 2015:

(Dollars in thousands)
2016	$612
2017	521
2018	439
2019	380
2020	199
Thereafter	657

Total minimum lease payments	$2,808

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $716 thousand, $758 thousand and $603 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15. Fair value measurements:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2015 and 2014. The Company did not have any significant transfers of assets between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2015.

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

The Company enters into interest rate lock commitments for residential mortgage loans intended for sale, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. However, this value is adjusted by a factor which considers the likelihood that the loan in a lock position will ultimately close. The closing ratio is derived from the Company’s internal data and is adjusted using significant management judgment which is not observable. As such, interest rate lock commitments are classified as Level 3 measurements.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral less costs to sell if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2015 and 2014.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2015:
U.S. Treasury notes	$34,939	$—	$34,939	$—
U.S. Government-sponsored enterprise bonds	7,211	—	7,211	—
Mortgage-backed securities	69,334	—	69,334	—
Municipal bonds	8,304	—	8,304	—
Other bonds and debentures	112	—	112	—
Equity securities	298	298	—	—
Interest rate lock commitments	32	—	—	32

Totals	$120,230	$298	$119,900	$32

December 31, 2014:
U.S. Treasury notes	$40,123	$—	$40,123	$—
U.S. Government-sponsored enterprise bonds	7,265	—	7,265	—
Mortgage-backed securities	58,280	—	58,280	—
Municipal bonds	9,596	—	9,596	—
Other bonds and debentures	126	—	126	—
Equity securities	308	308	—	—

Totals	$115,698	$308	$115,390	$—

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2015. There were no liabilities measured at fair value on a recurring basis as of December 31, 2014.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2015:
Forward loan sale commitments	$14	$—	$—	$14

Totals	$14	$—	$—	$14

The following table presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the year ending December 31, 2015.

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Balance as of December 31, 2014	$—	$—
Realized (loss) gain recognized in non-interest income	(14)	342
Transfers to loans held for sale	—	(310)

Balance as of December 31, 2015	$(14)	$32

The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2015 and 2014 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2015:
Impaired loans	$5,905	$—	$—	$5,905
Mortgage servicing rights	2,441	—	—	2,441
Other real estate owned	904	—	—	904

Totals	$9,250	$—	$—	$9,250

December 31, 2014:
Impaired loans	$997	$—	$—	$997
Mortgage servicing rights	2,378	—	—	2,378
Other real estate owned	251	—	—	251

Totals	$3,626	$—	$—	$3,626

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31:

	December 31, 2015
	Carrying Amount	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$42,566	$42,566	$—	$—	$42,566
Securities available-for-sale	120,198	298	119,900	—	120,198
Federal Home Loan Bank stock	9,963	9,963	—	—	9,963
Loans held-for-sale	2,188	—	2,202	—	2,202
Loans, net	1,217,461	—	—	1,215,166	1,215,166
Investment in unconsolidated subsidiaries	620	—	—	349	349
Accrued interest receivable	2,431	2,431	—	—	2,431
Interest rate lock commitments	32	—	—	32	32

Financial liabilities:
Deposits	1,157,352	—	1,157,080	—	1,157,080
FHLB advances	150,000	—	150,312	—	150,312
Securities sold under agreements to repurchase	17,957	17,957	—	—	17,957
Subordinated debentures	37,620	—	—	28,730	28,730
Forward loan sale commitments	14	—	—	14	14

	December 31, 2014
	Carrying Amount	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$51,120	$51,120	$—	$—	$51,120
Interest-bearing time deposits with other banks	747	—	747	—	747
Securities available-for-sale	115,698	308	115,390	—	115,698
Federal Home Loan Bank stock	10,762	10,762	—	—	10,762
Loans held-for-sale	2,000	—	2,029	—	2,029
Loans, net	1,206,845	—	—	1,205,578	1,205,578
Investment in unconsolidated subsidiaries	620	—	—	400	400
Accrued interest receivable	2,576	2,576	—	—	2,576
Financial liabilities:
Deposits	1,152,714	—	1,154,466	—	1,154,466
FHLB advances	140,992	—	141,746	—	141,746
Securities sold under agreements to repurchase	16,756	16,756	—	—	16,756
Subordinated debentures	37,620	—	—	29,909	29,909

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries, which is included in other assets and interest rate lock commitments and forward loan sale commitments, which are included in other assets and other liabilities, respectively. Accounting policies related to financial instruments are described in Note 1.

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

The following pro forma information assumes that the acquisitions had occurred at the beginning of the period presented.

(Dollars in thousands, except per share data)	2013
Total revenue	$65,880
Net income	$10,219
Net income available to common shareholders	$9,903
Earnings per share:
Basic	$1.21
Diluted	$1.21

The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 17. Stockholders’ equity:

Liquidation account—On May 22, 1986, the Lake Sunapee Bank, FSB received approval from the FHLB and converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. At the time of conversion, the Bank established a liquidation account in an amount of $4.3 million (equal to the Bank’s net worth as of the date of the latest financial statement included in the final offering circular used in connection with the conversion). The liquidation account will be maintained for the benefit of eligible account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion (and only in such event), each eligible account holder will be entitled to receive a liquidation distribution from the liquidation account before any liquidation distribution may be made with respect to capital stock. The amount of the liquidation account is reduced to the extent that the balances of eligible deposit accounts are reduced on any year-end closing date subsequent to the conversion. Company management believes the balance in the liquidation account would be immaterial to the consolidated financial statements as of December 31, 2015.

Dividends—The Bank may not declare or pay a cash dividend on or purchase any of its stock if the effect would be to reduce the net worth of the Bank below either the amount of the liquidation account or the net worth requirements of the banking regulators.

Special bad debts deduction—In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained income of the Bank, as of December 31, 2015, includes $2.1 million for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over four (4) years, subject to a combined federal and state tax rate of approximately 40%.

NOTE 18. Earnings per share (EPS):

The Company computes earnings per share in accordance with FASB ASC 260-10. Under the guidance, unvested restricted stock awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing basic EPS pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS assumes, as of the beginning of the period, exercise of stock awards using the treasury stock method. Certain of our stock awards that would potentially dilute Basic EPS in the future were antidilutive for years ending December 31, 2015 and 2014 and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the years ending December 31, 2015 and 2014:

(Dollars in thousands, except for per share data):	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2015
Basic EPS
Net income as reported	$9,029
Cumulative preferred stock dividend earned	(74)
Dividends and undistributed earnings allocated to participating shares	(77)

Net income applicable to common stock	8,878	8,245,233	$1.08
Effect of dilutive equity-based awards	—	10,593

Diluted EPS
Income available to common stockholders and assumed conversions	$8,878	8,255,826	$1.08

Year ended December 31, 2014
Basic EPS
Net income as reported	$10,040
Cumulative preferred stock dividend earned	(230)

Net income available to common stockholders	9,810	8,235,213	$1.19
Effect of dilutive securities, options	—	11,315

Diluted EPS
Income available to common stockholders and assumed conversions	$9,810	8,246,528	$1.19

Year ended December 31, 2013
Basic EPS
Net income as reported	$8,414
Cumulative preferred stock dividend earned	(316)

Net income available to common stockholders	8,098	7,294,916	$1.11
Effect of dilutive securities, options	—	6,945

Diluted EPS
Income available to common stockholders and assumed conversions	$8,098	7,301,861	$1.11

NOTE 19. Other comprehensive loss:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss included in stockholders’ equity are as follows during the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Net unrealized holding (losses) gains on available-for-sale securities	$(430)	$2,367	$(2,979)
Reclassification adjustment for realized gains in net income	(347)	(950)	(964)

Other comprehensive (loss) income before income tax effect	(777)	1,417	(3,943)
Income tax benefit (expense)	308	(560)	1,561

	(469)	857	(2,382)

Other comprehensive (loss) income—pension plan (See Note 13)	(68)	(2,152)	1,427
Income tax benefit (expense)	26	853	(567)

	(42)	(1,299)	860

Change in fair value of derivatives used for cash flow hedges	—	—	166
Income tax expense	—	—	(65)

	—	—	101

Other comprehensive income—equity investment	—	—	12
Reclassification adjustment for realized gains in net income	—	—	(44)

Other comprehensive loss before income tax effect	—	—	(32)
Income tax benefit (expense)	—	—	—

	—	—	(32)

Other comprehensive loss, net of tax effect	$(511)	$(442)	$(1,453)

Accumulated other comprehensive loss consists of the following as of December 31:

(Dollars in thousands)	2015	2014
Net unrealized holding losses on available-for-sale securities, net of taxes	$(810)	$(341)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(3,040)	(2,998)

Accumulated other comprehensive loss	$(3,850)	$(3,339)

Realized gains and losses on securities are identified on the consolidated statements of income as net gain on sales and calls of securities. Amortization of unrecognized actuarial losses related to the Company’s pension plan was reported on the consolidated statements of income within salaries and employee benefits. Gains from the former equity investment in CHC were reported on the consolidated statements of income within remeasurement gain of equity interest in CHC. The tax effect of these realized gains and losses, if any, are included in provision for income taxes, and the after tax amount is included in the net income.

NOTE 20. Regulatory matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the agencies that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Company and the Bank became subject to new capital regulations adopted by the FRB and the OCC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses to executive officers and similar employees.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Company and the Bank have elected to permanently opt out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

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

As of December 31, 2015, the Company and the Bank met each of their capital requirements and the most recent notification from the OCC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below as of December 31, :

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$117,270	8.03%	$58,380	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	117,270	11.34	62,029	6.0	N/A	N/A
Total Risk-Based Capital	126,352	12.22	82,705	8.0	N/A	N/A
Common Equity Tier 1 Capital	97,270	9.41	46,521	4.5	N/A	N/A

Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$131,586	9.02%	$58,346	4.0%	$72,933	5.0%
Tier 1 Risk-Based Capital	131,586	12.74	61,976	6.0	82,635	8.0
Total Risk-Based Capital	140,668	13.62	82,635	8.0	103,294	10.0
Common Equity Tier 1 Capital	131,586	12.74	46,482	4.5	67,141	6.5

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Lake Sunapee Bank, fsb:
Total Capital to Risk Weighted Assets	$131,597	13.28%	$79,283	8.0%	$99,103	10.0%
Tier 1 Capital to Risk Weighted Assets	122,161	12.33	39,641	4.0	59,462	6.0
Tier 1 Capital to Total Assets	122,161	8.43	57,937	4.0	72,421	5.0

The following is a reconcilement of the Bank’s total equity, included in the consolidated balance sheet, to the regulatory capital ratios disclosed in the table above:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Tier 1 Capital	Total Capital	Tier 1 Capital	Total Capital
Total stockholders’ equity	$170,936	$170,936	$172,730	$172,730
Accumulated other comprehensive loss	3,850	3,850	3,339	3,339
Allowable allowance for loan losses	—	9,064	—	9,436
Goodwill and intangible assets	(43,200)	(43,200)	(53,908)	(53,908)
Unrealized gains on equity exposures	—	18	—	—

Totals	$131,586	$140,668	$122,161	$131,597

NOTE 21. Preferred stock:

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

On December 29, 2014, the Company redeemed $15.0 million of the outstanding preferred securities issued under the U.S. Treasury’s SBLF program. The redemption was funded with the proceeds of the $17.0 million private placement of subordinated notes, which the Company completed in October 2014, as described in Note 2. At December 31, 2014, $8.0 million of preferred securities were outstanding under the SBLF program.

On December 3, 2015, the Company redeemed the remaining $8.0 million of the outstanding preferred securities issued under the U.S. Treasury’s SBLF program. The redemption was funded from a dividend from the Bank to the Company.

NOTE 22. Financial instruments:

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2015 and 2014, the maximum potential amount of the Company’s obligation was $1.1 million for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial liabilities with off-balance sheet credit risk are as follows as of December 31:

(Dollars in thousands)	2015	2014
Commitments to extend credit	$27,421	$25,503

Letters of credit	$1,074	$1,146

Lines of credit	$109,127	$119,901

Unadvanced portion of construction loans	$6,358	$12,560

NOTE 23. Goodwill and intangible assets:

The following table represents the Company’s goodwill and intangible assets by related acquisition at December 31, 2015:

(Dollars in thousands)	Goodwill	Intangible Assets	Goodwill and Intangible Assets
Landmark Bank	$2,472	$—	$2,472
New London Trust	9,668	—	9,668
First Brandon	7,503	83	7,586
First Community	7,651	45	7,696
McCrillis & Eldredge	1,356	336	1,692
The Nashua Bank	6,786	1,062	7,848
Charter Holding Corporation	4,760	2,915	7,675
Central Financial Corporation	4,380	3,381	7,761

Total	$44,576	$7,822	$52,398

The Company evaluated its goodwill and intangible assets as of December 31, 2015 and 2014 and found no impairment.

A summary of acquired amortizing intangible assets is as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015:
Core deposit intangible—First Brandon	$2,476	$2,393	$83
Core deposit intangible—First Community	992	947	45
Customer list intangible—McCrillis & Eldredge	629	293	336
Core deposit intangible—The Nashua Bank	2,086	1,024	1,062
Customer list intangible—Charter Holding Corporation	4,036	1,121	2,915
Core deposit intangible—Central Financial Corporation	4,568	1,187	3,381

Total	$14,787	$6,965	$7,822

December 31, 2014:
Core deposit intangible—First Brandon	$2,476	$2,285	$191
Core deposit intangible—First Community	992	897	95
Customer list intangible—McCrillis & Eldredge	629	231	398
Core deposit intangible—The Nashua Bank	2,086	720	1,366
Customer list intangible—Charter Holding Corporation	4,036	662	3,374
Core deposit intangible—Central Financial Corporation	4,568	660	3,908

Total	$14,787	$5,455	$9,332

Aggregate amortization expense for core deposit intangibles was $989 thousand in 2015, $1.1 million in 2014 and $759 thousand in 2013. Amortization for core deposit intangibles is being calculated on the sum-of-the-years digits method over periods ranging from ten through fifteen years. Aggregate amortization expense for customer list intangibles was $521 thousand in 2015, $561 thousand in 2014 and $241 thousand in 2013. Amortization for customer list intangibles is being calculated on the sum-of-the-years digits method over 15 years.

Estimated amortization expense for each of the five years succeeding 2015 is as follows:

(Dollars in thousands)
2016	$1,332
2017	1,154
2018	1,007
2019	892
2020	777

NOTE 24. Operating Segments:

The Company has two reportable operating segments: Banking, which includes the activities of the Bank and its subsidiaries, excluding CHC, and Wealth Management, which includes the activities of CHC and its subsidiaries. Lake Sunapee Bank Group operates as the parent company of the Bank and its subsidiaries and all financial activity between them is eliminated.

The accounting policies of each reportable segment are the same as those of the Company. Income tax expense for the individual segments is calculated based on the activity of the segments. CHC was acquired on September 4, 2013 and did not meet the requirements for disclosure of a reportable segment for the year ended December 31, 2013.

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2015
Net interest and dividend income (expense)	$43,094	$17	$(1,847)	$—	$41,264
Provision for loan losses	1,056	—	—	—	1,056
Non-interest income	10,686	8,449	10,715	(11,226)	18,624
Non-interest expense	38,284	7,017	904	—	46,205

Income before provision for income taxes	14,440	1,449	7,964	(11,226)	12,627
Provision (benefit) for income taxes	4,126	537	(1,065)	—	3,598

Net income	$10,314	$912	$9,029	$(11,226)	$9,029

Total Assets	$1,518,244	$22,858	$174,789	$(197,370)	$1,518,521

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Year Ended December 31, 2014
Net interest and dividend income (expense)	$42,757	$7	$(835)	$—	$41,929
Provision for loan losses	905	—	—	—	905
Non-interest income	10,810	8,416	6,993	(6,993)	19,226
Non-interest expense	38,865	7,035	746	—	46,646

Income before provision for income taxes	13,797	1,388	5,412	(6,993)	13,604
Provision (benefit) for income taxes	3,704	488	(628)	—	3,564

Net income	$10,093	$900	$6,040	$(6,993)	$10,040

Total Assets	$1,480,357	$18,325	$177,837	$(172,733)	$1,503,786

NOTE 25. Condensed parent company only financial statements:

The following are condensed balance sheets, statements of income and cash flows for Lake Sunapee Bank Group (“Parent Company Only”) as of and for the years ended December 31:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2015	2014
ASSETS
Cash	$1,679	$3,079
Investment in subsidiary, Lake Sunapee Bank	170,936	172,730
Investment in affiliate, NHTB Capital Trust II	310	310
Investment in affiliate, NHTB Capital Trust III	310	310
Deferred expenses	747	818
Advances to Lake Sunapee Bank	91	68
Other assets	716	522

Total assets	$174,789	$177,837

LIABILITIES
Subordinated debentures	$37,620	$37,620
Other liabilities	461	381

Total liabilities	38,081	38,001
STOCKHOLDERS’ EQUITY
Stockholders’ equity	136,708	139,836

Total liabilities and stockholders’ equity	$174,789	$177,837

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2015	2014	2013
Dividends from subsidiary, Lake Sunapee Bank	$12,000	$4,000	$4,000
Dividends from subsidiaries, NHTB Capital Trust II and III	20	20	19
Interest expense on subordinated debentures	1,867	855	806
Net operating income (loss) including tax benefit	161	(118)	(796)

Income before equity in undistributed earnings of subsidiaries	10,314	3,047	2,417
Equity in undistributed earnings of subsidiaries(1)	(1,285)	6,993	5,997

Net income	$9,029	$10,040	$8,414

(1)	In 2015 distributions of $12 million were made from the Bank to Lake Sunapee Bank Group which exceeded the current year earnings of subsidiaries.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$9,029	$10,040	$8,414
Decrease (increase) in other assets	28	31	(16)
Increase (decrease) in accrued interest payable and other liabilities	80	164	(397)
Increase in taxes receivable	(150)	(113)	(87)
Deferred tax benefit	(36)	(11)	(11)
Tax benefit for stock options and awards	(38)	(2)	(30)
Amortization of deferred expenses relating to issuance of capital securities and subordinated debentures	71	20	11
Stock award expense	157	165	103
Equity in undistributed earnings of subsidiaries	1,285	(6,993)	(5,997)

Net cash provided by operating activities	10,426	3,301	1,990

Cash flows from investing activities:
Investment in subsidiary, Lake Sunapee Bank	—	3	(15,884)
Net change in advances to subsidiary, Lake Sunapee Bank	(23)	(40)	45

Net cash used in investing activities	(23)	(37)	(15,839)

Cash flows from financing activities:
Proceeds from exercise of stock options	530	92	514
Forfeiture of stock options	(28)	—	—
Issuance of subordinated debt, net of issuance costs	—	16,380	—
Issuance of common stock through dividend reinvestment plan contributions	61	109	202
Redemption of preferred stock	(8,000)	(15,000)	—
Acquisition of Central Financial Corporation	—	—	15,985
Tax benefit for stock options and awards	38	2	30
Dividends paid on preferred stock	(74)	(230)	(316)
Dividends paid on common stock	(4,330)	(4,127)	(3,684)

Net cash (used in) provided by financing activities	(11,803)	(2,774)	12,731

Net (decrease) increase in cash	(1,400)	490	(1,118)
Cash, beginning of year	3,079	2,589	3,707

Cash, end of year	$1,679	$3,079	$2,589

The parent company only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and are therefore not reprinted here.

NOTE 26. Quarterly Results of Operations (UNAUDITED)

Summarized quarterly financial data for 2015 and 2014 follows:

	(In thousands, except earnings per share) 2015 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$12,056	$11,883	$12,082	$12,112
Interest expense	1,823	1,717	1,639	1,690

Net interest and dividend income	10,233	10,166	10,443	10,422
Provision for loan losses	205	215	21	615
Noninterest income	4,757	5,064	4,386	4,417
Noninterest expense	11,414	11,518	11,756	11,517

Income before income taxes	3,371	3,497	3,052	2,707
Income tax expense	1,068	1,079	905	546

Net income	$2,303	$2,418	$2,147	$2,161

Net income available to common stockholders	$2,283	$2,398	$2,127	$2,123

Basic earnings per common share	$0.28	$0.29	$0.25	$0.26

Earnings per common share, assuming dilution	$0.28	$0.29	$0.25	$0.26

	(In thousands, except earnings per share) 2014 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$11,880	$12,254	$12,319	$12,275
Interest expense	1,627	1,591	1,689	1,892

Net interest and dividend income	10,253	10,663	10,630	10,383
Provision for loan losses	—	709	27	169
Noninterest income	4,382	5,072	4,868	4,904
Noninterest expense	11,593	11,690	11,458	11,905

Income before income taxes	3,042	3,336	4,013	3,213
Income tax expense	899	994	1,309	362

Net income	$2,143	$2,342	$2,704	$2,851

Net income available to common stockholders	$2,085	$2,284	$2,646	$2,795

Basic earnings per common share	$0.25	$0.28	$0.32	$0.34

Earnings per common share, assuming dilution	$0.25	$0.28	$0.32	$0.34

NOTE 27. Subsequent Events

On January 11, 2016, the Company declared a regular quarterly cash dividend of $0.14 per share, payable January 29, 2016 to stockholders of record as of January 25, 2016.

NOTE 28. Reclassification

Certain amounts in the prior years have been reclassified to be consistent with the current year’s statement presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lake Sunapee Bank Group

By:	/s/ Stephen R. Theroux	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2016.

Name	Title

/s/ Stephen W. Ensign Stephen W. Ensign	Executive Chairman of the Board

/s/ Stephen R. Theroux Stephen R. Theroux	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Laura Jacobi Laura Jacobi	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Leonard R. Cashman Leonard R. Cashman	Director

/s/ Steven H. Dimick Steven H. Dimick	Director

/s/ Catherine A. Feeney Catherine A. Feeney	Director

/s/ Stephen J. Frasca Stephen J. Frasca	Director

Name	Title

/s/ William C. Horn William C. Horn	Director

/s/ Peter R. Lovely Peter R. Lovely	Director

/s/ Jack H. Nelson Jack H. Nelson	Director

/s/ John P. Stabile II John P. Stabile II	Director

/s/ Joseph B. Willey Joseph B. Willey	Director

Exhibit Index

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated February 15, 2013, by and between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

2.2	Amendment to Purchase and Sale Agreement, dated March 21, 2013, between Lake Sunapee Bank, fsb, and Meredith Village Savings Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013).

2.3	Agreement and Plan of Merger, dated April 3, 2013, by and between the Company and Central Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2013).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture issued by the Company to U.S. Bank National Association dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to LSBG’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

Exhibit No.	Description

10.1	Guarantee Agreement by and between the Company and U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

10.2	Guarantee Agreement by and between the Company and U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

10.3	Subordinated Note Purchase Agreement by and among the Company and the noteholders named therein, dated October 29, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

10.4*	The Company’s 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2004).

10.5*	The Company’s 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.6*	Form of Incentive Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.7*	Form of Non-Qualified Stock Option Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.8*	Form of Restricted Stock Agreement under the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014).

10.9*	Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2015).

10.10*	Amended and Restated Supplemental Executive Retirement Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on December 14, 2005).

10.11*	Amendment to the Supplemental Executive Retirement Plan of the Company, effective as of March 9, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with SEC on March 14, 2006).

10.12*	Amendment to the Supplemental Executive Retirement Plan of the Company, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.13*	Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008).

10.14*	Executive Salary Continuation Agreement between the Bank and Stephen R. Theroux (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2012).

10.15*	Executive Salary Continuation Agreement between the Bank and Laura Jacobi (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.16	Small Business Lending Fund—Securities Purchase Agreement, dated as of August 25, 2011, between the Company and Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2011).

Exhibit No.	Description

10.17	First Amendment to Securities Purchase Agreement, dated March 20, 2013, between the Company and Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.18*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Bank and Stephen R. Theroux (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.19*	Amended and Restated Employment Agreement, effective June 1, 2012, by and between the Company and Stephen R. Theroux (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.20*	Form of One-Year Change of Control Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012).

10.21*	Consulting Services Letter Agreement by and between the Company, the Bank and Stephen W. Ensign, dated February 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

10.22*	Three-Year Change of Control Agreement by and between the Company, the Bank and William J. McIver, dated February 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

16.1	Letter, dated August 17, 2015, from Shatswell, MacLeod & Company, P.C. to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2015).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014).

23.1	Consent of Baker Newman and Noyes, LLC

23.2	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.