Form 10-Q
period 2016-03-31
Lake Sunapee Bank Group
filed 2016-05-10
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 3, 2016 was 8,381,713.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share data)	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$17,760	$16,426
Interest-bearing deposit with the Federal Reserve Bank	20,907	26,140

Cash and cash equivalents	38,667	42,566
Securities available-for-sale	170,290	120,198
Federal Home Loan Bank stock	12,203	9,963
Loans held-for-sale	1,244	2,188
Loans receivable, net of allowance for loan losses of $8.7 million as of March 31, 2016 and $8.9 million as of December 31, 2015	1,212,187	1,217,461
Accrued interest receivable	3,664	2,431
Bank premises and equipment, net	24,870	24,421
Investments in real estate	3,355	3,392
Other real estate owned	799	904
Goodwill	44,576	44,576
Other intangible assets	7,476	7,822
Bank-owned life insurance	31,061	30,833
Other assets	12,839	11,019

Total assets	$1,563,231	$1,517,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$121,870	$127,428
Interest-bearing	1,019,616	1,029,924

Total deposits	1,141,486	1,157,352
Federal Home Loan Bank advances	203,350	150,000
Securities sold under agreements to repurchase	20,259	17,957
Subordinated debentures	36,891	36,873
Accrued expenses and other liabilities	21,564	18,884

Total liabilities	1,423,550	1,381,066

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,816,042 shares issued and 8,381,713 shares outstanding at March 31, 2016, and 30,000,000 shares authorized, 8,811,170 shares issued and 8,376,841 shares outstanding at December 31, 2015	88	88
Paid-in capital	80,316	80,252
Retained earnings	69,640	68,344
Unearned restricted stock awards	(1,363)	(1,375)
Accumulated other comprehensive loss	(2,249)	(3,850)
Treasury stock, 434,329 shares as of March 31, 2016 and December 31, 2015, at cost	(6,751)	(6,751)

Total stockholders’ equity	139,681	136,708

Total liabilities and stockholders’ equity	$1,563,231	$1,517,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,	March 31,
(In thousands, except share and per share data)	2016	2015
Interest and dividend income
Interest and fees on loans	$11,526	$11,590
Interest on debt securities:
Taxable	705	313
Tax-exempt	83	86
Dividends	85	48
Other	23	19

Total interest and dividend income	12,422	12,056

Interest expense
Interest on deposits	932	1,066
Interest on advances and other borrowed money	425	281
Interest on debentures	477	461
Interest on securities sold under agreements to repurchase	25	15

Total interest expense	1,859	1,823

Net interest and dividend income	10,563	10,233
Provision for loan losses	111	205

Net interest and dividend income after provision for loan losses	10,452	10,028

Noninterest income
Customer service fees	1,416	1,374
Gain on sales of securities, net	—	373
Mortgage banking activities	112	128
Net loss on sales and writedowns of other real estate and property owned	(15)	(3)
Rental income	168	169
Trust and investment management fee income	2,052	2,043
Insurance and brokerage service income	537	523
Bank-owned life insurance income	219	146
Other income	92	3

Total noninterest income	4,581	4,756

Noninterest expense
Salaries and employee benefits	6,221	6,035
Occupancy and equipment	1,502	1,681
Advertising and promotion	142	169
Depositors’ insurance	238	238
Outside services	633	592
Professional services	295	282
ATM processing fees	188	188
Supplies	148	110
Telephone	271	269
Amortization of intangible assets	346	390
Other expenses	1,558	1,459

Total noninterest expense	11,542	11,413

Income before provision for income taxes	3,491	3,371
Provision for income taxes	1,022	1,068

Net income	$2,469	$2,303

Net income available to common stockholders	$2,441	$2,283

Earnings per common share, basic	$0.29	$0.28

Weighted average number of shares, basic	8,286,289	8,261,383
Earnings per common share, assuming dilution	$0.29	$0.28

Weighted average number of shares, assuming dilution	8,290,984	8,275,690
Dividends declared per common share	$0.14	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2016	2015
Net income	$2,469	$2,303
Net change in unrealized loss on available-for-sale securities, net of tax effect	1,601	244

Comprehensive income	$4,070	$2,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Loss	Treasury Stock	Total
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$—	8,692,360	$87	$86,561	$63,876	$(598)	$(3,339)	$(6,751)	$139,836
Net income						2,303				2,303
Other comprehensive income								244		244
Exercise of stock options (cashless exchanges shown net)			3,014		28					28
Dividend reinvestment plan			3,233		45					45
Dividends declared—preferred stock						(20)				(20)
Dividends paid—common stock ($0.13 per share)						(1,075)				(1,075)
Vesting of restricted stock awards							12			12

Balance at March 31, 2015	8,000	$—	8,698,607	$87	$86,634	$65,084	$(586)	$(3,095)	$(6,751)	$141,373

Balance at December 31, 2015	—	$—	8,811,170	$88	$80,252	$68,344	$(1,375)	$(3,850)	$(6,751)	$136,708
Net income						2,469				2,469
Other comprehensive loss								1,601		1,601
Dividend reinvestment plan			4,872		64					64
Dividends paid—common stock ($0.14 per share)						(1,173)				(1,173)
Vesting of restricted stock awards							12			12

Balance at March 31, 2016	—	$—	8,816,042	$88	$80,316	$69,640	$(1,363)	$(2,249)	$(6,751)	$139,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,469	$2,303
Depreciation and amortization	634	607
Amortization of fair value adjustments, net	40	67
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	18	18
Amortization of securities, net	69	74
Net decrease in mortgage servicing rights	264	238
Loans originated for sale	(10,193)	(20,931)
Proceeds from loans sold	11,247	18,954
Increase in cash surrender value of life insurance	(228)	(155)
Amortization of intangible assets	346	390
Provision for loan losses	111	205
Increase in accrued interest receivable and other assets	(3,361)	(256)
Net (gain) loss on sales of premises, equipment, investment in real estate, other real estate owned and other assets	(3)	3
Write-down of other real estate owned	18	—
Net gain on sales of securities	—	(373)
Net gain on sales of loans	(110)	(180)
Change in deferred loan origination fees and cost, net	(2)	48
Increase in accrued expenses and other liabilities	1,642	3,563

Net cash provided by operating activities	2,961	4,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	—	(4)
Capital expenditures – premises and equipment	(1,002)	(587)
Proceeds from sales and calls of securities available-for-sale	362	35,555
Proceeds from maturities of securities available-for-sale	2,357	45,993
Purchases of securities available-for-sale	(50,229)	(81,309)
Purchase of Federal Home Loan Bank stock	(2,240)	—
Loan originations and principal collections, net	5,008	13,394
Recoveries of loans previously charged off	105	62
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	90	53

Net cash (used in) provided by investing activities	(45,549)	13,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, savings and NOW accounts	(37,668)	401
Net increase (decrease) in time deposits	21,814	(21,878)
Net increase (decrease) in securities sold under agreements to repurchase	2,302	(551)
Net increase (decrease) in short-term advances from Federal Home Loan Bank	33,000	(10,000)
Principal advances from Federal Home Loan Bank	20,350	20,000
Repayment of advances from the Federal Home Loan Bank	—	(10,000)
Issuance of common stock from dividend reinvestment plan	19	9
Dividends paid on preferred stock	—	(20)
Dividends paid on common stock	(1,128)	(1,039)
Proceeds from exercise of stock options	—	28

Net cash provided by (used in) financing activities	38,689	(23,050)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,899)	(5,318)
CASH AND CASH EQUIVALENTS, beginning of period	42,566	51,120

CASH AND CASH EQUIVALENTS, end of period	$38,667	$45,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,792	$1,861

Income taxes paid	$220	$127

Loans transferred to other real estate owned	$—	$412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Nature of Operations

Lake Sunapee Bank Group (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corporation (“LSFS”); Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company’s operations are managed along three reportable segments that represent its core businesses: Banking, Wealth Management and the Holding Company. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and its subsidiary, Charter Trust Company (“Charter Trust”). The Company, through its direct and indirect subsidiaries, currently operates 26 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 14 locations in Vermont in Orange, Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill and other intangible assets for impairment, other-than-temporary impairment of securities and income taxes.

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

Effective as of March 31, 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The guidance requires the Company to report debt issuance costs, less amortization, net against the outstanding principal balance of the related debt. The guidance was adopted on a retrospective basis. Debt issuance costs which were reported in previous periods in other assets have been reclassified against subordinated debentures reducing the reported outstanding principal.

Note C—Impact of New Accounting Standards

In May 2014 and August 2015, respectively, the FASB issued ASU 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The amendments in this update make targeted improvements to GAAP as follows:

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, “Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” The objective of this ASU is to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including when the economic characteristics and risk of the embedded derivatives are not clearly and closely related to the economic characteristics and risk of the host contract. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within the fiscal year beginning after December 15, 2018. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and related retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations.” This ASU clarifies the implementation guidance on principal versus agent considerations but does not change the core principles of the guidance in Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing ASUs 2014-09, 2015-14 and 2016-08 to determine if they will have an impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several areas of accounting for share-based compensation including accounting for income taxes, forfeitures and classification of excess tax benefits and employee taxes paid. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU is expected to reduce the cost and complexity of identifying performance obligations and licensing as well as providing additional guidance on when to recognize revenue for a sales-based or usage-based royalty promised in exchange for a license. The amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is not yet effective. For public entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing ASUs 2014-09, 2015-14, 2016-08 and 2016-10 to determine if they will have an impact on its consolidated financial statements.

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

The Company’s investments in mortgage-backed securities, asset-backed securities, preferred stock with maturities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

Mortgage Servicing Rights. The fair value of servicing rights is estimated using a present value cash flow model. Assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

The following summarizes assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$35,192	$—	$35,192	$—
U.S. government-sponsored enterprise bonds	7,277	—	7,277	—
Mortgage-backed securities	78,130	—	78,130	—
Municipal bonds	8,027	—	8,027	—
Other bonds and debentures	41,367	—	41,367	—
Equity securities	297	297	—	—
Interest rate lock commitments	104	—	—	104

Totals	$170,394	$297	$169,993	$104

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$34,939	$—	$34,939	$—
U.S. government-sponsored enterprise bonds	7,211	—	7,211	—
Mortgage-backed securities	69,334	—	69,334	—
Municipal bonds	8,304	—	8,304	—
Other bonds and debentures	112	—	112	—
Equity securities	298	298	—	—
Interest rate lock commitments	32	—	—	32

Totals	$120,230	$298	$119,900	$32

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$121	$—	$—	$121

	$121	$—	$—	$121

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$14	$—	$—	$14

	$14	$—	$—	$14

The following table presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the periods indicated:

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended March 31, 2016
Balance as of December 31, 2015	$(14)	$32
Realized (loss) gain recognized in non-interest income	(107)	104
Transfers to loans held for sale	—	(32)

Balance as of March 31, 2016	$(121)	$104

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended March 31, 2015
Balance as of December 31, 2014	$—	$—
Realized (loss) gain recognized in non-interest income	(128)	128
Transfers to loans held for sale	—	—

Balance as of March 31, 2015	$(128)	$128

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,575	$—	$—	$1,575
Mortgage servicing rights	2,177	—	—	2,177
Other real estate owned	799	—	—	799

	$4,551	$—	$—	$4,551

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$5,905	$—	$—	$5,905
Mortgage servicing rights	2,441			2,441
Other real estate owned	904	—	—	904

	$9,250	$—	$—	$9,250

There were no loans with a specific reserve measured for impairment using the fair value of the underlying collateral at March 31, 2016 and December 31, 2015. Collateral dependent loans are valued using third-party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses, which represents an unobservable input. Impaired loans measured for impairment using the net present value of cash flows had a recorded investment of $1.8 million with a valuation allowance of $229 thousand at March 31, 2016. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2015, impaired loans measured using the net present value of cash flows had a recorded investment of $6.3 million with a valuation allowance of $386 thousand.

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) March 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$38,667	$38,667	$—	$—	$38,667
Securities available-for-sale	170,290	297	169,993	—	170,290
Federal Home Loan Bank stock	12,203	12,203	—	—	12,203
Loans held-for-sale	1,244	—	1,262	—	1,262
Loans, net	1,212,187	—	—	1,218,958	1,218,958
Investment in unconsolidated subsidiaries	620	—	—	492	492
Accrued interest receivable	3,664	3,664	—	—	3,664
Interest rate lock commitments	104	—	—	104	104
Financial liabilities:
Deposits	1,141,486	—	1,142,798	—	1,142,798
Federal Home Loan Bank advances	203,350	—	204,347	—	204,347
Securities sold under agreements to repurchase	20,259	20,259	—	—	20,259
Subordinated debentures	36,891	—	—	33,291	33,291
Forward loan sale commitments	121	—	—	121	121

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands) December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$42,566	$42,566	$—	$—	$42,566
Securities available-for-sale	120,198	298	119,900	—	120,198
Federal Home Loan Bank stock	9,963	9,963	—	—	9,963
Loans held-for-sale	2,188	—	2,202	—	2,202
Loans, net	1,217,461	—	—	1,215,166	1,215,166
Investment in unconsolidated subsidiaries	620	—	—	349	349
Accrued interest receivable	2,431	2,431	—	—	2,431
Interest rate lock commitments	32	—	—	32	32
Financial liabilities:
Deposits	1,157,352	—	1,157,080	—	1,157,080
Federal Home Loan Bank advances	150,000	—	150,312	—	150,312
Securities sold under agreements to repurchase	17,957	17,957	—	—	17,957
Subordinated debentures	36,873	—	—	27,983	27,983
Forward loan sale commitments	14	—	—	14	14

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2016 or during the 12-month period ended December 31, 2015.

Note E—Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost basis of securities available-for-sale and their approximate fair values at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands) March 31, 2016	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$35,257	$—	$65	$35,192
U.S. government-sponsored enterprise bonds	7,290	1	14	7,277
Mortgage-backed securities	77,833	395	98	78,130
Municipal bonds	8,045	82	100	8,027
Other bonds and debentures	40,298	1,074	5	41,367
Equity securities	258	48	9	297

Total available-for-sale	$168,981	$1,600	$291	$170,290

(Dollars in thousands) December 31, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$35,282	$—	$343	$34,939
U.S. government-sponsored enterprise bonds	7,305	1	95	7,211
Mortgage-backed securities	70,169	14	849	69,334
Municipal bonds	8,418	34	148	8,304
Other bonds and debentures	108	4	—	112
Equity securities	258	49	9	298

Total available-for-sale	$121,540	$102	$1,444	$120,198

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of March 31, 2016:

(Dollars in thousands)	Fair Value
Other bonds and debentures	$80

Total due in less than one year	$80

U.S. Treasury notes	$35,192
U.S. government-sponsored enterprise bonds	6,990
Municipal bonds	6,082

Total due after one year through five years	$48,264

U.S. government-sponsored enterprise bonds	$131
Municipal bonds	735
Other bonds and debentures	41,267

Total due after five years through ten years	$42,133

U.S. government-sponsored enterprise bonds	$156
Municipal bonds	1,210
Other bonds and debentures	20

Total due after ten years	$1,386

For the three months ended March 31, 2016 there were no sales of securities available-for-sale. For the three months ended March 31, 2015, the proceeds from sales of securities available-for-sale were $35.6 million. Gross gains of $373 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $148 thousand. Securities, carried at $117.7 million and $119.8 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of March 31, 2016 and December 31, 2015, respectively.

Note F—Other-Than-Temporary Impairment Losses

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of the dates indicated:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:
Bonds and notes—
U.S. Treasury notes	$24,963	$52	$10,229	$13	$35,192	$65
U.S. Government-sponsored enterprise bonds	2,992	9	156	5	3,148	14
Mortgage-backed securities	5,214	15	11,148	83	16,362	98
Municipal bonds	—	—	2,785	100	2,785	100
Other bonds and debentures	80	5	—	—	80	5
Equity securities	55	9	—	—	55	9

Total temporarily impaired securities	$33,304	$90	$24,318	$201	$57,622	$291

December 31, 2015:
Bonds and notes—
U.S. Treasury notes	$24,817	$199	$10,122	$144	$34,939	$343
U.S. Government-sponsored enterprise bonds	2,967	33	4,101	62	7,068	95
Mortgage-backed securities	56,351	592	11,681	257	68,032	849
Municipal bonds	1,420	38	2,208	110	3,628	148
Equity securities	53	9	—	—	53	9

Total temporarily impaired securities	$85,608	$871	$28,112	$573	$113,720	$1,444

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2016 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and debentures and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and the Company does not believe the losses relate to credit quality of the issuers. The Company has the ability and intent to hold these investments until a recovery of cost basis.

Note G—Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2016
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$604,360	$40,561	$644,921
Home equity	66,755	5,307	72,062
Commercial	272,322	61,930	334,252
Construction	20,301	1,238	21,539

	963,738	109,036	1,072,774
Commercial and municipal loans	128,980	8,838	137,818
Consumer loans	5,060	970	6,030

Total loans	1,097,778	118,844	1,216,622
Allowance for loan losses	(8,423)	(272)	(8,695)
Deferred loan origination costs, net	4,260	—	4,260

Loans receivable, net	$1,093,615	$118,572	$1,212,187

	December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$600,763	$41,895	$642,658
Home equity	66,708	5,547	72,255
Commercial	259,834	63,434	323,268
Construction	33,663	1,255	34,918

	960,968	112,131	1,073,099
Commercial and municipal loans	133,596	8,925	142,521
Consumer loans	5,411	1,077	6,488

Total loans	1,099,975	122,133	1,222,108
Allowance for loan losses	(8,607)	(298)	(8,905)
Deferred loan origination costs, net	4,258	—	4,258

Loans receivable, net	$1,095,626	$121,835	$1,217,461

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) March 31, 2016	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2015	$4,197	$2,884	$197	$1,199	$68	$62	$8,607
Charge-offs	(74)	(243)	—	(20)	(88)	—	(425)
Recoveries	7	—	—	10	67	—	84
Provision (benefit)	238	163	(93)	(225)	11	63	157

Ending balance, March 31, 2016	$4,368	$2,804	$104	$964	$58	$125	$8,423

Acquired:
Beginning balance, December 31, 2015	$63	$190	$21	$24	$—	$—	$298
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	19	—	—	1	1	—	21
(Benefit) provision	(57)	22	(4)	(7)	—	—	(46)

Ending balance, March 31, 2016	$25	$212	$17	$18	$—	$—	$272

Originated:
Individually evaluated for impairment	$117	$111	$—	$—	$—	$—	$228
Collectively evaluated for impairment	4,251	2,693	104	964	58	125	8,195
Acquired:
Discounts related to credit quality	25	212	17	18	—	—	272

Total allowance for loan losses ending balance, March 31, 2016	$4,393	$3,016	$121	$982	$58	$125	$8,695

Loans:
Originated:
Individually evaluated for impairment	$5,320	$4,528	$437	$184	$—	$—	$10,469
Collectively evaluated for impairment	665,795	267,794	19,864	128,796	5,060	—	1,087,309
Acquired loans (Discounts related to Credit Quality)	45,868	61,930	1,238	8,838	970	—	118,844

Total loans ending balance, March 31, 2016	$716,983	$334,252	$21,539	$137,818	$6,030	$—	$1,216,622

	Real Estate
(Dollars in thousands) March 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(135)	—	—	(247)	(66)	—	(448)
Recoveries	5	—	—	6	51	—	62
(Benefit) provision	(52)	(392)	113	151	5	380	205

Ending balance, March 31, 2015	$4,581	$2,332	$1,104	$545	$76	$450	$9,088

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, March 31, 2015	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$150	$3	$—	$—	$—	$—	$153
Collectively evaluated for impairment	4,431	2,329	1,104	545	76	450	8,935
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, March 31, 2015	$4,581	$2,332	$1,104	$545	$76	$450	$9,088

Loans:
Originated:
Individually evaluated for impairment	$5,722	$5,613	$455	$661	$—	$—	$12,451
Collectively evaluated for impairment	638,762	235,686	37,981	120,110	6,790	—	1,039,329
Acquired loans (Discounts related to Credit Quality)	59,543	71,226	1,425	12,257	1,513	—	145,964

Total loans ending balance, March 31, 2015	$704,027	$312,525	$39,861	$133,028	$8,303	$—	$1,197,744

	Real Estate
(Dollars in thousands) December 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Individually evaluated for impairment	$200	$133	$15	$7	$—	$—	$355
Collectively evaluated for impairment	3,997	2,751	182	1,192	68	62	8,252
Acquired loans (Discounts related to Credit Quality)	63	190	21	24	—	—	298

Total allowance for loan losses ending balance, December 31, 2015	$4,260	$3,074	$218	$1,223	$68	$62	$8,905

Loans:
Originated:
Individually evaluated for impairment	$6,707	$5,078	$442	$732	$—	$—	$12,959
Collectively evaluated for impairment	660,764	254,756	33,221	132,864	5,411	—	1,087,016
Acquired loans (Discounts related to Credit Quality)	47,442	63,434	1,255	8,925	1,077	—	122,133

Total loans ending balance, December 31, 2015	$714,913	$323,268	$34,918	$142,521	$6,488	$—	$1,222,108

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	March 31, 2016
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$3,984	$149	$815	$4,948	$2,121
Home equity	15	—	125	140	131
Commercial	90	591	960	1,641	2,323
Construction	—	—	—	—	—
Commercial and municipal	37	59	90	186	106
Consumer (including credit card)	26	—	—	26	—

Total	$4,152	$799	$1,990	$6,941	$4,681

Acquired:
Real estate:
Conventional	$1,087	$94	$178	$1,359	$190
Home equity	42	—	—	42	—
Commercial	381	—	617	998	617
Construction	—	—	—	—	—
Commercial and municipal	62	—	—	62	—
Consumer (including credit card)	19	—	—	19	—

Total	$1,591	$94	$795	$2,480	$807

	December 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$1,644	$1,309	$1,454	$4,407	$2,310
Home equity	180	—	166	346	166
Commercial	1,028	482	309	1,819	1,565
Construction	24	—	—	24	—
Commercial and municipal	89	50	584	723	584
Consumer (including credit card)	16	7	—	23	—

Total	$2,981	$1,848	$2,513	$7,342	$4,625

Acquired:
Real estate:
Conventional	$514	$238	$654	$1,406	$707
Home equity	12	—	17	29	17
Commercial	386	—	677	1,063	677
Construction	—	—	—	—	—
Commercial and municipal	5	—	—	5	—
Consumer (including credit card)	6	12	—	18	—

Total	$923	$250	$1,348	$2,521	$1,401

There were no loans past due 90 days or more and still accruing as of March 31, 2016 and December 31, 2015.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of March 31, 2016 and December 31, 2015 based on payment performance status:

	March 31, 2016
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,273	$2,737	$437	$92	$6,539
Non-performing	1,318	383	—	16	1,717

Total	$4,591	$3,120	$437	$108	$8,256

	December 31, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,506	$2,836	$442	$149	$6,933
Non-performing	1,160	285	—	—	1,445

Total	$4,666	$3,121	$442	$149	$8,378

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the three month periods ended March 31, 2016 and 2015, certain loan modifications were executed that constituted TDRs. All of these modifications included one or a combination of the following: (1) an extension of the maturity date; (2) reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the three months ended March 31, 2016:

(Dollars in thousands)	Interest Rate	Combination of Interest Only Payments and Maturity	Total
Real estate:
Commercial	$45	$193	$238

Total TDRs	$45	$193	$238

The following table presents pre-modification balance information on how loans were modified as TDRs during the three months ended March 31, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Total
Real estate:
Conventional	$80	$160	$243	$—	$483
Commercial and municipal	—	—	—	7	7

Total TDRs	$80	$160	$243	$7	$490

The following table summarizes TDRs that occurred during the periods indicated:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2016:
Troubled Debt Restructurings:
Real estate:
Commercial	2	$238	$238

	2	$238	$238

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2015:
Troubled Debt Restructurings:
Real estate:
Conventional	3	$483	$483
Commercial and municipal	1	7	7

	4	$490	$490

At March 31, 2016, there were no specific loan loss reserves related to TDRs that occurred during the three-month period ended March 31, 2016. There were no TDRs for which there was a payment default during the three-month period ended March 31, 2016, which occurred within 12 months following the date of the loan debt restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of March 31, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
With no related allowance recorded:
Real estate:
Conventional	$4,356	$5,107	$—
Home equity	148	242	—
Commercial	3,595	4,314	—
Construction	437	471	—
Commercial and municipal	129	131	—

Total impaired with no related allowance	8,665	10,265	—

With an allowance recorded:
Real estate:
Conventional	816	841	117
Commercial	933	935	111
Commercial and municipal	55	58	1

Total impaired with an allowance recorded	1,804	1,834	229

Total:
Real estate:
Conventional	5,172	5,948	117
Home equity	148	242	—
Commercial	4,528	5,249	111
Construction	437	471	—
Commercial and municipal	184	189	1

Total impaired loans	$10,469	$12,099	$229

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Conventional	$3,175	$3,895	$—
Home equity	213	340	—
Commercial	2,589	3,028	—
Construction	—	—	—
Commercial and municipal	691	696	—

Total impaired with no related allowance	6,668	7,959	—

With an allowance recorded:
Real estate:
Conventional	$3,319	$3,548	$231
Commercial	2,489	2,546	133
Construction	442	476	15
Commercial and municipal	41	42	7

Total impaired with an allowance recorded	6,291	6,612	386

Total:
Real estate:
Conventional	6,494	7,443	231
Home equity	213	340	—
Commercial	5,078	5,574	133
Construction	442	476	15
Commercial and municipal	732	738	7

Total impaired loans	$12,959	$14,571	$386

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016		Three months ended March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,483	$37	$4,959	$46
Home equity	169	1	181	—
Commercial	3,872	39	5,741	52
Construction	439	5	1,006	13
Commercial and municipal	161	1	672	2

Total impaired with no related allowance	9,124	83	12,559	113

With an allowance recorded:
Real estate:
Conventional	820	8	776	5
Commercial	937	10	203	1
Commercial and municipal	57	1	—	—

Total impaired with an allowance recorded	1,814	19	979	6

Total:
Real estate:
Conventional	5,303	45	5,735	51
Home equity	169	1	181	—
Commercial	4,809	49	5,944	53
Construction	439	5	1,006	13
Commercial and municipal	218	2	672	2

Total impaired loans	$10,938	$102	$13,538	$119

The recorded investment of conventional real estate loans in the process of foreclosure was $608 thousand and $1.2 million at March 31, 2016 and December 31, 2015, respectively. OREO was $799 thousand, representing three residential properties and one commercial property, at March 31, 2016, compared to $904 thousand, representing three residential properties and two commercial properties, of OREO and property acquired in settlement of loans at December 31, 2015.

The carrying amount of acquired loans at March 31, 2016 totaled $118.6 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.2 million and an outstanding principal balance of $2.7 million at March 31, 2016. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The carrying amount of acquired loans at December 31, 2015 totaled $121.9 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.4 million and an outstanding principal balance of $3.1 million at December 31, 2015. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans for the periods indicated:

(Dollars in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015
Accretable yield at the beginning of the period	$2,213	$2,125
Reclassification from nonaccretable difference for loans with improved cash flows	13	—
Accretion	(36)	(43)
Change in cash flows that do not affect nonaccretable difference	(251)	—

Accretable yield at the end of the period	$1,939	$2,082

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	March 31, 2016
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$236,028	$7,647	$108,592	$—	$352,267
Special mention	—	4,254	14	108	—	4,376
Substandard	5,194	9,960	560	407	—	16,121
Loans not formally rated	665,921	22,080	12,080	19,873	5,060	725,014

Total	$671,115	$272,322	$20,301	$128,980	$5,060	$1,097,778

Acquired:
Grade:
Pass	$—	$54,739	$1,035	$7,963	$—	$63,737
Special mention	—	1,684	—	—	—	1,684
Substandard	598	4,037	92	492	—	5,219
Loans not formally rated	45,270	1,470	111	383	970	48,204

Total	$45,868	$61,930	$1,238	$8,838	$970	$118,844

	December 31, 2015
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$222,466	$19,208	$111,653	$—	$353,327
Special mention	—	4,278	18	112	—	4,408
Substandard	5,272	7,670	567	416	—	13,925
Loans not formally rated	662,199	25,420	13,870	21,415	5,411	728,315

Total	$667,471	$259,834	$33,663	$133,596	$5,411	$1,099,975

Acquired:
Grade:
Pass	$—	$56,212	$1,047	$8,031	$—	$65,290
Special mention	—	1,643	—	—	—	1,643
Substandard	1,038	4,097	92	509	—	5,736
Loans not formally rated	46,404	1,482	116	385	1,077	49,464

Total	$47,442	$63,434	$1,255	$8,925	$1,077	$122,133

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial and municipal loans over $250 thousand. The assessment of those loans less than $250 thousand is based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for such loans less than $250 thousand and if a loan becomes delinquent over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower. For residential real estate, home equity and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment capacity.

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

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at March 31, 2016, and December 31, 2015 were $2.2 million and $2.4 million, respectively. The fair value of capitalized servicing rights was $3.4 million as of March 31, 2016 and $4.0 million as of December 31, 2015. Servicing rights of $108 thousand were capitalized during the three months ended March 31, 2016, compared to $163 thousand for the same period in 2015. Amortization of capitalized servicing rights was $247 thousand for the three months ended March 31, 2016, compared to $357 thousand for the same period in 2015.

Following table is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$73	$19
Increase	125	44

Balance, end of period	$198	$63

Note H—Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and government-sponsored enterprises, mortgage-backed securities and municipal bonds. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

The following table represents the Company’s short-term collateralized financing obtained through repurchase agreements and the related collateral pledged as of the periods indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Repurchase agreements collateral
U.S. Treasury notes	$2,423	$20,973
U.S. government-sponsored enterprise bonds	452	414
Mortgage-backed securities	19,079	2,896
Municipal bonds	735	729

Total	$22,689	$25,012

Repurchase agreements	$20,259	$17,957

Note I—Stock-Based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 410,000 shares remaining available for issuance at March 31, 2016. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the three months ended March 31, 2016 and 2015, stock-based compensation expense of $86 thousand and $39 thousand, respectively, was recognized under the Company’s equity plan. As of March 31, 2016, there were no options and 93,050 restricted stock non-vested awards outstanding under the 2004 Plan. There are currently no outstanding options under the 2014 Plan.

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

Note J—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Interest cost	$31	$93
Expected return on plan assets	(63)	(160)
Amortization of unrecognized net loss	32	89

Net periodic pension cost	$—	$22

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

The following table summarizes the fair values of derivative instruments in the consolidated balance sheet as of the periods indicated:

(Dollars in thousands)	March 31, 2016
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$9,550	$104
Forward loan sale commitments	$13,027	$(121)

(Dollars in thousands)	December 31, 2015
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$4,623	$32
Forward loan sale commitments	$5,135	$(14)

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

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS for the three months ended March 31, 2016 and 2015 assumes, as of the beginning of the period, exercise of stock awards using the treasury stock method. Certain of our stock awards that would potentially dilute Basic EPS in the future were antidilutive for the three and three months ended March 31, 2016 and 2015 and are discussed below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three months ended March 31, 2016 and 2015:

(Dollars in thousands, except per share data)	For the three months ended March 31,
	2016	2015
Net income as reported	$2,469	$2,303
Cumulative preferred stock dividend earned	—	(20)
Dividends and undistributed earnings allocated to participating shares	(28)	—

Net income applicable to common stock	$2,441	$2,283

Weighted average common shares outstanding for basic EPS	8,286,289	8,261,383
Effect of dilutive equity-based awards	4,695	14,307

Weighted average common shares outstanding for dilutive EPS	8,290,984	8,275,690
Earnings per common share – basic	$0.29	$0.28

Earnings per common share – diluted	$0.29	$0.28

Note M—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	As of
(Dollars in thousands)	March 31, 2016	December 31, 2015
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$791	$(810)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(3,040)	(3,040)

Accumulated other comprehensive loss	$(2,249)	$(3,850)

Reclassification disclosures for the periods ended March 31, 2016 and 2015 follow:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Net unrealized holding gains on available-for-sale securities	$2,651	$777
Reclassification adjustment for realized gains in net income (1)	—	(373)

Other comprehensive income before income tax effect	2,651	404
Income tax expense	(1,050)	(160)

Other comprehensive income, net of tax effect	$1,601	$244

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales of securities, net, the tax expense in the amount of $148 thousand for the three months ended March 31, 2015 is included in provision for income taxes and the after tax amounts are included in net income.

Note N—Operating Segments

The Company has three reportable operating segments: Banking, which includes the activities of the Bank and its subsidiaries, excluding Charter Holding, Wealth Management, which includes the activities of Charter Holding and its subsidiaries and the holding company and the Company, which operates as the parent holding company of the Bank and its subsidiaries and all financial activity between them is eliminated.

The accounting policies of each reportable segment are the same as those of the Company. Income tax expense for the individual segments is calculated based on the activity of the segments.

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended March 31, 2016
Net interest and dividend income (expense)	$11,031	$4	$(472)	$—	$10,563
Provision for loan losses	111	—	—	—	111
Noninterest income	2,722	2,070	2,868	(3,079)	4,581
Noninterest expense	9,613	1,778	175	(24)	11,542

Income before provision for income taxes	4,029	296	2,221	(3,055)	3,491
Provision (benefit) for income taxes	1,161	109	(248)	—	1,022

Net income	$2,868	$187	$2,469	$(3,055)	$2,469

Total Assets	$1,564,213	$22,843	$176,355	$(200,180)	$1,563,231

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended March 31, 2015
Net interest and dividend income (expense)	$10,683	$7	$(457)	$—	$10,233
Provision for loan losses	205	—	—	—	205
Noninterest income	2,695	2,061	734	(734)	4,756
Noninterest expense	9,397	1,780	236	—	11,413

Income before provision for income taxes	3,776	288	41	(734)	3,371
Provision (benefit) for income taxes	1,223	107	(262)	—	1,068

Net income	$2,553	$181	$303	$(734)	$2,303

Total Assets	$1,466,835	$18,811	$175,186	$(173,709)	$1,487,123

Note O—Subsequent Events

On April 12, 2016 the Company declared a regular quarterly cash dividend of $0.14 per common share payable April 29, 2016, to stockholders of record as of April 22, 2016.

On May 5, 2016 the Company and Bar Harbor Bankshares (“Bar Harbor”), the holding company for Bar Harbor Bank & Trust (“Bar Harbor Bank”), entered into an Agreement and Plan of Merger, dated as of May 5, 2016, by and between the Company and Bar Harbor (the “Merger Agreement”), pursuant to which Bar Harbor will acquire the Company subject to the terms and conditions set forth therein. Thereafter, pursuant to the terms of the plan of bank merger to be entered into by the Bank and Bar Harbor Bank, Lake Sunapee Bank will be merged with and into Bar Harbor Bank, with Bar Harbor Bank surviving. Under the terms of the Merger Agreement, each outstanding share of the Company stock will be converted into the right to receive 0.4970 shares of Bar Harbor common stock. The transaction is expected to close in the fourth quarter of 2016 or first quarter of 2017, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of the Company and Bar Harbor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the three months ended March 31, 2016:

•	Net income was $2.5 million, or $0.29 per diluted common share.

•	Return on average common stockholders’ equity was 7.12% and return on average assets was 0.64%.

•	Common Equity Tier 1 capital remained strong at 9.46%.

•	Total assets increased $45.4 million, or 2.99%, to $1.6 billion.

•	Loans decreased $5.3 million, or 0.43%, to $1.2 billion.

•	Loans totaling $60.3 million were originated.

•	As a percentage of total loans, non-performing loans decreased to 0.45%.

•	Net loan charge-offs (excluding overdrafts) were $304 thousand, or 0.10% (annualized), of average loans.

•	Deposits decreased $15.9 million, or 1.37%, to $1.1 billion.

•	Book value per common share increased 2.12% to $16.66.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016. For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K (“Annual Report”).

Operating Segments

Our operations are managed along two reportable segments that represent our core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and Charter Trust. A summary of the financial results for each of our segments is included in Note N – Operating Segments in the notes to our unaudited condensed consolidated financial statements located elsewhere within this report.

Comparison of Financial Condition at March 31, 2016 (unaudited) and December 31, 2015

Assets. Total assets were $1.6 billion at March 31, 2016, compared to $1.5 billion at December 31, 2015, an increase of $45.4 million, or 2.99%.

Securities Portfolio. Securities available-for-sale increased $50.1 million, or 41.67%, to $170.3 million at March 31, 2016 from $120.2 million at December 31, 2015 as a result of $50.2 million in securities purchased during the period. Net unrealized gains on securities available-for-sale were $1.3 million at March 31, 2016 compared to net unrealized losses of $1.3 million at December 31, 2015. During the three months ended March 31, 2016, we sold no securities and $362 thousand of municipal bonds were called. During the same period, we purchased securities totaling $50.2 million, including mortgage-backed securities and corporate bonds. Our net unrealized gain (after tax) on our investment portfolio was $791 thousand at March 31, 2016 compared to an unrealized loss (after tax) of $810 thousand at December 31, 2015. The investments in our investment portfolio that were temporarily impaired as of March 31, 2016 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. The unrealized losses on equity securities have occurred for less than 12 months and we do not believe the losses relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio decreased $5.3 million, or 0.43%, to $1.2 billion at March 31, 2016 from $1.2 billion at December 31, 2015. The decrease of loans held in portfolio was primarily due to decreases in construction loans of $13.4 million, commercial and municipal loans of $4.7 million and consumer loans of $458 thousand, offset in part by an increase in conventional and home equity loans of $2.1 million and commercial real estate loans of $11.0 million. As a percentage of total loans, impaired loans decreased to 0.86% at March 31, 2016 from 1.06% at December 31, 2015. During the three months ended March 31, 2016, we originated $60.3 million in loans, an increase of 0.33%, compared to $60.1 million during the same period in 2015. At March 31, 2016, our mortgage servicing loan portfolio was $446.1 million, compared to $445.9 million at December 31, 2015. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At March 31, 2016, adjustable-rate mortgages comprised approximately 61.59% of our real estate mortgage loan portfolio, which represents a slightly higher percentage compared to the mix at December 31, 2015 of 60.67%.

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

The allowance for loan losses at March 31, 2016 was $8.7 million compared to $8.9 million at December 31, 2015. The allowance for loan losses represents 0.71% of total loans held at March 31, 2016 compared to 0.73% at December 31, 2015. Total impaired loans at March 31, 2016 were $10.5 million, representing 120.40% of the allowance for loan losses. Modestly improving economic and market conditions and actual charge-off experience within the portfolio during the period resulted in us making $111 thousand in provisions to the allowance for loan losses during the three months ended March 31, 2016, compared to $205 thousand in provisions made for the same period in 2015. Loan charge-offs were $426 thousand during the three month period ended March 31, 2016, compared to $448 thousand for the same period in 2015. Recoveries were $105 thousand during the three month period ended March 31, 2016, compared to $62 thousand for the same period in 2015. This activity resulted in net charge-offs of $321 thousand for the three month period ended March 31, 2016, compared to $386 thousand for the same period in 2015. One-to-four family residential mortgages, commercial mortgages, commercial and municipal and consumer loans accounted for 17%, 57%, 5% and 21%, respectively, of the amounts charged-off during the three month period ended March 31, 2016.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses at $8.7 million. The risk of loss inherent in the loan portfolio was affected by a decrease in the originated loan portfolio, a reduction in impaired loans and modestly improving economic conditions. Management may make additional provisions during the remainder of 2016 to maintain the allowance at an adequate level.

Included in the allowance for loan losses is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At March 31, 2016, the overdraft allowance was $10 thousand, compared to $16 thousand at December 31, 2015. There were provisions of $11 thousand for overdraft losses recorded during the three month period ended March 31, 2016, compared to $5 thousand for the same period during 2015. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following table is a summary of activity in the allowance for loan losses account for the periods indicated:

(Dollars in thousands)	Three months ended March 31, 2016
	Originated	Acquired	Total
Balance, beginning of year	$8,607	$298	$8,905

Charge-offs:
Conventional	(74)	—	(74)
Commercial real estate	(243)	—	(243)
Construction	—	—	—
Commercial and municipal loans	(20)	—	(20)
Consumer loans	(88)	(1)	(89)

Total charged-off loans	(425)	(1)	(426)

Recoveries:
Conventional	7	19	26
Commercial and municipal loans	10	1	11
Consumer loans	67	1	68

Total recoveries	84	21	105

Net (charge-offs) recoveries:	(341)	20	(321)

Provision (benefit) for loan loss charged to income:
Conventional	238	(57)	181
Commercial real estate	163	22	185
Construction	(93)	(4)	(97)
Commercial and municipal loans	(225)	(7)	(232)
Consumer loans	11	—	11
Unallocated	63	—	63

Total provision (benefit)	157	(46)	111

Ending balance	$8,423	$272	$8,695

(Dollars in thousands)	Three months ended March 31, 2015
	Originated	Acquired	Total
Balance, beginning of year	$9,269	$—	$9,269

Charge-offs:
Conventional	(135)	—	(135)
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	(66)	—	(66)
Commercial and municipal loans	(247)	—	(247)

Total charged-off loans	(448)	—	(448)

Recoveries:
Conventional	5	—	5
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	51	—	51
Commercial and municipal loans	6	—	6

Total recoveries	62	—	62

Net charge-offs:	(386)	—	(386)

(Benefit) provision for loan loss charged to income:
Conventional	(52)	—	(52)
Commercial real estate	(392)	—	(392)
Construction	113	—	113
Consumer loans	5	—	5
Commercial and municipal loans	151	—	151
Unallocated	380	—	380

Total provision	205	—	205

Ending balance	$9,088	$—	$9,088

The following table is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Beginning balance	$16	$20

Overdraft charge-offs	(81)	(57)
Overdraft recoveries	64	47

Net overdraft charge-offs	(17)	(10)

Provision for overdraft losses	11	5

Ending balance	$10	$15

The following table sets forth the allocation of the allowance for loan losses, the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	March 31, 2016			December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,251	49%	54%	$3,997	45%	54%
Commercial	2,693	31%	22%	2,751	31%	21%
Land and construction	104	1%	2%	182	2%	3%
Commercial and municipal loans	964	11%	11%	1,192	13%	11%
Collateral and consumer loans	58	1%	—	68	1%	—
Unallocated	125	1%	—	62	1%	—
Acquired loans (discounts to related credit quality)	272	3%	10%	298	3%	10%
Impaired loans	228	3%	1%	355	4%	1%

Allowance	$8,695	100%	100%	$8,905	100%	100%

Allowance for originated loans as a percentage of originated loans		0.77%			0.78%
Non-performing loans as a percentage of allowance		63.12%			67.79%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Allowance for loan losses	$8,685	$8,889
Overdraft allowance	10	16

Total allowance	$8,695	$8,905

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans net of specific reserves were $21.1 million at March 31, 2016, compared to $19.7 million at December 31, 2015. OREO was $799 thousand at March 31, 2016 compared to $904 thousand at December 31, 2015. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Six loans considered to be impaired loans at March 31, 2016 have specific allowances identified and assigned. The six loans are secured by real estate, business assets or a combination of both. At March 31, 2016, the allowance included $229 thousand allocated to impaired loans compared to $386 thousand at December 31, 2015.

At March 31, 2016, we had 56 loans totaling $8.3 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At March 31, 2016, 43 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 13 were non-performing at March 31, 2016. The total balance of these past due loans was $1.7 million. At December 31, 2015, we had 56 loans totaling $8.4 million considered to be TDRs.

Loans over 90 days past due were $2.8 million at March 31, 2016, compared to $3.9 million at December 31, 2015. Loans 30 to 89 days past due totaled $6.6 million at March 31, 2016, compared to $6.0 million at December 31, 2015. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.40% at December 31, 2015 to 0.35% at March 31, 2016 and, as a percentage of total loans, decreased from 0.49% at December 31, 2015 to 0.45% at March 31, 2016.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties that we reasonably expect will materially impact future operating results, liquidity or capital resources. For the period ended March 31, 2016, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At March 31, 2016, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans	$5,488	63.12%	0.35%	$6,026	67.67%	0.40%
Other real estate owned and chattel	799	9.19%	0.05%	904	10.15%	0.06%

Total non-performing assets	$6,287	72.31%	0.40%	$6,930	77.82%	0.46%

The following table sets forth the recorded investment in nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Real estate:
Conventional	$2,311	$3,017
Home equity	131	183
Commercial	2,940	2,242
Commercial and municipal	106	584

Total	$5,488	$6,026

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

Goodwill. Goodwill was $44.6 million, or 2.85% of total assets, as of March 31, 2016, compared to $44.6 million, or 2.94% of total assets, as of December 31, 2015.

Other Intangible Assets. Other intangible assets were $7.5 million, or 0.48% of total assets, as of March 31, 2016, compared to $7.8 million, or 0.52% of total assets, as of December 31, 2015. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $799 thousand, representing three residential properties and one commercial property, at March 31, 2016, compared to $904 thousand, representing three residential properties and two commercial properties at December 31, 2015. During the three months ended March 31, 2016, one property was sold while no additional properties were added.

Deposits. Total deposits decreased $15.9 million, or 1.37%, to $1.1 billion at March 31, 2016 compared to $1.2 billion at December 31, 2015. The decrease was primarily due to a decrease of $43.0 million in savings and money market accounts, partially offset by increases of $13.2 million in time deposits and $9.4 million in checking accounts.

Borrowings. We had outstanding balances of $203.4 million in advances from the FHLB at March 31, 2016, representing an increase of $53.4 million in outstanding balances compared to December 31, 2015. In addition to advances, we had 10 letters of credit totaling $42.8 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase increased $2.3 million, or 12.82%, to $20.3 million at March 31, 2016 from $18.0 million at December 31, 2015.

Comparison of the Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015 (unaudited)

Overview. Consolidated net income for the three months ended March 31, 2016 was $2.5 million, or $0.29 per diluted common share, compared to $2.3 million, or $0.28 per diluted common share, for the same period in 2015, an increase of $166 thousand, or 7.21%. Our net interest margin remained consistent at 2.99% at March 31, 2016 and March 31, 2015. Our return on average assets and average common stockholders’ equity for the three months ended March 31, 2016 were 0.64% and 7.12%, respectively, compared to 0.62% and 7.02%, respectively, for the same period in 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $330 thousand, or 3.22%, to $10.6 million for the three-month period ended March 31, 2016, compared to $10.2 million for the three-month period ended March 31, 2015, due to the additional income of $392 thousand related to $50.2 million of securities purchased in the first quarter of 2016 and a decrease in interest on deposits of $134 thousand, or 12.57%, offset in part by increase in interest on advances and other borrowed money of $144 thousand, or 51.25%.

Interest and Dividend Income. For the three months ended March 31, 2016, total interest and dividend income increased $366 thousand, or 3.04%, to $12.4 million, compared to $12.1 million for the same period in 2015. Interest and fees on loans decreased $64 thousand, or 0.55%, to $11.5 million for the three month period ended March 31, 2016, compared to $11.6 million for the same period in 2015. Interest and dividends on investments and other interest increased $430 thousand, or 92.27%, for the three-month period ended March 31, 2016 compared to the same period in 2015.

Interest Expense. For the three months ended March 31, 2016, total interest expense increased $36 thousand, or 1.97%, to $1.9 million, compared to $1.8 million for the same period in 2015. Interest on deposits decreased $134 thousand, or 12.57%, to $932 thousand for the three month period ended March 31, 2016 compared to the same period in 2015 due in part to the migration from time deposits to lower cost deposit products. For the three months ended March 31, 2016, interest on advances and other borrowed money increased $144 thousand, or 51.25%, to $425 thousand from $281 thousand for the same period in 2015 due in part to the increase in FHLB advances of $53.4 million during the three months ended March 31, 2016.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three-month periods indicated.

	Three month period ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost	Average Balance(1)	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(2)	$1,230,715	$11,526	3.75%	$1,212,177	$11,590	3.82%
Investment securities and other	184,542	896	1.94%	157,560	466	1.18%

Total interest-earning assets	1,415,257	12,422	3.51%	1,369,737	12,056	3.52%

Noninterest-earning assets:
Cash	21,299			16,171
Other noninterest-earning assets(3)	108,809			102,446

Total noninterest-earning assets	130,108			118,617

Total	$1,545,365			$1,488,354

Interest-bearing liabilities:
Savings, NOW and MMAs	$772,719	$247	0.13%	$741,490	$206	0.11%
Time deposits	322,200	685	0.85%	355,189	860	0.97%
Repurchase agreements	17,562	25	0.57%	15,377	14	0.36%
Subordinated debentures and other borrowed funds	228,728	902	1.58%	171,213	743	1.73%

Total interest-bearing liabilities	1,341,209	1,859	0.55%	1,283,269	1,823	0.57%

Noninterest-bearing liabilities:
Demand deposits	45,407			50,431
Other	20,138			15,433

Total noninterest-bearing liabilities	65,545			65,864

Stockholders’ equity	138,611			139,221

Total	$1,545,365			$1,488,354

Net interest and dividend income/Net interest rate spread		$10,563	2.96%		$10,233	2.95%

Net interest margin			2.99%			2.99%

Percentage of interest-earning assets to interest-bearing liabilities			105.52%			106.74%

(1)	Monthly average balances have been used for all periods.

(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.

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

	Three Months Ended March 31, 2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$188	$(252)	$(64)
Interest income on investments	91	339	430

Total interest income	279	87	366

Interest expense on savings, NOW and MMAs	(3)	44	41
Interest expense on time deposits	(19)	(156)	(175)
Interest expense on repurchase agreements	(3)	14	11
Interest expense on capital securities and other borrowed funds	219	(60)	159

Total interest expense	194	(158)	36

Net interest income	$85	$245	$330

Provision for Loan Losses. The provision for loan losses was $111 thousand for the three months ended March 31, 2016, compared to $205 thousand of provisions during the same period in 2015. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $11 thousand in provisions for overdraft losses in the three months ended March 31, 2016, compared to $5 thousand in provisions during the same period in 2015. For additional information on provisions and adequacy, please refer to the Allowance for Loan Losses section herein.

Noninterest Income and Expense. For the three months ended March 31, 2016, total noninterest income decreased $175 thousand, or 3.68%, to $4.6 million, compared to $4.8 million for the same period in 2015.

Customer service fees increased $42 thousand, or 3.06%, to $1.4 million from $1.4 million for the three months ended March 31, 2015. This increase includes an increase of $29 thousand in fees related to ATM interchange income.

Gain on sales of securities decreased $373 thousand, or 100.00%, from $373 thousand for the three months ended March 31, 2015. This decrease is due to the decreased volume of sales of securities with no securities sold during the three months ended March 31, 2016, compared to $35.6 million for the same period in 2015.

Mortgage banking activities decreased $16 thousand, or 12.50%, to $112 thousand from $128 thousand for the three months ended March 31, 2015. The change represents a decrease of $70 thousand in gains on sales of loans and a decrease of $55 thousand for capitalized mortgage servicing rights, which were partially offset by a decrease of $110 thousand for the amortization of mortgage servicing rights. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net gains and losses on other real estate and property owned decreased $12 thousand, or 400.00%, to a net loss of $15 thousand for the three months ended March 31, 2016 from a net loss of $3 thousand for the same period in 2015.

Trust and investment management fee income increased $9 thousand, or 0.44%, to $2.1 million for the three months ended March 31, 2016, compared to $2.0 million for the same period in 2015.

Insurance and brokerage service income increased $14 thousand, or 2.68% to $537 thousand for the three months ended March 31, 2016 compared to $523 thousand for the same period in 2015.

Bank owned life insurance income increased $73 thousand, or 50.00% to $219 thousand for the three months ended March 31, 2016 compared to $146 thousand for the same period in 2015, primarily related to the addition of $10 million of bank owned life insurance purchased during the fourth quarter of 2015.

Other income increased $89 thousand to $92 thousand for the three months ended March 31, 2016 from $3 thousand for the same period in 2015. The increase is primarily related to a distribution of $86 thousand from a limited partnership.

Total noninterest expenses increased $129 thousand, or 1.13%, to $11.5 million for the three months ended March 31, 2016, compared to $11.4 million for the same period in 2015, as discussed below.

Salaries and employee benefits increased $186 thousand, or 3.08%, to $6.2 million from $6.0 million for the three months ended March 31, 2015. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $197 thousand, or 3.07%, to $6.6 million from $6.4 million for the three months ended March 31, 2015. Salary expense increased $321 thousand, or 6.8%, to $5.0 million from $4.7 million for the same period in 2015, reflecting ordinary cost-of-living adjustments, staffing increases and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $11 thousand, or 2.86%, to $396 thousand from $385 thousand for the same period in 2015.

Occupancy expenses decreased $179 thousand, or 10.65%, to $1.5 million from $1.7 million for the same period in 2015. The decrease relates primarily to $72 thousand and $40 thousand decreases in snow removal and fuel expenses, respectively, due to mild weather during the first quarter of 2016 compared to the same period in 2015.

Advertising and promotion decreased $27 thousand, or 15.98%, to $142 thousand from $169 thousand for the same period in 2015. Outside services increased $41 thousand, or 6.93%, to $633 thousand from $592 thousand for the same period in 2015. Professional services increased $13 thousand, or 4.61%, to $295 thousand from $282 thousand for the same period in 2015.

Supplies expense increased $38 thousand, or 34.55%, to $148 thousand from $110 thousand for the same period in 2015. Telephone expense increased $2 thousand, or 0.74%, to $271 thousand from $269 thousand for the same period in 2015.

Amortization of intangible assets decreased $44 thousand, or 11.28%, to $346 thousand from $390 million for the same period in 2015 as our intangible assets are on the sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $99 thousand, or 6.79%, to $1.6 million from $1.5 million for the same period in 2015. This increase includes increases of $26 thousand in insurance premium expense, $81 thousand of MSR impairment expense and $47 thousand in expenses related to stock awards, partially offset by decreases of $110 thousand related to shareholder expenses.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described in the section in our Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities.”

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At March 31, 2016, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $90.0 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At March 31, 2016, we had approximately $236.3 million in additional borrowing capacity from the FHLB.

At March 31, 2016, stockholders’ equity totaled $139.7 million, compared to $136.7 million at December 31, 2015. This increase reflects net income of $2.5 million, the declaration of $1.2 million in common stock dividends, contributions and reinvestments in the dividend reinvestment program of $64 thousand and $1.6 million in other comprehensive income.

At March 31, 2016, we had unrestricted funds available in the amount of $3.3 million. As of March 31, 2016, our total cash needs for the remainder of 2015 are estimated to be approximately $5.6 million with $3.5 million projected to be used to pay cash dividends on our common stock, $861 thousand to pay interest on our subordinated debt, $468 thousand to pay interest on our capital securities and approximately $750 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2016, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier I Capital.

For the three months ended March 31, 2016, net cash provided by operating activities decreased $1.6 million to $3.0 million, compared to cash provided of $4.6 million for the same period in 2015. Cash provided by loans sold decreased $7.7 million for the three months ended March 31, 2016, compared to the same period in 2015. Net gain on sales of loans decreased $70 thousand for the three months ended March 31, 2016, compared to the same period in 2015. Net gain on sales of securities decreased $373 thousand for the three months ended March 31, 2016, compared to the same period in 2015, as a result of no securities sold during the three months ended March 31, 2016, compared to approximately $35.6 million of securities sold during the same period in 2015. The provision for loan losses decreased $94 thousand for the three months ended March 31, 2016, compared to the same period in 2015. The change in accrued interest receivable and other assets increased $3.1 million for the three months ended March 31, 2016, compared to the same period in 2015. The change in accrued expenses and other liabilities decreased $1.9 million, compared to the same period in 2015.

Net cash used in investing activities was $45.5 million for the three months ended March 31, 2016, compared to cash provided of $13.2 million for the same period in 2015, a change of $58.7 million. The cash used by net securities activities was $47.5 million for the three months ended March 31, 2016, compared to cash provided by net securities activities of $239 thousand for the same period in 2015. The cash used for purchases of securities decreased by $31.1 million for the three months ended March 31, 2016, compared to the same period in 2015, and cash provided by maturities of securities decreased $43.6 million for the three months ended March 31, 2016, compared to the same period in 2015. Cash provided by loan originations and principal collections, net, was $5.0 million for the three months ended March 31, 2016, a decrease of $8.4 million, compared to cash provided of $13.4 million for the same period in 2015.

For the three months ended March 31, 2016, net cash flows provided by financing activities were $38.7 million compared to net cash used in financing activities of $23.1 million for the three months ended March 31, 2015, an increase of $61.7 million. For the three months ended March 31, 2016, we experienced a net increase of $8.5 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $13.6 million in 2016 to cash used of $22.0 million for the same period in 2015. For the three months ended March 31, 2016, we had an increase of $53.4 million of cash provided by FHLB advances and other borrowings, comparing $53.4 million provided for the three months ended March 31, 2016 to net cash provided of zero for the same period in 2015.

U.S. Treasury’s Small Business Lending Fund Program

On August 25, 2011, as part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, we entered into a Purchase Agreement with the U.S. Department of Treasury (the “Treasury”) pursuant to which we issued and sold to the Treasury 20,000 shares of our Series B Preferred Stock. We used $10.0 million of the SBLF proceeds to repurchase the Series A Preferred Stock previously issued under the Treasury’s Capital Purchase Program. With the acquisition of The Nashua Bank in 2012, we assumed $3.0 million of preferred stock issued to the Treasury. We used a portion of the net proceeds from the sale of the subordinated notes (as discussed below) to redeem a portion of our outstanding shares of Series B Preferred Stock. At each of March 31, 2016 and December 31, 2015, we had no shares of Series B Preferred Stock issued and outstanding to the Treasury.

Subordinated Notes

On October 29, 2014, we entered into a Subordinated Note Purchase Agreement with certain accredited investors pursuant to which we issued an aggregate of $17.0 million of subordinated notes to the accredited investors. The notes have a maturity date of November 1, 2024 and bear interest at a fixed rate of 6.75% per annum. We may, at our option, beginning with the interest payment date of November 1, 2019, and on any interest payment date thereafter, redeem the notes, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. Any partial redemption will be made pro rata among all of the noteholders. The notes are not subject to repayment at the option of the noteholders. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to our senior indebtedness and to our obligations to our general creditors. Total expenses associated with the offering of $621 thousand are deducted from the carrying value of the subordinated notes and are being amortized on a straight-line basis over the life of the subordinated note.

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

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the federal banking agencies that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

As of March 31, 2016 (unaudited), the Company and the Bank met each of their capital requirements and the most recent notification from the OCC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below as of March 31, 2016.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$117,800	7.87%	$59,902	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	117,800	10.93	64,685	6.0	N/A	N/A
Total Risk-Based Capital	143,678	13.33	86,247	8.0	N/A	N/A
Common Equity Tier 1 Capital	97,800	9.07	48,514	4.5	N/A	N/A
Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$130,523	8.72%	$59,870	4.0%	$74,838	5.0%
Tier 1 Risk-Based Capital	130,523	12.12	64,634	6.0	86,178	8.0
Total Risk-Based Capital	139,401	12.94	86,178	8.0	107,723	10.0
Common Equity Tier 1 Capital	130,523	12.12	48,475	4.5	70,020	6.5

Tangible Book Value

Book value per common share was $16.66 at March 31, 2016, compared to $16.32 per common share at December 31, 2015. Tangible book value per common share was $11.14 at March 31, 2016, compared to $10.76 per common share at December 31, 2015. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of common shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Stockholders’ equity	$139,681	$136,708
Less goodwill (1)	40,847	40,847
Less other intangible assets(1)	5,473	5,726

Tangible common equity	$93,361	$90,135

Ending common shares outstanding	8,381,713	8,376,841
Tangible book value per common share	$11.14	$10.76

(1)	Net of related deferred tax liability.

Capital Securities

On March 30, 2004, NHTB Capital Trust II (“Trust II”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of Floating Capital Securities, adjustable every three months at LIBOR plus 2.79% (“Capital Securities II”). Trust II also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our Junior Subordinated Deferrable Interest Debentures (“Debentures II”). Debentures II are the sole assets of Trust II. Total expenses associated with the offering of $160 thousand are deducted from the carrying value of the debentures and are being amortized on a straight-line basis over the life of Debentures II.

Capital Securities II accrue and pay distributions quarterly based on the stated liquidation amount of $10 per floating capital security. We have fully and unconditionally guaranteed all of the obligations of Trust II. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities II, but only to the extent that Trust II has funds necessary to make these payments.

Capital Securities II are mandatorily redeemable upon the maturing of Debentures II on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures II, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

On March 30, 2004, NHTB Capital Trust III (“Trust III”), a Connecticut statutory trust formed by the Company, completed the sale of $10.0 million of 6.06% 5 Year Fixed-Floating Capital Securities (“Capital Securities III”). Trust III also issued common securities to us and used the net proceeds from the offering to purchase a like amount of our 6.06% Junior Subordinated Deferrable Interest Debentures (“Debentures III”). Debentures III are the sole assets of Trust III. Total expenses associated with the offering of $160 thousand are deducted from the carrying value of the debentures and are being amortized on a straight-line basis over the life of Debentures III.

Capital Securities III accrue and pay distributions quarterly at an annual rate of 6.06% for the first five years of the stated liquidation amount of $10 per fixed-floating capital security. We have fully and unconditionally guaranteed all of the obligations of Trust III. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities III, but only to the extent that Trust III has funds necessary to make these payments.

Capital Securities III are mandatorily redeemable upon the maturing of Debentures III on March 30, 2034 or upon earlier redemption as provided in the Indenture. We have the right to redeem Debentures III, in whole or in part, at the liquidation amount plus any accrued but unpaid interest to the redemption date.

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performance benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At March 31, 2016, there were 148,088 shares available to be repurchased under the repurchase plan previously approved by the Board of Directors. The Company did not repurchase any shares during the three months ended March 31, 2016.

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

Our one-year cumulative interest rate gap at March 31, 2016 was negative 2.16%, compared to the December 31, 2015 gap of positive 1.56%. With a liability sensitive negative gap, if rates were to rise, net interest margin would likely decrease and if rates were to fall, the net interest margin would likely increase. Over the next 12 months, $30.4 million more liabilities are subject to repricing than assets.

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

The following table sets forth our EVE at March 31, 2016, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$170,350	$124,491	$134,912	$126,690	$115,535	$104,107	$92,902
Percent of change		-7.7%		-6.1%	-14.4%	-22.8%	-31.1%
EVE Ratio:
Ratio		8.07%	8.90%	8.58%	8.04%	7.44%	6.81%
Change in basis points		-84		-32	-85	-146	-209

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

Item 1A. Risk Factors

There are risks inherent to our business. As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2016.

LAKE SUNAPEE BANK GROUP
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 5, 2016, by and between Bar Harbor Bankshares and Lake Sunapee Bank Group (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 9, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.