Form 10-Q
period 2016-06-30
Lake Sunapee Bank Group
filed 2016-08-09
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 1, 2016 was 8,388,116.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
(Dollars in thousands, except per share data)	(Unaudited)
ASSETS
Cash and due from banks	$19,630	$16,426
Interest-bearing deposit with the Federal Reserve Bank	34,999	26,140

Cash and cash equivalents	54,629	42,566
Securities available-for-sale	157,424	120,198
Federal Home Loan Bank stock	13,713	9,963
Loans held-for-sale	3,573	2,188
Loans receivable, net of allowance for loan losses of $8.8 million as of June 30, 2016 and $8.9 million as of December 31, 2015	1,233,871	1,217,461
Accrued interest receivable	3,799	2,431
Bank premises and equipment, net	24,674	24,421
Investments in real estate	3,331	3,392
Other real estate owned	335	904
Goodwill	44,576	44,576
Other intangible assets	7,135	7,822
Bank-owned life insurance	31,288	30,833
Other assets	12,316	11,019

Total assets	$1,590,664	$1,517,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$141,176	$127,428
Interest-bearing	1,007,158	1,029,924

Total deposits	1,148,334	1,157,352
Federal Home Loan Bank advances	226,178	150,000
Securities sold under agreements to repurchase	20,540	17,957
Subordinated debentures	36,910	36,873
Accrued expenses and other liabilities	17,327	18,884

Total liabilities	1,449,289	1,381,066

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,821,025 shares issued and 8,385,278 shares outstanding as of June 30, 2016, and 30,000,000 shares authorized, 8,811,170 shares issued and 8,376,841 shares outstanding as of December 31, 2015	88	88
Paid-in capital	80,387	80,252
Retained earnings	70,835	68,344
Unearned restricted stock awards	(1,031)	(1,375)
Accumulated other comprehensive loss	(2,129)	(3,850)
Treasury stock, 435,747 shares as of June 30, 2016 and 434,329 shares as of December 31, 2015, at cost	(6,775)	(6,751)

Total stockholders’ equity	141,375	136,708

Total liabilities and stockholders’ equity	$1,590,664	$1,517,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$11,872	$11,481	$23,398	$23,071
Interest on debt securities:
Taxable	753	258	1,459	571
Tax-exempt	137	85	219	172
Dividends	104	47	189	95
Other	22	12	45	30

Total interest and dividend income	12,888	11,883	25,310	23,939

Interest expense
Interest on deposits	918	991	1,849	2,057
Interest on advances and other borrowed money	530	244	956	526
Interest on debentures	484	465	961	926
Interest on securities sold under agreements to repurchase	26	17	51	32

Total interest expense	1,958	1,717	3,817	3,541

Net interest and dividend income	10,930	10,166	21,493	20,398
Provision for loan losses	121	215	232	419

Net interest and dividend income after provision for loan losses	10,809	9,951	21,261	19,979

Noninterest income
Customer service fees	1,453	1,454	2,869	2,828
Gain on sales and calls of securities, net	1,201	1	1,201	373
Mortgage banking activities	236	683	348	810
Net loss on sales and writedowns of other real estate and property owned	(27)	—	(42)	(3)
Net gain on sales and disposals of premises and equipment	—	3	—	3
Rental income	170	168	337	337
Trust and investment management fee income	2,115	2,202	4,166	4,246
Insurance and brokerage service income	370	296	907	819
Bank-owned life insurance income	218	152	437	298
Other income	2	85	94	89

Total noninterest income	5,738	5,044	10,317	9,800

Noninterest expense
Salaries and employee benefits	6,115	5,975	12,336	12,010
Occupancy and equipment	1,466	1,533	2,968	3,214
Advertising and promotion	298	271	440	440
Depositors’ insurance	234	236	470	474
Outside services	695	591	1,328	1,183
Professional services	307	377	602	659
ATM processing fees	231	231	419	419
Supplies	150	163	298	273
Telephone	273	271	544	540
Merger related	754	—	754	—
Amortization of intangible assets	341	386	687	776
Other expenses	2,176	1,464	3,735	2,923

Total noninterest expense	13,040	11,498	24,581	22,911

Income before provision for income taxes	3,507	3,497	6,997	6,868
Provision for income taxes	1,139	1,079	2,160	2,147

Net income	$2,368	$2,418	$4,837	$4,721

Net income applicable to common stock	$2,343	$2,398	$4,785	$4,681

Earnings per common share, basic	$0.28	$0.29	$0.58	$0.57

Weighted average number of shares, basic	8,298,504	8,285,521	8,292,397	8,273,519
Earnings per common share, assuming dilution	$0.28	$0.29	$0.58	$0.56

Weighted average number of shares, assuming dilution	8,298,504	8,298,584	8,293,050	8,287,204
Dividends declared per common share	$0.14	$0.13	$0.28	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$2,368	$2,418	$4,837	$4,721
Net change in unrealized loss on available-for-sale securities, net of tax effect	120	(312)	1,721	(68)

Comprehensive income	$2,488	$2,106	$6,558	$4,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$—	8,692,360	$87	$86,561	$63,876	$(598)	$(3,339)	$(6,751)	$139,836
Net income						4,721				4,721
Other comprehensive loss								(68)		(68)
Exercise of stock options (cashless exchanges shown net)			15,514		204					204
Dividend reinvestment plan			6,594		94					94
Dividends declared—preferred stock						(40)				(40)
Dividends paid—common stock ($0.26 per share)						(2,149)				(2,149)
Issuance of restricted stock awards			64,250	1	979		(980)			—
Vesting of restricted stock awards							157			157

Balance at June 30, 2015	8,000	$—	8,778,718	$88	$87,838	$66,408	$(1,421)	$(3,407)	$(6,751)	$142,755

Balance at December 31, 2015	—	$—	8,811,170	$88	$80,252	$68,344	$(1,375)	$(3,850)	$(6,751)	$136,708
Net income						4,837				4,837
Other comprehensive income								1,721		1,721
Dividend reinvestment plan			9,855		135					135
Dividends paid—common stock ($0.28 per share)						(2,346)				(2,346)
Restricted stock awards surrendered to treasury stock									(24)	(24)
Vesting of restricted stock awards							344			344

Balance at June 30, 2016	—	$—	8,821,025	$88	$80,387	$70,835	$(1,031)	$(2,129)	$(6,775)	$141,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,	June 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,837	$4,721
Depreciation and amortization	1,287	1,231
Amortization of fair value adjustments, net	84	145
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	37	36
Amortization of securities, net	240	144
Net decrease (increase) in mortgage servicing rights	383	(74)
Loans originated for sale	(34,361)	(51,482)
Proceeds from loans sold	33,285	50,620
Increase in cash surrender value of life insurance	(455)	(316)
Amortization of intangible assets	687	776
Provision for loan losses	232	419
Increase in accrued interest receivable and other assets	(2,974)	(1,022)
Net loss on sales and disposals of premises, equipment, investment in real estate, other real estate owned and other assets	6	—
Write-down of other real estate owned	42	—
Net gain on sales and calls of securities	(1,201)	(373)
Net gain on sales of loans	(309)	(395)
Change in deferred loan origination fees and cost, net	(147)	(15)
(Decrease) increase in accrued expenses and other liabilities	(2,342)	1,166

Net cash (used in) provided by operating activities	(669)	5,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	(13)	(4)
Capital expenditures – software	(168)	(40)
Capital expenditures – premises and equipment	(1,378)	(1,353)
Maturities of interest-bearing time deposits with other banks	—	747
Proceeds from sales and calls of securities available-for-sale	31,754	40,662
Proceeds from maturities of securities available-for-sale	5,352	162,458
Purchases of securities available-for-sale	(70,521)	(206,651)
Purchase of Federal Home Loan Bank stock	(3,750)	—
Loan originations and principal collections, net	(16,806)	10,162
Recoveries of loans previously charged off	204	485
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	527	61

Net cash (used in) provided by investing activities	(54,799)	6,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, savings and NOW accounts	(18,249)	15,804
Net increase (decrease) in time deposits	9,254	(19,740)
Net increase in securities sold under agreements to repurchase	2,583	2,790
Net increase (decrease) in short-term advances from Federal Home Loan Bank	70,000	(5,000)
Principal advances from Federal Home Loan Bank	21,180	20,000
Repayment of advances from the Federal Home Loan Bank	(15,002)	(10,000)
Issuance of common stock from dividend reinvestment plan	45	21
Dividends paid on preferred stock	—	(40)
Dividends paid on common stock	(2,256)	(2,076)
Surrender of stock awards to treasury	(24)	—
Proceeds from exercise of stock options	—	204

Net cash provided by financing activities	67,531	1,963

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,063	14,071
CASH AND CASH EQUIVALENTS, beginning of period	42,566	51,120

CASH AND CASH EQUIVALENTS, end of period	$54,629	$65,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,756	$3,623

Income taxes paid	$2,200	$965

Loans transferred to other real estate owned	$—	$465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Nature of Operations

Lake Sunapee Bank Group (the “Company”), a Delaware company organized on July 5, 1989, is the parent company of Lake Sunapee Bank, fsb (the “Bank”), a federally chartered savings bank organized in 1868. The Bank has four wholly owned subsidiaries: Lake Sunapee Financial Services Corporation (“LSFS”); Lake Sunapee Group, Inc., which owns and maintains all buildings and investment properties; McCrillis & Eldredge Insurance, Inc. (“M&E”), a full-line independent insurance agency, which offers a complete range of commercial insurance services and consumer products; and Charter Holding Corp. (“Charter Holding”), which through its subsidiaries, provides trust and wealth management services. The Company’s operations are managed along two reportable segments that represent its core businesses: Banking and Wealth Management. The Banking segment provides a wide array of lending and depository-related products and services to individuals, businesses and municipal enterprises. The Banking segment also provides commercial insurance and consumer products, including life, health, auto and homeowner insurance, through M&E and brokerage services through LSFS. The Wealth Management segment provides trust and investment services through Charter Holding and its subsidiaries, Charter Trust Company (“Charter Trust”) and Charter New England Agency. The Company, through its direct and indirect subsidiaries, currently operates 26 locations in New Hampshire in Grafton, Hillsborough, Merrimack and Sullivan counties as well as 14 locations in Vermont in Orange, Rutland and Windsor counties. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (“FRB”), and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Effective as of March 31, 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The guidance requires the Company to report debt issuance costs, less amortization, net against the outstanding principal balance of the related debt. The guidance was adopted on a retrospective basis. Debt issuance costs which were reported in previous periods in other assets have been reclassified against subordinated debentures, reducing the reported outstanding principal.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The amendments in this update make targeted improvements to GAAP as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of item 5 above is permitted for financial statements of fiscal years or interim periods that have not yet been issued. Early adoption of other items above is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several areas of accounting for share-based compensation including accounting for income taxes, forfeitures and classification of excess tax benefits and employee taxes paid. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the existing incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU covers expected credit losses on financial instruments and other commitments. The amendments in this ASU are effective for SEC filing public business entities for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. The Company is still determining the impact of the adoption of this ASU and the related impact on its consolidated financial statements.

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

The following summarizes assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$35,267	$—	$35,267	$—
U.S. government-sponsored enterprise bonds	7,281	—	7,281	—
Mortgage-backed securities	75,635	—	75,635	—
Municipal bonds	28,496	—	28,496	—
Other bonds and debentures	10,448	—	10,448	—
Equity securities	297	297	—	—
Interest rate lock commitments	143	—	—	143

Totals	$157,567	$297	$157,127	$143

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$34,939	$—	$34,939	$—
U.S. government-sponsored enterprise bonds	7,211	—	7,211	—
Mortgage-backed securities	69,334	—	69,334	—
Municipal bonds	8,304	—	8,304	—
Other bonds and debentures	112	—	112	—
Equity securities	298	298	—	—
Interest rate lock commitments	32	—	—	32

Totals	$120,230	$298	$119,900	$32

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$171	$—	$—	$171

	$171	$—	$—	$171

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$14	$—	$—	$14

	$14	$—	$—	$14

The following table presents the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the periods indicated:

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended June 30, 2016
Balance as of March 31, 2016	$(121)	$104
Realized (loss) gain recognized in non-interest income	(50)	143
Transfers to loans held for sale	—	(104)

Balance as of June 30, 2016	$(171)	$143

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Six months ended June 30, 2016
Balance as of December 31, 2015	$(14)	$32
Realized (loss) gain recognized in non-interest income	(157)	247
Transfers to loans held for sale	—	(136)

Balance as of June 30, 2016	$(171)	$143

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended June 30, 2015
Balance as of March 31, 2015	$(128)	$128
Realized (loss) gain recognized in non-interest income	168	90
Transfers to loans held for sale	—	(128)

Balance as of June 30, 2015	$40	$90

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Six months ended June 30, 2015
Balance as of December 31, 2014	$—	$—
Realized (loss) gain recognized in non-interest income	40	218
Transfers to loans held for sale	—	(128)

Balance as of June 30, 2015	$40	$90

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,585	$—	$—	$1,585
Mortgage servicing rights	2,057	—	—	2,057
Other real estate owned	335	—	—	335

	$3,977	$—	$—	$3,977

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$5,905	$—	$—	$5,905
Mortgage servicing rights	2,441	—	—	2,441
Other real estate owned	904	—	—	904

	$9,250	$—	$—	$9,250

There were no loans with a specific reserve measured for impairment using the fair value of the underlying collateral at June 30, 2016 and December 31, 2015. Collateral dependent loans are valued using third-party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses, which represents an unobservable input. Impaired loans measured for impairment using the net present value of cash flows had a recorded investment of $1.8 million with a valuation allowance of $237 thousand at June 30, 2016. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2015, impaired loans measured using the net present value of cash flows had a recorded investment of $6.3 million with a valuation allowance of $386 thousand.

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) June 30, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$54,629	$54,629	$—	$—	$54,629
Securities available-for-sale	157,424	297	157,127	—	157,424
Federal Home Loan Bank stock	13,713	13,713	—	—	13,713
Loans held-for-sale	3,573	—	3,608	—	3,608
Loans, net	1,233,871	—	—	1,246,530	1,246,530
Investment in unconsolidated subsidiaries	620	—	—	501	501
Accrued interest receivable	3,799	3,799	—	—	3,799
Interest rate lock commitments	143	—	—	143	143
Financial liabilities:
Deposits	1,148,334	—	1,149,975	—	1,149,975
Federal Home Loan Bank advances	226,178	—	227,269	—	227,269
Securities sold under agreements to repurchase	20,540	20,540	—	—	20,540
Subordinated debentures	36,910	—	—	33,875	33,875
Forward loan sale commitments	171	—	—	171	171

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$42,566	$42,566	$—	$—	$42,566
Securities available-for-sale	120,198	298	119,900	—	120,198
Federal Home Loan Bank stock	9,963	9,963	—	—	9,963
Loans held-for-sale	2,188	—	2,202	—	2,202
Loans, net	1,217,461	—	—	1,215,166	1,215,166
Investment in unconsolidated subsidiaries	620	—	—	349	349
Accrued interest receivable	2,431	2,431	—	—	2,431
Interest rate lock commitments	32	—	—	32	32
Financial liabilities:
Deposits	1,157,352	—	1,157,080	—	1,157,080
Federal Home Loan Bank advances	150,000	—	150,312	—	150,312
Securities sold under agreements to repurchase	17,957	17,957	—	—	17,957
Subordinated debentures	36,873	—	—	27,983	27,983
Forward loan sale commitments	14	—	—	14	14

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2016 or during the 12-month period ended December 31, 2015.

Note E—Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost basis of securities available-for-sale and their approximate fair values at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands) June 30, 2016	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$35,231	$37	$1	$35,267
U.S. government-sponsored enterprise bonds	7,284	2	5	7,281
Mortgage-backed securities	74,815	859	39	75,635
Municipal bonds	28,226	362	92	28,496
Other bonds and debentures	10,102	347	1	10,448
Equity securities	258	49	10	297

Total available-for-sale	$155,916	$1,656	$148	$157,424

(Dollars in thousands) December 31, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$35,282	$—	$343	$34,939
U.S. government-sponsored enterprise bonds	7,305	1	95	7,211
Mortgage-backed securities	70,169	14	849	69,334
Municipal bonds	8,418	34	148	8,304
Other bonds and debentures	108	4	—	112
Equity securities	258	49	9	298

Total available-for-sale	$121,540	$102	$1,444	$120,198

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of June 30, 2016:

(Dollars in thousands)	Fair Value
Other bonds and debentures	$85

Total due in less than one year	$85

U.S. Treasury notes	$35,267
U.S. government-sponsored enterprise bonds	7,000
Municipal bonds	6,108

Total due after one year through five years	$48,375

U.S. government-sponsored enterprise bonds	$128
Municipal bonds	21,132
Other bonds and debentures	10,345

Total due after five years through ten years	$31,605

U.S. government-sponsored enterprise bonds	$153
Municipal bonds	1,256
Other bonds and debentures	18

Total due after ten years	$1,427

For the six months ended June 30, 2016, the proceeds from sales of securities available -for-sale were $31.8 million. Gross gains of $1.2 million were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $477 thousand. For the six months ended June 30, 2015, the proceeds from sales of securities available-for-sale were $40.2 million. Gross gains of $373 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $148 thousand. Securities, carried at $120.3 million and $119.8 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of June 30, 2016 and December 31, 2015, respectively.

Note F—Impairment of Securities

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of the dates indicated:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:
Bonds and notes—
U.S. Treasury notes	$15,011	$1	$—	$—	$15,011	$1
U.S. Government-sponsored enterprise bonds	—	—	153	5	153	5
Mortgage-backed securities	—	—	5,486	39	5,486	39
Municipal bonds	—	—	2,216	92	2,216	92
Other bonds and debentures	85	1	—	—	85	1
Equity securities	28	3	35	7	63	10

Total temporarily impaired securities	$15,124	$5	$7,890	$143	$23,014	$148

December 31, 2015:
Bonds and notes—
U.S. Treasury notes	$24,817	$199	$10,122	$144	$34,939	$343
U.S. Government-sponsored enterprise bonds	2,967	33	4,101	62	7,068	95
Mortgage-backed securities	56,351	592	11,681	257	68,032	849
Municipal bonds	1,420	38	2,208	110	3,628	148
Equity securities	53	9	—	—	53	9

Total temporarily impaired securities	$85,608	$871	$28,112	$573	$113,720	$1,444

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2016 consisted of one U.S. Treasury note, one U.S. government-sponsored enterprise bond, fourteen mortgage-backed securities issued by U.S. government-sponsored enterprises, five municipal bonds, one other bond and debenture and twelve equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. We do not believe the unrealized losses on equity securities relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Note G—Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2016
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$613,087	$39,739	$652,826
Home equity	68,245	4,998	73,243
Commercial	278,633	57,190	335,823
Construction	19,850	1,218	21,068

	979,815	103,145	1,082,960
Commercial and municipal loans	140,415	9,157	149,572
Consumer loans	4,836	863	5,699

Total loans	1,125,066	113,165	1,238,231
Allowance for loan losses	(8,506)	(259)	(8,765)
Deferred loan origination costs, net	4,405	—	4,405

Loans receivable, net	$1,120,965	$112,906	$1,233,871

	December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$600,763	$41,895	$642,658
Home equity	66,708	5,547	72,255
Commercial	259,834	63,434	323,268
Construction	33,663	1,255	34,918

	960,968	112,131	1,073,099
Commercial and municipal loans	133,596	8,925	142,521
Consumer loans	5,411	1,077	6,488

Total loans	1,099,975	122,133	1,222,108
Allowance for loan losses	(8,607)	(298)	(8,905)
Deferred loan origination costs, net	4,258	—	4,258

Loans receivable, net	$1,095,626	$121,835	$1,217,461

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) June 30, 2016	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2015	$4,197	$2,884	$197	$1,199	$68	$62	$8,607
Charge-offs	(94)	(242)	—	(39)	(163)	—	(538)
Recoveries	23	—	—	44	102	—	169
Provision (benefit)	422	(256)	(51)	7	71	75	268

Ending balance, June 30, 2016	$4,548	$2,386	$146	$1,211	$78	$137	$8,506

Acquired:
Beginning balance, December 31, 2015	$63	$190	$21	$24	$—	$—	$298
Charge-offs	(37)	—	—	—	(1)	—	(38)
Recoveries	27	—	—	2	6	—	35
(Benefit) provision	(29)	(10)	16	(8)	(5)	—	(36)

Ending balance, June 30, 2016	$24	$180	$37	$18	$—	$—	$259

Originated:
Individually evaluated for impairment	$129	$108	$—	$—	$—	$—	$237
Collectively evaluated for impairment	4,419	2,278	146	1,211	78	137	8,269
Acquired loans (Discounts related to Credit Quality)	24	180	37	18	—	—	259

Total allowance for loan losses ending balance, June 30, 2016	$4,572	$2,566	$183	$1,229	$78	$137	$8,765

Loans:
Originated:
Individually evaluated for impairment	$5,173	$4,417	$432	$172	$—	$—	$10,194
Collectively evaluated for impairment	676,159	274,216	19,418	140,243	4,836	—	1,114,872
Acquired loans (Discounts related to Credit Quality)	44,737	57,190	1,218	9,157	863	—	113,165

Total loans ending balance, June 30, 2016	$726,069	$335,823	$21,068	$149,572	$5,699	$—	$1,238,231

	Real Estate
(Dollars in thousands) June 30, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(281)	—	—	(884)	(135)	—	(1,300)
Recoveries	8	—	—	465	78	—	551
Provision (benefit)	119	(285)	61	417	53	54	419

Ending balance, June 30, 2015	$4,609	$2,439	$1,052	$633	$82	$124	$8,939

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	—	—	—	—	—	—

Ending balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$193	$75	$12	$4	$—	$—	$284
Collectively evaluated for impairment	4,416	2,364	1,040	629	82	124	8,655
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, June 30, 2015	$4,609	$2,439	$1,052	$633	$82	$124	$8,939

Loans:
Originated:
Individually evaluated for impairment	$6,573	$3,542	$451	$431	$—	$—	$10,997
Collectively evaluated for impairment	643,758	233,619	41,247	126,699	6,549	—	1,051,872
Acquired loans (Discounts related to Credit Quality)	53,123	69,911	1,405	11,395	1,352	—	137,186

Total loans ending balance, June 30, 2015	$703,454	$307,072	$43,103	$138,525	$7,901	$—	$1,200,055

	Real Estate
(Dollars in thousands) December 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Individually evaluated for impairment	$200	$133	$15	$7	$—	$—	$355
Collectively evaluated for impairment	3,997	2,751	182	1,192	68	62	8,252
Acquired loans (Discounts related to Credit Quality)	63	190	21	24	—	—	298

Total allowance for loan losses ending balance, December 31, 2015	$4,260	$3,074	$218	$1,223	$68	$62	$8,905

Loans:
Originated:
Individually evaluated for impairment	$6,707	$5,078	$442	$732	$—	$—	$12,959
Collectively evaluated for impairment	660,764	254,756	33,221	132,864	5,411	—	1,087,016
Acquired loans (Discounts related to Credit Quality)	47,442	63,434	1,255	8,925	1,077	—	122,133

Total loans ending balance, December 31, 2015	$714,913	$323,268	$34,918	$142,521	$6,488	$—	$1,222,108

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	June 30, 2016
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$216	$1,587	$1,156	$2,959	$2,673
Home equity	480	—	115	595	115
Commercial	1,317	212	885	2,414	1,947
Construction	540	—	—	540	—
Commercial and municipal	427	73	2	502	91
Consumer (including credit card)	42	1	—	43	—

Total	$3,022	$1,873	$2,158	$7,053	$4,826

Acquired:
Real estate:
Conventional	$176	$341	$335	$852	$363
Home equity	—	—	—	—	—
Commercial	201	30	603	834	603
Construction	—	—	—	—	—
Commercial and municipal	226	—	75	301	75
Consumer (including credit card)	—	—	—	—	—

Total	$603	$371	$1,013	$1,987	$1,041

Total:
Real estate:
Conventional	$392	$1,928	$1,491	$3,811	$3,036
Home equity	480	—	115	595	115
Commercial	1,518	242	1,488	3,248	2,550
Construction	540	—	—	540	—
Commercial and municipal	653	73	77	803	166
Consumer (including credit card)	42	1	—	43	—

Total	$3,625	$2,244	$3,171	$9,040	$5,867

	December 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$1,644	$1,309	$1,454	$4,407	$2,310
Home equity	180	—	166	346	166
Commercial	1,028	482	309	1,819	1,565
Construction	24	—	—	24	—
Commercial and municipal	89	50	584	723	584
Consumer (including credit card)	16	7	—	23	—

Total	$2,981	$1,848	$2,513	$7,342	$4,625

Acquired:
Real estate:
Conventional	$514	$238	$654	$1,406	$707
Home equity	12	—	17	29	17
Commercial	386	—	677	1,063	677
Construction	—	—	—	—	—
Commercial and municipal	5	—	—	5	—
Consumer (including credit card)	6	12	—	18	—

Total	$923	$250	$1,348	$2,521	$1,401

	December 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Total:
Real estate:
Conventional	$2,158	$1,547	$2,108	$5,813	$3,017
Home equity	192	—	183	375	183
Commercial	1,414	482	986	2,882	2,242
Construction	24	—	—	24	—
Commercial and municipal	94	50	584	728	584
Consumer (including credit card)	22	19	—	41	—

Total	$3,904	$2,098	$3,861	$9,863	$6,026

There were no loans past due 90 days or more and still accruing as of June 30, 2016 and December 31, 2015.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of June 30, 2016 and December 31, 2015 based on payment performance status:

	June 30, 2016
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$2,635	$2,605	$432	$81	$5,753
Non-performing	1,918	275	—	15	2,208

Total	$4,553	$2,880	$432	$96	$7,961

	December 31, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,506	$2,836	$442	$149	$6,933
Non-performing	1,160	285	—	—	1,445

Total	$4,666	$3,121	$442	$149	$8,378

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the six month period ended June 30, 2016, certain loan modifications were executed that constituted TDRs. All of these modifications included one or a combination of the following: (1) an extension of the maturity date; (2) reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2016:

(Dollars in thousands)	Interest Rate	Combination of Interest Only Payments and Maturity	Total
Real estate:
Commercial	$45	$193	$238

Total TDRs	$45	$193	$238

The following table presents pre-modification balance information on how loans were modified as TDRs during the six months ended June 30, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Payments, Rate And Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Total
Real estate:
Conventional	$80	$267	$423	$—	$770
Commercial and municipal	—	—	—	7	7

Total TDRs	$80	$267	$423	$7	$777

The following table summarizes TDRs that occurred during the periods indicated:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2016:
Troubled Debt Restructurings:
Real estate:
Commercial	2	$238	$238

	2	$238	$238

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2015:
Troubled Debt Restructurings:
Real estate:
Conventional	5	$770	$770
Commercial and municipal	1	7	7

	6	$777	$777

At June 30, 2016, there were no specific loan loss reserves related to TDRs that occurred during the six month period ended June 30, 2016. There were two new TDRs for which there was a payment default during the six month period ended June 30, 2016 including one conventional real estate loan totaling $92 thousand and one commercial real estate loan totaling $247 thousand, which occurred within 12 months following the date of the restructuring. Both TDR defaults occurred during the second quarter. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

At June 30, 2015, there were specific loan loss reserves of $94 thousand related to TDRs that occurred during the six month period ended June 30, 2015. There were no TDRs for which there was a payment default during the six month period ending June 30, 2015, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of June 30, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
With no related allowance recorded:
Real estate:
Conventional	$4,141	$4,627	$—
Home equity	132	211	—
Commercial	3,495	4,168	—
Construction	432	467	—
Commercial and municipal	172	196	—

Total impaired with no related allowance	8,372	9,669	—

With an allowance recorded:
Real estate:
Conventional	900	925	129
Commercial	922	923	108

Total impaired with an allowance recorded	1,822	1,848	237

Total:
Real estate:
Conventional	5,041	5,552	129
Home equity	132	211	—
Commercial	4,417	5,091	108
Construction	432	467	—
Commercial and municipal	172	196	—

Total impaired loans	$10,194	$11,517	$237

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Conventional	$3,175	$3,895	$—
Home equity	213	340	—
Commercial	2,589	3,028	—
Construction	—	—	—
Commercial and municipal	691	696	—

Total impaired with no related allowance	6,668	7,959	—

With an allowance recorded:
Real estate:
Conventional	3,319	3,548	231
Commercial	2,489	2,546	133
Construction	442	476	15
Commercial and municipal	41	42	7

Total impaired with an allowance recorded	6,291	6,612	386

Total:
Real estate:
Conventional	6,494	7,443	231
Home equity	213	340	—
Commercial	5,078	5,574	133
Construction	442	476	15
Commercial and municipal	732	738	7

Total impaired loans	$12,959	$14,571	$386

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016		Six months ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,322	$74	$4,505	$56
Home equity	155	1	170	—
Commercial	3,704	77	4,044	33
Construction	437	10	503	—
Commercial and municipal	178	6	543	7

Total impaired with no related allowance	8,796	168	9,765	96

With an allowance recorded:
Real estate:
Conventional	862	13	1,598	56
Commercial	933	20	899	30
Construction	—	—	227	9
Commercial and municipal	29	—	24	4

Total impaired with an allowance recorded	1,824	33	2,748	99

Total:
Real estate:
Conventional	5,184	87	6,103	112
Home equity	155	1	170	—
Commercial	4,637	97	4,943	63
Construction	437	10	730	9
Commercial and municipal	207	6	567	11

Total impaired loans	$10,620	$201	$12,513	$195

The recorded investment of conventional real estate loans in the process of foreclosure was $562 thousand and $1.2 million at June 30, 2016 and December 31, 2015, respectively. OREO was $335 thousand, representing one residential property and one commercial property, at June 30, 2016, compared to $904 thousand, representing three residential properties and two commercial properties of OREO and property acquired in settlement of loans at December 31, 2015.

The carrying amount of acquired loans at June 30, 2016 totaled $112.9 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $1.6 million and an outstanding principal balance of $1.9 million at June 30, 2016. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The carrying amount of acquired loans at December 31, 2015 totaled $121.8 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $2.4 million and an outstanding principal balance of $3.1 million at December 31, 2015. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans for the periods indicated:

	Three months ended June 30,
(Dollars in thousands)	2016	2015
Accretable yield at the beginning of the period	$1,939	$2,125
Reclassification from nonaccretable difference for loans with improved cash flows	—	—
Accretion	(655)	(323)
Change in cash flows that do not affect nonaccretable difference	—	—

Accretable yield at the end of the period	$1,284	$1,802

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Accretable yield at the beginning of the period	$2,213	$2,125
Reclassification from nonaccretable difference for loans with improved cash flows	13	—
Accretion	(691)	(323)
Change in cash flows that do not affect nonaccretable difference	(251)	—

Accretable yield at the end of the period	$1,284	$1,802

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	June 30, 2016
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$245,849	$6,819	$119,749	$—	$372,417
Special mention	—	4,198	9	105	—	4,312
Substandard	4,135	9,489	553	441	—	14,618
Loans not formally rated	677,197	19,097	12,469	20,120	4,836	733,719

Total	$681,332	$278,633	$19,850	$140,415	$4,836	$1,125,066

Acquired:
Grade:
Pass	$—	$50,942	$1,021	$8,322	$—	$60,285
Special mention	—	1,678	—	—	—	1,678
Substandard	587	3,430	91	458	—	4,566
Loans not formally rated	44,150	1,140	106	377	863	46,636

Total	$44,737	$57,190	$1,218	$9,157	$863	$113,165

Total:
Grade:
Pass	$—	$296,791	$7,840	$128,071	$—	$432,702
Special mention	—	5,876	9	105	—	5,990
Substandard	4,722	12,919	644	899	—	19,184
Loans not formally rated	721,347	20,237	12,575	20,497	5,699	780,355

Total	$726,069	$335,823	$21,068	$149,572	$5,699	$1,238,231

	December 31, 2015
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$222,466	$19,208	$111,653	$—	$353,327
Special mention	—	4,278	18	112	—	4,408
Substandard	5,272	7,670	567	416	—	13,925
Loans not formally rated	662,199	25,420	13,870	21,415	5,411	728,315

Total	$667,471	$259,834	$33,663	$133,596	$5,411	$1,099,975

Acquired:
Grade:
Pass	$—	$56,212	$1,047	$8,031	$—	$65,290
Special mention	—	1,643	—	—	—	1,643
Substandard	1,038	4,097	92	509	—	5,736
Loans not formally rated	46,404	1,482	116	385	1,077	49,464

Total	$47,442	$63,434	$1,255	$8,925	$1,077	$122,133

Total:
Grade:
Pass	$—	$278,678	$20,255	$119,684	$—	$418,617
Special mention	—	5,921	18	112	—	6,051
Substandard	6,310	11,767	659	925	—	19,661
Loans not formally rated	708,603	26,902	13,986	21,800	6,488	777,779

Total	$714,913	$323,268	$34,918	$142,521	$6,488	$1,222,108

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial and municipal loans over $250 thousand. The assessment of those loans less than $250 thousand is based on the borrower’s ability to pay and not on overall risk. Additionally, the Company monitors the repayment activity for such loans less than $300 thousand and if a loan becomes delinquent over 60 days past due, it is reviewed for risk and is subsequently risk rated based on available information such as ability to repay based on current cash flow conditions and workout discussions with the borrower. For residential real estate, home equity and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment capacity.

Loan Servicing

The Company recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates. The amount of loans sold and participated out which are serviced by the Company is as follows for the periods indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Sold loans	$451,834	$445,855

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

The balances of capitalized servicing rights, net of valuation allowances, included in other assets at June 30, 2016, and December 31, 2015 were $2.1 million and $2.4 million, respectively. The fair value of capitalized servicing rights was $3.1 million as of June 30, 2016 and $4.0 million as of December 31, 2015. Servicing rights of $311 thousand were capitalized during the six months ended June 30, 2016, compared to $628 thousand for the same period in 2015. Amortization of capitalized servicing rights was $503 thousand for the six months ended June 30, 2016, compared to $514 thousand for the same period in 2015. Servicing rights of $203 thousand were capitalized during the three months ended June 30, 2016, compared to $465 thousand for the same period in 2015. Amortization of capitalized servicing rights was $247 thousand for the three months ended June 30, 2016, compared to $157 thousand for the same period in 2015.

Following table is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$198	$63	$73	$19
Increase (decrease)	67	(4)	192	40

Balance, end of period	$265	$59	$265	$59

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

The following table represents the Company’s short-term collateralized financing obtained through repurchase agreements and the related collateral pledged as of the periods indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Repurchase agreements collateral
U.S. Treasury notes	$2,519	$20,973
U.S. government-sponsored enterprise bonds	376	414
Mortgage-backed securities	24,187	2,896
Municipal bonds	746	729

Total	$27,828	$25,012

Repurchase agreements	$20,540	$17,957

Note I—Stock-Based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 410,000 shares remaining available for issuance at June 30, 2016. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the six months ended June 30, 2016 and 2015, stock-based compensation expense of $172 thousand and $79 thousand, respectively, was recognized under the Company’s equity plan. During the three months ended June 30, 2016 and 2015, stock-based compensation expense of $86 thousand and $39 thousand, respectively, was recognized under the Company’s equity plan. As of June 30, 2016, there were no options and 69,800 non-vested restricted stock awards outstanding under the 2004 Plan.

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

Note J—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$93	$93	$185	$187
Expected return on plan assets	(189)	(160)	(377)	(321)
Amortization of unrecognized net loss	96	89	192	178

Net periodic pension cost	$—	$22	$—	$44

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

The following table summarizes the fair values of derivative instruments in the consolidated balance sheet as of the periods indicated:

	June 30, 2016
(Dollars in thousands)	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$15,545	$143
Forward loan sale commitments	$15,880	$(171)

	December 31, 2015
(Dollars in thousands)	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$4,623	$32
Forward loan sale commitments	$5,135	$(14)

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

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS for the six months ended June 30, 2016 and 2015 assumes, as of the beginning of the period, exercise of stock awards using the treasury stock method. Certain of our stock awards that would potentially dilute Basic EPS in the future were antidilutive for the six months ended June 30, 2016 and 2015 and are presented below.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net income as reported	$2,368	$2,418	$4,837	$4,721
Cumulative preferred stock dividend earned	—	(20)	—	(40)
Dividends and undistributed earnings allocated to participating shares	(25)	—	(52)	—

Net income applicable to common stock	$2,343	$2,398	$4,785	$4,681

Weighted average common shares outstanding for basic EPS	8,298,504	8,285,521	8,292,397	8,273,519
Effect of dilutive equity-based awards	—	13,063	653	13,685

Weighted average common shares outstanding for dilutive EPS	8,298,504	8,298,584	8,293,050	8,287,204
Earnings per common share – basic	$0.28	$0.29	$0.58	$0.57

Earnings per common share – diluted	$0.28	$0.29	$0.58	$0.56

Note M—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

(Dollars in thousands)	As of
	June 30, 2016	December 31, 2015
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$911	$(810)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(3,040)	(3,040)

Accumulated other comprehensive loss	$(2,129)	$(3,850)

Reclassification disclosures for the periods ended June 30, 2016 and 2015 follow:

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net unrealized holding gains (losses) on available-for-sale securities	$1,400	$(515)	$4,051	$260
Reclassification adjustment for realized gains in net income (1)	(1,201)	(1)	(1,201)	(373)

Other comprehensive income (loss) before income tax effect	199	(516)	2,850	(113)
Income tax (expense) benefit	(79)	204	(1,129)	45

Other comprehensive income (loss), net of tax effect	$120	$(312)	$1,721	$(68)

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales of securities, net, the tax expense in the amount of $477 thousand for the three and six months ended June 30, 2016 is included in provision for income taxes and the after tax amounts are included in net income.

Note N—Operating Segments

The Company has two reportable operating segments: Banking, which includes the activities of the Bank and its subsidiaries, excluding Charter Holding, and Wealth Management, which includes the activities of Charter Holding and its subsidiaries. Activities of the Company, which operates as the parent holding company of the Bank and its subsidiaries, and all financial activity between the Company and the Banking and Wealth Management segments are eliminated.

The accounting policies of each reportable segment are the same as those of the Company. Income tax expense for the individual segments is calculated based on the activity of the segments.

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended June 30, 2016
Net interest and dividend income (expense)	$11,404	$5	$(479)	$—	$10,930
Provision for loan losses	121	—	—	—	121
Noninterest income	3,866	2,138	3,574	(3,840)	5,738
Noninterest expense	10,253	1,796	1,038	(47)	13,040

Income before provision for income taxes	4,896	347	2,057	(3,793)	3,507
Provision (benefit) for income taxes	1,322	128	(311)	—	1,139

Net income	$3,574	$219	$2,368	$(3,793)	$2,368

Total Assets	$1,593,232	$24,075	$177,792	$(204,435)	$1,590,664

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended June 30, 2015
Net interest and dividend income (expense)	$10,625	$—	$(459)	$—	$10,166
Provision for loan losses	215	—	—	—	215
Noninterest income	3,145	2,196	2,905	(3,202)	5,044
Noninterest expense	9,444	1,716	338	—	11,498

Income before provision for income taxes	4,111	480	2,108	(3,202)	3,497
Provision (benefit) for income taxes	1,206	183	(310)	—	1,079

Net income	$2,905	$297	$2,418	$(3,202)	$2,418

Total Assets	$1,489,915	$20,151	$174,741	$(173,303)	$1,511,504

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Six Months Ended June 30, 2016
Net interest and dividend income (expense)	$22,433	$10	$(950)	$—	$21,493
Provision for loan losses	232	—	—	—	232
Noninterest income	6,603	4,206	6,442	(6,934)	10,317
Noninterest expense	19,880	3,573	1,215	(87)	24,581

Income before provision for income taxes	8,924	643	4,277	(6,847)	6,997
Provision (benefit) for income taxes	2,483	237	(560)	—	2,160

Net income	$6,441	$406	$4,837	$(6,847)	$4,837

Total Assets	$1,593,232	$24,075	$177,792	$(204,435)	$1,590,664

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Six Months Ended June 30, 2015
Net interest and dividend income (expense)	$21,307	$7	$(916)	$—	$20,398
Provision for loan losses	419	—	—	—	419
Noninterest income	6,047	4,230	5,640	(6,117)	9,800
Noninterest expense	18,867	3,469	575	—	22,911

Income before provision for income taxes	8,068	768	4,149	(6,117)	6,868
Provision (benefit) for income taxes	2,428	291	(572)	—	2,147

Net income	$5,640	$477	$4,721	$(6,117)	$4,721

Total Assets	$1,489,915	$20,151	$174,741	$(173,303)	$1,511,504

Note O—Merger Agreement

On May 5, 2016, we announced the signing of a definitive merger agreement pursuant to which Bar Harbor Bankshares (“Bar Harbor”), the holding company for Bar Harbor Bank & Trust (the “Bank”), will acquire the Company, whereby the Company will merge with and into Bar Harbor (the “Merger”). Thereafter, pursuant to the terms of the plan of bank merger to be entered into by the Bank and Bar Harbor Bank, the Bank will merge with and into Bar Harbor Bank, with Bar Harbor Bank surviving. Under the terms of the merger agreement, each outstanding share of the Company common stock will be converted into the right to receive 0.4970 shares of Bar Harbor common stock. The transaction is expected to close in the fourth quarter of 2016 or first quarter of 2017, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of the Company and Bar Harbor. If the merger is not consummated under certain circumstances, the Company has agreed to pay Bar Harbor a termination fee of $5.5 million.

Note P—Subsequent Events

On July 11, 2016, the Company declared a regular quarterly cash dividend of $0.14 per common share payable July 29, 2016, to stockholders of record as of July 22, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the six months ended June 30, 2016:

•	Net income available to common stockholders increased 2.22% compared to the same period in 2015.

•	Return on average common stockholders’ equity of 6.94% and return on average assets of 0.62%.

•	Book value per common share increased 3.31% to $16.86 as of June 30, 2016.

•	Net loans increased $16.4 million, or 1.35%, to $1.2 billion as of June 30, 2016.

•	Loans totaling $178.1 million were originated.

•	Our loan servicing portfolio increased $5.9 million to $451.8 million.

•	Net loan charge-offs were $372 thousand, or 0.06% (annualized) of average loans, for the six months ended June 30, 2016.

•	As a percentage of total loans, nonperforming loans were 0.47%.

•	Net interest margin was 3.05%.

•	Noninterest income increased 5.28% to $10.3 million compared to the same period in 2015.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016. For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K (“Annual Report”).

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

Comparison of Financial Condition at June 30, 2016 (unaudited) and December 31, 2015

Assets. Total assets were $1.6 billion at June 30, 2016, compared to $1.5 billion at December 31, 2015, an increase of $72.9 million, or 4.80%.

Securities Portfolio. Securities available-for-sale increased $37.2 million, or 30.97%, to $157.4 million at June 30, 2016 from $120.2 million at December 31, 2015 as a result of $70.5 million in securities purchased during the period. Net unrealized gains on securities available-for-sale were $1.5 million at June 30, 2016 compared to net unrealized losses of $1.3 million at December 31, 2015. During the six months ended June 30, 2016, we sold securities with a total book value of $30.2 million for a net gain on sales of $1.2 million and $362 thousand of municipal bonds were called. During the same period, we purchased securities totaling $70.5 million, including mortgage-backed securities, municipal securities and corporate bonds. Our net unrealized gain (after tax) on our investment portfolio was $911 thousand at June 30, 2016 compared to a net unrealized loss (after tax) of $810 thousand at December 31, 2015. The investments in our investment portfolio that were temporarily impaired as of June 30, 2016 consisted of U.S. Treasury notes, U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds, other bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. We do not believe the unrealized losses on equity securities relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio increased $16.4 million, or 1.35%, to $1.2 billion at June 30, 2016 from $1.2 billion at December 31, 2015. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $10.2 million, commercial real estate loans of $12.6 million and commercial and municipal loans of $7.1 million, offset in part by a decrease in land and construction loans of $13.9 million. As a percentage of total loans, impaired loans decreased to 0.83% at June 30, 2016 from 1.06% at December 31, 2015. During the six months ended June 30, 2016, we originated $178.1 million in loans, an increase of 5.26%, compared to $169.2 million during the same period in 2015. At June 30, 2016, our mortgage servicing loan portfolio was $451.8 million, compared to $445.9 million at December 31, 2015. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At June 30, 2016, adjustable-rate mortgages comprised approximately 61.56% of our real estate mortgage loan portfolio, which represents a slightly higher percentage compared to the mix at December 31, 2015 of 60.67%.

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

The allowance for loan losses at June 30, 2016 was $8.8 million compared to $8.9 million at December 31, 2015. The allowance for loan losses represents 0.71% of total loans held at June 30, 2016 compared to 0.73% at December 31, 2015. Total impaired loans at June 30, 2016 were $10.2 million, representing 116.30% of the allowance for loan losses. Modestly improving economic and market conditions and actual charge-off experience within the portfolio during the period resulted in us making $232 thousand in provisions to the allowance for loan losses during the six months ended June 30, 2016, compared to $419 thousand in provisions made for the same period in 2015. Loan charge-offs were $576 thousand during the six month period ended June 30, 2016, compared to $1.3 million for the same period in 2015. Recoveries were $204 thousand during the six month period ended June 30, 2016, compared to $551 thousand for the same period in 2015. This activity resulted in net charge-offs of $372 thousand for the six month period ended June 30, 2016, compared to $749 thousand for the same period in 2015. One-to-four family residential mortgages, commercial mortgages, commercial and municipal and consumer loans accounted for 23%, 42%, 7% and 28%, respectively, of the amounts charged-off during the six month period ended June 30, 2016.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses at $8.8 million. The risk of loss inherent in the loan portfolio was affected by a decrease in the originated loan portfolio, a reduction in impaired loans and modestly improving economic conditions. Management may make additional provisions during the remainder of 2016 to maintain the allowance at an adequate level.

Included in the allowance for loan losses is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At June 30, 2016, the overdraft allowance was $17 thousand, compared to $16 thousand at December 31, 2015. There were provisions of $32 thousand for overdraft losses recorded during the six month period ended June 30, 2016, compared to $19 thousand for the same period during 2015. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following tables are a summary of activity in the allowance for loan losses account for the periods indicated:

	Six months ended June 30, 2016
(Dollars in thousands)	Originated	Acquired	Total
Balance, beginning of year	$8,607	$298	$8,905

Charge-offs:
Conventional	(94)	(37)	(131)
Commercial real estate	(242)	—	(242)
Construction	—	—	—
Commercial and municipal loans	(39)	—	(39)
Consumer loans	(163)	(1)	(164)

Total charged-off loans	(538)	(38)	(576)

Recoveries:
Conventional	23	27	50
Commercial and municipal loans	44	2	46
Consumer loans	102	6	108

Total recoveries	169	35	204

Net charge-offs:	(369)	(3)	(372)

Provision (benefit) for loan loss charged to income:
Conventional	422	(29)	393
Commercial real estate	(256)	(10)	(266)
Construction	(51)	16	(35)
Commercial and municipal loans	7	(8)	(1)
Consumer loans	71	(5)	66
Unallocated	75	—	75

Total provision (benefit)	268	(36)	232

Ending balance	$8,506	$259	$8,765

	Six months ended June 30, 2015
(Dollars in thousands)	Originated	Acquired	Total
Balance, beginning of year	$9,269	$—	$9,269

Charge-offs:
Conventional	(281)	—	(281)
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	(135)	—	(135)
Commercial and municipal loans	(884)	—	(884)

Total charged-off loans	(1,300)	—	(1,300)

Recoveries:
Conventional	8	—	8
Commercial real estate	—	—	—
Construction	—	—	—
Consumer loans	78	—	78
Commercial and municipal loans	465	—	465

Total recoveries	551	—	551

Net charge-offs:	(749)	—	(749)

Provision (benefit) for loan loss charged to income:
Conventional	119	—	119
Commercial real estate	(285)	—	(285)
Construction	61	—	61
Consumer loans	53	—	53
Commercial and municipal loans	417	—	417
Unallocated	54	—	54

Total provision	419	—	419

Ending balance	$8,939	$—	$8,939

The following table is a summary of activity in the allowance for overdraft privilege accounts for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Beginning balance	$16	$20

Overdraft charge-offs	(130)	(93)
Overdraft recoveries	99	66

Net overdraft charge-offs	(31)	(27)

Provision for overdraft losses	32	19

Ending balance	$17	$12

The following table sets forth the allocation of the allowance for loan losses, the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

	June 30, 2016			December 31, 2015
(Dollars in thousands)		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,419	50%	55%	$3,997	45%	54%
Commercial	2,278	26%	22%	2,751	31%	21%
Land and construction	146	2%	2%	182	2%	3%
Commercial and municipal loans	1,211	14%	11%	1,192	13%	11%
Collateral and consumer loans	78	1%	—	68	1%	—
Unallocated	137	1%	—	62	1%	—
Acquired loans (discounts to related credit quality)	259	3%	9%	298	3%	10%
Impaired loans	237	3%	1%	355	4%	1%

Allowance	$8,765	100%	100%	$8,905	100%	100%

Allowance for originated loans as a percentage of originated loans		0.76%			0.78%
Non-performing loans as a percentage of allowance		66.94%			67.67%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Allowance for loan losses	$8,748	$8,889
Overdraft allowance	17	16

Total allowance	$8,765	$8,905

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans net of specific reserves were $18.9 million at June 30, 2016, compared to $19.7 million at December 31, 2015. OREO was $335 thousand at June 30, 2016 compared to $904 thousand at December 31, 2015. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Six loans considered to be impaired loans at June 30, 2016 have specific allowances identified and assigned. The six loans are secured by real estate, business assets or a combination of both. At June 30, 2016, the allowance included $237 thousand allocated to impaired loans compared to $386 thousand at December 31, 2015.

At June 30, 2016, we had 55 loans totaling $8.0 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At June 30, 2016, 38 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 17 were non-performing at June 30, 2016. The total balance of these past due loans was $2.2 million. At December 31, 2015, we had 56 loans totaling $8.4 million considered to be TDRs.

Loans over 90 days past due were $3.2 million at June 30, 2016, compared to $3.9 million at December 31, 2015. Loans 30 to 89 days past due totaled $5.9 million at June 30, 2016, compared to $6.0 million at December 31, 2015. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.40% at December 31, 2015 to 0.37% at June 30, 2016 and, as a percentage of total loans, decreased from 0.49% at December 31, 2015 to 0.47% at June 30, 2016.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties that we reasonably expect will materially impact future operating results, liquidity or capital resources. For the six-month period ended June 30, 2016, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At June 30, 2016, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans	$5,867	66.94%	0.37%	$6,026	67.67%	0.40%
Other real estate owned and chattel	335	3.82%	0.02%	904	10.15%	0.06%

Total non-performing assets	$6,202	70.76%	0.39%	$6,930	77.82%	0.46%

The following table sets forth the recorded investment in nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Real estate:
Conventional	$3,036	$3,017
Home equity	115	183
Commercial	2,550	2,242
Commercial and municipal	166	584

Total	$5,867	$6,026

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

Goodwill. Goodwill was $44.6 million, or 2.80% of total assets, as of June 30, 2016, compared to $44.6 million, or 2.94% of total assets, as of December 31, 2015.

Other Intangible Assets. Other intangible assets were $7.1 million, or 0.45% of total assets, as of June 30, 2016, compared to $7.8 million, or 0.52% of total assets, as of December 31, 2015. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $335 thousand, representing one residential property and one commercial property, at June 30, 2016, compared to $904 thousand, representing three residential properties and two commercial properties at December 31, 2015. During the six months ended June 30, 2016, three properties were sold while no additional properties were added.

Deposits. Total deposits decreased $9.0 million, or 0.78%, to $1.1 billion at June 30, 2016 compared to $1.2 billion at December 31, 2015. The decrease was primarily due to a decrease of $32.0 million in savings and money market accounts, partially offset by increases of $9.2 million in time deposits and $13.7 million in checking accounts.

Borrowings. We had outstanding balances of $226.2 million in advances from the FHLB at June 30, 2016, representing an increase of $76.2 million in outstanding balances compared to December 31, 2015. In addition to advances, we had 11 letters of credit totaling $44.8 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase increased $2.6 million, or 14.38%, to $20.5 million at June 30, 2016 from $18.0 million at December 31, 2015.

Comparison of the Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015 (unaudited)

Overview. Consolidated net income for the six months ended June 30, 2016 was $4.8 million, or $0.58 per diluted common share, compared to $4.7 million, or $0.56 per diluted common share, for the same period in 2015, an increase of $116 thousand, or 2.46%. Our net interest margin increased to 3.05% for the six months ended June 30, 2016 from 2.99% for the six months ended June 30, 2015. Our return on average assets and average common stockholders’ equity for the six months ended June 30, 2016 were 0.62% and 6.94%, respectively, compared to 0.63% and 7.05%, respectively, for the same period in 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 5.37%, to $21.5 million for the six-month period ended June 30, 2016, compared to $20.4 million for the six-month period ended June 30, 2015, due to the additional income of $888 thousand related to securities purchased in the first quarter of 2016 and a decrease in interest on deposits of $208 thousand, or 10.11%, offset in part by an increase in interest on advances and other borrowed money of $430 thousand, or 81.75%.

Interest and Dividend Income. For the six months ended June 30, 2016, total interest and dividend income increased $1.4 million, or 5.73%, to $25.3 million, compared to $23.9 million for the same period in 2015. Interest and fees on loans increased $327 thousand, or 1.42%, to $23.4 million for the six-month period ended June 30, 2016, compared to $23.1 million for the same period in 2015. Interest and dividends on investments and other interest increased $1.0 million, or 120.28%, for the six-month period ended June 30, 2016 compared to the same period in 2015.

Interest Expense. For the six months ended June 30, 2016, total interest expense increased $276 thousand, or 7.79%, to $3.8 million, compared to $3.5 million for the same period in 2015. Interest on deposits decreased $208 thousand, or 10.11%, to $1.8 million for the six-month period ended June 30, 2016 compared to the same period in 2015 due in part to the migration from time deposits to lower cost deposit products. For the six months ended June 30, 2016, interest on advances and other borrowed money increased $430 thousand, or 81.75%, to $956 thousand from $526 thousand for the same period in 2015 due in part to the increase in FHLB advances of $76.2 million during the six months ended June 30, 2016.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the six-month periods indicated.

	Six month period ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost(4)	Average Balance(1)	Interest	Yield/ Cost(4)
Assets:
Interest-earning assets:
Loans(2)	$1,232,507	$23,398	3.80%	$1,202,162	$23,071	3.79%
Investment securities and other(5)	177,751	1,912	2.15%	159,993	868	1.09%

Total interest-earning assets	1,410,258	25,310	3.59%	1,362,155	23,939	3.51%

Noninterest-earning assets:
Cash	29,340			15,289
Other noninterest-earning assets(3)	129,887			130,806

Total noninterest-earning assets	159,227			146,095

Total	$1,569,485			$1,508,250

Interest-bearing liabilities:
Savings, NOW and MMAs	$763,400	$463	0.12%	$741,783	$433	0.12%
Time deposits	325,413	1,386	0.85%	345,722	1,624	0.94%
Repurchase agreements	18,509	51	0.55%	16,061	32	0.40%
Subordinated debentures and other borrowed funds	248,168	1,917	1.54%	177,430	1,452	1.64%

Total interest-bearing liabilities	1,355,490	3,817	0.56%	1,280,996	3,541	0.55%

Noninterest-bearing liabilities:
Demand deposits	53,071			50,634
Other	21,474			34,687

Total noninterest-bearing liabilities	74,545			85,321

Stockholders’ equity	139,450			141,933

Total	$1,569,485			$1,508,250

Net interest and dividend income/Net interest rate spread		$21,493	3.03%		$20,398	2.96%

Net interest margin			3.05%			2.99%

Percentage of interest-earning assets to interest-bearing liabilities			104.04%			106.34%

(1)	Monthly average balances have been used for all periods.

(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.
(4)	Yields and costs are annualized.
(5)	The yield on investment securities does not consider the impact of the tax effect on tax exempt municipal bonds.

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

	Six Months Ended June 30, 2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$168	$159	$327
Interest income on investments	106	938	1,044

Total interest income	274	1,097	1,371

Interest expense on savings, NOW and MMAs	13	17	30
Interest expense on time deposits	(92)	(146)	(238)
Interest expense on repurchase agreements	5	14	19
Interest expense on subordinated debentures and other borrowed funds	541	(76)	465

Total interest expense	467	(191)	276

Net interest income	$(193)	$1,288	$1,095

Provision for Loan Losses. The provision for loan losses (excluding overdraft losses) was $200 thousand for the six months ended June 30, 2016, compared to $400 thousand of provisions during the same period in 2015. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $32 thousand in provisions for overdraft losses in the six months ended June 30, 2016, compared to $19 thousand in provisions during the same period in 2015. For additional information on provisions and adequacy, please refer to the Allowance for Loan Losses section herein.

Noninterest Income and Expense. For the six months ended June 30, 2016, total noninterest income increased $517 thousand, or 5.28%, to $10.3 million, compared to $9.8 million for the same period in 2015.

Customer service fees increased $41 thousand, or 1.45%, to $2.9 million from $2.8 million for the six months ended June 30, 2015. This increase includes an increase of $61 thousand in fees related to ATM interchange income.

Gain on sales and calls of securities increased $828 thousand, or 221.98%, to $1.2 million for the six months ended June 30, 2016 from $373 thousand for the six months ended June 30, 2015.

Mortgage banking activities decreased $462 thousand, or 57.04%, to $348 thousand from $810 thousand for the six months ended June 30, 2015. The change represents a decrease of $86 thousand in gains on sales of loans, a decrease of $317 thousand for capitalized mortgage servicing rights and an increase in expense related to the fair value adjustment of forward contracts, which were partially offset by a decrease of $11 thousand for the amortization of mortgage servicing rights and $75 thousand decrease in deferred fees on sold loans. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net losses on other real estate and property owned increased $39 thousand to a net loss of $42 thousand for the six months ended June 30, 2016 from a net loss of $3 thousand for the same period in 2015.

Trust and investment management fee income decreased $80 thousand, or 1.88%, to $4.2 million for the six months ended June 30, 2016, compared to $4.2 million for the same period in 2015.

Insurance and brokerage service income increased $88 thousand, or 10.74% to $907 thousand for the six months ended June 30, 2016 compared to $819 thousand for the same period in 2015.

Bank-owned life insurance income increased $139 thousand, or 46.64% to $437 thousand for the six months ended June 30, 2016 compared to $298 thousand for the same period in 2015, primarily related to the addition of $10 million of bank-owned life insurance purchased during the fourth quarter of 2015.

Other income increased $5 thousand, or 5.62%, to $94 thousand for the six months ended June 30, 2016 from $89 thousand for the same period in 2015.

Total noninterest expenses increased $1.7 million, or 7.29%, to $24.6 million for the six months ended June 30, 2016, compared to $22.9 million for the same period in 2015, as discussed below.

Salaries and employee benefits increased $326 thousand, or 2.71%, to $12.3 million from $12.0 million for the six months ended June 30, 2015. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $356 thousand, or 2.73%, to $13.4 million from $13.0 million for the six months ended June 30, 2015. Salary expense increased $375 thousand, or 3.83%, to $10.2 million from $9.8 million for the same period in 2015, reflecting ordinary cost-of-living adjustments, staffing increases and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $30 thousand, or 2.93%, to $1.1 million from $1.0 million for the same period in 2015.

Occupancy expenses decreased $246 thousand, or 7.65%, to $3.0 million from $3.2 million for the same period in 2015. The decrease relates primarily to $93 thousand and $54 thousand decreases in snow removal and fuel expenses, respectively, due to mild weather during the first quarter of 2016 compared to the same period in 2015 as well as cost savings realized in 2016 due to closing two locations during the fourth quarter of 2015.

Outside services increased $145 thousand, or 12.26%, to $1.3 million from $1.2 million for the same period in 2015 due primarily to increases in core processing fees of $108 thousand. Professional services decreased $57 thousand, or 8.65%, to $602 thousand from $659 thousand for the same period in 2015.

Supplies expense increased $25 thousand, or 9.16%, to $298 thousand from $273 thousand for the same period in 2015. Telephone expense increased $4 thousand, or 0.74%, to $544 thousand from $540 thousand for the same period in 2015.

Merger related expenses during the six months ending June 30, 2016 were $754 thousand compared to none for the same period in 2015.

Amortization of intangible assets decreased $89 thousand, or 11.47%, to $687 thousand from $776 thousand for the same period in 2015 as our intangible assets are on the sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $812 thousand, or 27.78%, to $3.7 million from $2.9 million for the same period in 2015. This increase includes increases of $270 thousand in contributions, $62 thousand in insurance premium expense, $192 thousand of MSR impairment expense, $176 thousand in expenses related to ATM and debit card losses and $93 thousand related to vesting of stock awards.

Comparison of the Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015 (unaudited)

Overview. Consolidated net income for the three months ended June 30, 2016 was $2.4 million, or $0.28 per diluted common share, compared to $2.4 million, or $0.29 per diluted common share, for the same period in 2015, a decrease of $50 thousand, or 2.07%. Our net interest margin increased to 3.08% for the three months ended June 30, 2016 from 2.95% for the three months ended June 30, 2015. Our return on average assets and average common stockholders’ equity for the three months ended June 30, 2016 were 0.60% and 6.76%, respectively, compared to 0.64% and 7.20%, respectively, for the same period in 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $764 thousand, or 7.52%, to $10.9 million for the three month period ended June 30, 2016, compared to $10.2 million for the three month period ended June 30, 2015, due to the additional income of $495 thousand primarily related to securities purchased in the first quarter of 2016 and a decrease in interest on deposits of $73 thousand, or 7.37%, offset in part by an increase in interest on advances and other borrowed money of $286 thousand, or 117.21%.

Interest and Dividend Income. For the three months ended June 30, 2016, total interest and dividend income increased $1.0 million, or 8.46%, to $12.9 million, compared to $11.9 million for the same period in 2015. Interest and fees on loans increased $391 thousand, or 3.41%, to $11.9 million for the three month period ended June 30, 2016, compared to $11.5 million for the same period in 2015. Interest and dividends on investments and other interest increased $614 thousand, or 152.74%, for the three month period ended June 30, 2016 compared to the same period in 2015.

Interest Expense. For the three months ended June 30, 2016, total interest expense increased $241 thousand, or 14.04%, to $2.0 million, compared to $1.7 million for the same period in 2015. Interest on deposits decreased $73 thousand, or 7.37%, to $918 thousand for the three month period ended June 30, 2016 compared to the same period in 2015 due in part to the migration from time deposits to lower cost deposit products. For the three months ended June 30, 2016, interest on advances and other borrowed money increased $286 thousand, or 117.21%, to $530 thousand from $244 thousand for the same period in 2015 due in part to the increase in FHLB advances of $22.8 million during the three months ended June 30, 2016.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three-month periods indicated.

	Three month period ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost(4)	Average Balance(1)	Interest	Yield/ Cost(4)
Assets:
Interest-earning assets:
Loans(2)	$1,238,413	$11,872	3.83%	$1,215,403	$11,481	3.78%
Investment securities and other(5)	179,814	1,016	2.26%	162,343	402	0.99%

Total interest-earning assets	1,418,227	12,888	3.63%	1,377,746	11,883	3.45%

Noninterest-earning assets:
Cash	41,532			14,530
Other noninterest-earning assets(3)	132,035			112,036

Total noninterest-earning assets	173,567			126,566

Total	$1,591,794			$1,504,312

Interest-bearing liabilities:
Savings, NOW and MMAs	$757,281	$153	0.08%	$742,250	$293	0.16%
Time deposits	328,795	765	0.93%	336,210	698	0.83%
Repurchase agreements	19,523	26	0.53%	16,778	17	0.41%
Subordinated debentures and other borrowed funds	267,992	1,014	1.51%	183,544	709	1.55%

Total interest-bearing liabilities	1,373,591	1,958	0.57%	1,278,782	1,717	0.54%

Noninterest-bearing liabilities:
Demand deposits	54,108			50,804
Other	23,944			32,413

Total noninterest-bearing liabilities	78,052			83,217

Stockholders’ equity	140,151			142,313

Total	$1,591,794			$1,504,312

Net interest and dividend income/Net interest rate spread		$10,930	3.06%		$10,166	2.91%

Net interest margin			3.08%			2.95%

Percentage of interest-earning assets to interest-bearing liabilities			103.25%			107.74%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.
(4)	Yields and costs are annualized.
(5)	The yield on investment securities does not consider the impact of the tax effect on tax exempt municipal bonds.

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

	Three Months Ended June 30, 2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$219	$172	$391
Interest income on investments	48	566	614

Total interest income	267	738	1,005

Interest expense on savings, NOW and MMAs	6	(146)	(140)
Interest expense on time deposits	(15)	82	67
Interest expense on repurchase agreements	3	6	9
Interest expense on subordinated debentures and other borrowed funds	319	(14)	305

Total interest expense	313	(72)	241

Net interest income	$(46)	$810	$764

Provision for Loan Losses. The provision for loan losses (excluding overdraft losses) was $100 thousand for the three months ended June 30, 2016, compared to $200 thousand of provisions during the same period in 2015. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $21 thousand in provisions for overdraft losses in the three months ended June 30, 2016, compared to $15 thousand in provisions during the same period in 2015. For additional information on provisions and adequacy, please refer to the Allowance for Loan Losses section herein.

Noninterest Income and Expense. For the three months ended June 30, 2016, total noninterest income increased $694 thousand, or 13.76%, to $5.7 million, compared to $5.0 million for the same period in 2015.

Customer service fees decreased $1 thousand, or 0.07%, to $1.5 million from $1.5 million for the three months ended June 30, 2015.

Gain on sales and calls of securities increased $1.2 million from $1 thousand for the three months ended June 30, 2015. This increase is due to the increased volume of sales of securities during the three months ended June 30, 2016, compared to the same period in 2015.

Mortgage banking activities decreased $447 thousand, or 65.45%, to $236 thousand from $683 thousand for the three months ended June 30, 2015. The change represents a decrease of $15 thousand in gains on sales of loans, a decrease of $262 thousand for capitalized mortgage servicing rights and an increase of $90 thousand for the amortization of mortgage servicing rights. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net losses on other real estate and property owned were $27 thousand for the three months ended June 30, 2016 compared to no net gains or losses for the same period in 2015.

Trust and investment management fee income decreased $87 thousand, or 3.95%, to $2.1 million for the three months ended June 30, 2016, compared to $2.2 million for the same period in 2015.

Insurance and brokerage service income increased $74 thousand, or 25.00%, to $370 thousand for the three months ended June 30, 2016 compared to $296 thousand for the same period in 2015.

Bank-owned life insurance income increased $66 thousand, or 43.42%, to $218 thousand for the three months ended June 30, 2016 compared to $152 thousand for the same period in 2015, primarily related to the addition of $10 million of bank-owned life insurance purchased during the fourth quarter of 2015.

Other income decreased $83 thousand to $2 thousand for the three months ended June 30, 2016 from $85 thousand for the same period in 2015. The decrease is primarily related to the timing of distributions from a limited partnership recorded in the first quarter in 2016 and the second quarter in 2015.

Total noninterest expenses increased $1.5 million, or 13.41%, to $13.0 million for the three months ended June 30, 2016, compared to $11.5 million for the same period in 2015, as discussed below.

Salaries and employee benefits increased $140 thousand, or 2.34%, to $6.1 million from $6.0 million for the three months ended June 30, 2015. Gross salaries and benefits paid, which excludes the deferral of expenses associated with the origination of loans, increased $99 thousand, or 1.50%, to $6.7 million from $6.6 million for the three months ended June 30, 2015. Salary expense increased $55 thousand, or 1.07%, to $5.1 million from $5.0 million for the same period in 2015, reflecting ordinary cost-of-living adjustments, staffing increases and promotional increases. The deferral of expenses in conjunction with the origination of loans decreased $41 thousand, or 6.42%, to $598 thousand from $639 thousand for the same period in 2015.

Occupancy expenses decreased $67 thousand, or 4.37%, to $1.5 million from $1.5 million for the same period in 2015. The decrease relates primarily to $71 thousand in repairs and maintenance expenses for equipment, software and other general maintenance.

Advertising and promotion increased $27 thousand, or 9.96%, to $298 thousand from $271 thousand for the same period in 2015. Outside services increased $104 thousand, or 17.60%, to $695 thousand from $591 thousand for the same period in 2015 primarily related to increases in core data processing expenses. Professional services decreased $70 thousand, or 18.57%, to $307 thousand from $377 thousand for the same period in 2015.

Supplies expense decreased $13 thousand, or 7.98%, to $150 thousand from $163 thousand for the same period in 2015. Telephone expense increased $2 thousand, or 0.74%, to $273 thousand from $271 thousand for the same period in 2015.

Merger related expenses during the three months ending June 30, 2016 were $754 thousand compared to none for the same period in 2015.

Amortization of intangible assets decreased $45 thousand, or 11.66%, to $341 thousand from $386 thousand for the same period in 2015 as our intangible assets are on the sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $712 thousand, or 48.63%, to $2.2 million from $1.5 million for the same period in 2015. This increase includes increases of $244 thousand in contributions, $37 thousand in insurance premium expense, $71 thousand of MSR impairment expense, $168 thousand in expenses related to ATM and debit card losses and $47 thousand related to vesting of stock awards.

Contractual Obligations and Contingent Liabilities

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described in the section in our Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities.”

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At June 30, 2016, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $83.9 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At June 30, 2016, we had approximately $117.3 million in additional borrowing capacity from the FHLB.

At June 30, 2016, stockholders’ equity totaled $141.4 million, compared to $136.7 million at December 31, 2015. This increase reflects net income of $4.8 million, the declaration of $2.3 million in common stock dividends, contributions and reinvestments in the dividend reinvestment program of $135 thousand and $1.7 million in other comprehensive income.

At June 30, 2016, we had unrestricted funds available in the amount of $1.0 million. As of June 30, 2016, our total cash needs for the remainder of 2016 are estimated to be approximately $4.0 million with $2.3 million projected to be used to pay cash dividends on our common stock, $574 thousand to pay interest on our subordinated debt, $352 thousand to pay interest on our capital securities and approximately $838 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2016, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier 1 Capital.

For the six months ended June 30, 2016, net cash used in operating activities decreased $6.3 million to $669 thousand, compared to cash provided of $5.6 million for the same period in 2015. Cash provided by loans sold decreased $17.3 million for the six months ended June 30, 2016, compared to the same period in 2015. Net gain on sales of loans decreased $86 thousand for the six months ended June 30, 2016, compared to the same period in 2015. Net gain on sales and calls of securities increased $828 thousand for the six months ended June 30, 2016, compared to the same period in 2015, as a result of $31.8 million of securities sold during the six months ended June 30, 2016, compared to approximately $40.7 million of securities sold during the same period in 2015. The provision for loan losses decreased $187 thousand for the six months ended June 30, 2016, compared to the same period in 2015. The change in accrued interest receivable and other assets increased $2.0 million for the six months ended June 30, 2016, compared to the same period in 2015. The change in accrued expenses and other liabilities decreased $3.5 million, compared to the same period in 2015.

Net cash used in investing activities was $54.8 million for the six months ended June 30, 2016, compared to cash provided of $6.5 million for the same period in 2015, a change of $61.3 million. The cash used by net securities activities was $33.4 million for the six months ended June 30, 2016, compared to cash used in net securities activities of $3.5 million for the same period in 2015. The cash used for purchases of securities decreased by $136.1 million for the six months ended June 30, 2016, compared to the same period in 2015, and cash provided by maturities of securities decreased $157.1 million for the six months ended June 30, 2016, compared to the same period in 2015. Cash used in loan originations and principal collections, net, was $16.8 million for the six months ended June 30, 2016, a change of $27.0 million, compared to cash provided of $10.2 million for the same period in 2015.

For the six months ended June 30, 2016, net cash flows provided by financing activities were $67.5 million compared to net cash provided by financing activities of $2.0 million for the six months ended June 30, 2015, an increase of $65.5 million. For the six months ended June 30, 2016, we experienced a net increase of $5.3 million in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $6.4 million in 2016 to cash used of $1.1 million for the same period in 2015. For the six months ended June 30, 2016, we had an increase of $71.2 million of cash provided by FHLB advances and other borrowings, comparing $76.2 million provided for the six months ended June 30, 2016 to net cash provided of $5.0 million for the same period in 2015.

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

As of June 30, 2016 (unaudited), the Company and the Bank met each of their capital requirements and the most recent notification from the OCC categorized the Bank as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below as of June 30, 2016.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$119,523	7.75%	$61,657	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	119,523	11.29	63,546	6.0	N/A	N/A
Total Risk-Based Capital	145,463	13.73	84,728	8.0	N/A	N/A
Common Equity Tier 1 Capital	99,523	9.40	47,659	4.5	N/A	N/A
Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$134,246	8.71%	$61,627	4.0%	$77,033	5.0%
Tier 1 Risk-Based Capital	134,246	12.68	63,515	6.0	84,687	8.0
Total Risk-Based Capital	143,186	13.53	84,687	8.0	105,859	10.0
Common Equity Tier 1 Capital	134,246	12.68	47,636	4.5	68,808	6.5

Capital Conservation Buffer

The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.

At June 30, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at June 30, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Tangible Book Value

Book value per common share was $16.86 at June 30, 2016, compared to $16.32 per common share at December 31, 2015. Tangible book value per common share was $11.37 at June 30, 2016, compared to $10.76 per common share at December 31, 2015. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of common shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Stockholders’ equity	$141,375	$136,708
Less goodwill (1)	40,847	40,847
Less other intangible assets(1)	5,223	5,726

Tangible common equity	$95,305	$90,135

Ending common shares outstanding	8,385,278	8,376,841
Tangible book value per common share	$11.37	$10.76

(1)	Net of related deferred tax liability.

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

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performance benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At June 30, 2016, there were 148,088 shares available to be repurchased under the repurchase plan previously approved by the Board of Directors. The Company did not repurchase any shares during the six months ended June 30, 2016.

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

Our one-year cumulative interest rate gap at June 30, 2016 was positive 3.29%, compared to the December 31, 2015 gap of positive 1.56%. With an asset sensitive positive gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease increase. Over the next 12 months, $52.4 million more assets are subject to repricing than liabilities.

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

The following table sets forth our EVE at June 30, 2016, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$173,112	$115,759	$132,289	$127,232	$117,942	$107,957	$98,005
Percent of change		-12.5%		-3.8%	-10.8%	-18.4%	-25.9%
EVE Ratio:
Ratio		7.36%	8.54%	8.42%	8.01%	7.53%	7.01%
Change in basis points		-118		-12	-53	-101	-153

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

Item 1A. Risk Factors

There are risks inherent to our business. As of June 30, 2016, the risk factors of the Company have not changed materially from those disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2016.

LAKE SUNAPEE BANK GROUP
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 5, 2016, by and between Bar Harbor Bankshares and Lake Sunapee Bank Group (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 9, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.