Form 10-Q
period 2016-09-30
Lake Sunapee Bank Group
filed 2016-11-09
CIK 846931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 1, 2016 was 8,388,079.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share data)	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$18,765	$16,426
Interest-bearing deposit with the Federal Reserve Bank	17,320	26,140

Cash and cash equivalents	36,085	42,566
Securities available-for-sale	155,077	120,198
Federal Home Loan Bank stock	12,550	9,963
Loans held-for-sale	3,624	2,188
Loans receivable, net of allowance for loan losses of $9.0 million as of September 30, 2016 and $8.9 million as of December 31, 2015	1,236,733	1,217,461
Accrued interest receivable	2,537	2,431
Bank premises and equipment, net	24,255	24,421
Investments in real estate	3,294	3,392
Other real estate owned	321	904
Goodwill	44,576	44,576
Other intangible assets	6,804	7,822
Bank-owned life insurance	31,523	30,833
Due from broker	14,056	—
Other assets	12,647	11,019

Total assets	$1,584,082	$1,517,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$137,067	$127,428
Interest-bearing	1,004,643	1,029,924

Total deposits	1,141,710	1,157,352
Federal Home Loan Bank advances	202,174	150,000
Securities sold under agreements to repurchase	21,522	17,957
Subordinated debentures	36,928	36,873
Due to broker	15,234	—
Accrued expenses and other liabilities	24,125	18,884

Total liabilities	1,441,693	1,381,066

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value per share: 30,000,000 shares authorized, 8,823,826 shares issued and 8,388,079 shares outstanding as of September 30, 2016, and 30,000,000 shares authorized, 8,811,170 shares issued and 8,376,841 shares outstanding as of December 31, 2015	88	88
Paid-in capital	80,438	80,252
Retained earnings	71,967	68,344
Unearned restricted stock awards	(1,025)	(1,375)
Accumulated other comprehensive loss	(2,304)	(3,850)
Treasury stock, 435,747 shares as of September 30, 2016 and 434,329 shares as of December 31, 2015, at cost	(6,775)	(6,751)

Total stockholders’ equity	142,389	136,708

Total liabilities and stockholders’ equity	$1,584,082	$1,517,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Interest and dividend income
Interest and fees on loans	$11,755	$11,599	$35,153	$34,670
Interest on debt securities:
Taxable	618	291	2,077	862
Tax-exempt	154	82	373	253
Dividends	122	89	311	184
Other	34	21	79	52

Total interest and dividend income	12,683	12,082	37,993	36,021

Interest expense
Interest on deposits	909	941	2,758	2,999
Interest on advances and other borrowed money	460	212	1,416	737
Interest on debentures	488	468	1,449	1,394
Interest on securities sold under agreements to repurchase	27	18	78	50

Total interest expense	1,884	1,639	5,701	5,180

Net interest and dividend income	10,799	10,443	32,292	30,841
Provision for loan losses	310	21	542	440

Net interest and dividend income after provision for loan losses	10,489	10,422	31,750	30,401

Noninterest income
Customer service fees	1,430	1,496	4,299	4,325
Gain on sales and calls of securities, net	342	—	1,543	373
Mortgage banking activities	567	196	915	1,008
Net loss on sales and writedowns of other real estate and property owned	(14)	(66)	(55)	(69)
Net loss on sales and disposals of premises and equipment	—	(6)	—	(3)
Rental income	185	176	522	513
Trust and investment management fee income	2,110	2,093	6,276	6,339
Insurance and brokerage service income	340	344	1,247	1,163
Bank-owned life insurance income	215	152	652	450
Other income	1	1	95	89

Total noninterest income	5,176	4,386	15,494	14,188

Noninterest expense
Salaries and employee benefits	6,350	6,123	18,686	18,133
Occupancy and equipment	1,432	1,485	4,400	4,700
Advertising and promotion	183	297	624	737
Depositors’ insurance	250	223	720	697
Outside services	648	702	1,976	1,885
Professional services	315	355	918	1,014
ATM processing fees	266	203	685	622
Supplies	160	149	457	422
Telephone	247	273	790	813
Merger related	510	—	1,264	—
Amortization of intangible assets	331	376	1,018	1,152
Other expenses	1,481	1,570	5,217	4,494

Total noninterest expense	12,173	11,756	36,755	34,669

Income before provision for income taxes	3,492	3,052	10,489	9,920
Provision for income taxes	1,185	905	3,345	3,052

Net income	$2,307	$2,147	$7,144	$6,868

Net income applicable to common stock	$2,289	$2,101	$7,073	$6,756

Earnings per common share, basic	$0.28	$0.25	$0.85	$0.82

Weighted average number of shares, basic	8,317,518	8,254,688	8,300,832	8,234,789
Earnings per common share, assuming dilution	$0.28	$0.25	$0.85	$0.82

Weighted average number of shares, assuming dilution	8,320,823	8,265,187	8,303,310	8,242,303
Dividends declared per common share	$0.14	$0.14	$0.42	$0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$2,307	$2,147	$7,144	$6,868
Net change in unrealized (gain) loss on available-for-sale securities, net of tax effect	(175)	263	1,546	195

Comprehensive income	$2,132	$2,410	$8,690	$7,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid-in	Retained	Unearned Restricted Stock	Accumulated Other Comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Awards	Loss	Stock	Total
Balance at December 31, 2014	8,000	$—	8,692,360	$87	$86,561	$63,876	$(598)	$(3,339)	$(6,751)	$139,836
Net income						6,868				6,868
Other comprehensive income								195		195
Exercise of stock options (cashless exchanges shown net)			25,514		336					336
Dividend reinvestment plan			10,904		159					159
Dividends declared—preferred stock						(60)				(60)
Dividends paid—common stock ($0.40 per share)						(3,318)				(3,318)
Issuance of restricted stock awards			64,250	1	979		(980)			—
Vesting of restricted stock awards							157			157
Forfeiture of restricted stock awards			(2,500)		(38)		38			—

Balance at September 30, 2015	8,000	$—	8,790,528	$88	$87,997	$67,366	$(1,383)	$(3,144)	$(6,751)	$144,173

Balance at December 31, 2015	—	$—	8,811,170	$88	$80,252	$68,344	$(1,375)	$(3,850)	$(6,751)	$136,708
Net income						7,144				7,144
Other comprehensive income								1,546		1,546
Dividend reinvestment plan			13,056		192					192
Dividends paid—common stock ($0.42 per share)						(3,521)				(3,521)
Restricted stock awards surrendered to treasury stock									(24)	(24)
Vesting of restricted stock awards							344			344
Forfeiture of restricted stock awards			(400)		(6)		6			—

Balance at September 30, 2016	—	$—	8,823,826	$88	$80,438	$71,967	$(1,025)	$(2,304)	$(6,775)	$142,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,	September 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,144	$6,868
Depreciation and amortization	1,938	1,877
Amortization of fair value adjustments, net	144	222
Amortization of deferred expenses related to issuance of capital securities and subordinated debt	55	55
Amortization of securities, net	421	215
Net decrease (increase) in mortgage servicing rights	198	(131)
Loans originated for sale	(68,500)	(73,051)
Proceeds from loans sold	67,694	74,253
Increase in cash surrender value of life insurance	(690)	(477)
Amortization of intangible assets	1,018	1,152
Provision for loan losses	542	440
Increase in accrued interest receivable and other assets	(1,881)	(1,302)
Net loss on sales and disposals of premises, equipment, investment in real estate, other real estate owned and other assets	6	2
Write-down of other real estate owned	55	69
Net gain on sales and calls of securities	(1,543)	(373)
Net gain on sales of loans	(630)	(584)
Change in deferred loan origination fees and cost, net	(209)	(111)
Increase in accrued expenses and other liabilities	4,572	6,671

Net cash provided by operating activities	10,334	15,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – investments in real estate	(13)	(4)
Capital expenditures – software	(202)	(88)
Capital expenditures – premises and equipment	(1,516)	(2,029)
Maturities of interest-bearing time deposits with other banks	—	747
Proceeds from sales and calls of securities available-for-sale	67,026	41,088
Proceeds from maturities of securities available-for-sale	44,630	204,064
Purchases of securities available-for-sale	(141,676)	(251,651)
Redemption of Federal Home Loan Bank stock	1,163	—
Purchase of Federal Home Loan Bank stock	(3,750)	—
Loan originations and principal collections, net	(20,197)	8,726
Recoveries of loans previously charged off	413	771
Proceeds from sales of premises, equipment, investment in real estate, other real estate owned and other assets	528	169

Net cash (used in) provided by investing activities	(53,594)	1,793

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, savings and NOW accounts	(4,051)	22,437
Net decrease in time deposits	(11,556)	(38,179)
Net increase in securities sold under agreements to repurchase	3,565	2,817
Net increase (decrease) in short-term advances from Federal Home Loan Bank	16,000	(31,000)
Principal advances from Federal Home Loan Bank	51,180	30,000
Repayment of advances from the Federal Home Loan Bank	(15,006)	(10,000)
Issuance of common stock from dividend reinvestment plan	55	45
Dividends paid on preferred stock	—	(60)
Dividends paid on common stock	(3,384)	(3,204)
Surrender of stock awards to treasury	(24)	—
Proceeds from exercise of stock options	—	336

Net cash provided by (used in) financing activities	36,779	(26,808)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,481)	(9,220)
CASH AND CASH EQUIVALENTS, beginning of period	42,566	51,120

CASH AND CASH EQUIVALENTS, end of period	$36,085	$41,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,690	$5,281

Income taxes paid	$3,238	$1,386

Loans transferred to other real estate owned	$—	$607

Due from broker	$14,056	$—

Due to broker	$15,234	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKE SUNAPEE BANK GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments in this ASU address eight specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon or insignificant interest rate debts, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from bank-owned life insurance, distributions received from equity method investees, beneficial interest in securitization transactions and separately identifiable cash flow and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

The following summarizes assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. government-sponsored enterprise bonds	$7,275	—	$7,275	—
Mortgage-backed securities	108,733	—	108,733	—
Municipal bonds	28,219	—	28,219	—
Other bonds and debentures	10,543	—	10,543	—
Equity securities	307	307	—	—
Interest rate lock commitments	180	—	—	180

Totals	$155,257	$307	$154,770	$180

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
U.S. Treasury notes	$34,939	$—	$34,939	$—
U.S. government-sponsored enterprise bonds	7,211	—	7,211	—
Mortgage-backed securities	69,334	—	69,334	—
Municipal bonds	8,304	—	8,304	—
Other bonds and debentures	112	—	112	—
Equity securities	298	298	—	—
Interest rate lock commitments	32	—	—	32

Totals	$120,230	$298	$119,900	$32

Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$69	$—	$—	$69

	$69	$—	$—	$69

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Forward loan sale commitments	$14	$—	$—	$14

	$14	$—	$—	$14

The following tables present the changes in Level 3 assets and liabilities that were measured at fair value on a recurring basis for the periods indicated:

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended September 30, 2016
Balance as of June 30, 2016	$(171)	$143
Realized gain recognized in noninterest income	102	180
Transfers to loans held-for-sale	—	(143)

Balance as of September 30, 2016	$(69)	$180

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Nine months ended September 30, 2016
Balance as of December 31, 2015	$(14)	$32
Realized (loss) gain recognized in noninterest income	(55)	427
Transfers to loans held-for-sale	—	(279)

Balance as of September 30, 2016	$(69)	$180

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Three months ended September 30, 2015
Balance as of June 30, 2015	$40	$90
Realized (loss) gain recognized in noninterest income	(122)	92
Transfers to loans held-for-sale	—	(90)

Balance as of September 30, 2015	$(82)	$92

(Dollars in thousands)	Forward Loan Sale Commitments	Interest Rate Lock Commitments
Nine months ended September 30, 2015
Balance as of December 31, 2014	$—	$—
Realized (loss) gain recognized in noninterest income	(82)	310
Transfers to loans held-for-sale	—	(218)

Balance as of September 30, 2015	$(82)	$92

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$1,107	$—	$—	$1,107
Mortgage servicing rights	2,244	—	—	2,244
Other real estate owned	321	—	—	321

	$3,672	$—	$—	$3,672

(Dollars in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$5,905	$—	$—	$5,905
Mortgage servicing rights	2,441	—	—	2,441
Other real estate owned	904	—	—	904

	$9,250	$—	$—	$9,250

There were no loans with a specific reserve measured for impairment using the fair value of the underlying collateral at September 30, 2016 and December 31, 2015. Collateral dependent loans are valued using third-party appraisals primarily using the sales comparison approach. The appraisals may be discounted between 25-40% to reflect realizable value based on historical losses, which represents an unobservable input. Impaired loans measured for impairment using the net present value of cash flows had a recorded investment of $1.2 million with a valuation allowance of $126 thousand at September 30, 2016. Loans valued using the net present value of cash flows are calculated using expected future cash flows with a discount rate equal to the effective yield of the loan. At December 31, 2015, impaired loans measured using the net present value of cash flows had a recorded investment of $6.3 million with a valuation allowance of $386 thousand.

The estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015, all of which are held or issued for purposes other than trading, were as follows:

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) September 30, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$36,085	$36,085	$—	$—	$36,085
Securities available-for-sale	155,077	307	154,770	—	155,077
Federal Home Loan Bank stock	12,550	12,550	—	—	12,550
Loans held-for-sale	3,624	—	3,657	—	3,657
Loans, net	1,236,733	—	—	1,249,048	1,249,048
Investment in unconsolidated subsidiaries	620	—	—	505	505
Accrued interest receivable	2,537	2,537	—	—	2,537
Interest rate lock commitments	180	—	—	180	180
Due from broker	14,056	—	14,056	—	14,056
Financial liabilities:
Deposits	1,141,710	—	1,142,807	—	1,142,807
Federal Home Loan Bank advances	202,174	—	203,149	—	203,149
Securities sold under agreements to repurchase	21,522	21,522	—	—	21,522
Subordinated debentures	36,928	—	—	33,891	33,891
Forward loan sale commitments	69	—	—	69	69
Due to broker	15,234	—	15,234	—	15,234

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands) December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$42,566	$42,566	$—	$—	$42,566
Securities available-for-sale	120,198	298	119,900	—	120,198
Federal Home Loan Bank stock	9,963	9,963	—	—	9,963
Loans held-for-sale	2,188	—	2,202	—	2,202
Loans, net	1,217,461	—	—	1,215,166	1,215,166
Investment in unconsolidated subsidiaries	620	—	—	349	349
Accrued interest receivable	2,431	2,431	—	—	2,431
Interest rate lock commitments	32	—	—	32	32
Financial liabilities:
Deposits	1,157,352	—	1,157,080	—	1,157,080
Federal Home Loan Bank advances	150,000	—	150,312	—	150,312
Securities sold under agreements to repurchase	17,957	17,957	—	—	17,957
Subordinated debentures	36,873	—	—	27,983	27,983
Forward loan sale commitments	14	—	—	14	14

The carrying amounts of financial instruments shown in the above tables are included in the condensed consolidated balance sheets under the indicated captions, except for investment in unconsolidated subsidiaries which is included in other assets and interest rate lock commitments and forward sale commitments, which are included in other assets and other liabilities, respectively.

The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2016 or during the 12-month period ended December 31, 2015.

Note E—Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.

The amortized cost basis of securities available-for-sale and their approximate fair values at September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands) September 30, 2016	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. government-sponsored enterprise bonds	$7,277	$2	$4	$7,275
Mortgage-backed securities	108,135	696	98	108,733
Municipal bonds	28,089	237	107	28,219
Other bonds and debentures	10,101	442	—	10,543
Equity securities	258	56	7	307

Total available-for-sale	$153,860	$1,433	$216	$155,077

(Dollars in thousands) December 31, 2015	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds and notes
U.S. Treasury notes	$35,282	$—	$343	$34,939
U.S. government-sponsored enterprise bonds	7,305	1	95	7,211
Mortgage-backed securities	70,169	14	849	69,334
Municipal bonds	8,418	34	148	8,304
Other bonds and debentures	108	4	—	112
Equity securities	258	49	9	298

Total available-for-sale	$121,540	$102	$1,444	$120,198

Maturities of debt securities, excluding mortgage-backed securities, classified as available-for-sale are as follows as of September 30, 2016:

(Dollars in thousands)	Fair Value
Other bonds and debentures	$90

Total due in less than one year	$90

U.S. government-sponsored enterprise bonds	$7,000
Municipal bonds	6,070

Total due after one year through five years	$13,070

U.S. government-sponsored enterprise bonds	$124
Municipal bonds	20,891
Other bonds and debentures	10,437

Total due after five years through ten years	$31,452

U.S. government-sponsored enterprise bonds	$151
Municipal bonds	1,258
Other bonds and debentures	16

Total due after ten years	$1,425

For the nine months ended September 30, 2016, the proceeds from sales of securities available-for-sale were $80.7 million which includes $14.1 million of unsettled transactions. Gross gains of $1.5 million were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $613 thousand. For the nine months ended September 30, 2015, the proceeds from sales of securities available-for-sale were $40.2 million. Gross gains of $373 thousand were realized during the same period on these sales. The tax provision applicable to these net realized gains amounted to $148 thousand. Securities, carried at $117.1 million and $119.8 million, were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, and securities sold under agreements to repurchase as of September 30, 2016 and December 31, 2015, respectively.

Note F—Impairment of Securities

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more, and are not other-than-temporarily impaired, are as follows as of the dates indicated:

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
Bonds and notes—
U.S. Government-sponsored enterprise bonds	$—	$—	$151	$4	$151	$4
Mortgage-backed securities	23,171	70	5,176	28	28,347	98
Municipal bonds	—	—	2,196	107	2,196	107
Equity securities	31	1	41	6	72	7

Total temporarily impaired securities	$23,202	$71	$7,564	$145	$30,766	$216

December 31, 2015:
Bonds and notes—
U.S. Treasury notes	$24,817	$199	$10,122	$144	$34,939	$343
U.S. Government-sponsored enterprise bonds	2,967	33	4,101	62	7,068	95
Mortgage-backed securities	56,351	592	11,681	257	68,032	849
Municipal bonds	1,420	38	2,208	110	3,628	148
Equity securities	53	9	—	—	53	9

Total temporarily impaired securities	$85,608	$871	$28,112	$573	$113,720	$1,444

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2016 consisted of one U.S. government-sponsored enterprise bond, sixteen mortgage-backed securities issued by U.S. government-sponsored enterprises, five municipal bonds and ten equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates and current market inefficiencies. The Company has the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. We do not believe the unrealized losses on equity securities relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Note G—Loan Portfolio

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2016
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$625,179	$37,545	$662,724
Home equity	69,430	4,826	74,256
Commercial	275,109	54,651	329,760
Construction	22,256	1,194	23,450

	991,974	98,216	1,090,190
Commercial and municipal loans	137,957	7,728	145,685
Consumer loans	4,612	764	5,376

Total loans	1,134,543	106,708	1,241,251
Allowance for loan losses	(8,761)	(224)	(8,985)
Deferred loan origination costs, net	4,467	—	4,467

Loans receivable, net	$1,130,249	$106,484	$1,236,733

	December 31, 2015
(Dollars in thousands)	Originated	Acquired	Total
Real estate loans:
Conventional	$600,763	$41,895	$642,658
Home equity	66,708	5,547	72,255
Commercial	259,834	63,434	323,268
Construction	33,663	1,255	34,918

	960,968	112,131	1,073,099
Commercial and municipal loans	133,596	8,925	142,521
Consumer loans	5,411	1,077	6,488

Total loans	1,099,975	122,133	1,222,108
Allowance for loan losses	(8,607)	(298)	(8,905)
Deferred loan origination costs, net	4,258	—	4,258

Loans receivable, net	$1,095,626	$121,835	$1,217,461

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the periods ending on the dates indicated:

	Real Estate
(Dollars in thousands) September 30, 2016	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2015	$4,197	$2,884	$197	$1,199	$68	$62	$8,607
Charge-offs	(225)	(324)	—	(45)	(232)	—	(826)
Recoveries	52	139	—	56	122	—	369
Provision (benefit)	572	(306)	38	(64)	226	145	611

Ending balance, September 30, 2016	$4,596	$2,393	$235	$1,146	$184	$207	$8,761

Acquired:
Beginning balance, December 31, 2015	$63	$190	$21	$24	$—	$—	$298
Charge-offs	(48)	—	—	—	(1)	—	(49)
Recoveries	34	—	—	4	6	—	44
Provision (benefit)	25	(52)	(11)	(26)	(5)	—	(69)

Ending balance, September 30, 2016	$74	$138	$10	$2	$—	$—	$224

Originated:
Individually evaluated for impairment	$19	$107	$—	$—	$—	$—	$126
Collectively evaluated for impairment	4,577	2,286	235	1,146	184	207	8,635
Acquired loans (Discounts related to Credit Quality)	74	138	10	2	—	—	224

Total allowance for loan losses ending balance, September 30, 2016	$4,670	$2,531	$245	$1,148	$184	$207	$8,985

Loans:
Originated:
Individually evaluated for impairment	$5,008	$4,027	$429	$157	$—	$—	$9,621
Collectively evaluated for impairment	689,601	271,082	21,827	137,800	4,612	—	1,124,922
Acquired loans (Discounts related to Credit Quality)	42,371	54,651	1,194	7,728	764	—	106,708

Total loans ending balance, September 30, 2016	$736,980	$329,760	$23,450	$145,685	$5,376	$—	$1,241,251

	Real Estate
(Dollars in thousands) September 30, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Beginning balance, December 31, 2014	$4,763	$2,724	$991	$635	$86	$70	$9,269
Charge-offs	(352)	(770)	—	(28)	(161)	—	(1,311)
Recoveries	101	474	—	66	95	—	736
Provision (benefit)	(247)	211	(488)	30	60	347	(87)

Ending balance, September 30, 2015	$4,265	$2,639	$503	$703	$80	$417	$8,607

Acquired:
Beginning balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(200)	(311)	—	(31)	(20)	—	(562)
Recoveries	8	—	—	18	9	—	35
Provision (benefit)	192	311	—	13	11	—	527

Ending balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—

Originated:
Individually evaluated for impairment	$230	$77	$21	$7	$—	$—	$335
Collectively evaluated for impairment	4,035	2,562	482	696	80	417	8,272
Acquired loans (Discounts related to Credit Quality)	—	—	—	—	—	—	—

Total allowance for loan losses ending balance, September 30, 2015	$4,265	$2,639	$503	$703	$80	$417	$8,607

Loans:
Originated:
Individually evaluated for impairment	$6,698	$3,003	$537	$629	$—	$—	$10,867
Collectively evaluated for impairment	653,940	239,123	38,661	122,845	6,463	—	1,061,032
Acquired loans (Discounts related to Credit Quality)	50,679	65,823	1,354	9,641	1,227	—	128,724

Total loans ending balance, September 30, 2015	$711,317	$307,949	$40,552	$133,115	$7,690	$—	$1,200,623

	Real Estate
(Dollars in thousands) December 31, 2015	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Unallocated	Total
Allowance for loan losses:
Originated:
Individually evaluated for impairment	$200	$133	$15	$7	$—	$—	$355
Collectively evaluated for impairment	3,997	2,751	182	1,192	68	62	8,252
Acquired loans (Discounts related to Credit Quality)	63	190	21	24	—	—	298

Total allowance for loan losses ending balance, December 31, 2015	$4,260	$3,074	$218	$1,223	$68	$62	$8,905

Loans:
Originated:
Individually evaluated for impairment	$6,707	$5,078	$442	$732	$—	$—	$12,959
Collectively evaluated for impairment	660,764	254,756	33,221	132,864	5,411	—	1,087,016
Acquired loans (Discounts related to Credit Quality)	47,442	63,434	1,255	8,925	1,077	—	122,133

Total loans ending balance, December 31, 2015	$714,913	$323,268	$34,918	$142,521	$6,488	$—	$1,222,108

The following tables set forth information regarding nonaccrual loans and past-due loans as of the dates indicated:

	September 30, 2016
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$106	$1,087	$1,712	$2,905	$2,151
Home equity	476	—	114	590	114
Commercial	59	90	1,216	1,365	1,530
Construction	22	—	—	22	—
Commercial and municipal	—	25	—	25	73
Consumer (including credit card)	16	—	—	16	—

Total	$679	$1,202	$3,042	$4,923	$3,868

Acquired:
Real estate:
Conventional	$400	$169	$146	$715	$174
Home equity	—	—	—	—	—
Commercial	35	144	886	1,065	886
Construction	—	—	94	94	94
Commercial and municipal	—	—	—	—	—
Consumer (including credit card)	—	33	—	33	—

Total	$435	$346	$1,126	$1,907	$1,154

Total:
Real estate:
Conventional	$506	$1,256	$1,858	$3,620	$2,325
Home equity	476	—	114	590	114
Commercial	94	234	2,102	2,430	2,416
Construction	22	—	94	116	94
Commercial and municipal	—	25	—	25	73
Consumer (including credit card)	16	33	—	49	—

Total	$1,114	$1,548	$4,168	$6,830	$5,022

	December 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Originated:
Real estate:
Conventional	$1,644	$1,309	$1,454	$4,407	$2,310
Home equity	180	—	166	346	166
Commercial	1,028	482	309	1,819	1,565
Construction	24	—	—	24	—
Commercial and municipal	89	50	584	723	584
Consumer (including credit card)	16	7	—	23	—

Total	$2,981	$1,848	$2,513	$7,342	$4,625

Acquired:
Real estate:
Conventional	$514	$238	$654	$1,406	$707
Home equity	12	—	17	29	17
Commercial	386	—	677	1,063	677
Construction	—	—	—	—	—
Commercial and municipal	5	—	—	5	—
Consumer (including credit card)	6	12	—	18	—

Total	$923	$250	$1,348	$2,521	$1,401

	December 31, 2015
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Nonaccrual Loans
Total:
Real estate:
Conventional	$2,158	$1,547	$2,108	$5,813	$3,017
Home equity	192	—	183	375	183
Commercial	1,414	482	986	2,882	2,242
Construction	24	—	—	24	—
Commercial and municipal	94	50	584	728	584
Consumer (including credit card)	22	19	—	41	—

Total	$3,904	$2,098	$3,861	$9,863	$6,026

There were no loans past due 90 days or more and still accruing as of September 30, 2016 and December 31, 2015.

Troubled Debt Restructurings

The following tables present the recorded investment in troubled debt restructured (“TDR”) loans as of September 30, 2016 and December 31, 2015 based on payment performance status:

	September 30, 2016
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,266	$2,391	$429	$85	$6,171
Non-performing	914	99	—	—	1,013

Total	$4,180	$2,490	$429	$85	$7,184

	December 31, 2015
	Real Estate
(Dollars in thousands)	Conventional	Commercial	Construction	Commercial	Total
Performing	$3,506	$2,836	$442	$149	$6,933
Non-performing	1,160	285	—	—	1,445

Total	$4,666	$3,121	$442	$149	$8,378

TDR loans are considered impaired and are included in the impaired loan disclosures in this footnote.

During the nine month period ended September 30, 2016, certain loan modifications were executed that constituted TDRs. All of these modifications included one or a combination of the following: (1) an extension of the maturity date; (2) reduction in the interest rate; or (3) change in scheduled payment amount.

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2016:

(Dollars in thousands)	Interest Rate	Combination of Interest Only Payments and Maturity	Combination of Interest Only, Reamortization and Maturity	Total
Real estate:
Home equity	$—	$—	$150	$150
Commercial	45	193	—	238

Total TDRs	$45	$193	$150	$388

The following table presents pre-modification balance information on how loans were modified as TDRs during the nine months ended September 30, 2015:

(Dollars in thousands)	Extended Maturity	Combination of Interest Only Payments, Rate Reduction And Extended Maturity	Combination of Interest Only Payments and Maturity	Interest Rate	Interest Rate and Maturity	Total
Real estate:
Conventional	$80	$267	$423	$—	$51	$821
Commercial and municipal	—	—	—	7	—	7

Total TDRs	$80	$267	$423	$7	$51	$828

The following table summarizes TDRs that occurred during the periods indicated:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine months ended September 30, 2016:
Troubled Debt Restructurings:
Real estate:
Home equity	1	$150	$150
Commercial	2	238	238

	3	$388	$388

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine months ended September 30, 2015:
Troubled Debt Restructurings:
Real estate:
Conventional	6	$821	$821
Commercial and municipal	1	7	7

	7	$828	$828

At September 30, 2016, there were no specific loan loss reserves related to TDRs that occurred during the nine month period ended September 30, 2016. There were no new TDRs for which there was a payment default during the nine month period ended September 30, 2016, which occurred within 12 months following the date of the restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms

At September 30, 2015, there were specific loan loss reserves of $94 thousand related to TDRs that occurred during the nine-month period ended September 30, 2015. There were three TDRs for which there was a payment default during the nine-month period ended September 30, 2015, which occurred within 12 months following the date of the loan debt restructuring. Loans are considered to be in payment default once they are greater than 30 days contractually past due under the modified terms.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” is as follows as of September 30, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance For Credit Losses
With no related allowance recorded:
Real estate:
Conventional	$4,406	$4,952	$—
Home equity	280	361	—
Commercial	3,116	3,664	—
Construction	429	463	—
Commercial and municipal	157	183	—

Total impaired with no related allowance	8,388	9,623	—

With an allowance recorded:
Real estate:
Conventional	322	332	19
Commercial	911	913	107

Total impaired with an allowance recorded	1,233	1,245	126

Total:
Real estate:
Conventional	4,728	5,284	19
Home equity	280	361	—
Commercial	4,027	4,577	107
Construction	429	463	—
Commercial and municipal	157	183	—

Total impaired loans	$9,621	$10,868	$126

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of December 31, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance recorded:
Real estate:
Conventional	$3,175	$3,895	$—
Home equity	213	340	—
Commercial	2,589	3,028	—
Construction	—	—	—
Commercial and municipal	691	696	—

Total impaired with no related allowance	6,668	7,959	—

With an allowance recorded:
Real estate:
Conventional	3,319	3,548	231
Commercial	2,489	2,546	133
Construction	442	476	15
Commercial and municipal	41	42	7

Total impaired with an allowance recorded	6,291	6,612	386

Total:
Real estate:
Conventional	6,494	7,443	231
Home equity	213	340	—
Commercial	5,078	5,574	133
Construction	442	476	15
Commercial and municipal	732	738	7

Total impaired loans	$12,959	$14,571	$386

The following is a summary of the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Conventional	$4,419	$129	$4,324	$107
Home equity	197	8	150	1
Commercial	3,546	111	3,342	59
Construction	434	14	372	3
Commercial and municipal	173	9	558	18

Total impaired with no related allowance	8,769	271	8,746	188

With an allowance recorded:
Real estate:
Conventional	682	10	2,020	103
Commercial	927	30	1,153	57
Construction	—	—	301	13
Commercial and municipal	19	—	31	2

Total impaired with an allowance recorded	1,628	40	3,505	175

Total:
Real estate:
Conventional	5,101	139	6,344	210
Home equity	197	8	150	1
Commercial	4,473	141	4,495	116
Construction	434	14	673	16
Commercial and municipal	192	9	589	20

Total impaired loans	$10,397	$311	$12,251	$363

The recorded investment of conventional real estate loans in the process of foreclosure was $571 thousand and $1.2 million at September 30, 2016 and December 31, 2015, respectively. OREO was $321 thousand, representing one residential property and one commercial property, at September 30, 2016, compared to $904 thousand, representing three residential properties and two commercial properties of OREO and property acquired in settlement of loans at December 31, 2015.

The carrying amount of acquired loans at September 30, 2016 totaled $106.5 million. A subset of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. These purchased credit-impaired loans presently maintain a carrying value of $1.6 million and an outstanding principal balance of $1.9 million at September 30, 2016. These loans are evaluated for impairment through the periodic reforecasting of expected cash flows.

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

The following table presents the Company’s activity in the accretable yield for the purchased credit impaired loans for the periods indicated:

	Three months ended September 30,
(Dollars in thousands)	2016	2015
Accretable yield at the beginning of the period	$1,284	$1,802
Reclassification from nonaccretable difference for loans with improved cash flows	—	458
Accretion	(19)	(116)
Change in cash flows that do not affect nonaccretable difference	—	239

Accretable yield at the end of the period	$1,265	$2,383

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Accretable yield at the beginning of the period	$2,213	$2,125
Reclassification from nonaccretable difference for loans with improved cash flows	10	458
Accretion	(707)	(200)
Change in cash flows that do not affect nonaccretable difference	(251)	—

Accretable yield at the end of the period	$1,265	$2,383

The following tables present the Company’s loans by risk ratings as of the dates indicated:

	September 30, 2016
	Real Estate
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$241,241	$6,615	$117,342	$—	$365,198
Special mention	—	4,099	5	101	—	4,205
Substandard	3,816	10,035	460	865	—	15,176
Loans not formally rated	690,793	19,734	15,176	19,649	4,612	749,964

Total	$694,609	$275,109	$22,256	$137,957	$4,612	$1,134,543

Acquired:
Grade:
Pass	$—	$48,436	$1,004	$6,972	$—	$56,412
Special mention	—	584	—	—	—	584
Substandard	527	4,609	92	428	—	5,656
Loans not formally rated	41,844	1,022	98	328	764	44,056

Total	$42,371	$54,651	$1,194	$7,728	$764	$106,708

Total:
Grade:
Pass	$—	$289,677	$7,619	$124,314	$—	$421,610
Special mention	—	4,683	5	101	—	4,789
Substandard	4,343	14,644	552	1,293	—	20,832
Loans not formally rated	732,637	20,756	15,274	19,977	5,376	794,020

Total	$736,980	$329,760	$23,450	$145,685	$5,376	$1,241,251

	December 31, 2015
	Real Estate:
(Dollars in thousands)	Conventional and Home Equity	Commercial	Construction	Commercial and Municipal	Consumer	Total
Originated:
Grade:
Pass	$—	$222,466	$19,208	$111,653	$—	$353,327
Special mention	—	4,278	18	112	—	4,408
Substandard	5,272	7,670	567	416	—	13,925
Loans not formally rated	662,199	25,420	13,870	21,415	5,411	728,315

Total	$667,471	$259,834	$33,663	$133,596	$5,411	$1,099,975

Acquired:
Grade:
Pass	$—	$56,212	$1,047	$8,031	$—	$65,290
Special mention	—	1,643	—	—	—	1,643
Substandard	1,038	4,097	92	509	—	5,736
Loans not formally rated	46,404	1,482	116	385	1,077	49,464

Total	$47,442	$63,434	$1,255	$8,925	$1,077	$122,133

Total:
Grade:
Pass	$—	$278,678	$20,255	$119,684	$—	$418,617
Special mention	—	5,921	18	112	—	6,051
Substandard	6,310	11,767	659	925	—	19,661
Loans not formally rated	708,603	26,902	13,986	21,800	6,488	777,779

Total	$714,913	$323,268	$34,918	$142,521	$6,488	$1,222,108

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

•	Loans rated 10-37: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 40: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 50: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 60: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 70: Loans in this category are considered uncollectible or a loss, and of such little value that their continuance as loans is not warranted.

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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Sold loans	$467,119	$445,855

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

The balances of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2016, and December 31, 2015 were $2.2 million and $2.4 million, respectively. The fair value of capitalized servicing rights was $3.4 million as of September 30, 2016 and $4.0 million as of December 31, 2015. Servicing rights of $658 thousand were capitalized during the nine months ended September 30, 2016, compared to $927 thousand for the same period in 2015. Amortization of capitalized servicing rights was $770 thousand for the nine months ended September 30, 2016, compared to $778 thousand for the same period in 2015. Servicing rights of $347 thousand were capitalized during the three months ended September 30, 2016, compared to $299 thousand for the same period in 2015. Amortization of capitalized servicing rights was $237 thousand for the three months ended September 30, 2016, compared to $264 thousand for the same period in 2015.

Following table is an analysis of the aggregate changes in the valuation allowance for capitalized servicing rights during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$265	$59	$73	$19
(Decrease) increase	(107)	(23)	85	17

Balance, end of period	$158	$36	$158	$36

Note H—Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase are securities sold on a short-term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by government-sponsored enterprises, mortgage-backed securities and municipal bonds. The securities were held in the Company’s safekeeping account at the Federal Home Loan Bank of Boston under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

The following table represents the Company’s short-term collateralized financing obtained through repurchase agreements and the related collateral pledged as of the periods indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Repurchase agreements collateral
U.S. Treasury notes	$—	$20,973
U.S. government-sponsored enterprise bonds	300	414
Mortgage-backed securities	24,108	2,896
Municipal bonds	740	729

Total	$25,148	$25,012

Repurchase agreements	$21,522	$17,957

Note I—Stock-Based Compensation

The Company’s 2014 Stock Incentive Plan, which was approved by the stockholders on May 8, 2014, had 349,150 shares remaining available for issuance at September 30, 2016. The Company accounts for the plan under ASC 718-10, “Compensation-Stock Compensation-Overall.” During the nine months ended September 30, 2016 and 2015, stock-based compensation expense of $257 thousand and $165 thousand, respectively, was recognized under the Company’s equity plan. During the three months ended September 30, 2016 and 2015, stock-based compensation expense of $86 thousand was recognized under the Company’s equity plan. As of September 30, 2016, there were no options and 69,400 non-vested restricted stock awards outstanding under the 2004 Plan.

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

Note J—Pension Benefits

The following summarizes the net periodic pension cost for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$93	$93	$278	$280
Expected return on plan assets	(189)	(160)	(566)	(481)
Amortization of unrecognized net loss	96	89	288	266

Net periodic pension cost	$—	$22	$—	$65

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

The following table summarizes the fair values of derivative instruments in the consolidated balance sheet as of the periods indicated:

(Dollars in thousands)	September 30, 2016
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$20,419	$180
Forward loan sale commitments	$20,904	$(69)

(Dollars in thousands)	December 31, 2015
	Notional Amount	Fair Value Asset/(Liability)
Interest rate lock commitments	$4,623	$32
Forward loan sale commitments	$5,135	$(14)

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

Basic EPS has been computed using the weighted average number of common shares outstanding during each period. Diluted EPS for the nine months ended September 30, 2016 and 2015 assumes, as of the beginning of the period, exercise of stock awards using the treasury stock method.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income as reported	$2,307	$2,147	$7,144	$6,868
Cumulative preferred stock dividend earned	—	(20)	—	(60)
Dividends and undistributed earnings allocated to participating shares	(18)	(26)	(71)	(52)

Net income applicable to common stock	$2,289	$2,101	$7,073	$6,756

Weighted average common shares outstanding for basic EPS	8,317,518	8,254,688	8,300,832	8,234,789
Effect of dilutive equity-based awards	3,305	10,499	2,478	7,514

Weighted average common shares outstanding for dilutive EPS	8,320,823	8,265,187	8,303,310	8,242,303
Earnings per common share – basic	$0.28	$0.25	$0.85	$0.82

Earnings per common share – diluted	$0.28	$0.25	$0.85	$0.82

Note M—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	As of
(Dollars in thousands)	September 30, 2016	December 31, 2015
Net unrealized holding gain (loss) on available-for-sale securities, net of tax	$736	$(810)
Unrecognized net actuarial loss, defined benefit pension plan, net of tax	(3,040)	(3,040)

Accumulated other comprehensive loss	$(2,304)	$(3,850)

Reclassification disclosures for the periods ended September 30, 2016 and 2015 follow:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net unrealized holding gains on available-for-sale securities	$51	$437	$4,102	$697
Reclassification adjustment for realized gains in net income (1)	(342)	—	(1,543)	(373)

Other comprehensive (loss) income before income tax effect	(291)	437	2,559	324
Income tax benefit (expense)	116	(174)	(1,013)	(129)

Other comprehensive (loss) income, net of tax effect	$(175)	$263	$1,546	$195

(1)	Reclassification adjustments are comprised of realized securities gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the condensed consolidated statements of income as follows: the pre-tax amounts are included in gain on sales and calls of securities, net, the tax expense in the amount of $613 thousand and $148 thousand for nine months ended September 30, 2016 and 2015, respectively, and $136 thousand and zero for the three months ended September 30, 3016 and 2015, respectively, are included in provision for income taxes and the after tax amounts are included in net income.

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

A summary of the Company’s operating segments is as follows:

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended September 30, 2016
Net interest and dividend income (expense)	$11,274	$7	$(482)	$—	$10,799
Provision for loan losses	310	—	—	—	310
Noninterest income	3,092	2,131	3,293	(3,340)	5,176
Noninterest expense	9,591	1,809	820	(47)	12,173

Income before provision for income taxes	4,465	329	1,991	(3,293)	3,492
Provision (benefit) for income taxes	1,380	121	(316)	—	1,185

Net income	$3,085	$208	$2,307	$(3,293)	$2,307

Total Assets	$1,582,184	$25,158	$179,665	$(202,925)	$1,584,082

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Three Months Ended September 30, 2015
Net interest and dividend income (expense)	$10,900	$5	$(462)	$—	$10,443
Provision for loan losses	21	—	—	—	21
Noninterest income	2,517	2,071	2,521	(2,723)	4,386
Noninterest expense	9,861	1,750	145	—	11,756

Income before provision for income taxes	3,535	326	1,914	(2,723)	3,052
Provision (benefit) for income taxes	1,014	124	(233)	—	905

Net income	$2,521	$202	$2,147	$(2,723)	$2,147

Total Assets	$1,488,823	$22,655	$170,586	$(191,252)	$1,490,812

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Nine Months Ended September 30, 2016
Net interest and dividend income (expense)	$33,708	$16	$(1,432)	$—	$32,292
Provision for loan losses	542	—	—	—	542
Noninterest income	9,291	6,337	9,735	(9,869)	15,494
Noninterest expense	29,473	5,381	2,035	(134)	36,755

Income before provision for income taxes	12,984	972	6,268	(9,735)	10,489
Provision (benefit) for income taxes	3,862	359	(876)	—	3,345

Net income	$9,122	$613	$7,144	$(9,735)	$7,144

Total Assets	$1,582,184	$25,158	$179,665	$(202,925)	$1,584,082

(Dollars in thousands)	Banking	Wealth Management	Holding Company	Eliminations	Total Consolidated
Nine Months Ended September 30, 2015
Net interest and dividend income (expense)	$32,207	$12	$(1,378)	$—	$30,841
Provision for loan losses	440	—	—	—	440
Noninterest income	8,567	6,301	8,161	(8,841)	14,188
Noninterest expense	28,730	5,219	720	—	34,669

Income before provision for income taxes	11,604	1,094	6,063	(8,841)	9,920
Provision (benefit) for income taxes	3,443	414	(805)	—	3,052

Net income	$8,161	$680	$6,868	$(8,841)	$6,868

Total Assets	$1,488,823	$22,655	$170,586	$(191,252)	$1,490,812

Note O—Merger Agreement

On May 5, 2016, the Company announced the signing of a definitive merger agreement pursuant to which Bar Harbor Bankshares (“Bar Harbor”), the holding company for Bar Harbor Bank & Trust (the “Bar Harbor Bank”), will acquire the Company, whereby the Company will merge with and into Bar Harbor (the “Merger”). Thereafter, pursuant to the terms of the plan of bank merger to be entered into by the Bank and Bar Harbor Bank, the Bank will merge with and into Bar Harbor Bank, with Bar Harbor Bank surviving. Under the terms of the merger agreement, each outstanding share of the Company common stock will be converted into the right to receive 0.4970 shares of Bar Harbor common stock. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the shareholders of the Company and Bar Harbor. If the merger is not consummated under certain circumstances, the Company has agreed to pay Bar Harbor a termination fee of $5.5 million.

Note P—Subsequent Events

On October 13, 2016, the Company declared a regular quarterly cash dividend of $0.14 per common share payable October 31, 2016, to stockholders of record as of October 24, 2016.

On October 28 and October 31, 2016, respectively, there was a separation of service of two Charter Trust Company officers. The Officers’ employment agreements provide for payouts of three years and two years, respectively, of annual base compensation upon separation. The anticipated settlement of these contracts will result in non-recurring expenses during the fourth quarter of 2016. The final amount of the compensation payments is not yet known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights and Overview

Our profitability is derived from our two operating segments, Banking and Wealth Management. The following is a summary of key financial results for the nine months ended September 30, 2016:

Highlights of the nine months ended September 30, 2016 include:

•	Net income applicable to common stock increased 4.69% compared to the same period in 2015.

•	Return on average common stockholders’ equity of 6.78% and return on average assets of 0.60%.

•	Book value per common share increased 4.02% to $16.98 as of September 30, 2016.

•	Net loans increased $19.3 million, or 1.58%, to $1.2 billion as of September 30, 2016.

•	Loans totaling $282.0 million were originated.

•	Our loan servicing portfolio increased $21.3 million to $467.1 million.

•	Net loan charge-offs were $462 thousand, or 0.05% (annualized) of average loans, for the nine months ended September 30, 2016.

•	As a percentage of total loans, nonperforming loans were 0.40%.

•	Net interest margin was 3.02%.

•	Noninterest income increased 9.20% to $15.5 million compared to the same period in 2015.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016. For additional information on our critical accounting policies, please refer to Note 1 of the consolidated financial statements included in our 2015 Annual Report on Form 10-K (“Annual Report”).

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

Comparison of Financial Condition at September 30, 2016 (unaudited) and December 31, 2015

Assets. Total assets were $1.6 billion at September 30, 2016, compared to $1.5 billion at December 31, 2015, an increase of $66.3 million, or 4.37%.

Securities Portfolio. Securities available-for-sale increased $34.9 million, or 29.02%, to $155.1 million at September 30, 2016 from $120.2 million at December 31, 2015 as a result of $156.9 million in securities purchased during the period. Net unrealized gains on securities available-for-sale were $1.2 million at September 30, 2016 compared to net unrealized losses of $1.3 million at December 31, 2015. During the nine months ended September 30, 2016, we sold securities with a total book value of $79.2 million for a net gain on sales of $1.5 million and $362 thousand of municipal bonds were called. Our net unrealized gain (after tax) on our investment portfolio was $736 thousand at September 30, 2016 compared to a net unrealized loss (after tax) of $810 thousand at December 31, 2015. The investments in our investment portfolio that were temporarily impaired as of September 30, 2016 consisted of U.S. government-sponsored enterprise bonds, mortgage-backed securities issued by U.S. government-sponsored enterprises, municipal bonds and equity securities. The unrealized losses on debt securities are primarily attributable to changes in market interest rates. We have the ability and intent to hold debt securities until maturity, and therefore, no declines are deemed to be other-than-temporary. We do not believe the unrealized losses on equity securities relate to credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of cost basis.

Loans. Net loans held in portfolio increased $19.3 million, or 1.58%, to $1.2 billion at September 30, 2016 from $1.2 billion at December 31, 2015. The increase of loans held in portfolio was primarily due to increases in conventional real estate loans of $20.1 million, home equity loans of $2.0 million, commercial real estate loans of $6.5 million and commercial and municipal loans of $3.2 million, offset in part by a decrease in land and construction loans of $11.5 million and consumer loans of $1.1 million. As a percentage of total loans, impaired loans decreased to 0.78% at September 30, 2016 from 1.06% at December 31, 2015. During the nine months ended September 30, 2016, we originated $282.0 million in loans, an increase of 6.25%, compared to $265.4 million during the same period in 2015. At September 30, 2016, our mortgage servicing loan portfolio was $467.1 million, compared to $445.9 million at December 31, 2015. We expect to continue to sell long-term fixed-rate loans with terms of more than 15 years into the secondary market in order to manage interest rate risk. Market risk exposure during the production cycle is managed through the use of secondary market forward commitments. At September 30, 2016, adjustable-rate mortgages comprised approximately 60.92% of our real estate mortgage loan portfolio, which represents a slightly higher percentage compared to the mix at December 31, 2015 of 60.67%.

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

The allowance for loan losses at September 30, 2016 was $9.0 million compared to $8.9 million at December 31, 2015. The allowance for loan losses represents 0.72% of total loans held at September 30, 2016 compared to 0.73% at December 31, 2015. Total impaired loans at September 30, 2016 were $9.6 million, representing 107.08% of the allowance for loan losses. Modestly improving economic and market conditions and actual charge-off experience within the portfolio during the period resulted in us making $542 thousand in provisions to the allowance for loan losses during the nine months ended September 30, 2016, compared to $440 thousand in provisions made for the same period in 2015. Loan charge-offs were $875 thousand during the nine month period ended September 30, 2016, compared to $1.9 million for the same period in 2015. Recoveries were $413 thousand during the nine month period ended September 30, 2016, compared to $771 thousand for the same period in 2015. This activity resulted in net charge-offs of $462 thousand for the nine month period ended September 30, 2016, compared to $1.1 million for the same period in 2015. One-to-four family residential mortgages, commercial mortgages, commercial and municipal and consumer loans accounted for 31%, 37%, 5% and 27%, respectively, of the amounts charged-off during the nine month period ended September 30, 2016.

The effects of national economic issues that continue to be felt in our local communities and the national economic outlook as well as portfolio performance and charge-offs influenced our decision to maintain our allowance for loan losses at $9.0 million. The risk of loss inherent in the loan portfolio was affected by an increase in the originated loan portfolio, a reduction in impaired loans and modestly improving economic conditions. Management may make additional provisions during the remainder of 2016 to maintain the allowance at an adequate level.

Included in the allowance for loan losses is an allowance for losses from the fee for service overdraft program. Our policy is to maintain an allowance equal to 100% of the aggregate balance of negative balance accounts that have remained negative for 30 days or more. Negative balance accounts are charged-off when the balance has remained negative for 60 consecutive days. At September 30, 2016, the overdraft allowance was $31 thousand, compared to $16 thousand at December 31, 2015. There were provisions of $92 thousand for overdraft losses recorded during the nine month period ended September 30, 2016, compared to $40 thousand for the same period during 2015. Ongoing provisions are anticipated as overdraft charge-offs continue and we adhere to our policy to maintain an allowance for overdraft losses equal to 100% of the aggregate negative balance of accounts remaining negative for 30 days or more.

The following tables are a summary of activity in the allowance for loan losses account for the periods indicated:

(Dollars in thousands)	Nine months ended September 30, 2016
	Originated	Acquired	Total
Balance, beginning of year	$8,607	$298	$8,905

Charge-offs:
Conventional	(225)	(48)	(273)
Commercial real estate	(324)	—	(324)
Commercial and municipal loans	(45)	—	(45)
Consumer loans	(232)	(1)	(233)

Total charged-off loans	(826)	(49)	(875)

Recoveries:
Conventional	52	34	86
Commercial real estate	139	—	139
Commercial and municipal loans	56	4	60
Consumer loans	122	6	128

Total recoveries	369	44	413

Net charge-offs:	(457)	(5)	(462)

Provision (benefit) for loan loss charged to income:
Conventional	572	25	597
Commercial real estate	(306)	(52)	(358)
Construction	38	(11)	27
Commercial and municipal loans	(64)	(26)	(90)
Consumer loans	226	(5)	221
Unallocated	145	—	145

Total provision (benefit)	611	(69)	542

Ending balance	$8,761	$224	$8,985

(Dollars in thousands)	Nine months ended September 30, 2015
	Originated	Acquired	Total
Balance, beginning of year	$9,269	$—	$9,269

Charge-offs:
Conventional	(352)	(200)	(552)
Commercial real estate	(770)	(311)	(1,081)
Construction	—	—	—
Consumer loans	(161)	(20)	(181)
Commercial and municipal loans	(28)	(31)	(59)

Total charged-off loans	(1,311)	(562)	(1,873)

Recoveries:
Conventional	101	8	109
Commercial real estate	474	—	474
Construction	—	—	—
Consumer loans	95	9	104
Commercial and municipal loans	66	18	84

Total recoveries	736	35	771

Net charge-offs:	(575)	(527)	(1,102)

Provision (benefit) for loan loss charged to income:
Conventional	(247)	192	(55)
Commercial real estate	211	311	522
Construction	(488)	—	(488)
Consumer loans	60	11	71
Commercial and municipal loans	30	13	43
Unallocated	347	—	347

Total provision	(87)	527	440

Ending balance	$8,607	$—	$8,607

The following table sets forth the allocation of the allowance for loan losses, the percentage of allowance to the total allowance, and the percentage of loans in each category to total loans as of the dates indicated:

(Dollars in thousands)	September 30, 2016			December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
Real estate loans
Conventional, 1-4 family and home equity loans	$4,577	51%	55%	$3,997	45%	54%
Commercial	2,286	25%	22%	2,751	31%	21%
Land and construction	235	3%	2%	182	2%	3%
Commercial and municipal loans	1,146	13%	11%	1,192	13%	11%
Collateral and consumer loans	184	2%	—	68	1%	—
Unallocated	207	2%	—	62	1%	—
Acquired loans (discounts to related credit quality)	224	3%	9%	298	3%	10%
Impaired loans	126	1%	1%	355	4%	1%

Allowance	$8,985	100%	100%	$8,905	100%	100%

Allowance for originated loans as a percentage of originated loans		0.77%			0.78%
Non-performing loans as a percentage of allowance		55.89%			67.67%

The following table shows total allowances including overdraft allowances:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Allowance for loan losses	$8,954	$8,889
Overdraft allowance	31	16

Total allowance	$8,985	$8,905

Asset Quality. Classified loans include non-performing loans and performing loans that have been adversely classified, net of specific reserves. Total classified loans net of specific reserves were $20.7 million at September 30, 2016, compared to $19.7 million at December 31, 2015. OREO was $321 thousand at September 30, 2016 compared to $904 thousand at December 31, 2015. Losses have occurred in the liquidation process and our loss experience suggests it is prudent for us to continue funding provisions to build the allowance for loan losses. While, for the most part, quantifiable loss amounts have not been identified with individual credits, we anticipate more charge-offs as loan issues are resolved. The impaired loans meet the criteria established under ASC 310-10-35. Four loans considered to be impaired loans at September 30, 2016 have specific allowances identified and assigned. The four loans are secured by real estate. At September 30, 2016, the allowance included $126 thousand allocated to impaired loans compared to $386 thousand at December 31, 2015.

At September 30, 2016, we had 51 loans totaling $7.2 million considered to be TDRs as defined in ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” included in impaired loans. At September 30, 2016, 43 of the TDRs were performing under contractual terms. Of the loans classified as TDRs, 8 were non-performing at September 30, 2016. The total balance of these past due loans was $1.0 million. At December 31, 2015, we had 56 loans totaling $8.4 million considered to be TDRs.

Loans over 90 days past due were $4.2 million at September 30, 2016, compared to $3.9 million at December 31, 2015. Loans 30 to 89 days past due totaled $2.7 million at September 30, 2016, compared to $6.0 million at December 31, 2015. As a percentage of assets, the recorded investment in non-performing loans decreased from 0.40% at December 31, 2015 to 0.32% at September 30, 2016 and, as a percentage of total loans, decreased from 0.49% at December 31, 2015 to 0.40% at September 30, 2016.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not reflect trends or uncertainties that we reasonably expect will materially impact future operating results, liquidity or capital resources. For the nine-month period ended September 30, 2016, all loans about which management possesses information regarding possible borrower credit problems and doubts as to borrowers’ ability to comply with present loan repayment terms or to repay a loan through liquidation of collateral are included in the tables below or discussed herein.

At September 30, 2016, there were no other loans excluded from the tables below or not discussed above where known information about possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

The following table shows the breakdown of the amount of non-performing assets and non-performing assets as a percentage of the total allowance and total assets as of the dates indicated:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Amount	Percentage of Total Allowance	Percentage of Total Assets	Amount	Percentage of Total Allowance	Percentage of Total Assets
Non-accrual loans	$5,022	55.89%	0.32%	$6,026	67.67%	0.40%
Other real estate owned and chattel	321	3.57%	0.02%	904	10.15%	0.06%

Total non-performing assets	$5,343	59.46%	0.34%	$6,930	77.82%	0.46%

The following table sets forth the recorded investment in nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Real estate:
Conventional	$2,325	$3,017
Home equity	114	183
Commercial	2,416	2,242
Land and construction	94	—
Commercial and municipal	73	584

Total	$5,022	$6,026

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

Goodwill. Goodwill was $44.6 million, or 2.81% of total assets, as of September 30, 2016, compared to $44.6 million, or 2.94% of total assets, as of December 31, 2015.

Other Intangible Assets. Other intangible assets were $6.8 million, or 0.43% of total assets, as of September 30, 2016, compared to $7.8 million, or 0.52% of total assets, as of December 31, 2015. The decrease was due to normal amortization of core deposit intangible and customer list assets.

Other Real Estate Owned. OREO was $321 thousand, representing one residential property and one commercial property, at September 30, 2016, compared to $904 thousand, representing three residential properties and two commercial properties at December 31, 2015. During the nine months ended September 30, 2016, three properties were sold while no additional properties were added.

Deposits. Total deposits decreased $15.6 million, or 1.35%, to $1.1 billion at September 30, 2016 compared to $1.2 billion at December 31, 2015. The decrease was primarily due to a decrease of $13.7 million in savings and money market accounts and a decrease of $11.6 million in time deposits, partially offset by increases of $9.6 million in checking accounts.

Borrowings. We had outstanding balances of $202.2 million in advances from the FHLB at September 30, 2016, representing an increase of $52.2 million in outstanding balances compared to December 31, 2015. In addition to advances, we had 10 letters of credit totaling $31.2 million with the FHLB to secure customer deposits under pledge agreements. These letters of credit are factored against borrowing capacity with the FHLB. Securities sold under agreements to repurchase increased $3.6 million, or 19.85%, to $21.5 million at September 30, 2016 from $18.0 million at December 31, 2015.

Comparison of the Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015 (unaudited)

Overview. Consolidated net income for the nine months ended September 30, 2016 was $7.1 million, or $0.85 per diluted common share, compared to $6.9 million, or $0.82 per diluted common share, for the same period in 2015, an increase of $276 thousand, or 4.02%. Our net interest margin increased to 3.02% for the nine months ended September 30, 2016 from 2.97% for the nine months ended September 30, 2015. Our return on average assets and average common stockholders’ equity for the nine months ended September 30, 2016 were 0.60% and 6.78%, respectively, compared to 0.61% and 6.80%, respectively, for the same period in 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $1.5 million, or 4.70%, to $32.3 million for the nine-month period ended September 30, 2016, compared to $30.8 million for the nine-month period ended September 30, 2015, due to the additional income of $1.3 million primarily related to securities purchased in the first and second quarter of 2016 and a decrease in interest on deposits of $241 thousand, or 8.04%, offset in part by an increase in interest on advances and other borrowed money of $679 thousand, or 92.13%.

Interest and Dividend Income. For the nine months ended September 30, 2016, total interest and dividend income increased $2.0 million, or 5.47%, to $38.0 million, compared to $36.0 million for the same period in 2015. Interest and fees on loans increased $483 thousand, or 1.39%, to $35.2 million for the nine-month period ended September 30, 2016, compared to $34.7 million for the same period in 2015. Interest and dividends on investments and other interest increased $1.5 million, or 110.21%, for the nine-month period ended September 30, 2016 compared to the same period in 2015.

Interest Expense. For the nine months ended September 30, 2016, total interest expense increased $521 thousand, or 10.06%, to $5.7 million, compared to $5.2 million for the same period in 2015. Interest on deposits decreased $241 thousand, or 8.04%, to $2.8 million for the nine-month period ended September 30, 2016 compared to the same period in 2015 due in part to the migration from time deposits to lower cost deposit products. For the nine months ended September 30, 2016, interest on advances and other borrowed money increased $679 thousand, or 92.13%, to $1.4 million from $737 thousand for the same period in 2015 due in part to the increase in FHLB advances of $52.2 million during the nine months ended September 30, 2016.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the nine-month periods indicated.

	Nine month period ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost(4)	Average Balance(1)	Interest	Yield/ Cost(4)
Assets:
Interest-earning assets:
Loans(2)	$1,248,491	$35,153	3.75%	$1,216,071	$34,670	3.80%
Investment securities and other (5)	175,646	2,840	2.16%	166,678	1,351	1.08%

Total interest-earning assets	1,424,137	37,993	3.56%	1,382,749	36,021	3.47%

Noninterest-earning assets:
Cash	32,105			15,824
Other noninterest-earning assets(3)	127,083			97,463

Total noninterest-earning assets	159,188			113,287

Total	$1,583,325			$1,496,036

Interest-bearing liabilities:
Savings, NOW and MMAs	$774,643	$696	0.12%	$753,722	$712	0.13%
Time deposits	322,265	2,062	0.85%	342,971	2,287	0.89%
Repurchase agreements	19,197	78	0.54%	16,686	50	0.40%
Subordinated debentures and other borrowed funds	249,142	2,865	1.53%	172,478	2,131	1.65%

Total interest-bearing liabilities	1,365,247	5,701	0.56%	1,285,857	5,180	0.54%

Noninterest-bearing liabilities:
Demand deposits	55,408			52,418
Other	22,172			15,121

Total noninterest-bearing liabilities	77,570			67,539

Stockholders’ equity	140,498			142,640

Total	$1,583,325			$1,496,036

Net interest and dividend income/Net interest rate spread		$32,292	3.00%		$30,841	2.93%

Net interest margin			3.02%			2.97%

Percentage of interest-earning assets to interest-bearing liabilities			104.31%			107.54%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.
(4)	Yields and costs are annualized.
(5)	The yield on investment securities does not consider the impact of the tax effect on tax-exempt municipal bonds.

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

	Nine Months Ended September 30, 2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$903	$(420)	$483
Interest income on investments	76	1,413	1,489

Total interest income	979	993	1,972

Interest expense on savings, NOW and MMAs	21	(37)	(16)
Interest expense on time deposits	(135)	(90)	(225)
Interest expense on repurchase agreements	8	20	28
Interest expense on subordinated debentures and other borrowed funds	869	(135)	734

Total interest expense	763	(242)	521

Net interest income	$216	$1,235	$1,451

Provision for Loan Losses. The provision for loan losses (excluding overdraft losses) was $450 thousand for the nine months ended September 30, 2016, compared to $400 thousand of provisions during the same period in 2015. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $92 thousand in provisions for overdraft losses in the nine months ended September 30, 2016, compared to $40 thousand in provisions during the same period in 2015. For additional information on provisions and adequacy, please refer to the Allowance for Loan Losses section herein.

Noninterest Income and Expense. For the nine months ended September 30, 2016, total noninterest income increased $1.3 million, or 9.20%, to $15.5 million, compared to $14.2 million for the same period in 2015.

Customer service fees decreased $26 thousand, or 0.60%, to $4.3 million from $4.3 million for the nine months ended September 30, 2015. This decrease includes a decrease of $63 thousand in overdraft fees, offset in part by an increase in interchange income of $56 thousand.

Gain on sales and calls of securities increased $1.2 million, or 313.67%, to $1.5 million for the nine months ended September 30, 2016 from $373 thousand for the nine months ended September 30, 2015.

Mortgage banking activities decreased $93 thousand, or 9.23%, to $915 thousand from $1.0 million for the nine months ended September 30, 2015. The change represents a decrease of $268 thousand for capitalized mortgage servicing rights, which were partially offset by a decrease of $7 thousand for the amortization of mortgage servicing rights, a gain of $83 thousand related to fair market value adjustments to secondary market derivatives, an increase of $49 thousand in servicing fee income and $47 thousand increase in gains on the sale of loans. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net losses on other real estate and property owned decreased $14 thousand to a net loss of $55 thousand for the nine months ended September 30, 2016 from a net loss of $69 thousand for the same period in 2015.

Trust and investment management fee income decreased $63 thousand, or 0.99%, to $6.3 million for the nine months ended September 30, 2016, compared to $6.3 million for the same period in 2015.

Insurance and brokerage service income increased $84 thousand, or 7.22% to $1.2 million for the nine months ended September 30, 2016 compared to $1.2 million for the same period in 2015.

Bank-owned life insurance income increased $202 thousand, or 44.89% to $652 thousand for the nine months ended September 30, 2016 compared to $450 thousand for the same period in 2015, primarily related to the addition of $10 million of bank-owned life insurance purchased during the fourth quarter of 2015.

Other income increased $6 thousand, or 6.74%, to $95 thousand for the nine months ended September 30, 2016 from $89 thousand for the same period in 2015.

Total noninterest expenses increased $2.1 million, or 6.02%, to $36.8 million for the nine months ended September 30, 2016, compared to $34.7 million for the same period in 2015, as discussed below.

Salaries and employee benefits increased $553 thousand, or 3.05%, to $18.7 million from $18.1 million for the nine months ended September 30, 2015. Salary expense increased $492 thousand, or 3.47%, to $14.7 million from $14.2 million for the same period in 2015, reflecting ordinary cost-of-living adjustments, staffing increases and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $119 thousand, or 7.43%, to $1.7 million from $1.6 million for the same period in 2015.

Occupancy expenses decreased $300 thousand, or 6.38%, to $4.4 million from $4.7 million for the same period in 2015. The decrease relates primarily to decreases in snow removal and fuel expenses of $99 thousand and $60 thousand, respectively, due to mild weather during the first quarter of 2016 compared to the same period in 2015 as well as cost savings realized in 2016 due to closing two locations during the fourth quarter of 2015.

Advertising and promotion decreased $113 thousand, or 15.33% to $624 thousand from $737 thousand for the same period in 2015. Outside services increased $91 thousand, or 4.83%, to $2.0 million from $1.9 million for the same period in 2015. Professional services decreased $96 thousand, or 9.47%, to $918 thousand from $1.0 million for the same period in 2015.

Supplies expense increased $35 thousand, or 8.29%, to $457 thousand from $422 thousand for the same period in 2015. Telephone expense decreased $23 thousand, or 2.83%, to $790 thousand from $813 thousand for the same period in 2015.

Merger related expenses during the nine months ending September 30, 2016 were $1.3 million compared to none for the same period in 2015.

Amortization of intangible assets decreased $134 thousand, or 11.63%, to $1.0 million from $1.2 million for the same period in 2015 as our intangible assets are on the sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses increased $723 thousand, or 16.09%, to $5.2 million from $4.5 million for the same period in 2015. This increase includes increases of $241 thousand in contributions, $74 thousand in insurance premium expense, $67 thousand of MSR impairment expense, $125 thousand in expenses related to ATM and debit card losses, $165 thousand in franchise taxes and $93 thousand related to vesting of stock awards.

Comparison of the Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015 (unaudited)

Overview. Consolidated net income for the three months ended September 30, 2016 was $2.3 million, or $0.28 per diluted common share, compared to $2.1 million, or $0.25 per diluted common share, for the same period in 2015, an increase of $160 thousand, or 7.45%. Our net interest margin increased to 3.02% for the three months ended September 30, 2016 from 2.99% for the three months ended September 30, 2015. Our return on average assets and average common stockholders’ equity for the three months ended September 30, 2016 were 0.58% and 6.54%, respectively, compared to 0.57% and 6.32%, respectively, for the same period in 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $356 thousand, or 3.41%, to $10.8 million for the three month period ended September 30, 2016, compared to $10.4 million for the three month period ended September 30, 2015, due to the additional income of $399 thousand primarily related to securities purchased in the first and second quarter of 2016 and a decrease in interest on deposits of $32 thousand, or 3.40%, offset in part by an increase in interest on advances and other borrowed money of $248 thousand, or 116.98%.

Interest and Dividend Income. For the three months ended September 30, 2016, total interest and dividend income increased $601 thousand, or 4.97%, to $12.7 million, compared to $12.1 million for the same period in 2015. Interest and fees on loans increased $156 thousand, or 1.34%, to $11.8 million for the three month period ended September 30, 2016, compared to $11.6 million for the same period in 2015. Interest and dividends on investments and other interest increased $445 thousand, or 92.13%, for the three month period ended September 30, 2016 compared to the same period in 2015.

Interest Expense. For the three months ended September 30, 2016, total interest expense increased $245 thousand, or 14.95%, to $1.9 million, compared to $1.6 million for the same period in 2015. Interest on deposits decreased $32 thousand, or 3.40%, to $909 thousand for the three month period ended September 30, 2016 compared to the same period in 2015 due in part to the migration from time deposits to lower cost deposit products. For the three months ended September 30, 2016, interest on advances and other borrowed money increased $248 thousand, or 116.98%, to $460 thousand from $212 thousand for the same period in 2015 due in part to the increase in FHLB advances during the period.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the three-month periods indicated.

	Three month period ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance(1)	Interest	Yield/ Cost(4)	Average Balance(1)	Interest	Yield/ Cost(4)
Assets:
Interest-earning assets:
Loans(2)	$1,258,557	$11,755	3.74%	$1,215,447	$11,599	3.82%
Investment securities and other(5)	169,682	928	2.19%	179,830	483	1.07%

Total interest-earning assets	1,428,239	12,683	3.55%	1,395,277	12,082	3.46%

Noninterest-earning assets:
Cash	37,279			6,013
Other noninterest-earning assets(3)	128,368			108,654

Total noninterest-earning assets	165,647			114,667

Total	$1,593,886			$1,509,944

Interest-bearing liabilities:
Savings, NOW and MMAs	$788,520	$234	0.12%	$777,212	$257	0.13%
Time deposits	312,539	675	0.86%	337,560	684	0.81%
Repurchase agreements	20,367	27	0.53%	17,874	18	0.40%
Subordinated debentures and other borrowed funds	248,991	948	1.52%	162,736	680	1.67%

Total interest-bearing liabilities	1,370,417	1,884	0.55%	1,295,382	1,639	0.51%

Noninterest-bearing liabilities:
Demand deposits	59,469			55,930
Other	22,881			14,684

Total noninterest-bearing liabilities	82,350			70,614

Stockholders’ equity	141,119			143,948

Total	$1,593,886			$1,509,944

Net interest and dividend income/Net interest rate spread		$10,799	3.00%		$10,443	2.95%

Net interest margin			3.02%			2.99%

Percentage of interest-earning assets to interest-bearing liabilities			104.22%			107.71%

(1)	Monthly average balances have been used for all periods.
(2)	Loans include 90-day delinquent loans and other loans, which have been placed on a non-accruing status. Management does not believe that including the 90-day delinquent loans and other loans on non-accrual in loans caused any material difference in the information presented.
(3)	Other noninterest-earning assets include non-earning assets and OREO.
(4)	Yields and costs are annualized.
(5)	The yield on investment securities does not consider the impact of the tax effect on tax-exempt municipal bonds.

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

	Three Months Ended September 30, 2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest income on loans	$302	$(146)	$156
Interest income on investments	(26)	471	445

Total interest income	276	325	601

Interest expense on savings, NOW and MMAs	7	(30)	(23)
Interest expense on time deposits	(6)	(3)	(9)
Interest expense on repurchase agreements	3	6	9
Interest expense on subordinated debentures and other borrowed funds	314	(46)	268

Total interest expense	318	(73)	245

Net interest income	$(42)	$398	$356

Provision for Loan Losses. The provision for loan losses (excluding overdraft losses) was $250 thousand for the three months ended September 30, 2016, compared to no provisions during the same period in 2015. The amount of the provision is consistent with activity in the portfolio during the related periods and allowance adequacy models. We recorded $60 thousand in provisions for overdraft losses in the three months ended September 30, 2016, compared to $21 thousand in provisions during the same period in 2015. For additional information on provisions and adequacy, please refer to the Allowance for Loan Losses section herein.

Noninterest Income and Expense. For the three months ended September 30, 2016, total noninterest income increased $790 thousand, or 18.01%, to $5.2 million, compared to $4.4 million for the same period in 2015.

Customer service fees decreased $66 thousand, or 4.41%, to $1.4 million from $1.5 million for the three months ended September 30, 2015.

Gain on sales and calls of securities increased $342 thousand from none for the three months ended September 30, 2015. This increase is due to the increased volume of sales of securities during the three months ended September 30, 2016, compared to the same period in 2015.

Mortgage banking activities increased $371 thousand, or 189.29%, to $567 thousand from $196 thousand for the three months ended September 30, 2015. The change represents an increase of $133 thousand in gains on sales of loans, an increase of $48 thousand for capitalized mortgage servicing rights, decrease of $4 thousand for the amortization of mortgage servicing rights and an increase in gains on the fair market value of secondary market derivatives of $259 thousand offset by decreases in deferred loan fees on loans sold of $85 thousand. These changes reflect changes in pipelines, market rates and shifts in consumer demand for long-term fixed rate products.

Net losses on other real estate and property owned were $14 thousand for the three months ended September 30, 2016 compared to a net loss of $66 thousand for the same period in 2015.

Trust and investment management fee income increased $17 thousand, or 0.81%, to $2.1 million for the three months ended September 30, 2016, compared to $2.1 million for the same period in 2015.

Insurance and brokerage service income decreased $4 thousand, or 1.16%, to $340 thousand for the three months ended September 30, 2016 compared to $344 thousand for the same period in 2015.

Bank-owned life insurance income increased $63 thousand, or 41.45%, to $215 thousand for the three months ended September 30, 2016 compared to $152 thousand for the same period in 2015, primarily related to the addition of $10 million of bank-owned life insurance purchased during the fourth quarter of 2015.

Total noninterest expenses increased $417 thousand, or 3.55%, to $12.2 million for the three months ended September 30, 2016, compared to $11.8 million for the same period in 2015, as discussed below.

Salaries and employee benefits increased $227 thousand, or 3.71%, to $6.4 million from $6.1 million for the three months ended September 30, 2015. Salary expense increased $119 thousand, or 2.45%, to $5.0 million from $4.9 million for the same period in 2015, reflecting ordinary cost-of-living adjustments, staffing increases and promotional increases. The deferral of expenses in conjunction with the origination of loans increased $89 thousand, or 15.42%, to $668 thousand from $579 thousand for the same period in 2015.

Occupancy expenses decreased $53 thousand, or 3.57%, to $1.4 million from $1.5 million for the same period in 2015. The decrease relates primarily to $44 thousand in repairs and maintenance expenses for equipment, software and other general maintenance.

Advertising and promotion decreased $114 thousand, or 38.38%, to $183 thousand from $297 thousand for the same period in 2015. Outside services decreased $54 thousand, or 7.69%, to $648 thousand from $702 thousand for the same period in 2015 primarily related to decreases in core data processing expenses. Professional services decreased $40 thousand, or 11.27%, to $315 thousand from $355 thousand for the same period in 2015.

Supplies expense increased $11 thousand, or 7.38%, to $160 thousand from $149 thousand for the same period in 2015. Telephone expense decreased $26 thousand, or 9.52%, to $247 thousand from $273 thousand for the same period in 2015.

Merger related expenses during the three months ending September 30, 2016 were $510 thousand compared to none for the same period in 2015.

Amortization of intangible assets decreased $45 thousand, or 11.97%, to $331 thousand from $376 thousand for the same period in 2015 as our intangible assets are on the sum-of-the-years-digits declining amortization method, resulting in a reduction to year-over-year amortization.

Other expenses decreased $89 thousand, or 5.67%, to $1.5 million from $1.6 million for the same period in 2015. This decrease includes decreases of $36 thousand in contributions, $66 thousand in postage expense, $84 thousand of MSR impairment expense, $51 thousand in expenses related to ATM and debit card losses and $57 thousand related to collection of delinquent and nonperforming loans, offset in part by an increase of $100 thousand in shareholder expenses and an increase of $94 thousand in franchise tax expense.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described in the section in our Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities.”

Liquidity and Capital Resources

Liquidity

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. At September 30, 2016, our liquidity was sufficient to cover our anticipated needs for funding new loan commitments of approximately $65.9 million. Our source of funds is derived primarily from net deposit inflows, loan amortizations, principal pay downs from loans, sold loan proceeds, and advances from the FHLB. At September 30, 2016, we had approximately $159.7 million in additional borrowing capacity from the FHLB.

At September 30, 2016, stockholders’ equity totaled $142.4 million, compared to $136.7 million at December 31, 2015. This increase reflects net income of $7.1 million, the declaration of $3.5 million in common stock dividends, contributions and reinvestments in the dividend reinvestment program of $192 thousand and $1.5 million in other comprehensive income.

At September 30, 2016, we had unrestricted funds available in the amount of $2.1 million. As of September 30, 2016, our total cash needs for the remainder of 2016 are estimated to be approximately $2.0 million with $1.1 million projected to be used to pay cash dividends on our common stock, $287 thousand to pay interest on our subordinated debt, $180 thousand to pay interest on our capital securities and approximately $358 thousand for ordinary operating expenses. The Bank pays dividends to the Company as its sole stockholder, within guidelines set forth by the OCC and the FRB. Since the Bank is well-capitalized and has capital in excess of regulatory requirements, it is anticipated that funds will be available to cover the additional Company cash requirements for 2016, as needed, as long as earnings at the Bank are sufficient to maintain adequate Tier 1 Capital.

For the nine months ended September 30, 2016, net cash provided by operating activities decreased $5.5 million to $10.3 million, compared to cash provided of $15.8 million for the same period in 2015. Cash provided by loans sold decreased $6.6 million for the nine months ended September 30, 2016, compared to the same period in 2015. Net gain on sales of loans increased $46 thousand for the nine months ended September 30, 2016, compared to the same period in 2015. Net gain on sales and calls of securities increased $1.2 million for the nine months ended September 30, 2016, compared to the same period in 2015, as a result of $67.0 million of securities sold or called during the nine months ended September 30, 2016, compared to approximately $41.1 million of securities sold and called during the same period in 2015. The provision for loan losses increased $102 thousand for the nine months ended September 30, 2016, compared to the same period in 2015. The change in accrued interest receivable and other assets increased $579 thousand for the nine months ended September 30, 2016, compared to the same period in 2015. The change in accrued expenses and other liabilities decreased $2.1 million, compared to the same period in 2015.

Net cash used in investing activities was $53.6 million for the nine months ended September 30, 2016, compared to cash provided of $1.8 million for the same period in 2015, a change of $55.4 million. The cash used by net securities activities was $30.0 million for the nine months ended September 30, 2016, compared to cash used in net securities activities of $6.5 million for the same period in 2015. The cash used for purchases of securities decreased by $110.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, and cash provided by maturities of securities decreased $159.4 million for the nine months ended September 30, 2016, compared to the same period in 2015. Cash used in loan originations and principal collections, net, was $20.2 million for the nine months ended September 30, 2016, a change of $28.9 million, compared to cash provided of $8.7 million for the same period in 2015.

For the nine months ended September 30, 2016, net cash flows provided by financing activities were $36.8 million compared to net cash used by financing activities of $26.8 million for the nine months ended September 30, 2015, an increase of $63.6 million. For the nine months ended September 30, 2016, we experienced a net decrease of $883 thousand in cash used by deposits and securities sold under agreements to repurchase comparing cash used of $12.0 million in 2016 to cash used of $12.9 million for the same period in 2015. For the nine months ended September 30, 2016, we had an increase of $63.2 million of cash provided by FHLB advances and other borrowings, comparing $52.2 million provided for the nine months ended September 30, 2016 to net cash used of $11.0 million for the same period in 2015.

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

As of September 30, 2016 (unaudited), the Company and the Bank met each of their capital requirements and the most recent notification from the OCC categorized the Bank as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below as of September 30, 2016.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Lake Sunapee Bank Group:
Tier 1 Leverage Capital	$120,857	7.83%	$61,751	4.0%	N/A	N/A
Tier 1 Risk-Based Capital	120,857	11.34	63,941	6.0	N/A	N/A
Total Risk-Based Capital	147,009	13.79	85,255	8.0	N/A	N/A
Common Equity Tier 1 Capital	100,857	9.46	47,956	4.5	N/A	N/A
Lake Sunapee Bank, fsb:
Tier 1 Leverage Capital	$134,685	8.73%	$61,722	4.0%	$77,153	5.0%
Tier 1 Risk-Based Capital	134,685	12.65	63,892	6.0	85,190	8.0
Total Risk-Based Capital	143,837	13.51	85,190	8.0	106,487	10.0
Common Equity Tier 1 Capital	134,685	12.65	47,919	4.5	69,217	6.5

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

At September 30, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and the Bank’s regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes. The capital levels of both the Company and the Bank at September 30, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

Tangible Book Value

Book value per common share was $16.98 at September 30, 2016, compared to $16.32 per common share at December 31, 2015. Tangible book value per common share was $11.51 at September 30, 2016, compared to $10.76 per common share at December 31, 2015. Tangible book value per common share is a non-U.S. GAAP financial measure calculated using U.S. GAAP amounts. Tangible book value per common share is calculated by dividing tangible common equity by the total number of common shares outstanding at a point in time. Tangible common equity is calculated by excluding the balance of goodwill, other intangible assets and preferred stock from the calculation of stockholders’ equity. We believe that tangible book value per common share provides information to investors that may be useful in understanding our financial condition. Because not all companies use the same calculation of tangible common equity and tangible book value per common share, this presentation may not be comparable to other similarly titled measures calculated by other companies.

A reconciliation of these non-U.S. GAAP financial measures is provided below:

(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
Stockholders’ equity	$142,389	$136,708
Less goodwill (1)	40,847	40,847
Less other intangible assets(1)	4,981	5,726

Tangible common equity	$96,561	$90,135

Ending common shares outstanding	8,388,079	8,376,841
Tangible book value per common share	$11.51	$10.76

(1)	Net of related deferred tax liability.

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

Stock Repurchase Plan

The Board of Directors determined that a share buyback is appropriate to enhance stockholder value because such repurchases generally increase earnings per common share, return on average assets and on average equity; three performance benchmarks against which bank and thrift holding companies are measured. On June 12, 2007, the Board of Directors reactivated a previously adopted but incomplete stock repurchase program to repurchase up to 253,776 shares of common stock. We buy stock in the open market whenever the price of the stock is deemed reasonable and we have funds available for the purchase. At September 30, 2016, there were 148,088 shares available to be repurchased under the repurchase plan previously approved by the Board of Directors. The Company did not repurchase any shares during the nine months ended September 30, 2016.

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

Our one-year cumulative interest rate gap at September 30, 2016 was positive 4.74%, compared to the December 31, 2015 gap of positive 1.56%. With an asset sensitive positive gap, if rates were to rise, net interest margin would likely increase and if rates were to fall, the net interest margin would likely decrease. Over the next 12 months, $75.0 million more assets are subject to repricing than liabilities.

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

The following table sets forth our EVE at September 30, 2016, as calculated by an independent third party agent:

(Dollars in thousands)	Book Value	-100 bp	0 bp	+100 bp	+200 bp	+300 bp	+400 bp
EVE:
Amount	$172,690	$120,938	$135,213	$129,633	$119,713	$108,162	$98,584
Percent of change		-10.6%		-4.1%	-11.5%	-20.0%	-27.1%
EVE Ratio:
Ratio		7.70%	8.77%	8.62%	8.18%	7.59%	7.09%
Change in basis points		-107		-15	-59	-118	-168

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

There are other risks inherent to our business, which are disclosed within Part I, Item 1A, “Risk Factors” of our Annual Report. You should carefully consider the risk factors included in our Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC. To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

If the merger with Bar Harbor is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

On May 5, 2016, we entered into an Agreement and Plan of Merger with Bar Harbor pursuant to which we will merge with and into Bar Harbor, with Bar Harbor as the surviving corporation. We currently expect that the merger will be completed in the first quarter of 2017. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

Our stockholders will receive a fixed ratio of 0.4970 shares of Bar Harbor common stock for each share of our common stock, regardless of any changes in the market value of our common stock or Bar Harbor common stock before the completion of the merger.

Upon completion of the merger, each share of the Company’s common stock will be converted into the right to receive 0.4970 shares of Bar Harbor common stock. There will be no adjustment to the exchange ratio for changes in the market price of either our common stock or Bar Harbor common stock, and we do not have a right to terminate the merger agreement based upon changes in the market price of Bar Harbor common stock, subject to the limited exception described below. Accordingly, the dollar value of Bar Harbor common stock that our stockholders will receive upon completion of the merger will depend upon the market value of Bar Harbor common stock at the time of completion of the merger, which may be lower or higher than the closing price of Bar Harbor common stock on the last full trading day preceding public announcement that Bar Harbor and we entered into the merger agreement, the last full trading day prior to the date of proxy statement delivered to our stockholders or the date of the stockholder meeting. The market values of Bar Harbor’s common stock and our common stock have varied since we entered into the merger agreement with Bar Harbor and will continue to vary in the future due to changes in the business, operations or prospects of Bar Harbor and us, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.

We may choose to terminate the merger if Bar Harbor’s stock price declines by 20% from $34.55 and by 20% compared to the SNL Bank Index, as determined and calculated under the terms of the merger agreement, subject to Bar Harbor’s option to increase the exchange ratio.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Bar Harbor’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Bar Harbor. In addition, we have agreed to pay a termination fee of $5.5 million following the termination of the merger agreement under certain circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Bar Harbor has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2016.

LAKE SUNAPEE BANK GROUP
(Registrant)

/s/ Stephen R. Theroux
Stephen R. Theroux
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Jacobi
Laura Jacobi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 5, 2016, by and between Bar Harbor Bankshares and Lake Sunapee Bank Group (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 9, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 9, 2015).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2015).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2009).

3.4	Amended and Restated Certificate of Designations establishing the rights of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2014).

4.1	Stock Certificate (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-4 filed with the SEC on March 1, 1989).

4.2	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.4	Indenture by and between the Company, as Issuer, and U.S. Bank National Association, as Trustee, dated March 30, 2004, for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.5	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures issued by the Company to U.S. Bank National Association, dated March 30, 2004 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005).

4.6	Form of Subordinated Note issued by the Company to certain noteholders, dated October 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.